Form 10-K
period 2007-12-31
Lumber Liquidators, Inc.
filed 2008-03-12
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-33767

Lumber Liquidators, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	043229199
(State of Incorporation)	(IRS Employer Identification No.)

3000 John Deere Road

Toano, VA 23168

(Address of principal executive offices, including, zip code)

(757) 259-4280

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

At December 31, 2007, the last business day of the Registrant’s most recently completed fiscal quarter, the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on New York Stock Exchange on December 31, 2007) was approximately $71.6 million. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of December 31, 2007 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 29, 2008:

Title of Class	Number of Shares
Common Stock, $0.001 par value	26,746,702

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s proxy statement for the 2008 annual meeting of stockholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2007.

LUMBER LIQUIDATORS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States, based on industry sources and our experience. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. As of December 31, 2007, we sold our products through 116 Lumber Liquidators stores in 43 states, a call center, our website and a catalog.

Our company was founded in 1994 by Tom Sullivan, the current chairman of our board of directors, and in 1996, he opened the first Lumber Liquidators store near Boston, Massachusetts. Tom believed that traditional home improvement and flooring retailers underserved the homeowner in terms of selection, quality, price and product availability, presenting an opportunity to sell hardwood flooring at “liquidator” prices. Tom established relationships directly with vendors and mills to provide customers with broad, high-quality assortments at everyday low prices. He also identified the opportunity to better serve customers by employing knowledgeable sales staff to educate the customer about the product and provide advice on self-installation or working with contractors. In August 1996, Tom opened the second Lumber Liquidators store in Hartford, Connecticut, starting our company’s national expansion. In 2000, we relocated to Colonial Heights, Virginia and in 2004, we moved into our current location in Toano, Virginia. The Toano facility includes our call center, corporate offices, and distribution and finishing facility, where we currently finish approximately 70% of our Bellawood products. In August 2007, we reincorporated from Massachusetts to Delaware. On November 9, 2007, we completed our initial public offering and our common stock now trades on the New York Stock Exchange under the symbol “LL”.

We expect to remain committed to our value proposition as we grow through new stores and increased comparable store net sales. We have invested significant resources developing our national brands, including our name and proprietary products, which include our flagship Bellawood brand. We believe Lumber Liquidators is now recognized across the United States as a destination for high-quality hardwood flooring at everyday low prices, while our Bellawood brand is known as a premium flooring brand within the industry. We expect to continue to invest resources in our advertising and marketing at a percentage of net sales greater than our competitors. We drive net sales growth through new store openings and increases in comparable store net sales, and we drive profitability through our store model and corporate cost controls. We have substantially completed a significant investment in our store support infrastructure, primarily our senior management team, and we believe this investment should support our continuing growth.

Our Value Proposition

Our value proposition to the customer is a key driver of our business. Important components include:

•

Price. A fundamental part of our founding philosophy is to provide quality hardwood flooring brands at everyday low prices. We are able to maintain these prices across our product range because we purchase flooring directly from mills and brokers. In addition, we operate a low-cost store model with a “no frills” showroom, limited in-store inventory and locations in industrial or commercial areas that carry lower rent expense than many retail stores.

•

Selection. We have developed a broad product assortment of domestic and exotic hardwoods sold under proprietary brands that help us to differentiate our products from those of our competitors. We offer products across a range of price points and quality levels that allow us both to target discrete market segments and to appeal to diverse groups of customers.

•

Quality. We believe that we have achieved a reputation for quality, and that our proprietary brands are recognized for excellence by our customers. We work directly with our supplier mills and brokers to source and produce flooring that will meet our high quality standards and we also currently finish approximately 70% of our premium Bellawood products at our state-of-the-art Toano facility. We maintain an in-house inspection and quality control function and enforce strict certification requirements for Bellawood supplier mills.

•

Availability. Since our founding, we have made it a priority to build long-term relationships with our key supplier mills and brokers. As we have grown, we believe our relationships with our suppliers have strengthened, which we believe helps us ensure our continued access to a broad selection of domestic and exotic hardwood products at attractive prices. We believe that these direct supplier relationships are relatively unique in our industry. In addition, we believe our supply chain and centralized inventory at our Toano facility allow us to meet the delivery needs of our customers better than our competitors.

Our Strategy

We intend to continue to increase revenues and profitability by strengthening our position as a leading provider of hardwood flooring. Specific elements of our strategy for continued growth include the following:

•

Expand Our Store Base. The hardwood flooring market is highly fragmented, and we believe there is a significant opportunity to expand our store base. Because of the low capital investment to open our new stores and the attractive returns on investment that our stores generate, we intend to continue to expand our store base. We opened 25 new stores in 2007 and plan to open between 30 and 40 new stores during each of the next several years.

•

Improve Existing Store Net Sales Growth. We seek to drive productivity through strong comparable store net sales performance and by improving operational efficiencies. We expect net sales growth will be driven by our investment in our proprietary brands, targeted marketing campaigns and more efficient net sales and inventory planning and forecasting, as well as favorable long-term industry trends. In addition, we continue to build on what we believe is our strong track record of consistent store-level execution.

•

Expand Operating Margins. We attribute our success to our focus on and our ability to deliver on our value proposition to the customer, which results from leveraging our strength as a vertically-integrated, low-cost operator. As we continue to increase our revenues by opening new stores and marketing our proprietary brands, we also plan to decrease marginal costs by taking advantage of improving economies of scale in purchasing, leveraging our existing infrastructure and other fixed expenses and optimizing our finishing, distribution and supply chain management.

•

Leverage Brand Marketing Across Multiple Channels. We use our advertising and marketing activities and our multiple sales channels to help educate potential customers about hardwood flooring. As customers learn more about hardwood flooring and how best to shop for it, they also learn more about our products and value proposition, which we believe drives customer store visits and purchases of our products. We believe that as we continue to leverage our multi-channel strategy, we will drive repeat customer traffic. We have also made a significant advertising and marketing investment to link our brands to quality and value, as well as to establish ourselves as the hardwood flooring experts. As we continue to grow and open more stores, we believe that our marketing and branding activities will become more efficient and targeted. We also believe that our customer acquisition costs will decline on both a per-customer and per-store basis.

Our Brands

We offer a large selection of hardwood flooring year-round at everyday low prices, ranging in quality from our premium Bellawood brand to our more economical brands. We believe both Lumber Liquidators and Bellawood are well-known national brands. We have positioned Lumber Liquidators to represent an attractive value proposition to the customer, and believe we offer superior service and hardwood flooring expertise. Based on our market research, we believe that Bellawood, which accounted for approximately one-third of our 2007 net sales, is among the most-recognized brands in our industry. We are committed to supporting our brands and products through diverse national marketing campaigns that reach a wide variety of potential customers. Our objective is to sell high-quality products at an attractive value.

Our Integrated Multi-Channel Sales Model

We have an integrated multi-channel sales model that enables our national store network, call center, website and catalog to work together in a coordinated manner. We believe that due to the average size of the sale, many of our customers conduct extensive research before making a purchase decision. Our average sale was approximately $1,800 in 2007. We define “average sale” as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).

Our sales strategy emphasizes customer service by providing superior convenience and education tools for our customers to learn about our products and the installation process. Customers can view our complete assortment of products through each channel. We believe that potential new customers generally first come to know about us through our national advertising and other marketing efforts. For many of them, the next stop is our website, which provides an informational tool where they can start to learn about our wide variety of products. Our website also allows new customers to see “before and after” examples from previous customers, explains the installation process and provides product reviews and endorsements. Some customers contact our call center, which is staffed by more than 50 flooring experts who are also available for online chat and email. Customers can order samples or a catalog through any of our sales channels. We hire store associates who often have relevant industry experience, are able to guide customers through the purchasing process and can provide advice on installation, the selection of a contractor and maintenance. Once an order is placed, customers can either have purchases delivered or can pick them up at a nearby store location. We strive to use our various sales channels to make our customers’ transactions easy and efficient.

Our approach is based on our belief that customers prefer to shop for flooring using multiple channels. Because hardwood flooring is an infrequent purchase for many of our customers, we believe that we increase our chances of making a sale if we are the consumer’s choice for expert service at each step of their purchasing decision, from initial education about hardwood flooring to guidance on best maintenance practices for their installed flooring. Our national advertising strategy is designed to raise awareness of our brand and to establish Lumber Liquidators as the first destination for customers who are in the early stages of a purchase decision. Our other marketing efforts, our website and our catalog are similarly designed both to sell products and to provide customers with information throughout the purchasing process. Our research indicates that by the time a customer enters one of our stores, he or she has generally researched our offerings on our website or in our catalog and is ready to make a purchase.

Customers can purchase our products in our stores, or through our call center or website. The prices available on our website and from our call center are the same as the prices in our stores.

Our Marketing and Advertising

Our marketing strategy emphasizes product credibility, value, brand awareness, customer education and direct selling. We have structured our marketing and advertising strategy to correspond with our understanding of the hardwood flooring purchase/cycle. We increase brand awareness in a variety of ways, including advertising and demonstration of our value proposition to customers. We have invested significantly to build awareness and demand for all of our proprietary brands.

We believe that our Lumber Liquidators brand is positioned based on selection, price and service, while our Bellawood brand is known as a premium flooring brand within the industry. We believe that we establish product credibility primarily through the strength of our product and the attractiveness of our pricing. We believe that we have achieved a reputation for quality and low prices, and that our proprietary brands are recognized for excellence by our customers. Our objective is to sell high-quality products at an attractive value, and we offer a large selection of hardwood flooring year-round at everyday low prices, ranging in quality from our premium Bellawood brand to our more economical brands. We try to avoid being perceived as a volume-driven discounter, so while our promotional cycle focuses on particular buying cycles, we generally try to hold our sales around events where we can create some excitement among customers. For example, we hold sales when we acquire bulk amounts of inexpensive inventory where we can pass along the savings, during three-day weekends when a customer has more time to consider (and possibly even install) a new flooring purchase, and during our annual “odd lot” sidewalk sale in April.

Our product credibility also benefits from celebrity endorsements and product placement opportunities. We have long-term relationships with respected, well-known home improvement celebrities Bob Vila and Ty Pennington. Bob Vila in particular has been associated specifically with our Bellawood proprietary brand for several years. Ty Pennington has a long-term endorsement arrangement and his own hardwood flooring collection, the Ty Pennington Collection.

To increase brand awareness, we conduct ad campaigns on both a national and local level using both traditional and new media. We co-sponsor various television shows such as “Extreme Makeover: Home Edition” and HGTV’s “Dream Home,” which use our products and enable potential customers to see both what our flooring will look like after installation and the relative ease with which it can be installed. In addition, we use targeted television advertising on cable networks such as Discovery Channel, HGTV, TLC, DIY Network and A&E Network. We engage in sports marketing by participating in opportunities with, among others, Major League Baseball and the National Basketball Association and sponsoring a truck in the NASCAR Craftsmen Truck Series.

We believe our national advertising campaigns have been successful, and we expect to see greater returns on our investment in national advertising as more stores open near people who have already been introduced to our brands. We expect to place a greater focus on local advertising to support targeted store growth while maintaining appropriate levels of national advertising.

We also engage in marketing and advertising using the Internet and our catalogs. On the Internet, our advertising efforts include the use of banner advertising, sponsoring links on well-known search engines, having storefronts with large e-tailers and having a large network of online affiliate partners. Our direct mail strategy focuses on regular contact with our customers and the targeting of prospective purchasers. We distribute our catalog, as well as other direct mailings, to key consumer and commercial segments around specific store locations.

Our Stores and Store Model

Our stores are designed to emphasize our products in a visually appealing showroom format, yet reflect our low-cost approach to doing business. The average size of our stores is approximately 6,400 square feet, of which approximately 800 square feet is dedicated to the showroom selling area. Our stores are typically located in industrial or commercial areas that have lower rents than traditional retail locations, are accessible from major roadways and have significant visibility to passing traffic. We can adapt to a range of existing buildings, whether free-standing or in shopping centers. We enter into short leases, generally for base terms of five years, with renewal options to maximize our real estate flexibility. Most of our store showrooms have wall racks holding one-foot by two-foot display boards of our flooring products and larger sample squares serving as the showroom floor. We believe that our store design and location reinforce our customers’ belief that they get a good deal when they buy from us.

We have engaged a national broker to assist us with identifying locations for new stores and negotiating with landlords. Our first priority is to expand into markets in which we currently do not have a store, or where our existing store is more than an hour’s drive away from what we believe is a critical mass of potential customers. We also focus on high density markets that we feel can support multiple stores. In the past, the size of our stores has varied depending on our ability to acquire space opportunistically, but we expect that new stores will generally be between 5,000 and 8,000 square feet, with approximately 800 square feet dedicated to the showroom and the remaining space used as a warehouse. Most of our stores are currently located in primary or secondary metropolitan areas, but we have also succeeded in a number of smaller markets. We believe our primary and secondary metropolitan markets will benefit from additional store locations, and there are many small and medium-sized markets where we have no stores at all. In identifying new markets, we intend to target selected markets that have demographic and other characteristics similar to those where we have been successful and fill in larger markets with additional stores.

As of December 31, 2007, we operated 116 stores in 43 states, and we plan to open approximately 30 to 40 stores during each of the next several years. In 2007, our stores that had been open for more than twelve months had average per-store net sales of $4.2 million. Across our markets, our average new store has historically become profitable within three months of beginning operations and generally returned its initial cash investment within seven months. We estimate that the cost required to open a typical new store is approximately $240,000, of which inventory, net of trade payables, represents approximately $190,000. A typical store staff consists of a manager and two to three associates. We hire additional staff to the extent required by a store’s level of business. The store manager is responsible both for store operations and for overseeing our customers’ shopping experience. Many of our store managers have previous retail experience with large retailers in the home improvement industry, the retail flooring industry or the flooring installation industry. Store manager compensation consists of a base salary and commissions.

A store’s warehouse is stocked with that store’s most popular hardwood products and high-volume items, but primarily holds customer-specific merchandise inventory waiting to be picked up or to have delivery arranged. This allows for central inventory management from our Toano facility. Average store inventory for stores that had been open for more than twelve months is approximately $365,000 and consists of both in-stock inventory and order-specific inventory. With the exception of certain high-volume products, we have found that customers typically request to pick up or arrange delivery of their products approximately one month after placing an order. By generally requiring a 50% deposit when an order is placed, we reduce store-level working capital requirements.

The table below highlights certain information regarding our stores open during each of the following periods:

	2005	2006	2007
Number of stores at January 1	57	76	91
New stores	19	16	25
Closed stores(1)	—	1	—

Number of stores at December 31	76	91	116

(1)	The 2006 closed location represents a laminate flooring-only store established to operate during the remaining lease period of a relocated store.

Customer Service and Sales Force

We position ourselves as hardwood flooring experts and believe our high level of customer service reflects this positioning. Key elements of our service include providing consumers with useful product information and answering their hardwood flooring questions, ensuring product availability, following through on customer requests and selling high-quality products at an attractive value. Our store associates are familiar with all aspects of our store operations and, along with our call center staff, are trained to understand the characteristics and installation method for the broad range of hardwood flooring that we offer, and to guide customers through the purchase process. Many of our staff have relevant industry experience, and we are currently developing a formal standardized training program for all of our store associates.

While we generally do not provide or arrange flooring installation, nor do we generally recommend or endorse installers or installation companies, as a courtesy to our customers, each of our stores maintains a list of local third-party flooring installers that they may provide to customers. In August 2007, we began to work with a national installation company as either our exclusive or recommended installer at a number of stores we opened in 2007. Depending on the success of this test program, we may expand it to other stores in the future. Even in these limited circumstances, however, choosing an installer remains the sole responsibility of the purchaser or homeowner, and we disclaim any liability for the work performed (or any damage caused) by any installer, including those on any list our stores may provide.

Call Center

More than 50 flooring experts cross-trained in sales, customer service and product support staff our call center. In addition to receiving telephone calls, our call center staff has been made available to chat online with visitors to our website, respond to e-mails from our customers and engage in telemarketing activities. Customers can contact our call center to place an order to be delivered directly to their home or picked up at a nearby store, to make an inquiry or to order a catalog. Callers can also order flooring samples for a nominal fee that is credited towards their first purchase. Our call center staff work on a commission basis. Call center sales fulfilled through our Toano facility are credited to the call center, while those picked up at one of our stores are credited to that store.

Website

Our website serves both to educate consumers and to generate sales, whether through a store, our call center or directly via the website itself. Potential customers want information about the products they are considering, and we seek to provide them with what they need to make an informed decision. Visitors to our website can interact with our flooring experts and can search through a large database of frequently asked questions. We also offer product reviews and an extensive “before and after” gallery from previous customers, as well as detailed product information and how-to videos that explain the installation process. As with our call center, visitors can also order flooring samples.

Catalog and Other Mailings

Our direct mail strategy focuses on regular contact with our customers and the targeting of prospective purchasers. We distribute our catalog, as well as other direct mailings, to key consumer and commercial segments around specific store locations. Copies of our catalog can also be obtained through our stores, our call center and our website. We believe these mailings contribute to increases in store traffic and call center volume that lead to more sales. We expect to continue expanding our catalog mailing efforts to prospective customers in markets where we have stores.

Our Customers

We seek to appeal to customers who desire a high-quality product at an attractive value, and are willing to travel to less convenient locations to get it. We sell our products principally to existing homeowners, who represent about 80% of our customer count. Historically, these homeowners are in their mid-30’s or older, are well-educated and have been living in their homes for at least several years. Over 60% of hardwood surface flooring purchases are made by households with incomes of $70,000 or more. We have found that homeowners like various aspects of wood floors, including appearance and durability, ease of installation, renewability of resources and increasingly higher quality of engineered and laminate flooring. The majority of these customers hire a third-party installer to put in their flooring, with the remainder being do-it-yourself installers. Most of our other sales are to contractors, who are primarily small businesses that are either building a small number of new homes or have been hired by an owner to put in a new floor.

Our Products

We offer a complete assortment of hardwood flooring that includes prefinished premium domestic and exotic hardwoods, engineered hardwoods, unfinished hardwoods, bamboo, cork and laminates. Our product offering is substantially comprised of our proprietary brands, led by our flagship Bellawood brand. Our hardwood flooring products are generally available in various widths and lengths. They are generally differentiated in terms of quality and price based on the species, grade of the hardwood and quality of finishing, as well as the length of the warranty. In total, we offer nearly 350 different flooring product stock-keeping units. Prefinished floors are finished in a factory under controlled conditions and are ready to be enjoyed immediately after they are installed. Our prefinished products generally have warranties ranging from 10 to 50 years when used in residential settings.

We continue to develop breadth within our proprietary brands. In 2007, we introduced additional lines of solid and engineered handscraped products under our Virginia Mill Works Co. brand, stained and strand bamboo products under our Morningstar and newly-developed Ty Pennington brands, and heavier-wear layer laminates with foam backing under our Dream Home brand. We also offer a broad assortment of flooring enhancements and installation accessories, including moldings, noise-reducing underlay and adhesives, that complement our assortment of floor offerings.

	2007	2006
Percentage of Net Sales:
Hardwood (Solid and Engineered)	69%	72%
Laminates	10%	10%
Bamboo and Cork	9%	8%
Moldings and Accessories	10%	8%
Other	2%	2%

Total	100%	100%

Solid Hardwood. Our proprietary solid hardwood products are milled from one thick piece of wood, which can be sanded and refinished numerous times. We offer flooring products made from more than 25 wood species, including both domestic woods, such as ash, beech, birch, hickory, northern hard maple, northern red oak, pine and American walnut, and exotic woods, such as bloodwood, cherry, cypress, ebony, koa, mesquite, mahogany, rosewood and teak. We sell these products as both prefinished and unfinished.

Engineered Hardwood. Our proprietary engineered hardwood products are produced by bonding a layer of hardwood to a plywood backing. Like our solid hardwood floors, our engineered hardwood floors are offered in domestic and exotic wood species. All of our engineered hardwood products are prefinished.

Bamboo and Cork. Our proprietary bamboo products, harvested from the fast growing bamboo plant, is offered as a prefinished or stained solid wood or engineered floor. Our proprietary cork flooring is produced by harvesting the outer bark of the cork oak tree, and it is durable, acoustical and acts as an insulator.

Laminate. Our proprietary laminate flooring is typically constructed with a high-density fiber board core, inserted between a melamine laminate backing and high-quality photographic paper displaying an image of wood and a ceramic finish, abrasion-resistant laminate top. These products are produced and assembled to our specifications by third parties. Some of our laminate flooring brands allow for easy-click installation or V-groove installation, while others offer a pre-glued undersurface, moisture repellent, soundproofing, single-strip format or a handscraped textured finish.

Moldings, Accessories and Other Products. We offer a wide variety of wood flooring moldings and accessories. We sell a complete selection of moldings that complement our various wood flooring products, and we also sell stair treads and risers. Accessories include underlays that can be placed between the new floor and the sub-floor, insulating sound and cushioning the floors. In addition, we sell installation supplies (such as adhesive and trowels), floor cleaning supplies and butcher-block kitchen countertops.

Our Suppliers

We work directly with a select group of vendors and mills with whom we have cultivated long-standing relationships to ensure a consistent supply of high-quality product at the lowest prices. As part of ensuring the high-quality nature of our brands, we have developed demanding product standards. As we have grown, we believe our supplier relationships have strengthened, which we believe helps to ensure our access to a broad selection of products. Many suppliers have grown to support our business. We select suppliers based on a variety of factors, including their ability to supply products that meet industry grading standards and our specifications. As part of ensuring that they are meeting relevant standards, we inspect samples, make periodic site visits to our suppliers’ mills and selectively inspect inbound shipments at our distribution center. Based on our historical experience, we believe that some of the mills that we use are among the best in their respective markets. We also support social and environmental responsibility among our supplier community, and the majority of our suppliers have entered into an environmental and social responsibility agreement with us. This agreement contains a code of conduct regarding our expectations concerning environmental, labor and health and safety matters. We encourage the use of renewable resources, and generally prefer to use suppliers that operate in areas where the harvest rate is slower than tree planting and growth rates.

We currently purchase products from approximately 90 domestic and international vendors, which are primarily mills or trading companies. Trading companies contract with mills, primarily Chinese, to make products for us, and handle certain shipping and customs matters. In 2007, one of the trading companies, Sequoia Floorings, accounted for approximately 22% of our purchases, and acted as an agent for another of our suppliers that accounted for another 3% of our purchases. Including these companies, our top 10 suppliers account for approximately 66% of our supply purchases in 2007. We believe that we are the largest customer for most of our suppliers, which we believe enables us to obtain better prices in some circumstances. We maintain strong relationships with our current suppliers, but we also seek out new mills that can meet our standards, and we work with them to evaluate new hardwood species and new technologies that may allow us to expand or improve our operations. We continually seek out new suppliers to ensure that we have sufficient product flow to support our current operations and expected growth. In evaluating suppliers, one of the factors we consider is their access to new or hard-to-find species of wood, so that we can continue to expand our range of exotic hardwood products. We believe that alternative and competitive suppliers are available for most of our products.

We do not have long-term contracts with most of our suppliers, as we believe is standard in our industry, but we believe we have stable long-term historical relationships with the majority of mills with whom we do business. We generally purchase product on an order-by-order basis, and write orders for delivery in 90 to 180 days. We have one long-term purchase agreement with a trading and import company that we entered into in July 2006. Pursuant to the terms of that agreement, we are required to order a specified minimum amount of product each year, totaling approximately 27 million square feet of product. Certain disputes have arisen between the parties primarily with regard to product quality, unit price changes and delivery and payment obligations. We are not currently receiving any product under the agreement and we intend to seek payment for our cover costs relating to purchase orders that were not delivered. The products we ordered from the vendor that are not being delivered have been purchased from other suppliers and we expect the cover costs to be immaterial.

Overseas suppliers deliver our product to us by sea, usually requiring between 21 and 35 days from port to port. These products are delivered to a U.S. port of entry, most frequently Norfolk, Virginia, after which the majority is shipped to our Toano facility for finishing (when required) and distribution to our stores. The balance is shipped directly from the port of entry to our stores. Products supplied by our North American suppliers are generally delivered to our Toano facility or our stores by truck. Our Toano facility is strategically located near the international shipping port in Norfolk and major east-west and north-south interstate highways. In 2007, approximately 38% of our product was sourced from Asia, approximately 35% was sourced from North America, approximately 18% was sourced from South America and 9% was sourced from other locations. All of our foreign purchases are negotiated and paid for in U.S. dollars.

Finishing

Annually, we finish approximately 70% of our Bellawood products (about 20 million square feet in 2007) at our state-of-the-art finishing facility in Toano, and we obtain the balance from qualified finishing suppliers in North America, South America and Australia. We also finish small quantities of certain of our other products at that facility. We currently operate one finishing line at Toano and we have the space to construct a second finishing line in that facility. We continually invest in improving our process controls and product quality, and we believe that our existing finishing infrastructure at our Toano facility can support our planned growth over at least the next three years with limited capital expenditures to increase capacity. Bellawood products have one of the highest scuff resistant finishes in the industry as measured by the Taber Abrasion Test, an abrasion testing method designed to measure the abrasion resistance of protective floor finishes. We have adopted sophisticated quality assurance policies and techniques and throughout the finishing process, we perform numerous tests and visual inspections to verify that the flooring complies with our specifications, and that the final prefinished hardwood flooring meets our standards. In developing these policies and techniques, we emphasize defect prevention, minimizing variations in our products, decreased waste and workplace safety.

Distribution, Order Fulfillment and Inventory Management

We operate a single distribution center located in Toano, Virginia. We warehouse our products at that facility before shipping them to our stores by truck or intermodal, and approximately 85% of our merchandise passes through that facility before we move it to our stores. It generally takes between two to five days for a shipment to reach our stores, and each store receives an average of 1.4 shipments per week. In some cases, our suppliers deliver products directly to our stores. We believe that our existing distribution infrastructure at our Toano facility can support our planned growth over at least the next three years with limited capital expenditures and planned logistics initiatives.

In the first quarter of 2007, we upgraded our corporate network with high-speed dedicated lines capable of carrying both voice and data communications. At this time all of our stores were rewired for voice and data. Voice communications are now carried over a scalable Internet-based network. During the first half of 2008, we plan to implement a new point-of-sale system in all of our stores. This touch screen system will provide for real-time tracking of inventory and sales information. We believe that our updated inventory management and communications systems will allow for improved forecasting, more efficient inventory management, rapid stock replenishment and concise merchandise planning.

Our Market

The hardwood flooring market represents approximately 10% of the overall U.S. floor coverings market, which includes carpet and area rugs, hardwood and softwood flooring, ceramic floor and wall tile, resilient sheet and floor tile and laminate flooring. In its November 2007 Wood Flooring report, Catalina Research estimates that the value of U.S. hardwood flooring wholesale sales in 2007 was approximately $2.5 billion in “manufacturers’ dollars” or $4.1 billion in retail sales. In 2007, approximately 69% of our net sales, or $280 million, were hardwood flooring, representing an estimated market share of 6.8%. Catalina estimates that sales of hardwood flooring declined 5.0% in comparing 2007 to 2006, following a decline of 4.2% in comparing 2006 to 2005. However, without estimating a turnaround period, Catalina estimates a rebound in demand will be sharp, and hardwood flooring sales will grow at a compound annual growth rate of 7.5% through 2012.

We believe the demand impacting the wood flooring market which serves the homeowner depends on complex economic and demographic factors that influence home-related discretionary spending, and these factors may vary locally, regionally and nationally. We believe our market is impacted by home remodeling activity, employment levels, housing turnover, real estate prices, new housing starts, consumer confidence, credit availability, and the general health of consumer discretionary spending. We do not anticipate significant improvement in the general wood flooring market at least through the first half of 2008.

Our total net sales, comparable net sales and average net sales per store older than one year all improved in 2007 compared to 2006. We believe the number of retailers serving the homeowner-based segment of the wood floor market declined in 2007, and our results benefited from increased market share. While the housing market may continue to be volatile, we also believe we will continue to benefit from several key long-term industry trends and characteristics including:

•

Increased Home Improvement Spending. Based on the U.S. Census Bureau construction report, residential improvement spending grew at a 7.0% compound annual growth rate from 2000 to 2005. According to the Home Improvement Research Institute, spending on home improvement products is forecasted to grow at a 5.2% compound annual growth rate from 2005 to 2010. The home improvement market is driven by several factors, which include the age of the existing housing stock, home ownership levels, average home size and demographic shifts in the population. We believe home improvement spending is currently being driven in particular by persons engaged in home remodeling projects.

•

Aging Housing Stock. As homes get older, homeowners remodel in order to maintain habitability, marketability and attractiveness of the home. Also, as homes get older, materials such as floor coverings that were used at the time of initial construction wear out and must be replaced or upgraded to compete with new homes. According to the U.S. Census Bureau, the median age of the U.S. housing stock was 33 years in 2005, which compares to 25 years in 1990.

•

Increasing Home Ownership. Data from the U.S. Census Bureau shows that the home ownership rate was 68% and owner-occupied homes totaled 75.2 million in the fourth quarter of 2007, a long-term increase from the fourth quarter of 1995, where the home ownership rate was 65% and owner-occupied homes totaled 65.4 million. Homeowners are significantly more likely to spend on residential improvements than landlords and renters. According to the Joint Center for Housing Studies of Harvard University, homeowners increased their residential improvement expenditures 10% annually from 2000 to 2005, while owners of rental properties have increased their spending by less than 4% annually over the same period.

•

Increasing Average Size of Homes. As homes have increased in average size, there is more floor surface to be covered. According to the U.S. Census Bureau, the average new single family home was estimated to be 2,469 square feet in 2006, a 17.9% increase from 2,095 square feet in 1995.

•

Favorable Demographic Trends. Purchases by households with more discretionary income have driven increased hardwood flooring sales. Catalina estimates that households with incomes of $70,000 or more made approximately 60.9% of total hard surface flooring purchases in 2005, up from 32.8% in 1997. The population segment represented by this income bracket was one of the most quickly growing over the past decade. Similarly, households headed by people between 35 and 64 years of age tended to dominate total hard surface flooring purchases, representing 64.1% of purchases in 2005, up from 63.8% in 1997. The most significant change in this category, however, was in the age segment category 45 to 64, representing 48.3% of total hard surface flooring purchases in 2005, up from 41.1% in 1997. This segment’s population will continue to grow, as the U.S. Census Bureau projects the 45 to 64 age segment to increase to 26.2% of the population by 2010 (up from 22.1% of the population in 2000). This constitutes the largest estimated population increase of any age group over that period.

•

Evolution of the Hardwood Flooring Market. Manufacturers today offer a wider range of wood species than they have historically, including exotic woods and bamboo, as well as distressed and handscraped flooring lines that appeal to a wider range of consumers. Additionally, manufacturers have designed hardwood flooring that is increasingly easier and less costly to install, such as prefinished, engineered floors that can be installed without glue. Prefinished hardwood floors have become highly prevalent due to ease of installation, multiple styles and applications for situations that in the past precluded the use of hardwood floors. Unfinished products usually require professional installation, sanding and multiple coats of varnish. According to industry sources, the percentage of prefinished square feet of flooring sold increased from 38% in 1999 to over 50% estimated for 2007.

•

Greater Attractiveness of Hardwood Flooring. Hardwood flooring sales have grown historically, and we expect that they will continue to grow as consumer preferences shift to hardwood flooring and as industry innovations drive growth, such as through a greater range of product offerings that appeal to varied consumer preferences and hardwood flooring that has been designed for easier and less costly installation. We believe that consumers increasingly prefer hardwood flooring for its perceived cosmetic and durability advantages, as well as its ability to contribute to a healthy home because it is relatively easy to clean and traps less dust, dirt and bacteria than some other types of flooring.

Our Competition

We are the largest specialty retailer of hardwood flooring in the United States, and compete in a hardwood flooring market that is highly fragmented. We compete on the basis of price, quality, selection and availability of the hardwood flooring that we offer our customers, as well as the level of customer service we can provide. Our competitive position is also influenced by the availability, quality and cost of merchandise, labor costs, finishing, distribution and sales efficiencies and our productivity compared to that of our competitors. The market includes both national and regional home improvement chains which specialize in the lower-end, higher-volume flooring market and offer a wide range of home improvement products other than flooring. We also compete against smaller national specialty flooring chains, some of which have an Internet presence, and a large number of local and regional independent flooring retailers, including a large number of privately-owned single-site enterprises.

We estimate, based on internal market research that our share of the hardwood flooring retail market was approximately 7% in 2007, up from approximately 6% in 2006. We believe that we compete effectively against the large national chains by offering competitive prices, higher-quality hardwood flooring products, a broader product assortment, a shorter delivery time, and better customer service by virtue of our more knowledgeable sales staff. In addition, we believe that our largest competitors with Internet operations focus to a greater extent on the lower-priced segment of the hardwood flooring market, particularly engineered, bamboo and laminate flooring. The remainder of the hardwood flooring market is dominated by small local independent retailers that usually sell carpet and tile in addition to hardwood flooring. Most of these retailers purchase their hardwood flooring from domestic manufacturers or distributors, and typically do not stock hardwood flooring, but order it only when the customer makes a purchase. As a result, we believe it takes these retailers longer than us to deliver their product to customers, and their prices tend to be higher than ours. We also compete against companies that sell other types of floor coverings, such as carpet, vinyl sheet and tile, ceramic tile, natural stone and others.

Our Employees

As of December 31, 2007, we had 670 employees, 96% of whom were full-time and none of whom were represented by a union. Of these employees, 65% work in our stores, 16% work in corporate store support infrastructure or similar functions (including our call center employees) and 19% work either on our finishing line or in our distribution center. We believe that we have good relations with our employees.

Intellectual Property and Trademarks

We have a number of marks registered in the United States, including Lumber Liquidators®, Bellawood®, 1-800-FLOORING®, Dura-Wood® , Blutec®, Quickclic®, Virginia Mill Works Co. Hand Scraped and Distressed Floors®, Morning Star Bamboo Flooring®, Dream Home Laminate Floors®, Builder’s Pride®, Schön Engineered Floors®, Casa de Colour Collection® and other product line names. We have also registered certain marks in jurisdictions outside the United States, including the European Union, Canada, Australia and Japan, and have registration applications pending in several other jurisdictions. We regard our intellectual property as having significant value and these names are an important factor in the marketing of our brands. We are not aware of any facts that could be expected to have a material adverse effect on our intellectual property.

Government Regulation

We are subject to extensive and varied federal, state and local government regulation, including regulations relating to employment, public health and safety, zoning and fire codes. We operate each of our stores, finishing facility and distribution center in accordance with standards and procedures designed to comply with applicable codes and regulations.

Our operations and properties are also subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and clean up of contaminated properties, including off-site disposal locations. We do not incur significant costs complying with environmental laws and regulations. However, we could be subject to material environmental costs, liabilities or claims in the future, especially in the event of changes in existing laws and regulations or in their interpretation.

Our suppliers are also subject to the laws and regulations of their home countries, including in particular laws regulating forestry and the environment. We consult with our suppliers as appropriate to ensure that they are in compliance with applicable home country laws. We also support social and environmental responsibility among our supplier community, and the majority of our major suppliers have entered into an environmental and social responsibility agreement with us. This agreement contains a code of conduct regarding our expectations concerning environmental, labor and health and safety matters, which includes among its guidelines an understanding that our suppliers must comply with the laws, rules and regulations of the countries in which they operate.

Available Information

We maintain a website at www.lumberliquidators.com. The information on or available through our website is not, and should not be considered, a part of this report. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Item 1A.	Risk Factors.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to matters such as sales growth, comparable store net sales, impact of cannibalization, price changes, earnings performance, stock-based compensation expense, margins, return on invested capital, strategic direction, the demand for our products and store openings. We have used words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “expects,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed in this Item 1A. “Risk Factors,” and elsewhere in this report.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. There may also be other factors that we cannot anticipate or that are not described in this report that could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made and we assume no obligation to update them after the date of this report as a result of new information, future events or subsequent developments, except as required by the federal securities laws.

Risks Related to Our Business and Industry

The hardwood flooring industry depends on the economy, home remodeling activity, the homebuilding industry and other important factors.

The hardwood flooring industry is highly dependent on the remodeling of existing homes and new home construction. In turn, remodeling and new home construction depend on a number of factors which are beyond our control, including interest rates, tax policy, employment levels, consumer confidence, credit availability, real estate prices, demographic trends, weather conditions, natural disasters and general economic conditions. If:

•	the national economy or any regional or local economy where we operate weakens;

•	interest rates rise;

•	credit becomes less available;

•	regions where we operate experience unfavorable demographic trends;

•	fuel costs or utility expenses increase; or

•	home-price appreciation slows;

that could limit discretionary consumer spending, reduce spending on remodeling of existing homes and cause purchases of new homes to decline. For example, although our net sales increased during 2006 and 2007, Catalina Research estimates that sales of hardwood flooring declined 5.0% in comparing 2007 to 2006, following a decline of 4.2% in comparing 2006 to 2005. Any one or a combination of these factors could result in decreased demand for hard surface flooring, including in particular premium hardwood flooring, in remodeled and new homes, which would harm our business and operating results.

The planned rapid increase in the number of our stores may make our future results unpredictable.

As of December 31, 2007, we had 116 stores throughout the United States, 60 of which we opened after January 1, 2005. We plan to open between 30 and 40 new stores during each of the next several years. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. Our future results will depend on various factors, including the successful selection of new markets and store locations, our ability to negotiate leases on acceptable terms, management of pre-opening expenses, the quality of our operations, consumer recognition of the quality of our products, our ability to meet customer demand, the continued popularity of hardwood flooring and general economic conditions. In addition, as we open more stores, our rate of expansion relative to the size of our store base will decline. We may not be able to identify suitable store locations in markets into which we seek to expand and may not be able to open as many stores as planned. Consumers in a new market may be less familiar with our brands, and we may need to increase brand awareness in that market through additional investments in advertising. Stores opened in new markets may have higher construction, occupancy or operating costs, or may have lower average store net sales, than stores opened in the past. In addition, we may incur higher maintenance costs associated with our strategy of seeking out low-cost store locations than in the past. Newly opened stores may not succeed or may reach profitability more slowly than we expect, and the ramp-up to profitability may become longer in the future as we enter more mid-sized and smaller markets and add stores to larger markets where we already have a presence. Future markets and stores may not be successful and, even if we are successful, our average store net sales and our comparable store net sales may not increase at historical rates.

Failure to manage our growth effectively could harm our business and operating results.

Our plans call for a significant number of new stores, and increased orders from our website, call center and catalog. Our existing management information systems, including our store management systems and financial and management controls, may be unable to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain regional managers, store managers and store staff. In addition, we have hired a number of senior managers in 2006 and 2007, and execution of our strategy requires that they be integrated effectively. We may not respond quickly enough to the changing demands that our expansion will impose on our management, staff and existing infrastructure. Any failure to manage our growth effectively could harm our business and operating results.

Our ability to produce hardwood flooring, particularly products made of more exotic species, depends on the continued availability of sufficient suitable hardwood.

Our business strategy depends on offering a wide assortment of hardwood flooring to our customers. We sell flooring made from species ranging from domestic maple, oak and pine to imported cherry, ebony, mahogany and teak. Some of these species are scarce, and we cannot be assured of their continued availability, especially of exotic hardwoods that comprise a significant portion of our more profitable products. Our ability to obtain an adequate volume and quality of hard-to-find species depends on our suppliers’ ability to furnish those species, which, in turn, could be affected by many things including events such as forest fires, insect infestation, tree diseases, prolonged drought and other adverse weather conditions. Government regulations relating to forest management practices also affect our suppliers’ ability to harvest or export timber, and changes to regulations and forest management policies, or the implementation of new laws or regulations, could impede their ability to do so. If our suppliers cannot deliver sufficient hardwood and we cannot find replacement suppliers, we would need to curtail finishing of the relevant product lines, which could cause our operating results to deteriorate.

Our dependence on certain suppliers makes us vulnerable to the extent we rely on them.

We rely on a concentrated number of suppliers for the majority of our supply needs. In 2007, one of our suppliers, Sequoia Floorings, accounted for approximately 22% of our purchases, and acted as an agent for another of our suppliers which accounted for another 3% of our purchases. Including those companies, our top 10 suppliers account for approximately 66% of our purchases in 2007. We generally do not have long-term contracts with our suppliers, and we typically obtain our hardwood supplies on an order-by-order basis, writing orders for future deliveries from 90 to 180 days before delivery. Our suppliers may be unable to supply us in the future due to various factors, which could include political instability in the supplier’s country, a supplier’s financial instability, inability or refusal to comply with applicable laws, trade restrictions or tariffs, insufficient transport capacity and other factors beyond our control. If we can no longer obtain merchandise from our major suppliers, or they refuse to continue to supply us on commercially reasonable terms or at all, and we cannot find replacement suppliers, we could experience a deterioration in our net sales and operating results.

If we fail to identify and develop relationships with a sufficient number of qualified mills, our ability to obtain hardwood products that meet our high quality standards could be harmed.

We purchase flooring directly from mills located around the world. We believe that these direct supplier relationships are relatively unique in our industry. In order to retain the competitive advantage that we believe results from these relationships, we need to continue to identify, develop and maintain relationships with qualified mills that can satisfy our high standards for quality and our requirements for hardwood in a timely and efficient manner. The need to develop new relationships will be particularly important as we seek to expand our operations in the future. Any inability to do so could reduce our competitiveness, slow our plans for further expansion and cause our sales and operating results to deteriorate.

Our ability to obtain hardwood from abroad and the operations of many of our international suppliers are subject to risks that are beyond our control and that could harm our operations.

We rely on a select group of international suppliers to provide us with hardwood products that meet our specifications. In 2007, approximately 38% of our product was sourced from Asia, approximately 18% was sourced from South America and approximately 9% was sourced from other locations outside of North America. As a result, we are subject to risks associated with obtaining products from abroad, including:

•	political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries where our products originate;

•	currency exchange fluctuations;

•

the imposition of new laws and regulations, including those relating to environmental matters; imports, duties, taxes and other charges on exports or imports; labor conditions; quality and safety standards; trade restrictions; and restrictions on funds transfers;

•	disruptions or delays in shipments; and

•	changes in local economic conditions in countries where our suppliers are located.

These and other factors beyond our control could disrupt the ability of our suppliers to ship certain products to us cost-effectively or at all, which could harm our operations.

Increased hardwood costs could harm our results of operations.

The cost of the various species of hardwood that we use in our products is important to our profitability. Hardwood lumber costs fluctuate because of changes in domestic and international supply and demand, labor costs, competition, market speculation, product availability, environmental restrictions, government regulation and trade policies, weather conditions, processing and freight costs and delivery delays. We generally do not have long-term supply contracts or guaranteed purchase amounts. As a result, we may not be able to anticipate or react to changing hardwood costs by adjusting our purchasing practices, and we may not always be able to increase the selling prices of our products in response to increases in supply costs. If we cannot address changing hardwood costs appropriately, it could cause our operating results to deteriorate.

Increased delivery costs, particularly those relating to the cost of fuel, could harm our results of operations.

We source merchandise from around the world, and our cost of sales includes the cost of delivery to our Toano facility. In addition, we rely on third-party trucking companies to transport our products from our Toano facility to our stores and from our stores to our customers. If the cost of fuel or other costs, such as import tariffs, rise, it could result in increases in our cost of sales and selling, general and administrative expenses due to additional delivery charges and in the fees transportation companies charge us to transport our products to our stores and customers. We may be unable to increase the price of our products to offset increased delivery charges, which could cause our operating results to deteriorate.

If our management information systems experience disruptions, it could disrupt our business and reduce our sales.

We depend on our management information systems to integrate the activities of our stores, website and call center, to process orders, to respond to customer inquiries, to manage inventory, to purchase merchandise and to sell and ship goods on a timely basis. Our high growth rate creates additional challenges in maintaining and expanding our systems. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. We have identified improvements that we need to make to our internal controls that relate to limiting access to our information systems, which we expect to implement over the next eight months. Any significant disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed, which could result in delays in the delivery of products to our stores and customers or lost sales.

In the first quarter of 2007, we upgraded our entire corporate network, including our telephone lines, to an Internet-based network. If our network is disrupted, we may experience delayed communications within our operations and between our customers and ourselves, and may not be able to communicate at all via our network, including via telephones connected to our network.

In the first half of 2008, we plan to introduce a new point-of-sale system to improve the tracking of inventory and sales information in all of our stores. If the introduction of this system interferes with our existing system, we could experience disruptions in our ability to stock our stores and fulfill customer orders in a timely manner.

We may in the future be unable to develop or acquire technology that meets our needs or those of our customers, or have insufficient resources to make necessary investments in technology. Accordingly, if our information systems are inadequate to handle our growth or if changes in technology cause our information systems to become obsolete, it could disrupt or otherwise harm our operations.

Any disruption of our website or our call center could disrupt our business and lead to reduced sales and reputational damage.

Our website and our call center are integral parts of our integrated multi-channel strategy. Customers use our website and our call center as information sources on the range of products available to them and to order our products, samples or catalogs. Our website in particular is vulnerable to certain risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. If we cannot successfully maintain our website and call center in good working order, it could reduce our sales and damage our reputation.

Our success depends substantially upon the continued retention of certain key personnel.

We believe that our success has depended and continues to depend to a significant extent on the efforts and abilities of our senior management team and our board of directors. Our failure to retain members of that team could impede our ability to build on the efforts they have undertaken with respect to our business. Specifically, the loss of Tom Sullivan, our founder (or “Founder”) and the chairman of our board of directors, could harm us. Under his guidance, we experienced rapid growth and established ourselves as a leading company in the industry. Tom continues to have an active role in determining our strategic direction and assisting with our day-to-day operations, and we believe that if we no longer had access to his product knowledge and relationships with our suppliers, it would eliminate an important competitive advantage. In addition, the loss of Jeff Griffiths, our president and chief executive officer, or Dan Terrell, our chief financial officer, could harm us, as we rely on their significant experience with reporting companies and the retail industry.

Our success depends upon our ability to attract, train and retain highly qualified managers and staff.

Our success depends in part on our ability to attract, hire, train and retain qualified managers and staff. Buying hardwood flooring is an infrequent event, and typical consumers have very little knowledge of the range, characteristics and suitability of the products available to them before starting the purchasing process. Therefore, consumers in the hardwood flooring market expect to have sales associates serving them who are knowledgeable about the entire assortment of products offered by the retailer and the process of choosing and installing hardwood flooring. As a result, competition for qualified store managers and sales associates among flooring retailers is intense. We may not succeed in attracting and retaining the personnel we require to conduct our current operations and support our potential future growth. In addition, as we expand into new markets, we may find it more difficult to hire, motivate and retain qualified employees.

Increased competition could cause price declines, decrease demand for our products and decrease our market share.

We operate in the hardwood flooring industry, which is highly fragmented and competitive. We face significant competition from multinational home improvement chains, national and regional flooring specialty chains, Internet-based companies and privately-owned single-site enterprises. We compete on the basis of price, customer service, store location and range, quality and availability of hardwood flooring we offer our customers. Our competitive position is also influenced by the availability, quality and cost of merchandise, labor costs, finishing, distribution and sales efficiencies and our productivity compared to that of our competitors. As we expand into new and unfamiliar markets, we may experience different competitive conditions than in the past.

Some of our competitors are larger organizations, have existed longer, are more diversified in the products they offer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. In addition, our competitors may forecast market developments more accurately than we do, develop products that are superior to ours or produce similar products at a lower cost, or adapt more quickly to new technologies or evolving customer requirements than we do. Intense competitive pressures from one or more of our competitors could cause price declines, decrease demand for our products and decrease our market share.

Hardwood flooring may become less popular as compared to other types of floor coverings in the future. For example, our products are made using various hardwood species, including rare exotic hardwood species harvested from rainforests, and concern over the environmental impact of tree harvesting could shift consumer preference towards synthetic or inorganic flooring. In addition, hardwood flooring competes against carpet, vinyl sheet, vinyl tile, ceramic tile, natural stone and other types of floor coverings. If consumer preferences shift towards types of floor coverings other than hardwood flooring, we may experience decreased demand for our products.

All of these competitive factors may harm us and reduce our sales and profits.

Damage, destruction or disruption of our Toano facility could significantly impede our ability to finish and distribute our products.

We currently finish approximately 70% of all Bellawood products at our Toano facility. In 2007, Bellawood flooring accounted for approximately one-third of our net sales. We also finish small quantities of certain of our other products there. In addition, the Toano facility serves as our distribution center, and approximately 85% of our merchandise passes through this facility before we move it to our stores. The Toano facility also houses our primary computer systems, which control our management information and inventory management systems, and our corporate headquarters. We do not have any other finishing or distribution facilities. If the Toano facility or our inventory held there were damaged or destroyed by fire, wood infestation or other causes, our entire finishing and distribution processes would be disrupted, which could cause significant lost production and delays in delivery. This could impede our ability to stock our stores and deliver products to our customers, and cause our sales and operating results to deteriorate.

Failure to maintain relevant product endorsement agreements and product placement arrangements could harm our reputation and cause our sales to deteriorate.

We have established relationships with well-known and respected home improvement celebrities to evaluate, promote and help establish with consumers the high-quality nature of our products. If these individuals were to stop promoting our products, if we were unable to renew our endorsement contracts with them or if we could not find other endorsers of a similar caliber, our sales and reputation could be harmed. Similarly, any actions that persons endorsing our products may take, whether or not associated with our products, which harm their or our reputations could also harm our brand image with consumers and our reputation, and cause our sales to deteriorate. We also have a number of product placement arrangements with home improvement-related television shows. We rely on these arrangements to increase awareness of our brands, and to enable potential customers to see both what our flooring will look like after installation and the relative ease with which it can be installed. Any failure to continue these arrangements could cause our brands to become less well-known and cause our sales to deteriorate.

Our success depends on the continued effectiveness of our advertising strategy.

We believe that our past success was achieved in part through our successful investment in local and national advertising. We typically locate our stores in industrial or commercial areas that have lower rents than traditional retail locations, but that are generally set some distance from population centers and downtown urban areas. To support this real estate strategy, we have used extensive advertising to encourage customers to drive to our stores. We may need to increase our advertising expense to support our business strategy in the future. In addition, we lease but do not own the rights to 1-800-FLOORING. Although we have an indefinite renewal right under the related contract, it could be terminated in certain circumstances, which could increase our costs until we were able to publicize a new toll-free number. If our advertisements fail to draw customers in the future, or if the cost of advertising or other marketing materials increases significantly, we could experience declines in our sales and operating results.

We have entered into a number of lease agreements with companies controlled by our controlling stockholder, which may make it more difficult to modify or terminate those leases.

We have entered into several agreements with related parties in connection with a significant number of transactions, including leases for our Toano facility, which includes a store location, and 25 of our other store locations as of December 31, 2007. Tom Sullivan is the sole owner of ANO LLC, with which we have in the past entered into most such agreements. In addition, Tom is the sole owner of Wood on Wood Road, Inc., and he has a 50% membership interest in BMT Holdings, LLC, and we lease one store location from each of these entities. While we believe that these leases we have signed to date are on fair market terms, it may be more difficult for us to modify or terminate those leases in the future, or we may be prevented from doing so by the actions of Tom, who is a significant stockholder.

We may incur non-cash compensation expenses in connection with an existing stock-based compensation agreement.

We are party to a stock-based agreement between Tom and his brother, Kevin Sullivan, a regional manager, accounted for as a variable performance plan (the “Variable Plan”). The Variable Plan was established in 1998 and modified in August 2005. The Variable Plan awarded Kevin the right (the “Variable Right”) to an ownership percentage of our common stock. The percentage was defined as a fixed percentage of 2.5% of our common stock on a fully diluted basis, as defined in the agreement, plus an additional percentage based on certain performance criteria, primarily a comparison of the net income of the region under Kevin’s management to our total net income on a trailing twelve-month basis. Under the Variable Plan agreement, we were required to determine the number of shares of common stock exercisable under the Variable Right at vesting. The common stock earned under the Variable Right would be contributed by Tom, and 1.5 million shares of our common stock were placed in escrow by Tom, representing the maximum amount of shares Tom and Kevin believed would be earned under the Variable Right.

The Variable Right fully vested and became exercisable in connection with the initial public offering (or “IPO”), and all cash settlement provisions via put-call rights terminated. In accordance with the terms of the Variable Plan, we calculated that 853,853 shares of our common stock had vested and were exercisable under the Variable Right (the “Vested Shares”). Cumulative stock-based compensation expense related to the Variable Plan was calculated utilizing that share count and the $11 per share IPO price to adjust the liability on our balance sheet under the line item “Stock Compensation Liability” to $9.4 million representing $0.3 million of 2007 stock-based compensation expense. The Stock Compensation Liability was reclassified to the line item “Additional Capital” on our balance sheet in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”).

Kevin filed for arbitration on December 7, 2007 disputing our share count calculation. Total stock-based compensation expense related to the Variable Plan was $3.2 million for the year ended December 31, 2007, which included our best estimate of the ultimate value of incremental shares (above the Vested Shares) that may be delivered to Kevin via settlement or arbitration. As the ultimate value that may be delivered to Kevin is not certain, we may be required to adjust stock-based compensation expense in 2008.

In addition, on March 11, 2008, we received a copy of a complaint that Kevin purportedly sent to the Fair Labor Division of the Office of the Attorney General of Massachusetts, which alleges that the Founder and we have unlawfully withheld wages from Kevin by not releasing to him a specified portion of the escrowed shares of common stock. We are not a party to the escrow arrangement between the Founder and Kevin. Kevin is seeking a prompt release of those shares, together with certain additional damages that could potentially be subject to trebling under relevant law. At this time, it is not possible for us to determine the ultimate resolution of, or reasonably estimate any potential liability from, this matter, and no provision for losses has been provided in connection with this complaint. We intend to defend this matter vigorously.

We may not be able to adequately protect our intellectual property, which could harm the value of our brands and harm our business.

Our intellectual property is material to the conduct of our business. Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our name and logo and the names of our brands. If our efforts to protect our intellectual property are inadequate, or if any third party infringes on or misappropriates our intellectual property, either in print or on the Internet, the value of our brands may be harmed, which could adversely affect our business and might prevent our brands from achieving or maintaining market acceptance. We may also encounter claims from prior users of similar intellectual property in locales where we operate or intend to operate. This could harm our image, brand or competitive position and cause us to incur significant penalties and costs.

Environmental, health and safety laws and regulations could increase the cost of doing business or restrict our ability to conduct our business.

We are subject to a wide range of general and industry-specific environmental, health and safety and other laws and regulations imposed by federal, state and local authorities, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain hazardous materials and wastes, the remediation of contaminated soil and groundwater and the health and safety of employees. If we are unable to extend or renew a material approval, license or permit required by such laws, or if there is a delay in renewing any material approval, license or permit, that may cause our sales and operating results to deteriorate or otherwise harm our business.

We are incurring increased costs and risks associated with complying with corporate governance and disclosure standards.

We completed our initial public offering in November 2007. We have spent and continue to spend a significant amount of management time and external resources to comply with laws, regulations and standards relating to corporate governance and public disclosure, including under the Sarbanes-Oxley Act of 2002 and related rules of the SEC and New York Stock Exchange. Complying with those requirements will likely increase our costs and make some activities more time-consuming. A number of the requirements will require us to carry out activities we have not previously undertaken. If we identify any issues in complying with those requirements (for example, if a material weakness was identified in our internal control over financial reporting), we could also incur additional costs rectifying those issues, and their existence could impact our reputation or investor perceptions of us or otherwise harm our business. We are currently not aware of any material weaknesses in our internal controls or disclosure controls. In addition, we expect that it will be difficult and expensive to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Relating to Our Common Stock

Tom Sullivan and TA Associates, a private investment company, have the ability to exercise significant influence over us and their interests in our business may be different than yours.

At December 31, 2007, Tom controlled approximately 37%, and certain funds managed by TA Associates, Inc., a private equity investment firm (such funds and firm collectively, “TA Associates”), controlled approximately 22%, of our outstanding common stock. Accordingly, each of these parties will be able to exercise significant influence over our business policies and affairs and all matters requiring a stockholders’ vote, including the composition of our board of directors, the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets. This concentration of ownership could also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without their support. These interests of these stockholders may conflict with yours, and they may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to holders of our common stock or be harmful to our business or other investors.

Our anti-takeover defense provisions may cause our common stock to trade at market prices lower than it might absent such provisions.

Our certificate of incorporation and bylaws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions include a staggered board, the availability of “blank check” preferred stock, provisions restricting stockholders from calling a special meeting of stockholders or requiring one to be called or from taking action by written consent and provisions that set forth advance notice procedures for stockholders’ nominations of directors and proposals of topics for consideration at meetings of stockholders. Our certificate of incorporation also provides that Section 203 of the Delaware General Corporation Law, which relates to business combinations with interested stockholders, applies to us. These provisions may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock. In addition, these provisions may cause our common stock to trade at a market price lower than it might absent such provisions.

Our common stock price may be volatile and you may lose all or part of your investment.

The market price of our common stock could fluctuate significantly. Those fluctuations could be based on various factors in addition to those otherwise described in this report, including:

•	our operating performance and the performance of our competitors;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who follow Lumber Liquidators or other companies in our industry;

•	variations in general economic conditions;

•	actions of our current stockholders, including sales of common stock by our directors and executive officers;

•	the arrival or departure of key personnel; and

•	other developments affecting us, our industry or our competitors.

In addition, in recent years, the stock market has experienced significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies but may cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company or its performance.

Future sales of our common stock, or the perception that such sales may occur, could cause our stock price to fall.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could harm the market price of our common stock and could materially impair our ability to raise capital in the future through offerings of our common stock.

We, our executive officers and directors and TA Associates have agreed, subject to certain exceptions, not to dispose of or hedge any common stock or securities convertible into or exchangeable for shares of common stock until May 8, 2008, except, in our case, for the issuance of common stock upon exercise of options outstanding under existing option plans. Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated may, in their sole discretion, release any of these shares from these restrictions at any time without notice. As of May 8, 2008, all of our shares of common stock outstanding may be sold in the public market by existing stockholders, subject to applicable volume and other limitations imposed under federal securities laws.

By letter dated February 20, 2008, Kevin Sullivan provided notice to us that he considered the lock-up agreement that he signed to be null and void. He has asserted that because his lock-up agreement is not identical to the lock-up agreement signed by Tom Sullivan, which he has alleged was required by the Variable Plan agreement, he is not bound by its terms. To date, however, none of the shares put into escrow by Tom in connection with the Variable Plan have been transferred to Kevin.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Item 2.	Properties.

As of February 29, 2008, we operated 124 stores located in 43 states, including 8 opened since December 31, 2007. We lease all of our stores, which average approximately 6,400 square feet and generally include an 800 square foot showroom. We also lease our corporate headquarters located in Toano, Virginia, which includes our call center, corporate offices, and distribution and finishing facility. Our corporate headquarters has 307,784 square feet, of which approximately 32,000 square feet are office space, and is located on a 74-acre plot.

The table below sets forth the locations (alphabetically by state) of our stores in operation as of February 29, 2008.

State	Stores	State	Stores	State	Stores	State	Stores
Alabama	1	Indiana	2	Missouri	2	Pennsylvania	5
Arizona	2	Iowa	1	Nebraska	1	Rhode Island	1
Arkansas	1	Kansas	1	Nevada	2	South Carolina	3
California	10	Kentucky	1	New Hampshire	3	Tennessee	3
Colorado	3	Louisiana	2	New Jersey	3	Texas	11
Connecticut	2	Maine	1	New Mexico	1	Utah	1
Delaware	1	Maryland	2	New York	6	Virginia	6
Florida	11	Massachusetts	4	North Carolina	2	Washington	3
Georgia	2	Michigan	3	Ohio	5	West Virginia	1
Idaho	1	Minnesota	2	Oklahoma	2	Wisconsin	3
Illinois	4	Mississippi	1	Oregon	2

Currently, 26 of our store locations are leased from related parties. See discussion of properties leased from related parties in Note 5 to the financial statements included in Item 8 of this report and within Related Party Transactions and Lease Arrangements in Item 13 of this report.

Item 3.	Legal Proceedings.

On January 4, 2007, Clifford Wayne Bassett and Clifford Wayne Bassett, MD, PC (together “Dr. Bassett”) filed a lawsuit entitled Clifford Wayne Bassett et al. v. Lumber Liquidators, Inc. et al., in the U.S. District Court for the Southern District of New York, against us, E.W. Scripps Company (“Scripps”) and others. We purchased an article from Scripps describing the benefits of hardwood flooring in relation to other types of flooring. The article contained a quote by Dr. Bassett, an allergist, who claims that the use of the quote was unauthorized. Dr. Bassett asserted damages in excess of $10 million. The parties reached a settlement and the case was dismissed with prejudice on January 18, 2008. We did not receive nor were we required to pay any material amount in connection with the settlement.

On July 12, 2007, we received a copy of a demand for arbitration, dated July 11, 2007, in which a senior executive who separated from us in May 2006 (the “Former Executive”) claimed that we breached our obligations to him upon his resignation of employment. The Former Executive alleged that he terminated his employment for “good reason,” as defined in his employment agreement and our warrant plan, based on, among other things, an allegedly substantial reduction in his responsibilities. He sought damages of approximately $0.7 million (plus the value of certain other specified benefits), as well as a declaration that he has owned 1% of our company since he terminated his employment. As part of the arbitration process, we concluded that, among other things, the Former Employee breached certain provisions of the Employee Confidentiality and Non-Compete Agreement that he signed with us and violated certain statutory and common law duties. Accordingly, we asserted a counter-demand for arbitration against the Former Executive. On February 29, 2008, the arbitrator issued a ruling in which he found that the Former Executive was not entitled to any of the relief that he sought and ruled for us on some of our claims but did not award any monetary damages. Each party was ordered to bear its own attorneys’ fees and costs and the fees and expenses of the arbitrator will be split equally between the parties.

On December 7, 2007, Kevin Sullivan filed a demand for arbitration naming the Founder and us as respondents. In his demand, Kevin “seeks to recover the full number of shares due him under” the Variable Plan agreement. In accordance with the terms of the Variable Plan, we determined and certified that 853,853 shares of common stock (the “Vested Shares”) were exercisable under the Variable Plan. Pursuant to the terms of the Variable Plan, the Founder had previously placed 1,500,000 shares of common stock in escrow for purposes of satisfying his obligations thereunder. During 2007, we recorded $3.2 million of stock-based compensation expense related to the Variable Plan. That amount included approximately $3.0 million as a provision for additional stock-based compensation expense that may be required as the result of either settlement or a binding ruling from the arbitrator. This additional expense represents our best estimate of the ultimate value of the incremental shares (above the Vested Shares) that may be delivered to Kevin via settlement or arbitration. As the ultimate value that may be delivered to Kevin is not certain, we may be required to adjust stock-based compensation expense in 2008.

In addition, on March 11, 2008, we received a copy of a complaint that Kevin purportedly sent to the Fair Labor Division of the Office of the Attorney General of Massachusetts, which alleges that the Founder and we have unlawfully withheld wages from Kevin by not releasing to him a specified portion of the escrowed shares of common stock. We are not a party to the escrow arrangement between the Founder and Kevin. Kevin is seeking a prompt release of those shares, together with certain additional damages that could potentially be subject to trebling under relevant law. At this time, it is not possible for us to determine the ultimate resolution of, or reasonably estimate any potential liability from, this matter, and no provision for losses has been provided in connection with this complaint. We intend to defend this matter vigorously.

We are from time to time subject to claims and disputes arising in the normal course of business. In the opinion of management, while the outcome of any such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (or “NYSE”) under the trading symbol “LL”.

Our common stock began trading on the NYSE on November 9, 2007 and through December 31, 2007, the high and low closing sales price was $9.76 and $7.83, respectively.

Holders

As of February 25, 2008, we had 15 shareholders of record and approximately 2,000 beneficial holders of our common stock.

Dividend Policy

We are not required to pay any dividends and have not declared or paid any cash dividends on our common stock. We intend to continue to retain earnings for use in the operation and expansion of our business and therefore do not anticipate payment of any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Immediately prior to the initial public offering on November 9, 2007, 7,952,018 shares of our redeemable preferred stock held by TA Associates were converted into 7,952,018 shares of our common stock. No consideration was received by us in connection with the conversion of the redeemable preferred stock. This issuance of common stock upon conversion of the redeemable preferred stock held by TA Associates was exempt from registration under the Securities Act of 1933 in reliance on Section 3(a)(9) of the Securities Act of 1933 as an exchange by an issuer with an existing security holder exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

Initial Public Offering and Use of Proceeds

On November 8, 2007, a registration statement (SEC file number 333-142309) relating to our initial public offering (the “IPO”) of our common stock was declared effective by the SEC. Under this registration statement, 3,800,000 shares of our common stock was sold by us and 6,200,000 were sold by selling stockholders, Tom Sullivan and TA Associates, at a price to the public of $11.00 per share. The offering closed on November 15, 2007. The managing underwriters were Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

The offering terminated after the sale of all of the shares registered on the registration statement (excluding the shares that are registered in connection with the underwriters’ over-allotment option, which expired unexercised). The gross proceeds from the shares of common stock sold by us were $41.8 million. The net proceeds to us from the offering were approximately $36.2 million, after deducting an aggregate of $2.9 million in underwriting discounts and commissions paid to the underwriters and $2.7 million in other expenses incurred in connection with the offering. We used $6.6 million of these proceeds to repay the amounts outstanding under the term-loan portion of our senior secured loan agreement. We intend to use the remaining proceeds, or $29.6 million, for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.	Selected Financial Data.

The selected statements of income data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 have been derived from our audited financial statements included in Item 8 of this report. This information should be read in conjunction with those audited financial statements, the notes thereto, and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. The selected financial data set forth below as of December 31, 2005 and income data for the year ended December 31, 2004 are derived from our financial statements contained in reports previously filed with the SEC, not included herein. We derived the selected financial data as of December 31, 2004 from our audited financial statements and the related notes not included herein. We derived the selected financial data as of and for the year ended December 31, 2003 from our unaudited financial statements not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2007	2006(1)	2005	2004	2003
	(in thousands, except share and per share amounts)
					(unaudited)
Statement of Income Data
Net sales	$405,307	$332,060	$244,947	$171,766	$100,866
Cost of sales	270,193	221,931	158,844	115,857	67,870

Gross profit	135,114	110,129	86,103	55,909	32,996
Selling, general and administrative expenses	116,308	88,716	67,900	48,461	29,566
Impairment loss on long-lived assets	—	—	—	293	955

Operating income	18,806	21,413	18,203	7,155	2,475
Interest expense	722	722	638	429	218
Other (income) expense(2)	(413)	(368)	(96)	190	(428)

Income before income taxes	18,497	21,059	17,661	6,536	2,685
Provision for income taxes(3)	7,171	8,161	6,948	(1,450)	65

Net income	$11,326	$12,898	$10,713	$7,986	$2,620

Net income per common share:
Basic	$0.68	$0.86	$0.71	$0.53	$0.17
Diluted	$0.48	$0.56	$0.46	$0.51	$0.17
Weighted average common shares outstanding(4):
Basic	16,646,674	15,000,100	15,000,100	15,000,100	15,000,100
Diluted	23,634,995	22,989,403	23,063,174	15,675,477	15,000,100

(1)	We adopted the provisions of SFAS 123(R), using the prospective-transition method, effective January 1, 2006.
(2)	Includes interest income.
(3)	Effective December 1, 2004, we elected to be taxed as a “C” corporation for federal and state income tax purposes. Prior to this election, we were not subject to federal and certain state income taxation at the corporation level.
(4)	Share amounts as of December 31, 2003 have been adjusted to reflect the December 2004 common stock dividend of 150,000:1 to Tom Sullivan, our founder and chairman of our board of directors.

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
					(unaudited)
Balance Sheet Data
Cash and cash equivalents	$33,168	$3,965	$6,031	$3,031	$3,073
Merchandise inventories	72,024	51,758	30,009	22,507	14,910
Total assets	128,424	78,020	55,162	39,753	21,017
Total debt and capital lease obligations, including current maturities	122	9,603	10,360	12,364	2,617
Stock compensation liability	—	9,132	8,092	4,958	2,020
Redeemable preferred stock	—	34,795	34,744	34,693	—
Total stockholders’ equity (deficit)	92,188	(5,468)	(18,775)	(30,242)	3,620
Working capital(1)	76,829	29,697	17,059	8,091	5,230

(1)	Working capital is defined as current assets minus current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States, based on industry sources and our experience. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. We believe that our brands, value proposition and integrated multi-channel approach are important competitive advantages.

We offer our products through multiple, complementary channels, including 116 Lumber Liquidators stores in 43 states at December 31, 2007, a full-service call center in Toano, Virginia, our website and a catalog. The growth in our net sales has been driven by new store openings and our strong comparable store net sales performance. We have opened over 50% of our total store base in the past three years, including 25 stores in 2007. We established a national footprint primarily by opening one store in primary and secondary metropolitan markets, and in late 2005 we began opening complementary stores in these existing markets. We believe our primary and secondary metropolitan markets will benefit from additional store locations, and of the 30 to 40 stores we plan to open during each of the next several years, we expect an approximately equal mix of stores in these existing markets and stores in new markets, similar to 2007. Our experience has shown that our store model is well suited for markets smaller than the primary and secondary metropolitan areas, and going forward, these will represent the majority of our new market stores. We generally consider a store comparable on the first day of the 13th month of operation, and stores in operation from 13 months to 36 months have historically shown greater net sales increases than our more mature stores. We expect our new locations and comparable store net sales increases to continue to drive our net sales growth.

Our gross profit is driven primarily by the cost of acquiring the products we sell from our suppliers, but also includes inbound transportation costs from those suppliers to our distribution center or stores, customs and duty charges, transportation charges from our distribution center to our stores and the cost of delivering product purchases to the customer. Our most significant operating expenses have historically been our advertising expenses and our labor costs. Our annual advertising costs have generally declined as a percentage of net sales as we have expanded, but may vary from quarter to quarter with shifts in marketing strategy and the timing of our marketing campaigns. Our in-store labor costs will increase as a result of new store openings, but generally decline as a percentage of net sales. Our 2007 labor costs were significantly impacted by the substantial completion of our investment in the store support infrastructure, primarily enhancements to our senior management team. We expect that our aggregate operating expenses will decline as a percentage of our net sales as our business continues to grow.

2007 Highlights

Initial Public Offering. On November 9, 2007, we completed our initial public offering of 3,800,000 shares of common stock at a per share price of $11, receiving net proceeds of $36.2 million. Immediately prior to the offering, TA Associates converted 7,952,018 shares of Series A Convertible Preferred Stock to shares of common stock on a one-to-one basis. Tom Sullivan, the sole holder of our common stock prior to the IPO, and TA Associates collectively sold an additional 6,200,000 shares of common stock in the IPO.

Investment in Our Store Support Infrastructure. We have substantially completed a significant investment in our store support infrastructure, primarily our senior management team, which we believe will support our continued growth for multiple years. Beginning in late 2005 and continuing through 2007, we assembled an experienced executive team, including our CEO in September 2006 and six senior executives with significant experience in the specialty retail industry and/or retail operations. We also restructured our regional store operations by increasing the number of regional managers from eight to 15 to support future growth and assist in maintaining pricing and cost discipline and operational controls.

Expansion of Our Product Assortment. In both 2007 and 2006, we expanded our product offerings to include a broader assortment of key product lines and narrow our price point differentials. In addition, we increased our emphasis on moldings and accessories, which enable us to generate valuable add-on sales. In 2007, we introduced a number of premium products within such key lines as handscraped solid and engineered hardwood by our Virginia Mill Works Co. brand, stained and strand bamboos by our Morningstar brand, and laminates with heavier-wear layer and foam backing by our Dream Home brand. In 2006, we significantly expanded our solid and engineered hardwoods brands within our Dura-Wood product line. We believe that presenting customers with a broader assortment of quality products with narrower price point differentials encourages customers to “trade up” to our premium products, where we believe our prices present the greatest value versus our competitors.

Enhanced Merchandising and Logistics Management. As a part of our infrastructure investment, our merchandising team, with extensive product knowledge, was bolstered by a new Senior Vice President of Merchandising and buyers with more traditional merchandising skills, enhancing both merchandise purchase planning and inventory management disciplines. Greater coordination of our merchandise purchase planning with our vendor mills including historic and projected sales on the product level drove gross margin improvement through lower product costs and resulted in more consistent in-stock positions for key product lines. Our sales volume increased, as more consistent in-stock positions allowed us to satisfy our customers’ varying delivery needs. In the third quarter of 2007, our new Senior Vice President of Logistics implemented a program to improve the efficiency of our warehouse-to-store deliveries, exchanging road miles with intermodal rail miles, partially offsetting increases in fuel costs. As we seek to control all inbound shipping from our vendors and explore alternatives to moving product through our warehouse in Toano, Virginia, we expect additional cost reductions will be available to offset some increases in fuel and other transportation costs, including customs duties.

External Factors Impacting Our Business

The wood flooring market which serves the homeowner is highly fragmented and dependent on a number of complex economic and demographic factors that impact home-related discretionary spending, and these factors may vary locally, regionally, and nationally. We are impacted by home remodeling activity, employment levels, housing turnover, real estate prices, new housing starts, consumer confidence, credit availability, and the general health of consumer discretionary spending. In the latter half of 2006 and continuing through 2007, a number of economic indicators associated with the flooring market weakened, and many economic indicators generally associated with consumer discretionary spending weakened in the fourth quarter of 2007. We will continue to monitor demand indicators for our segment of the flooring market, but we do not anticipate significant improvement in the general wood flooring market at least through the first half of 2008.

Although the hardwood flooring market is projected to experience long-term growth, industry sources report an overall decline in the demand for flooring in 2006 and 2007. We believe the number of retailers serving the homeowner-based segment of the wood floor market declined in 2007, and our results benefited from increased market share. Though we are likely to be adversely impacted by decreased consumer demand for wood flooring, we believe we will continue to benefit from the additional market share that we expect to gain through new store openings. In addition, we should benefit from longer term favorable industry trends and characteristics, including increased home improvement spending resulting from aging housing stock, increasing home ownership, increasing average home size and favorable demographic trends—as well as the expansion and evolution of the hardwood flooring market and the greater perceived attractiveness of hardwood flooring among consumers. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry.”

Assessing the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures we use to determine how our business is performing are net sales and comparable store net sales. Some of the operational metrics that we consider in evaluating net sales include our sales mix, future demand as measured by open orders and the related customer deposits, the average number of days an order/customer deposit is outstanding, requests for samples and catalogs, new store performance levels and our new store pipeline. In assessing the overall performance of our business, we also consider gross profit and selling, general and administrative expenses.

Net Sales. We derive net sales primarily from sales of solid and engineered hardwoods, laminate, bamboo and cork flooring products, moldings and flooring accessories made through our stores, call center, website and catalog. Net sales, which include freight costs billed to customers, are net of any returns by customers. Net sales from customer orders placed through the call center, our website or our catalog are recorded by the store where the customer picks up the merchandise or schedules delivery. Several factors affect our net sales in any period, including the number of stores in operation and comparable store net sales for any given store or group of stores, which can be influenced by our operational effectiveness, pricing, marketing and promotional efforts, brand recognition levels, local competition and trade area demographics.

Growth In Our Store Base. We opened 25 stores in 2007, 16 stores in 2006 and 19 stores in 2005, which contributed substantially to the growth of our net sales in those years. We plan to open between 30 and 40 new stores during each of the next several years. The cost required to open a typical new store is approximately $240,000, of which inventory, net of trade payables, represents approximately $190,000. Our new stores have historically opened with an initial ramp-up period typically lasting from 36 to 48 months or more, during which they generated net sales below the levels at which we expect them to normalize. Our average new store across our markets has, however, historically become profitable within three months of beginning operations and generally returned its initial cash investment within seven months. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry.”

Comparable Store Net Sales. The other important driver of growth in our net sales has been increased comparable store net sales, which accounted for a substantial portion of our historical net sales growth. Stores generally enter the comparable store base on the first day of the thirteenth full calendar month after they open. Various factors affect comparable store net sales, including:

•	consumer preferences, buying trends and overall economic trends and our ability to anticipate and respond effectively to changes therein;

•	changes in product assortment and the overall sales mix;

•	the number of stores we open in existing markets;

•	the maturity of a comparable store;

•	competition;

•	pricing;

•	product availability and quality;

•	the timing of our advertising promotional events and/or timing of three-day Holiday weekends; and

•	weather and other climatological effects.

We believe that future comparable store net sales will likely increase at rates slower than those achieved over the past several years, due to increases in baseline store volumes and an increase in the number of new stores opened in existing markets, which tend to open at a higher base level of net sales. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry.”

Gross Profit and Gross Margin. Gross profit is equal to our net sales minus our cost of sales, and gross margin is equal to gross profit as a percentage of net sales. Our gross profit has historically been affected by, among other things:

•	our sales volumes and the margins on products we sell;

•	the mix of our products sold and the related cost of that merchandise, including in particular the cost of hardwood and other flooring products and accessories;

•	transportation costs, both from our suppliers to our distribution center or stores and from our distribution center to our stores, which may vary with factors such as fuel costs;

•	customs and duty charges on international purchases;

•	the cost of third-party carrier services providing customer deliveries;

•	in-house finishing costs, particularly for our Bellawood brand;

•	the costs of providing samples requested by our customers;

•	inventory adjustments, including shrinkage;

•	the extent of any retail price reductions and the volume of inventory impacted by sales and promotional events; and

•	competition.

We try to minimize the volatility of hardwood prices—which represents the largest portion of our cost of sales—by relying on our close relationships with our suppliers and utilizing our financial flexibility to establish beneficial payment terms. Generally, we strive to match merchandise purchase lead times with anticipated demand to maximize sustainable gross margins, and those lead times currently range by product from approximately 90 to 180 days.

We work to improve gross profits and gross margin on an ongoing basis through inventory management improvements, logistics alternatives, pricing levels, promotional activities and vendor relationships, among other things. Several of our recent initiatives to position our business for more effective future growth have also had a significant impact on our gross margins, and we continue to assess various opportunities. We review our inventory levels and sales mix on a regular basis to identify slow-moving merchandise and products which do not meet our quality standards and cannot be sold at full price, and generally use promotional events and mark-downs to clear that inventory. We believe that, taken together, the changes we have made and intend to implement should enable us to sustain and gradually increase our gross margins in future periods. Our gross profits and gross margins may not be comparable to other companies that record different costs as components of cost of sales.

Selling, General, Administrative and Other Operating Expenses.

Advertising Expenses. The largest component of our selling, general and administrative (or “SG&A”) expenses is advertising expenses at the national, regional and local level, as well as costs associated with publishing our catalogs and maintaining our website. We have made a significant investment in advertising to develop our national brands, including our portfolio of proprietary product offerings. We believe Lumber Liquidators is now recognized across the United States as a destination for high-quality hardwood flooring at everyday low prices. We have historically focused on national advertising, including buying ads in national publications, using targeted television advertising, co-sponsoring television shows, advertising on syndicated radio programs and sports marketing. In the future, we expect to place greater focus on local advertising to support targeted store growth and in connection with new store openings while maintaining appropriate levels of national advertising. We expect to see greater returns on our investment in national advertising as we open more stores near potential customers who have already been introduced to our brands. In addition, while our advertising costs may vary from quarter to quarter with shifts in marketing strategy and the timing of our marketing campaigns, we believe that the percentage of our net sales devoted to marketing and advertising will generally decline as we continue to grow. See “Item 1A. Risk Factors—Risks Relating to Our Business and Industry.”

Labor Costs. The second-largest component of our SG&A expenses is expense relating to employees, consisting principally of salaries, commissions and benefits paid to employees in our stores—which increase as we open more stores—and employees in our distribution facility and headquarters—which should increase more slowly as we grow. Most of our labor costs relate to staff at our stores and our distribution facility. However, labor costs have recently increased significantly as we improved our store support strategies and operational infrastructure, positioning our business for more effective and sustainable future growth. We believe that the percentage of our net sales devoted to labor costs will generally decline as we continue to grow.

Other Expenses. Our SG&A expenses also include occupancy costs for our stores, warehouse and headquarters (including rent, utilities, real estate taxes and maintenance charges); equity compensation expenses (including expenses relating to the Variable Plan); and other expenses such as credit and debit card discount and processing fees, costs relating to our delivery fleet (including payroll and maintenance), depreciation and amortization, bank fees, legal and professional fees and other corporate and administrative functions that support our stores. SG&A expenses also include store opening costs, which we expense as they are incurred.

Other Significant Factors Affecting our Results

Stock-based compensation expense presented in the table below has significantly impacted our total SG&A expenses, due primarily to three factors (each of which is described in more detail below):

•	A Variable Plan between our founder Tom Sullivan and his brother, one of our regional managers;

•	Stock options granted to employees; and

•	The acceleration of the vesting of certain stock options granted in July and October 2006 as a result of our IPO.

Total stock-based compensation expenses included in SG&A for 2007, 2006 and 2005 were:

	2007		2006		2005
	% of Sales		% of Sales		% of Sales
	(in thousands, except percentages)
Variable Plan	$3,220	0.8%	$1,040	0.3%	$3,133	1.3%
Stock Options, Restricted Stock and Other	1,756	0.4%	409	0.1%	173	0.1%
Acceleration of Stock Options/Regional Manager Plan	1,235	0.3%	—	0.0%	—	0.0%

Total	$6,211	1.5%	$1,449	0.4%	$3,306	1.4%

Variable Plan. We are party to a stock-based agreement between Tom Sullivan and his brother, Kevin Sullivan, a regional manager, accounted for as a variable performance plan. The Variable Plan was established in 1998 and modified in August 2005. The Variable Plan awarded Kevin the right (the “Variable Right”) to an ownership percentage of common stock, contributed by Tom. The Variable Right fully vested in conjunction with the IPO. We recorded stock-based compensation expense related to the Variable Plan of $3.2 million, $1.0 million, and $3.1 million for 2007, 2006 and 2005, respectively.

The Variable Plan provided for a cash settlement of the Variable Right at a defined, performance based, value through put-call provisions, executed by Tom or Kevin, if an IPO or sale event, as defined, had not taken place prior to February 1, 2008. Tom was liable for the cash payment, and we guaranteed his performance. We have accounted for the Variable Plan in accordance with the provisions of SFAS 123(R), and at December 31,

2006, we had a long-term, Stock Compensation Liability of $9.1 million, representing the estimated cumulative value of shares earned under the Variable Right at an estimated fair value per share.

The Variable Right fully vested and became exercisable in connection with the IPO, and all cash settlement provisions via put-call rights terminated. In accordance with the terms of the Variable Plan, we calculated that 853,853 shares of common stock had vested and were exercisable under the Variable Right (the “Vested Shares”). Cumulative stock-based compensation expense related to the Variable Plan was calculated utilizing the Vested Shares and the $11 per share IPO price to adjust the Stock Compensation Liability to $9.4 million, representing $0.3 million of 2007 stock-based compensation expense. The Stock Compensation Liability was reclassified to Additional Capital in accordance with the provisions of SFAS 123(R).

As described in Note 11 to the financial statements included in Item 8 of this report, Kevin filed for arbitration on December 7, 2007 disputing our share count calculation. Total stock-based compensation expense related to the Variable Plan was $3.2 million for the year ended December 31, 2007, which included our best estimate of the ultimate value of incremental shares (above the Vested Shares) that may be delivered to Kevin via settlement or arbitration. As the ultimate value that may be delivered to Kevin is not certain, we may be required to adjust stock-based compensation expense in 2008.

Stock Options, Restricted Stock and Other Equity Equivalents. As described in Note 6 to the financial statements included in Item 8 of this report, we maintain an equity incentive plan for employees, non-employee directors and other service providers, the Lumber Liquidators, Inc. 2007 Equity Compensation Plan (the “2007 Plan”), and a stock unit plan for regional store management (the “2006 Regional Plan”).

We adopted the 2007 Plan in August 2007 to consolidate the 2004 Stock Option and Grant Plan and the 2006 Equity Plan for Non-Employee Directors (collectively, the “Prior Plans”). Our initial grants under the Prior Plans were 1,031,847 stock options in July 2006 and 765,000 stock options in October 2006. These initial grants represent the majority of the 1,966,847 stock options outstanding at December 31, 2007, and after the acceleration (as described below) will generally vest through July 2009 and October 2010, respectively.

Our May 2006 grant of stock units to certain regional managers was and will be the only grant under the 2006 Regional Plan. Tom placed in escrow the 85,000 shares of common stock necessary to provide for the exercise of the stock units upon vesting. The stock units would have expired without value unless a trigger event, as defined, occurred but the IPO was a defined trigger event. As of February 29, 2008, 34,000 shares had been transferred from Tom to certain regional managers.

Acceleration of Stock Options and Initial Recognition of Stock Units. We recorded $1.0 million of stock-based compensation expense in the fourth quarter of 2007 related to the one-time acceleration, triggered by the IPO, of vesting provisions in certain stock option agreements resulting in the immediate vesting of 261,313 stock options.

In addition, we recorded $0.3 million of stock-based compensation expense in the fourth quarter of 2007 to cover the vesting period from May 2006 through December 31, 2007 related to 85,000 stock units granted under the 2006 Regional Plan and scheduled to vest over approximately a five year period. The remaining $0.4 million of stock compensation expense related to the Regional Plan will be recognized equally over the three years ending December 31, 2010.

Results of Operations

The following tables set forth components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Year Ended December 31,
	2007	2006	2005
	(in millions, except percentages and number of stores)
Net sales	$405.3	$332.1	$244.9
Comparable store net sales increase from prior year	8.6%	17.3%	19.0%
Number of stores opened in period(1)	25	16	19
Cost of sales	270.2	221.9	158.8
Gross profit	135.1	110.1	86.1
SG&A expenses	116.3	88.7	67.9
Operating income	18.8	21.4	18.2
Net income	11.3	12.9	10.7

	Year Ended December 31,
	2007	2006	2005
	(% of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.7%	66.8%	64.8%
Gross profit	33.3%	33.2%	35.2%
SG&A expenses	28.7%	26.7%	27.7%
Operating income	4.6%	6.4%	7.4%
Net income	2.8%	3.9%	4.4%

(1)	In May 2006, we closed a laminate flooring-only store that had been established to operate during the remaining lease period of a relocated store.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales. Net sales increased approximately $73.2 million, or 22.1%, to $405.3 million in 2007 from $332.1 million in 2006. This increase was primarily driven by an increase of $44.7 million in non-comparable store net sales, including $19.5 million at the 25 stores opened in 2007, and an increase of $28.5 million, or 8.6%, in comparable store net sales. Generally strong consumer demand for our expanded product assortment continued to drive comparable store increases in sales volume, primarily measured in square footage, and changes in our sales mix which increased our average retail price per unit sold approximately 3.3%. Overall net sales increased due principally to the following factors:

•

In 2007, increased demand was driven in part by strength in the sales of the Bellawood line, particularly exotic hardwoods, and the broader assortment of engineered hardwoods, including an expanded offering of handscraped products, which offset declines in sales of liquidation deals and unfinished hardwoods.

•	Moldings and accessories increased 41% and represented 10% of net sales in 2007, up from 8% of net sales in 2006 as we broadened our assortment and committed to a more consistent in-stock position.

•

Increases in comparable store net sales were driven primarily by the continued maturation of stores in operation for 13 to 36 months at December 31, 2007, where comparable net sales increased $20.5 million, or 26.2%. Net sales at these comparable stores generally increase faster than at our mature stores.

Gross Profit and Gross Margin. Gross profit increased approximately $25.0 million, or 22.7%, to $135.1 million in 2007 from $110.1 million for 2006, and gross margin increased to 33.3% from 33.2%. In 2007, gross margin benefited from the sales strength of new product lines introduced late in the second quarter, including handscraped solid and engineered hardwoods, more durable laminates and strand bamboo. These products typically carry a higher average retail price per unit and a higher gross margin than our average product and are a part of the initiative we began in 2006 to broaden our assortment and the price points available to our customers. In 2006, primarily in the fourth quarter, we took steps to optimize inventory levels, particularly in certain newly introduced engineered hardwood lines, and fully clear residual liquidation purchases, adversely impacting gross margin.

Increases in 2007 domestic and international transportation costs adversely impacted gross margin in comparison to 2006, as per-mile ground charges increased primarily due to higher fuel costs. In addition, a number of key tariffs assessed on imported products, most notably bamboo, were implemented or increased in 2007. These increases were partially offset by logistic initiatives, implemented in the third and fourth quarters of 2007, reducing the miles driven by trucks supplying our stores.

Operating Income. Operating income in 2007 decreased $2.6 million, or 12.2%, to $18.8 million, as a $27.6 million increase in SG&A expenses was partially offset by the $25.0 million increase in gross profit. The increase in 2007 SG&A expenses compared to 2006 was principally due to the following factors:

•

Salaries, commissions and benefits increased $10.5 million, or 35.5%, and as a percentage of net sales, increased to 9.9% for 2007 from 8.9% for 2006. In-store and regional store management salaries, commissions and benefits expense increased $6.3 million, primarily due to the 25 new store locations opened in 2007 and an increase of the number of regional managers from eight to 15. The investment we began in 2006 in our executive and operational store support infrastructure increased salaries, commissions and benefits expense by $3.4 million in 2007. This investment, substantially complete at December 31, 2007, included our new chief executive officer and six senior executive positions. In addition, we added more finance, compliance and information technology personnel in 2007 as we prepared to become, and operate as, a public company.

•

Advertising expenses increased $5.4 million, or 14.9%, to $41.7 million, primarily due to the expansion of our national branding campaigns through television, radio, and sports marketing, coupled with internet search, local advertising and direct mail programs. As a percentage of net sales, however, advertising expenses decreased to 10.3% for 2007 from 10.9% for 2006 as we were able to leverage that expansion over increased net sales.

•

Stock-based compensation expense increased $4.8 million, or 328.6%, to $6.2 million primarily due to a $2.2 million increase in the stock-based compensation calculated under the Variable Plan and $1.2 million related to a one-time acceleration in the vesting of certain stock options and recognition of certain stock units triggered by the IPO. In addition, the full year of expense recognition of stock options granted in July and October 2006 and April 2007 increased 2007 expense by $1.4 million.

•

Occupancy costs increased $2.5 million, but remained consistent as a percentage of net sales at 3.1%, as costs related to the opening of 25 new store locations in 2007 and the full year impact of 16 new store locations opened in 2006 were offset by increases in net sales.

•	Depreciation and amortization increased $0.7 million but remained a consistent 0.9% as a percentage of net sales.

•

Certain other expenses, including legal and professional fees, increased $3.8 million, and as a percentage of net sales, from 2.5% to 3.0%, as we enhanced our financial reporting, legal and regulatory compliance, internal controls and corporate governance. Further, certain banking fees, including bankcard discounts, increased commensurate with net sales.

As a percentage of net sales, operating income declined to 4.6% in 2007 from 6.4% in 2006. This decrease was primarily due to the increase in SG&A expenses as a percentage of net sales to 28.7% in 2007 from 26.7% in 2006, partially offset by a slight increase in gross margin.

Net Income. Net income decreased $1.6 million to $11.3 million in 2007 from $12.9 million in 2006 and as a percentage of net sales decreased to 2.8% from 3.9%. Our effective income tax rate was approximately 38.8% in both 2007 and 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales. Net sales increased $87.1 million, or 36%, to $332.1 million in 2006 from $244.9 million in 2005. This increase was primarily driven by an increase of $42.0 million, or 17.3%, in comparable store net sales, and by a $28.7 million increase in non-comparable net sales at the 19 stores opened during 2005, and $16.4 million at the 16 new stores opened during 2006. Comparable store net sales increases were driven principally by maturation of new stores, optimization of our product mix to reflect customer demand and increased traffic across our store base. The average retail price per unit sold also increased slightly. Overall net sales increased due principally to the following factors:

•

In early 2006, we introduced a number of new prefinished engineered hardwood products over a range of retail price points not previously available, which increased sales in those product categories. We also continued to increase the percentage of our net sales represented by moldings and accessories, from 7% in 2005 to 8% in 2006.

•

Increases in comparable store net sales and non-comparable net sales also resulted from the continuing maturation of our store base, as net sales at stores open for less than 36 months (56% of our stores in operation as of December 31, 2006) increased faster than our more mature stores.

•	Net sales also increased due to improvements we made to our website that, among other things, made it easier to place orders over the Internet.

Gross Profit and Gross Margin. Gross profit increased $24.0 million, or 28%, to $110.1 million in 2006 from $86.1 million in 2005, principally as a result of increases in net sales that were partially offset by higher average supplier costs and an increase in transportation costs. Gross margin decreased approximately 200 basis points to 33.2% in 2006 from 35.2% in 2005, which was principally due to the following factors:

•

The implementation of our 2006 initiative to broaden our product range increased net sales but caused our gross margin to decline. In particular, we expanded our sales mix to include some products, such as engineered hardwoods, that have a lower gross margin than our average product, which caused an approximately 120 basis point decline in gross margin. The introduction of additional products in our Dura-Wood line also caused an approximately 30 basis point decline in gross margin, as those products have a lower gross margin than our average product and because we implemented a retail pricing strategy designed to enable those products to gain market share.

•

As part of our efforts to optimize inventory levels, we implemented a number of price discounts (primarily during the fourth quarter of 2006) with respect to slower-moving inventory. We also were required to increase reserves for product warranties due to a purchase of defective merchandise from one supplier. These actions collectively resulted in an approximately 30 basis point decline in our gross margin.

•

Decreases in the prices of certain product categories, particularly laminates and bamboo, designed to increase net sales and optimize our product mix, which were further impacted by supplier unit cost increases that were not passed on proportionately to our customers, resulted in an approximately 25 basis point decline in gross margin.

•	Higher domestic and international transportation costs, primarily due to higher fuel and ocean freight costs, customs duties and per-mile ground charges, also caused a decline in gross margin.

These decreases were partially offset by increases in gross margin that resulted from increased efficiencies at our Toano finishing line, slightly higher sales volumes of moldings and accessories (as those products generally have a higher gross margin than our average product) and savings from new, longer-term international transportation contracts.

Operating Income. Operating income increased $3.2 million, or 18%, to $21.4 million in 2006, principally as a result of the $24.0 million increase in gross profit that was partially offset by a $20.8 million increase in SG&A expenses principally due to the following factors:

•

Advertising expenses increased $8.7 million, or 32%, in 2006 primarily due to the expansion of our national advertising campaign through television, radio and sports, as well as increased costs relating to online advertising and direct mail programs. As a percentage of net sales, advertising expenses declined to 10.9% in 2006 from 11.3% in 2005, principally due to our ability to leverage our national advertising over increased net sales across all our sales channels.

•

Salaries, commissions and benefits increased $6.1 million, or 26%, in 2006 primarily due to an increase in the store support infrastructure principally in the second half of 2006, including the hiring of our new chief executive officer and other executives and operational managers. As a percentage of net sales, salaries, commissions and benefits paid to our employees declined to 8.9% in 2006 from 9.6% in 2005, principally due to our ability to leverage our store support infrastructure over increased net sales, although several of the additional costs were not recognized over the full year.

•

Occupancy costs increased $2.3 million, or 28%, in 2006 principally due to 16 new stores opened in 2006 and the full-year impact of 19 stores opened in 2005. As a percentage of net sales, occupancy costs decreased to 3.1% in 2006 from 3.3% in 2005.

•	Professional expenses increased $0.8 million to support enhanced financial reporting, legal and regulatory compliance, internal controls and corporate governance functions.

•	Stock-based compensation expense decreased due to lower current-year expense associated with the Variable Plan, which was partially offset by expense related to stock options granted in 2006.

As a percentage of net sales, operating income declined to 6.4% in 2006 from 7.4% in 2005. This decrease was primarily due to the decline in gross margin, partially offset by a decline in SG&A expenses as a percentage of net sales to 26.7% in 2006 from 27.7% in 2005.

Net Income. Net income increased $2.2 million to $12.9 million in 2006 from $10.7 million in 2005, but declined as a percentage of net sales to 3.9% in 2006 from 4.4% in 2005. Our effective income tax rate was approximately 38.8% for 2006 compared to 39.3% for 2005, reflecting slight variances in state income tax rates.

Quarterly Financial Data

The following table sets forth our unaudited quarterly results of operations for 2006 and 2007. Information for each of these periods has been prepared on the same basis as the audited financial statements included elsewhere in this report. This information includes all adjustments, which consist only of normal and recurring adjustments, management considers necessary for the fair presentation of such data. This data should be read in conjunction with the audited financial statements included elsewhere in this report. The results of operations for historical periods are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(dollar amounts in thousands)
Net Sales	$92,022	$105,725	$102,050	$105,510
Gross Profit	$30,571	$34,375	$34,447	$35,721
Selling, General and Administrative Expenses(1)	$26,816	$30,415	$28,260	$30,817
Operating Income	$3,755	$3,960	$6,187	$4,904
Net Income	$2,231	$2,345	$3,701	$3,049
Number of Stores Opened in Quarter	2	10	8	5
Comparable Sales Increase	8.5%	9.0%	8.4%	8.6%

(1)	Selling, General and Administrative Expenses includes $403, $2,649, ($150) and $318 of variable plan stock compensation expense for the quarters ended March 31, June 30, September 30, and December 31, respectively, and the quarter ended December 31, 2007 includes $1,224 for the acceleration of stock options and the recognition of the expense associated with the 2006 Regional Plan due to the IPO.

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(dollar amounts in thousands)
Net Sales	$76,051	$88,078	$83,090	$84,841
Gross Profit	$26,409	$29,453	$27,402	$26,865
Selling, General and Administrative Expenses(1)	$20,537	$21,487	$22,587	$24,105
Operating Income	$5,872	$7,966	$4,815	$2,760
Net Income	$3,560	$4,819	$2,896	$1,623
Number of Stores Opened in Quarter(2)	4	5	1	6
Comparable Sales Increase	24.1%	21.6%	12.8%	12.2%

(1)	Selling, General and Administrative Expenses includes $260 of variable plan stock compensation expense for each of the quarters ended March 31, June 30, September 30, and December 31.
(2)	We also closed a location, a laminate flooring-only store established to operate during the remaining lease period of a relocated store, in May 2006.

Our quarterly results of operations fluctuate depending on the timing of our advertising expenses and the timing of and income contributed by new stores. Our performance has also been impacted by certain of our initiatives to improve our infrastructure and to position our business to support sustainable growth and profitability in the future.

Our net sales also fluctuate slightly as a result of seasonal factors. We experience slightly higher net sales in spring and fall, when more home remodeling and home building activities are taking place, and slightly lower net sales in holiday periods and during the hottest summer months. These seasonal fluctuations, however, are minimized to some extent by our national presence, as markets experience different seasonal characteristics.

Liquidity and Capital Resources

Our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Until our IPO, we funded these requirements primarily through cash flows from operations and short-term and long-term borrowings under our senior secured loan agreement. We completed our IPO in November 2007, receiving net proceeds of approximately $36.2 million. We used a portion of those proceeds to repay the $6.6 million outstanding under the term-loan portion of our senior secured loan agreement. We had no amounts outstanding under our $25.0 million revolving credit facility when we received the net proceeds.

Our principal sources of liquidity are $33.2 million of cash and cash equivalents at December 31, 2007, our cash flow from operations, and $24.7 million of availability under the revolving credit facility. We expect to use this liquidity for general corporate purposes, including providing additional long-term capital to support the growth of our business (primarily through opening new stores) and maintaining our existing stores. In 2008, we intend to:

•	open between 30 and 40 new store locations;

•	continue the remodeling of existing store showrooms to enhance consistency in presentation;

•	upgrade our finishing line in Toano, Virginia;

•	increase efficiency and enhance our information technology (“IT”) systems, including security, disaster recovery; and

•	upgrade our customer service telephony intelligence.

Together with general capital requirements, we expect capital expenditures to total between $5 million and $7 million in 2008.

We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

Cash and Cash Equivalents

During 2007, cash and cash equivalents increased $29.2 million to $33.2 million. We received $36.2 million from our IPO in November 2007 and operating activities provided $8.5 million. These increases of cash and cash equivalents were partially offset by the use of $6.0 million to purchase property and equipment, and $9.2 million of net repayments of long-term debt. The primary contributors to the $2.1 million decrease in cash and cash equivalents during 2006 were the use of $2.7 million of cash for purchases of property and equipment and $1.8 million of cash to repay scheduled long-term debt outstanding under the term-loan portion of our senior secured loan agreement, partially offset by $1.4 million of cash provided by operating activities and borrowings of $1.5 million under our revolving loan agreement. In 2005, cash and cash equivalents increased $3.0 million, to $6.0 million, from $3.0 million at the end of 2004. The primary contributor to the increase in cash and cash equivalents during 2005 was $8.0 million of cash provided by operating activities and borrowings of $2.1 million under our senior secured loan agreement, partially offset by the use of $4.3 million of cash for purchases of property and equipment and $3.0 million of cash to repay long-term debt outstanding under our senior secured loan agreement.

Cash Flows

Operating Activities. Net cash provided by operating activities was $8.5 million for 2007 compared to $1.4 million for 2006 and $8.0 million for 2005. The $7.1 million increase from 2006 to 2007 was primarily attributable to more profitable operations, exclusive of the $4.8 million increase in non-cash stock-based compensation expense and a lesser net build in net operating assets. The decrease in the build of net operating assets was primarily a result of an increase in customer deposits and store credits and less of a build in merchandise inventories, offset by a reduction in accounts payable. The 2007 merchandise inventory build occurred much earlier than in 2006, and together with a greater percentage of imported merchandise paid for while on the water in December 2007 resulted in a decline in accounts payable.

Net cash provided by operating activities decreased in 2006 compared to 2005 primarily because of increased merchandise inventory levels, partially offset by growth in net income and increases in accounts payable. The increase in inventory levels and increases in accounts payable resulted from our need to support additional net sales from newly opened stores and increasing comparable store net sales. In addition, we increased inventory, primarily in our Toano facility, to be in a better position to drive sales and meet customer demand.

Investing Activities. Net cash used in investing activities was $6.0 million for 2007, $2.7 million for 2006 and $4.3 million for 2005. Net cash used in investing activities during 2007 primarily related to capital purchases of truck trailers that we use to move our merchandise from our warehouse to our stores, new store capital needs (primarily store fixtures and leasehold improvements), and IT costs, including costs related to our new point of sale system and routine purchases of computer hardware and software. Net cash used in investing activities in 2006 primarily related to IT systems, including new hardware and upgrades to our telephone system and website, as well as new store capital needs. In 2006, we slowed the increase in new store locations as we expanded our store support infrastructure to better facilitate sustainable growth of our operations. Net cash used in investing activities in 2005 primarily related to purchases of truck trailers, IT system maintenance and new store capital needs.

Financing Activities. Net cash provided by financing activities was $26.7 million for 2007. Net cash provided by financing activities for 2007 was primarily from the $36.2 million net proceeds from our IPO in November 2007, offset by scheduled monthly principal payments under the term portion of our senior secured loan agreement prior to the IPO and the pay off of the $6.6 million balance remaining outstanding after the IPO. Net cash used in financing activities for 2006 was primarily attributable to the use of $1.8 million to make principal payments on our senior secured loan agreement, partially offset by an increase of $1.5 million in borrowings. Net cash used in financing activities during 2005 was primarily attributable to principal payments on our senior loan agreements, partially offset by an increase of $2.1 million in borrowings.

Revolving Credit Agreement

In August 2007, we entered into a new revolving credit agreement to replace the then-existing revolving credit facility under the senior secured loan agreement. We can borrow up to $25.0 million under the new agreement, which expires on August 10, 2012. We intend to use the revolving credit facility primarily to fund inventory purchases, including (as provided in the agreement) the support of up to $5.0 million for letters of credit and general operations. The revolving credit facility is secured by our inventory, has no mandated payment provisions and we pay a fee of 0.125% per annum, which may be increased in the future based on financial performance criteria, on any unused portion of the revolving facility. Amounts outstanding under the revolving credit facility would be subject to an interest rate of LIBOR (reset on the 10th of the month) + 0.50%, which may increase based on financial performance criteria. We had outstanding commitments under letters of credit of $0.3 million at December 31, 2007 and $24.7 million was available to borrow. The revolving credit agreement and related security agreement contain a number of restrictions that require us to maintain certain financial ratios and limit our ability, among other things, to borrow money, pledge our inventory or other assets as security in other borrowings or transactions, undergo a merger or consolidation, guarantee certain obligations of third parties, make or extend credit other than on ordinary terms in the course of our business or engage in any activity not reasonably related to those we presently conduct. We were in compliance with these financial covenants at December 31, 2007.

Senior Secured Loan Agreement

In March 2006, we entered into an amended and restated senior secured loan agreement with Bank of America, N.A., and we amended it in July 2006. The agreement included a term loan with an original principal amount of $9.9 million. On November 15, 2007, we used $6.6 million of the net IPO proceeds to retire the principal balance of the term loan and interest accrued to date. The term loan had required principal payments in 60 equal monthly installments through scheduled expiration in March 2011, and bore interest, payable monthly in arrears, at the 30-Day LIBOR plus 0.90%. This senior secured loan agreement also included a revolving credit facility that initially permitted borrowings of up to $5.0 million, amended in July 2006 to increase the maximum borrowings to $10.0 million. That facility was replaced by a new revolving credit agreement in August 2007.

Conversion of Preferred Stock

In connection with our IPO, funds managed by TA Associates converted 7,952,018 shares of series A convertible preferred stock, par value $0.01, to shares of common stock, par value $0.001, on a one-to-one basis on November 8, 2007. These shares had been purchased in December 2004 for $35.0 million.

Related Party Transactions

See the discussion of related party transactions in Note 5 and Note 10 to the financial statements included in Item 8 of this report and within Related Party Transactions and Lease Arrangements in Item 13 of this report.

Contractual Commitments and Contingencies

Our significant contractual obligations and commitments as of December 31, 2007 are summarized in the following table:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years
	(in thousands)
Contractual obligations
Operating lease obligations(1)	$46,537	$7,980	$13,644	$8,893	$16,020
Other notes payable	62	62	—	—	—
Capital lease obligations, including interest	61	61	—	—	—
Supplier purchase commitments(2)	—	—	—	—	—

Total contractual obligations	$46,660	$8,103	$13,644	$8,893	$16,020

(1)	Included in this table is the base period or current renewal period for our operating leases. The operating leases generally contain varying renewal provisions.
(2)	We have one long-term purchase agreement with a merchant vendor that we entered into in July 2006 that requires us to purchase approximately 27 million square feet of the vendor’s assorted products over a four-year period, with the unit prices set at the time a purchase order is created/accepted. Issues have arisen with regard to the quality of the products provided by the vendor, the vendor’s requests for changes in prices for the products and the vendor’s failure to honor purchase orders that it had accepted. We are not currently receiving product under the agreement, and we intend to seek payment for our cover costs relating to purchase orders that were not delivered. The products ordered from the vendor that are not being delivered have been purchased from other suppliers and we expect the cover costs to be immaterial.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or other financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Recognition of Net Sales

We recognize net sales for products purchased at the time the customer takes possession of the merchandise. We recognize service revenue, which consists primarily of freight charges for in-home delivery, when the service has been rendered. We report revenue net of sales and use taxes collected from customers and remitted to governmental taxing authorities. Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical sales trends and experience. Any reasonably likely changes that may occur in the assumptions underlying our allowance estimates would not be expected to have a material impact on our financial condition or operating performance. In addition, customers who do not take immediate delivery of their purchases are generally required to leave a deposit of up to 50% of the sales amount with the balance payable when the products are delivered. These customer deposits benefit our cash flow and return on investment capital, since we receive partial payment for our customers’ purchases immediately. We record these deposits as a liability on our balance sheet under the line item “Customer Deposits and Store Credits” until the customer takes possession of the merchandise.

Equity Compensation

We currently maintain a single equity incentive plan under which we may grant non-qualified stock options, incentive stock options and restricted shares to employees and non-employee directors. Using the prospective-transition method, we adopted the provisions of SFAS 123(R) effective January 1, 2006. Prior to the adoption of SFAS 123(R), we used the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (or “APB 25”). There were no material differences in the calculations of stock-based compensation expense under APB 25 and SFAS 123, Accounting for Stock-Based Compensation in 2005. We recognize expense for our stock-based compensation based on the fair value of the awards that are granted. Measured compensation cost is recognized ratably over the service period of the related stock-based compensation award.

The fair value of stock options was estimated at the date of grant using the Black-Scholes-Merton valuation model. In order to determine the related stock compensation expense, we used the following assumptions for stock options granted during 2007:

•	Expected life of 7.5 years;

•	Expected stock price volatility of between 35% and 39%, based on the median volatility of companies in a peer group;

•	Risk-free interest rates from 4.2% to 4.6%; and

•	Dividends are not expected to be paid in any year.

In addition, we are party to the Variable Plan, a stock-based agreement between Tom Sullivan and Kevin Sullivan. We account for that agreement as a variable performance plan. Under the Variable Plan, as amended, Kevin has the right to a fixed ownership percentage of Lumber Liquidators, Inc. on a fully diluted basis, plus an additional ownership percentage based on certain performance criteria (primarily a comparison of the net income of the region under his management to our total net income on a trailing twelve-month basis). In order to determine the compensation expense to be recorded, we were required to determine the net income of the region under his management, which required us to make certain estimates.

Prior to our IPO, management had estimated the fair value of our common stock based on contemporaneous valuations utilizing a market-approach model. We used this approach to value our common stock in retrospectively determining stock-based compensation expense as of December 31, 2005, and to establish contemporaneous fair values of equity instruments for our equity grants in 2006 and April 2007. For the second and third quarters of 2007, however, management determined that the IPO process had progressed to such an extent that a different valuation methodology (based on estimating the company’s fair value as a public entity, and then applying a marketability discount) could be used to measure fair value, and accordingly used that methodology in determining stock compensation expense.

A variety of qualitative and quantitative factors were considered in making these equity valuation determinations, including the state of the economy and the industry in which we operate, milestones that the company and its management had achieved and the appropriate marketability discount. A marketability discount was also applied in each case, which management determined to be reasonable for each period based on the company’s prospects for liquidity at that time and developments in its business and operations. This discount decreased over time as we improved various aspects of our business and operations, including moving to a new facility, increasing the size of our product range, opening a significant number of new stores, hiring a number of key senior executives (including a new CEO), and implementing a number of operational, financial and governance policies to enhance our reporting and compliance functions.

After our IPO, we consider the fair value of our common stock to be the closing price of our common stock on the grant date. As of December 31, 2007, there were 1,966,847 stock options outstanding, with an aggregate intrinsic value of $2.0 million that will vest over approximately 2.4 years. Of these, 708,876 stock options with an intrinsic value of $1.0 million were exercisable at December 31, 2007. See Note 6 to the financial statements included in Item 8 of this report.

Merchandise Inventories

We value our merchandise inventories at the lower of merchandise cost or market value. We determine merchandise cost using the average cost method. All of the hardwood flooring we purchase from suppliers is either prefinished or unfinished, but is in immediate saleable form. To the extent that we finish and box unfinished products, we include those costs in the average unit cost of related merchandise inventory. In determining market value, we make judgments and estimates as to the market value of our products, based on factors such as historical results and current sales trends. Any reasonably likely changes that may occur in those assumptions in the future may require us to record charges for losses or obsolescence against these assets, but would not be expected to have a material impact on our financial condition or operating performance.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (or “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (or “FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective as of January 1, 2007. The adoption of FIN 48 did not have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (or “SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (or “SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (“fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for us as of the first quarter of 2008. Early adoption is permitted. We are currently evaluating the impact of SFAS 159 on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. Since the completion of our IPO, we have invested our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operation. In addition, any future borrowings under our revolving credit agreement would be exposed to interest rate risk due to the variable rate of the facility.

We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Lumber Liquidators, Inc.

We have audited the accompanying balance sheets of Lumber Liquidators, Inc. as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lumber Liquidators, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Richmond, Virginia

March 11, 2008

Lumber Liquidators, Inc.

Balance Sheets

(in thousands, except share data)

	December 31,
	2007	2006
Assets
Current Assets:
Cash and Cash Equivalents	$33,168	$3,965
Merchandise Inventories	72,024	51,758
Prepaid Expenses	4,011	3,638
Other Current Assets	3,862	3,359

Total Current Assets	113,065	62,720
Property and Equipment, net	11,580	9,332
Deferred Income Taxes	1,220	3,737
Other Assets	2,559	2,231

Total Assets	$128,424	$78,020

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts Payable	$15,654	$16,296
Customer Deposits and Store Credits	9,609	6,804
Accrued Compensation	3,157	1,566
Other Current Liabilities	7,694	5,292
Current Portions of Long-Term Debt and Capital Lease Obligations	122	3,065

Total Current Liabilities	36,236	33,023
Stock Compensation Liability	—	9,132
Long-Term Debt and Capital Lease Obligations	—	6,538
Redeemable Preferred Stock	—	34,795

Stockholders’ Equity (Deficit):
Common Stock ($0.001 par value and no par value, respectively; 35,000,000 authorized; 26,752,118 and 15,000,100 issued and outstanding, respectively)	27	—
Additional Capital	87,553	1,250
Retained Earnings (Deficit)	4,608	(6,718)

Total Stockholders’ Equity (Deficit)	92,188	(5,468)

Total Liabilities and Stockholders’ Equity (Deficit)	$128,424	$78,020

See accompanying notes to financial statements

Lumber Liquidators, Inc.

Statements of Income

(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2007	2006	2005
Net Sales	$405,307	$332,060	$244,947
Cost of Sales	270,193	221,931	158,844

Gross Profit	135,114	110,129	86,103

Selling, General and Administrative Expenses	116,308	88,716	67,900

Operating Income	18,806	21,413	18,203
Interest Expense	722	722	638
Other (Income) Expense	(413)	(368)	(96)

Income Before Income Taxes	18,497	21,059	17,661
Provision for Income Taxes	7,171	8,161	6,948

Net Income	$11,326	$12,898	$10,713

Net Income per Common Share—Basic	$0.68	$0.86	$0.71

Net Income per Common Share—Diluted	$0.48	$0.56	$0.46

Weighted Average Common Shares Outstanding:
Basic	16,646,674	15,000,100	15,000,100
Diluted	23,634,995	22,989,403	23,063,174

See accompanying notes to financial statements

Lumber Liquidators, Inc.

Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock		Additional Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Par Value
Balance December 31, 2004	15,000,100	$—	$87	$(30,329)	$(30,242)

Contributions from Founder, net	—	—	581	—	581
Stock-Based Compensation Expense	—	—	173	—	173
Net Income	—	—	—	10,713	10,713

Balance December 31, 2005	15,000,100	$—	$841	$(19,616)	$(18,775)

Stock-Based Compensation Expense	—	—	409	—	409
Net Income	—	—	—	12,898	12,898

Balance December 31, 2006	15,000,100	$—	$1,250	$(6,718)	$(5,468)

Reincorporation in Delaware	—	15	(15)	—	—
Sale of Common Stock, net of issuance costs of $5,650	3,800,000	4	36,146	—	36,150
Conversion of Redeemable Preferred Stock into Common Stock	7,952,018	8	34,830	—	34,838
Stock-Based Compensation Expense	—	—	5,950	—	5,950
Reclassification of Stock Compensation Liability	—	—	9,392	—	9,392
Net Income	—	—	—	11,326	11,326

Balance December 31, 2007	26,752,118	$27	$87,553	$4,608	$92,188

See accompanying notes to financial statements

Lumber Liquidators, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net Income	$11,326	$12,898	$10,713
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,627	2,908	2,240
Deferred Income Taxes	377	(697)	(1,732)
Stock-Based Compensation Expense	6,211	1,449	3,306
Accretion of Redeemable Preferred Stock	43	51	51
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(20,266)	(21,749)	(7,502)
Accounts Payable	(642)	7,884	(1,261)
Customer Deposits and Store Credits	2,805	(556)	2,245
Prepaid Expenses and Other Current Assets	1,264	(2,590)	(2,026)
Other Assets and Liabilities	3,767	1,812	1,954

Net Cash Provided by Operating Activities	8,512	1,410	7,988

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(5,977)	(2,719)	(4,327)

Net Cash Used in Investing Activities	(5,977)	(2,719)	(4,327)

Cash Flows from Financing Activities:
Net Proceeds from Sale of Common Stock	36,150	—	—
Repayments of Long-Term Debt	(15,648)	(1,825)	(3,009)
Proceeds from Long-Term Borrowings and Revolving Line	6,426	1,464	2,140
Principal Payments on Capital Lease Obligations	(260)	(396)	(500)
Contributions from Founder	—	—	708

Net Cash Provided by (Used In) Financing Activities	26,668	(757)	(661)

Net Increase (Decrease) in Cash and Cash Equivalents	29,203	(2,066)	3,000
Cash and Cash Equivalents, Beginning of Year	3,965	6,031	3,031

Cash and Cash Equivalents, End of Year	$33,168	$3,965	$6,031

See accompanying notes to financial statements

Lumber Liquidators, Inc.

Notes to Financial Statements

(amounts in thousands, except share data and per share amounts)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Lumber Liquidators, Inc. (the “Company”) is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods, and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay and adhesives. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 116 store locations in primary or secondary metropolitan areas in 43 states. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both our call center in Toano, Virginia, and our website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products in Toano, Virginia, which along with the call center, corporate offices, and finishing and distribution facility represent the “Corporate Headquarters.”

Organization and Basis of Financial Statement Presentation

The Company was organized in 1994 as a Massachusetts corporation and the original equity interest was held solely by the founder and current chairman of the Board (the “Founder”). On August 28, 2007, the Company was reincorporated in Delaware. As a Massachusetts corporation, the Company’s stock had no par value. As a result of the reincorporation in Delaware, the par value was increased to $0.001 per share (the “Common Stock”).

In 2004, a private investment group purchased 7,952,018 shares of Series A Convertible Preferred Stock with a par value of $0.01 (the “Redeemable Preferred Stock”) for $35,000. All shares of Redeemable Preferred Stock were converted into shares of Common Stock on a one-to-one basis on November 8, 2007.

On November 9, 2007, the Company completed its offering of 3,800,000 shares of Common Stock in an initial public offering at a per share price of $11.00, receiving net proceeds of approximately $36,150 (the “IPO”). The Founder and the private investment group sold an additional 6,200,000 shares of common stock in the IPO.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. For those short-term investments, the carrying amount is a reasonable estimate of fair value. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settle, within 24-48 hours of the transmission date. The

Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $2,065 and $2,791 at December 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, notes receivable, accounts payable, and other liabilities approximate fair value because of the short-term nature of these items. The carrying amounts of the equipment financing obligations and long-term debt approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or market. Merchandise cost is determined using the average cost method. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form. The Company adds the finish to, and boxes, various species of unfinished product, to produce certain proprietary products, primarily Bellawood, at its finishing facility. These finishing and boxing costs are included in the average unit cost of related merchandise inventory. The Company maintains an inventory reserve for loss or obsolescence, based on historical results and current sales trends. This reserve was $644 and $674 at December 31, 2007 and 2006, respectively.

Impairment of Long-Lived Assets

The Company evaluates potential impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment exists and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, an impairment loss is recorded based on the difference between the carrying value and fair value of the assets. No impairment charges were recognized in 2007, 2006 or 2005.

Goodwill

The Company has $1,050 of goodwill recorded in other assets and evaluates it for impairment on an annual basis, or whenever events or changes in circumstance indicate that the carrying value may be impaired. Based on the analysis performed, the Company has concluded that no impairment in the value of goodwill has occurred.

Recognition of Net Sales

The Company recognizes net sales for products purchased at the time the customer takes possession of the merchandise. Service revenue, primarily freight charges for in-home delivery, is recognized when the service has been rendered. The Company reports revenue net of sales and use taxes collected from customers and remitted to governmental taxing authorities. Net sales are reduced by an allowance for anticipated sales returns based on historical and current sales trends and experience. The sales returns allowance and related changes were not significant for 2007, 2006 or 2005.

The Company generally requires customers to pay a deposit, equal to approximately 50% of the retail sales value, when purchasing merchandise inventories not regularly carried in a given store location, or not currently in stock. These deposits are included in Customer Deposits and Store Credits until the customer takes possession of the merchandise.

Cost of Sales

The cost of sales includes the actual cost of the merchandise sold, the transportation costs from vendor to the Company’s distribution center or store location, any applicable finishing costs related to production of the Company’s proprietary brand, the transportation costs from the distribution center to the store locations, and any inventory adjustments, including shrinkage.

The Company includes transportation costs for the delivery of products directly from stores to customers in cost of sales if delivered by third parties or in selling, general and administrative expenses (or “SG&A”) if delivered by the Company’s delivery fleet. Costs related to the Company’s delivery fleet, which include delivery salaries, maintenance and depreciation, totaled approximately $1,600 in 2007 and 2006, and $2,600 in 2005.

The Company offers a range of prefinished products with warranties on the durability of the finish ranging from 10 to 50 years. Warranty reserves are based primarily on claims experience, sales history and other considerations, and warranty costs are recorded in the cost of sales. Warranty costs and changes to the warranty reserve were not significant for 2007, 2006 or 2005.

Advertising Costs

Advertising costs charged to SG&A were $41,693, $36,288 and $27,570 in 2007, 2006 and 2005, respectively. The Company uses various types of media to brand its name and advertise its products. Media production costs are generally expensed as incurred, except for direct mail, which is expensed when the finished piece enters the postal system. Media placement costs are generally expensed in the month the advertising occurs, except for contracted endorsements and sports agreements, which are generally expensed ratably over the contract period. Amounts paid in advance are included in prepaid expenses and totaled $1,935 and $2,667 at December 31, 2007 and 2006, respectively.

Store Opening Costs

Costs to open new store locations are charged to SG&A as incurred.

Depreciation and Amortization

Property and equipment is carried at cost and depreciated on the straight-line method over the estimated useful lives of the related assets. Vehicles and office equipment are depreciated over useful lives which range from three to five years, and finishing equipment is depreciated over five years. The estimated useful lives for leasehold improvements are the shorter of the estimated useful lives or the remainder of the lease terms. For leases with optional renewal periods, the Company uses the original lease term, excluding optional renewal periods to determine the appropriate estimated useful lives. Leasehold improvements are currently being amortized over useful lives which range from two to fifteen years.

Some of the Company’s vehicles are leased under capital leases. These assets are recorded at the lower of fair value or the present value of net minimum lease payments and amortized over the shorter of their estimated useful life or the life of the lease. Amortization of capital leases is included within depreciation expense.

Operating Leases

The Company has operating leases for its stores, Corporate Headquarters and certain transportation equipment. The lease agreements for certain stores contain rent escalation clauses and rent holidays. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in SG&A.

Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (or “SFAS”) No. 123 (revised in 2004), “Share-Based Payment” (or “SFAS 123(R)”), using the prospective-transition method effective January 1, 2006. Prior to the adoption of SFAS 123(R), the Company used the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (or “APB 25”). There were no material differences in the calculations of the Company’s stock-based compensation expense under APB 25 and SFAS 123, “Accounting for Stock-Based Compensation” in 2005.

The Company issues incentive awards in the form of stock options and restricted stock awards to employees and non-employee directors. The Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. Measured compensation cost is recognized ratably over the requisite service period of the related stock-based compensation award.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (or “SFAS 109”). Income taxes are provided for under the asset and liability method and consider differences between the tax and financial accounting bases. The tax effects of these differences are reflected on the balance sheet as deferred income taxes and valued using the effective tax rate expected to be in effect when the differences reverse. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, the Company took into account various factors, including the expected level of future taxable income. If actual results differ from the assumptions made in the evaluation of the valuation allowance, a change in the valuation allowance will be recorded through income tax expense in the period such determination is made.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (or “FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (or “FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operations.

Net Income per Common Share

Basic net income per common share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per common share is determined by dividing net income by the weighted average number of common shares outstanding during the year, plus the dilutive effect of common share equivalents, such as stock options, warrants and preferred stock. Common shares and common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants and the conversion of redeemable convertible preferred stock, except when the effect of their inclusion would be antidilutive.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (or “SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this pronouncement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (or “SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company as of the first quarter of 2008. Early adoption is permitted. The Company is currently evaluating the impact of this pronouncement on its financial statements.

NOTE 2.    NOTES RECEIVABLE

The Company holds two notes receivable from a merchandise supplier with an outstanding balance due to the Company of $1,375 at December 31, 2007, of which $519 had been included in other current assets. In June 2007, the Company consolidated two outstanding notes receivable into one note with an aggregate value of $912 maturing in June 2010. A separate note, which matures in August 2009, was not modified. As of December 31, 2006, notes receivable from merchandise vendors had an outstanding balance due to the Company of $1,780, of which $1,009 had been included in other current assets.

NOTE 3.    PROPERTY AND EQUIPMENT

Property and equipment consisted of:

	December 31,
	2007	2006
Vehicles	$9,045	$7,633
Finishing Equipment	3,171	3,151
Office Equipment and Other	5,029	3,053
Store Fixtures	2,413	991
Leasehold Improvements	1,736	817

	21,394	15,645
Less: Accumulated Depreciation and Amortization	9,814	6,313

Property and Equipment, net	$11,580	$9,332

As of December 31, 2007 and 2006, property and equipment, net included assets under capital leases of $151 and $339, respectively, net of accumulated amortization of $1,598 and $1,410, respectively.

NOTE 4.    LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2007	2006
Other Notes Payable	$62	$140
Consolidated Term Note	—	8,398
Revolving Line of Credit	—	745

	62	9,283
Less: Current Portions of Long-Term Debt	62	2,804

Total Long-Term Debt	$—	$6,479

On November 15, 2007 the Company paid $6,601 to retire the principal balance of Consolidated Term Note, which included monthly interest accrued to that date. The Consolidated Term Note had required 60 equal monthly principal payments through scheduled expiration in March 2011, and bore interest payable monthly in arrears, at the 30-Day London Interbank Offer Rate (“LIBOR”) + 0.90%.

The Company entered into a new revolving credit agreement (or “2007 Revolver”) to replace the existing revolving line of credit (the “2006 Revolver”), which provided for borrowings up to $10,000 and was set to expire on May 31, 2008. The 2007 Revolver provides for borrowings up to $25,000 and expires on August 10, 2012. The 2007 Revolver is primarily used to fund inventory purchases, including the support of up to $5,000 for letters of credit, and for general operations. The 2007 Revolver is secured by the Company’s inventory, has no mandated payment provisions and the Company pays a fee of 0.125% per annum, which may be increased in the future based on financial performance criteria, on any unused portion of the 2007 Revolver. Amounts outstanding under the 2007 Revolver would be subject to an interest rate of LIBOR (reset on the 10th of the month) + 0.50%, which may increase based on financial performance criteria. The 2006 Revolver bore interest at the 30-Day LIBOR + 0.90%, and the Company paid a fee of 0.25% on any unused portion. The Company had outstanding commitments under letters of credit of $262 at December 31, 2007 and $24,738 was available to borrow. The Revolver has certain defined covenants and restrictions, including the maintenance of certain defined financial ratios. The Company is in compliance with these financial covenants at December 31, 2007.

Interest payments totaled $679, $672 and $574 in 2007, 2006 and 2005, respectively.

NOTE 5.    LEASES

The Company leases all store locations, the Corporate Headquarters and certain transportation equipment. The store location leases are operating leases and generally have five-year base periods with multiple five-year renewal periods.

The Founder is also the sole owner of ANO LLC, DORA Real Estate Company, LLC and Wood on Wood Road, Inc., and he has a 50% membership interest in BMT Holdings, LLC (collectively, “ANO and Related Companies”). As of December 31, 2007 and 2006, the Company leased 26 of its locations from ANO and Related Companies representing 22.4% and 28.6% of the total number of store leases in operation, respectively. As of December 31, 2005 the Company leased 23 of its locations from ANO and Related Companies, representing 30.3% of the total number of store leases in operation. In addition, the Company leases the Corporate Headquarters from ANO LLC under an operating lease with a base period through December 31, 2019.

Rental expense for 2007, 2006 and 2005 was $6,853, $5,213 and $4,425, respectively, with rental expense attributable to ANO and Related Companies of $2,529, $2,261 and $2,110, respectively.

The future minimum rental payments under capital leases and non-cancellable operating leases, segregating ANO and Related Companies leases from all other operating leases, were as follows at December 31, 2007:

		Operating Leases
		ANO and Related Companies
	Capital Leases	Store Leases	Headquarters Lease	Store Leases	Total Operating Leases
2008	$61	$1,276	$1,003	$5,701	$7,980
2009	—	996	1,033	5,197	7,226
2010	—	799	1,064	4,555	6,418
2011	—	425	1,096	3,705	5,226
2012	—	140	1,129	2,398	3,667
Thereafter	—	329	8,911	6,780	16,020

Total minimum lease payments	61	$3,965	$14,236	$28,336	$46,537

Less: amounts representing interest costs	(1)

Present value of minimum lease payments	60
Less: current maturities	(60)

Long-term capital lease obligations	$—

NOTE 6.    STOCK BASED COMPENSATION

Overview

The Company recorded total stock-based compensation expense of $6,211, $1,449 and $3,306 for 2007, 2006 and 2005, respectively.

In August 2007, the Company adopted an equity incentive plan for employees, non-employee directors and other service providers, the Lumber Liquidators, Inc. 2007 Equity Compensation Plan (the “2007 Plan”), from which it grants stock options and restricted stock awards. The number of shares of Common Stock authorized for issuance with respect to awards granted under the 2007 Plan is 4.3 million, reduced by (i) any shares that have been issued under either the 2004 Stock Option and Grant Plan and the 2006 Equity Plan for Non-Employee Directors (collectively, the “Prior Plans”), and (ii) any shares that are subject to outstanding awards under the Prior Plans that have not been forfeited or canceled. No additional options will be issued under the Prior Plans. Stock options granted under the 2007 Plan expire no later than ten years from the date of grant and the exercise price shall not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted stock awards on a grant by grant basis at the discretion of the Board of Directors.

The Company recorded stock-based compensation expense related to stock options and restricted stock awards of $2,733 for 2007, which included $977 related to one-time acceleration of vesting provisions in certain stock option agreements triggered by the IPO and resulting in the immediate vesting of 261,313 stock options. The Company recorded stock-based compensation expense related to stock options of $668 for the year ended December 31, 2006.

The Company is party to a stock-based agreement between the Founder and his brother, Kevin Sullivan, a regional manager (or “Kevin”), accounted for as a variable performance plan (the “Variable Plan”). The Variable Plan was established in 1998 and modified in August 2005. The Variable Plan awarded Kevin the right (the “Variable Right”) to an ownership percentage of Common Stock, contributed by the Founder. The Variable Right fully vested in conjunction with the IPO. The Company recorded stock-based compensation expense related to the Variable Plan of $3,220, $1,040 and $3,133 for 2007, 2006 and 2005, respectively.

In addition, the Company maintains a stock unit plan for regional store management, the 2006 Stock Unit Plan for Regional Managers (the “2006 Regional Plan”). In May 2006, certain Regional Managers were granted a total of 85,000 stock units that vest over approximately a five year period. The Founder will contribute 85,000 shares of Common Stock necessary to provide for the exercise of the stock units. No additional grants of stock units are available under the 2006 Regional Plan. The stock units would have expired without value unless a trigger event, as defined, occurred. The IPO was a trigger event, and the Company recorded $258 of stock-based compensation expense in the fourth quarter of 2007. The remaining $387 of stock compensation expense will be recognized over the next 3 years.

Stock Options

The following table summarizes activity related to our stock options:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2005	—
Granted	1,796,847	$7.69
Exercised	—
Forfeited	—

Balance, December 31, 2006	1,796,847	7.69

Granted	175,000	10.78
Exercised	—
Forfeited	5,000	11.00

Balance at December 31, 2007	1,966,847	$7.95	8.8	$2,038

Exercisable at December 31, 2007	708,876	$7.65	8.6	$950

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s Common Stock on December 31, 2007.

As of December 31, 2007, total unrecognized compensation cost related to unvested options was approximately $4,708, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2.4 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of options granted during 2007 and 2006 were $4.08 and $3.74, respectively.

The following are the ranges of assumptions for the periods noted:

	Year ended December 31,
	2007	2006
Expected dividend rate	Nil	Nil
Expected stock price volatility	35-39%	35%
Risk-free interest rate	4.2-4.6%	4.6-5.2%
Expected life of options	7.5 years	7.5 years

The expected stock price volatility range is based on the historical volatilities of companies included in a peer group that was selected by management whose shares or options are publicly available. The volatilities are estimated for a period of time equal to the expected life of the related option. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected life of the options was determined using a lattice model to estimate the expected term as an input into the Black-Scholes-Merton closed-form model.

Stock options outstanding and exercisable as of December 31, 2007 are summarized below:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$ 7.58 – $7.83	1,796,847	$7.69	8.7	708,876	$7.65
$10.26 – $11.00	170,000	10.78	9.7	—	—

Balance, December 31, 2007	1,966,847	$7.95	8.8	708,876	$7.65

Restricted Stock Awards

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2006	—	$—
Granted	88,830	8.95
Vested	—	—
Forfeited	7,530	8.95

Nonvested, December 31, 2007	81,300	$8.95

During 2007, the Company recognized $16 related to restricted stock awards that were granted at the IPO. As of December 31, 2007, total unrecognized compensation cost related to unvested restricted stock awards was approximately $279, net of estimated forfeitures, which will be recognized over a weighted average period of approximately 3.9 years.

The Variable Plan

The Variable Plan was originally established in 1998, and through an amendment in 2005, the Variable Right, as amended, was established to award Kevin a right to purchase an ownership position in Common Stock from the Founder for his service to the Company. The ownership position was defined as a fixed percentage of 2.5% of the Common Stock on a fully diluted basis, as defined in the agreement, plus an additional ownership percentage based on certain performance criteria, primarily a comparison of the net income of the region under Kevin’s management to total Company net income on a trailing twelve-month basis. Under the Variable Plan agreement, the Company was required to determine the number of shares of Common Stock exercisable under the Variable Right at vesting. The Common Stock earned under the Variable Right would be contributed by the Founder, and 1.5 million shares of Common Stock were placed in escrow by the Founder, representing the maximum amount of shares the Founder and Kevin believed would be earned under the Variable Right.

The Variable Plan provided for a cash settlement of the Variable Right at a defined, performance based, value through put-call provisions, executed by the Founder or Kevin, if an IPO or sale event, as defined, had not taken place prior to February 1, 2008. The Founder was liable for the cash payment, and the Company guaranteed his performance. The Company has accounted for the Variable Plan in accordance with the provisions of SFAS 123(R), and at December 31, 2006, the Company had a long-term, Stock Compensation Liability of $9,132, representing the estimated cumulative value determined by the Company’s estimation of shares earned under the Variable Right at an estimated fair value per share.

The Variable Right fully vested and became exercisable in connection with the IPO, and all cash settlement provisions via put-call rights terminated. In accordance with the terms of the Variable Plan, the Company calculated that 853,853 shares of Common Stock had vested and were exercisable under the Variable Right (the “Vested Shares”). Cumulative stock-based compensation expense related to the Variable Plan was determined utilizing the Vested Shares and the $11 per share IPO price to adjust the Stock Compensation Liability to $9,392, representing $260 of 2007 stock-based compensation expense. The Stock Compensation Liability was reclassified to Additional Capital in accordance with the provisions of SFAS 123(R).

As described in Note 11, Kevin filed for arbitration on December 7, 2007 disputing the Company’s share count calculation. The Company increased stock-based compensation expense related to the Variable Plan by $2,960 to $3,220 for the year ended December 31, 2007, representing the Company’s best estimate of the ultimate value of incremental shares (above the Vested Shares) that may be delivered to Kevin via settlement or arbitration. As the ultimate value that may be delivered to Kevin is not certain, the Company may be required to adjust stock-based compensation expense in 2008.

Stock Warrants

The Company had a stock warrant plan (the “Warrant Plan”), established in 2004, with a senior executive who separated from the Company in May 2006. As a result of the separation during the second quarter of 2006, the Company reversed the $259 of compensation expense that had been previously recognized.

NOTE 7.    INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005
Current
Federal	$5,577	$7,433	$7,242
State	1,217	1,425	1,438

Total Current	6,794	8,858	8,680

Deferred
Federal	310	(627)	(1,444)
State	67	(70)	(288)

Total Deferred	377	(697)	(1,732)

Total Provision for Income Taxes	$7,171	$8,161	$6,948

The reconciliation of significant differences between income tax expense (benefit) applying the federal statutory rate of 35% and the actual income tax expense (benefit) at the effective rate are as follows:

	Year Ended December 31,
	2007	2006	2005
Income Tax Expense at Federal Statutory Rate	$6,474	$7,299	$6,203

Increases (Decreases):
State Income Taxes, Net of Federal Income Tax Benefit	838	855	745
Other	(141)	7	—

Total	$7,171	$8,161	$6,948

The tax effects of temporary differences that result in significant portions of the deferred tax accounts are as follows:

	December 31,
	2007	2006
Deferred Tax Liabilities:
Prepaid Expenses	$393	$290
Depreciation and Amortization	333	241

Total Deferred Tax Liabilities	726	531
Deferred Tax Assets:
Stock Compensation Expense	2,565	3,797
Reserves	919	677
Employee Benefits	605	—
Other	384	181

Total Deferred Tax Assets	4,473	4,655

Net Deferred Tax Asset	$3,747	$4,124

The Company made income tax payments of $7,383, $6,989 and $10,381 in 2007, 2006 and 2005, respectively.

NOTE 8.	PROFIT SHARING PLAN

The Company maintains a profit-sharing plan, qualified under Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees are eligible to participate following the completion of one year of service and attainment of age 21. The Company matches 50% of employee contributions up to 6% of eligible compensation. The Company’s matching contributions, included in SG&A, totaled $231, $160 and $124 in 2007, 2006 and 2005, respectively.

NOTE 9.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31,
	2007	2006	2005
Net Income	$11,326	$12,898	$10,713

Weighted Average Common Shares Outstanding—Basic	16,646,674	15,000,100	15,000,100
Effect of Dilutive Securities:
Common Stock Equivalents	150,460	—	—
Redeemable Preferred Stock	6,837,861	7,952,018	7,952,018
Warrants	—	37,285	111,056

Weighted Average Common Shares Outstanding—Diluted	23,634,995	22,989,403	23,063,174

Net Income per Common Share—Basic	$0.68	$0.86	$0.71

Net Income per Common Share—Diluted	$0.48	$0.56	$0.46

The Company’s calculation of diluted net income per common share in 2006 and 2005 included the dilutive impact of Common Stock warrants under the Warrant Plan. For 2007, options to purchase 170,000 shares of Common Stock and 81,300 restricted stock awards were not included in the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be antidilutive. For 2006, options to purchase

1,796,847 shares of Common Stock were not included in the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be antidilutive. There were no options outstanding prior to July 2006.

NOTE 10.    RELATED PARTY TRANSACTIONS

As described in Note 5, the Company leases a number of its store locations and Corporate Headquarters from ANO and Related Companies.

As of December 31, 2006, other assets included $35 that the Founder owed the Company in the normal course of business. The amount was paid in the first quarter of 2007.

In 2005 and pursuant to the terms of the Preferred Sale, the Founder assumed a net liability related to a capitalized lease, and the Company recorded a $581 contribution from the Founder.

NOTE 11.    COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In July 2006, the Company entered into a purchase agreement with a vendor where the Company would purchase a total of approximately 27 million square feet of the vendor’s assorted products over a four-year period, with the unit prices set at the time a purchase order is created/accepted. Issues have arisen with regard to the quality of the products provided by the vendor, the vendor’s requests for changes in prices for the products and the vendor’s failure to honor purchase orders that it had accepted. The Company is not currently receiving product under the agreement and intends to seek payment for the Company’s cover costs relating to purchase orders that were not delivered. The products ordered from the vendor that are not being delivered have been purchased from other suppliers and we expect the cover costs to be immaterial.

Legal Proceedings

On January 4, 2007, Clifford Wayne Bassett and Clifford Wayne Bassett, MD, PC (together “Dr. Bassett”) filed a lawsuit entitled Clifford Wayne Bassett et al. v. Lumber Liquidators, Inc. et al., in the U.S. District Court for the Southern District of New York, against the Company, E.W. Scripps Company (“Scripps”) and others. The Company purchased an article from Scripps describing the benefits of hardwood flooring in relation to other types of flooring. The article contained a quote by Dr. Bassett, an allergist, who claims that the use of the quote was unauthorized. Dr. Bassett asserted damages in excess of $10 million. The parties reached a settlement and the case was dismissed with prejudice on January 18, 2008. The Company did not receive nor was required to pay any material amount in connection with the settlement.

On July 12, 2007, the Company received a copy of a demand for arbitration, dated July 11, 2007, in which a senior executive who separated from the Company in May 2006 (the “Former Executive”) claimed that the Company breached its obligations to him upon his resignation of employment. The Former Executive alleged that he terminated his employment for “good reason,” as defined in his employment agreement and the Warrant Plan, based on, among other things, an allegedly substantial reduction in his responsibilities. He sought damages of approximately $0.7 million (plus the value of certain other specified benefits), as well as a declaration that he has owned 1% of the Company since he terminated his employment. As part of the arbitration process, the Company concluded that, among other things, the Former Employee breached certain provisions of the Employee Confidentiality and Non-Compete Agreement that he signed with the Company and violated certain statutory and common law duties. Accordingly, the Company asserted a counter-demand for arbitration against the Former Executive. On February 29, 2008, the arbitrator issued a ruling in which he found that the Former Executive was not entitled to any of the relief that he sought and ruled for the Company on some of its claims but did not award any monetary damages. Each party was ordered to bear its own attorneys’ fees and costs and the fees and expenses of the arbitrator will be split equally between the parties.

On December 7, 2007, Kevin Sullivan filed a demand for arbitration naming the Founder and the Company as respondents. In his demand, Kevin “seeks to recover the full number of shares due him under” the Variable Plan agreement. In accordance with the terms of the Variable Plan, the Company determined and certified that 853,853 shares of Common Stock (the Vested Shares) were exercisable under the Variable Plan. Pursuant to the terms of the Variable Plan, the Founder had previously placed 1,500,000 shares of Common Stock in escrow for purposes of satisfying his obligations thereunder. In 2007, the Company recorded $3,220 in stock-based compensation expense related to the Variable Plan. That amount included a $2,960 provision representing the Company’s best estimate of the ultimate value of the incremental shares (above the Vested Shares) that may be delivered to Kevin via settlement or arbitration. As the ultimate value that may be delivered to Kevin is not certain, the Company may be required to adjust stock-based compensation expense in 2008.

In addition, on March 11, 2008, the Company received a copy of a complaint that Kevin purportedly sent to the Fair Labor Division of the Office of the Attorney General of Massachusetts, which alleges that the Founder and the Company have unlawfully withheld wages from Kevin by not releasing to him a specified portion of the escrowed shares of common stock. The Company is not a party to the escrow arrangement between the Founder and Kevin. Kevin is seeking a prompt release of those shares, together with certain additional damages that could potentially be subject to trebling under relevant law. At this time, it is not possible to determine the ultimate resolution of, or reasonably estimate any potential liability from, this matter, and no provision for losses has been provided in connection with this complaint. We intend to defend this matter vigorously.

The Company is from time to time subject to claims and disputes arising in the normal course of business. In the opinion of management, while the outcome of any such claims and disputes cannot be predicted with certainty, the ultimate liability of the Company in connection with these matters is not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flows.

NOTE 12.    CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following tables present our unaudited quarterly results for 2007 and 2006. We believe that the following information reflects all normal recurring adjustments for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except for per share amounts)
Net Sales	$92,022	$105,725	$102,050	$105,510
Gross Profit	30,571	34,375	34,447	35,721
Selling, General and Administrative Expenses(1)	26,816	30,415	28,260	30,817
Operating Income	3,755	3,960	6,187	4,904
Net Income	$2,231	$2,345	$3,701	$3,049

Net Income per Common Share—Basic	$0.15	$0.16	$0.25	$0.14
Net Income per Common Share—Diluted	$0.10	$0.10	$0.16	$0.12

(1)	Selling, General and Administrative Expenses includes $403, $2,649, ($150) and $318 of variable plan stock compensation expense for the quarters ended March 31, June 30, September 30, and December 31, respectively, and the quarter ended December 31, 2007 includes $1,224 for the acceleration of stock options and the recognition of the expense associated with the 2006 Regional Plan due to the IPO.

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except for per share amounts)
Net Sales	$76,051	$88,078	$83,090	$84,841
Gross Profit	26,409	29,453	27,402	26,865
Selling, General and Administrative Expenses(1)	20,537	21,487	22,587	24,105
Operating Income	5,872	7,966	4,815	2,760
Net Income	$3,560	$4,819	$2,896	$1,623

Net Income per Common Share—Basic	$0.24	$0.32	$0.19	$0.11
Net Income per Common Share—Diluted	$0.15	$0.21	$0.13	$0.07

(1)	Selling, General and Administrative Expenses includes $260 of variable plan stock compensation expense for each of the quarters ended March 31, June 30, September 30, and December 31.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of internal control over financial reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the sections captioned “Proposal One—Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for our annual meeting of stockholders to be held on May 15, 2008.

During 2007, due to an administrative oversight, Macon F. Brock Jr., one of our directors, and Robert M. Morrison, one of our Section 16 officers, were each a day late in filing Form 4s to reflect a stock purchase.

Code of Ethics

We have a Code of Conduct, which applies to all employees, officers and directors of Lumber Liquidators, Inc. Our Code of Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is both our principal financial and principal accounting officer), as well as all other employees. Our Code of Conduct also meets the requirements of a code of conduct under Marketplace Rule 4350(n) of the National Association of Securities Dealers, Inc. Our Code of Conduct is posted on our website at http://www.lumberliquidators.com in the “Corporate Governance” section of our Investor Relations home page.

Item 11.	Executive Compensation.

The information required by this Item with respect to executive compensation is incorporated by reference to the section captioned “Executive Compensation” in the proxy statement for our annual meeting of stockholders to be held on May 15, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section captioned “Security Ownership” and “Executive Compensation—Equity Compensation Plan Information” in the proxy statement for our annual meeting of stockholders to be held on May 15, 2008.

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,048,147	$7.63	2,251,853
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,048,147	$7.63	2,251,853

Item 13.	Certain Relationships, Related Transactions and Director Independence.

Related Party Transactions

Tom Sullivan, the chairman of our board of directors, is the sole owner of ANO LLC, DORA Real Estate Company, LLC and Wood on Wood Road, Inc., and he has a 50% membership interest in BMT Holdings, LLC (collectively, “ANO and Related Companies”). We leased our Toano facility, which includes a store location, and 25, 25 and 22 of our other store locations from these entities as of December 31, 2007, 2006 and 2005, respectively, representing 22.4%, 28.6% and 30.3% of total store leases, respectively. The operating lease for our Toano facility has a base period through December 31, 2019.

The information required by this Item with respect to certain relationships and related-party transactions is incorporated by reference to the sections captioned “Executive Compensation—Post-Employment Compensation” in the proxy statement for our annual meeting of stockholders to be held on May 15, 2008.

Lease Arrangements

As of December 31, 2007, we leased our Toano facility, which includes a store location, and 23 of our other store locations from ANO LLC (“ANO”), a company that is wholly owned by Tom Sullivan, our founder and the chairman of our board of directors. We leased 23, 22 and 19 of our other stores from ANO as of December 31, 2007, 2006 and 2005, respectively. These leases generally have five-year base periods and multiple five-year renewal periods. We also lease our Toano finishing, distribution and headquarters facility from ANO under an operating lease with a base period that runs through December 31, 2019. Our rent expense attributable to ANO was $2.4 million, $2.1 million and $2.0 million in 2007, 2006 and 2005, respectively. Our future minimum lease payments to ANO under all of our leases with them were $18.0 million as of December 31, 2007. These leases are described in more detail in Note 5 to our audited financial statements included in Item 8 of this report.

As of December 31, 2007, we leased one store location each from Wood on Wood Road, Inc. (“Wood on Wood”) and BMT Holdings, LLC (“BMT”). Wood on Wood is wholly owned by Tom Sullivan, and he has a 50% membership interest in BMT. Each lease is for a five-year base period and has a five-year renewal period. The lease with BMT is currently in the second year of its renewal period. Our rent expense attributable to Wood on Wood was $0.07 million in each of 2007, 2006 and 2005. Our rent expense attributable to BMT was $0.05 million in each of 2007, 2006 and 2005.

We believe that the leases that we have signed to date with ANO, Wood on Wood and BMT are on fair market terms.

In addition, of our leases with lessors that are not owned in whole or in part by Tom, three were guaranteed by Tom as of December 31, 2007.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Proposal Four—Ratification of Independent Registered Public Accounting Firm” in the proxy statement for our annual meeting of stockholders to be held on May 15, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1. Financial Statements

The following financial statements are submitted in Part II, Item 8 of this annual report:

2. Financial Statement Schedules

All financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

3. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporate by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Toano, state of Virginia, on March 12, 2008.

LUMBER LIQUIDATORS, INC.

By:	/s/ JEFFREY W. GRIFFITHS
Jeffrey W. Griffiths President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jeffrey W. Griffiths and Daniel E. Terrell, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY W. GRIFFITHS Jeffrey W. Griffiths	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2008

/s/ DANIEL E. TERRELL Daniel E. Terrell	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 12, 2008

/s/ THOMAS D. SULLIVAN Thomas D. Sullivan	Chairman of the Board	March 12, 2008

/s/ MACON F. BROCK, Jr. Macon F. Brock, Jr.	Director	March 12, 2008

/s/ DOUGLAS T. MOORE Douglas T. Moore	Director	March 12, 2008

/s/ JOHN M. PRESLEY John M. Presley	Director	March 12, 2008

/s/ MARTIN F. ROPER Martin F. Roper	Director	March 12, 2008

/s/ RICHARD D. TADLER Richard D. Tadler	Director	March 12, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.01	Amended and Restated Articles of Incorporation

3.02	Amended and Restated By-Laws

4.01	Form of Certificate of Common Stock of Lumber Liquidators, Inc.*

10.01	Lumber Liquidators 2006 Equity Plan for Non-Employee Directors#*

10.02	Lumber Liquidators 2004 Stock Option and Grant Plan#*

10.03	Employment Agreement with Jeffrey W. Griffiths#*

10.04	Employment Agreement with H. Franklin Marcus, Jr.#*

10.05	Offer Letter Agreement with Robert M. Morrison#*

10.06	Offer Letter Agreement with Marco Pescara#*

10.07	Form of Non-Qualified Employee Stock Option Agreement#*

10.08	Lease by and between ANO LLC and Lumber Liquidators (relating to Toano facility)*

10.09	Thomas D. Sullivan Stock Option Agreement and Lumber Liquidators, Inc. Guaranty Agreement, and amendment thereto#*

10.10	Form of Option Award Agreement

10.11	Form of Restricted Stock Agreement

23.01	Consent of Ernst & Young LLP

24.01	Power of Attorney (included on the signature page of this report)

31.1	Certification of Principal Executive Officer of Lumber Liquidators, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer of Lumber Liquidators, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002

#	Indicates a management contract or compensation plan, contract or agreement.
*	Incorporated by reference of the Company’s Registration Statement on Form S-1 (File No. 333-142309).