Form 10-Q
period 2008-03-31
Lumber Liquidators, Inc.
filed 2008-04-29
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33767

LUMBER LIQUIDATORS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3229199
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3000 John Deere Road, Toano, Virginia	23168
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (757) 259-4280

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer            ☐  Accelerated filer            ☒  Non-accelerated filer            ☐  Smaller reporting company

                                                                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of April 25, 2008, there were 26,746,702 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS, INC.

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2008

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Lumber Liquidators, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$32,563	$33,168
Merchandise Inventories	95,947	72,024
Prepaid Expenses	3,641	4,011
Other Current Assets	4,541	3,862

Total Current Assets	136,692	113,065
Property and Equipment, net	12,065	11,580
Deferred Income Taxes	1,409	1,220
Other Assets	2,532	2,559

Total Assets	$152,698	$128,424

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$26,720	$15,654
Customer Deposits and Store Credits	12,243	9,609
Other Current Liabilities	16,753	10,973

Total Current Liabilities	55,716	36,236
Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 26,746,702 and 26,752,118 issued and outstanding, respectively)	27	27
Additional Capital	88,035	87,553
Retained Earnings	8,920	4,608

Total Stockholders’ Equity	96,982	92,188

Total Liabilities and Stockholders’ Equity	$152,698	$128,424

See accompanying notes to condensed financial statements

Lumber Liquidators, Inc.

Condensed Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Net Sales	$114,549	$92,022
Cost of Sales	74,427	61,451

Gross Profit	40,122	30,571
Selling, General and Administrative Expenses	32,314	26,816

Operating Income	7,808	3,755
Interest Expense	25	174
Other (Income) Expense	(238)	(55)

Income Before Income Taxes	8,021	3,636
Provision for Income Taxes	3,709	1,405

Net Income	$4,312	$2,231

Net Income per Common Share—Basic	$0.16	$0.15

Net Income per Common Share—Diluted	$0.16	$0.10

Weighted Average Common Shares Outstanding:
Basic	26,748,726	15,000,100
Diluted	26,806,861	22,952,118

See accompanying notes to condensed financial statements

Lumber Liquidators, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$4,312	$2,231
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,082	869
Deferred Income Taxes	(647)	(505)
Stock-Based Compensation Expense	614	825
Accretion of Redeemable Preferred Stock	—	13
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(23,923)	(11,714)
Accounts Payable	11,066	4,523
Customer Deposits and Store Credits	2,634	2,762
Prepaid Expenses and Other Current Assets	149	675
Other Assets and Liabilities	5,776	3,663

Net Cash Provided by Operating Activities	1,063	3,342
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(1,567)	(844)

Net Cash Used in Investing Activities	(1,567)	(844)
Cash Flows from Financing Activities:
Payments of Long-Term Debt and Capital Lease Obligations	(50)	(1,318)
Common Stock Purchased Pursuant to 2006 Regional Manager Plan	(51)	—

Net Cash Used in Financing Activities	(101)	(1,318)

Net (Decrease) Increase in Cash and Cash Equivalents	(605)	1,180
Cash and Cash Equivalents, Beginning of Period	33,168	3,965

Cash and Cash Equivalents, End of Period	$32,563	$5,145

See accompanying notes to condensed financial statements

Lumber Liquidators, Inc.

Notes to Condensed Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (or “SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Lumber Liquidators, Inc. annual report filed on Form 10-K for the year ended December 31, 2007.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Nature and Organization of Business

Lumber Liquidators, Inc. (the “Company”) is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods, and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay and adhesives. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 125 store locations in primary or secondary metropolitan areas in 43 states. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both the Company’s call center in Toano, Virginia, and website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products in Toano, Virginia, which along with the call center, corporate offices, and finishing and distribution facility represent the “Corporate Headquarters.”

The Company was organized in 1994 as a Massachusetts corporation and the original equity interest was held solely by the founder and current chairman of the Board (the “Founder”). In August 2007, the Company was reincorporated in Delaware. As a Massachusetts corporation, the Company’s stock had no par value. As a result of the reincorporation in Delaware, the par value was increased to $0.001 per share (the “Common Stock”).

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (or “FASB”) issued Statement of Financial Accounting Standard (or “SFAS”) No. 157, “Fair Value Measurements” (or “SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company is currently evaluating the impact of this pronouncement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (or “SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Adoption of SFAS 159 did not have an impact on the Company’s financial position or results of operations.

NOTE 2. STOCK- BASED COMPENSATION

Stock-based compensation expenses included in Selling, General and Administrative Expenses (or “SG&A”) consisted of:

	Three Months Ended March 31,
	2008	2007
Stock Options	$551	$423
Restricted Stock Awards	31	—
Regional Manager Plan	32	—
Variable Plan	—	402

Total	$614	$825

Stock Options

The following table summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2007	1,966,847	$7.95

Granted	273,010	$10.38
Exercised	—
Forfeited	—

Balance at March 31, 2008	2,239,857	$8.25	8.7	$5,263

Exercisable at March 31, 2008	708,876	$7.65	8.4	$2,092

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s Common Stock on March 31, 2008.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of options granted during the three months ended March 31, 2008 was $4.95. There were no stock options granted during the three months ended March 31, 2007.

The following assumptions were used in the Black-Scholes-Merton option pricing model for the three months ended March 31, 2008:

Expected dividend rate	Nil
Expected stock price volatility	39%
Risk-free interest rate	3.1 - 3.6%
Expected life of options	7.5 years

The expected stock price volatility is based on the historical volatilities of companies included in a peer group that was selected by management whose shares or options are publicly available. The volatilities are estimated for a period of time equal to the expected life of the related option. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected life of the options was determined using a lattice model to estimate the expected term as an input into the Black-Scholes-Merton closed-form model.

As of March 31, 2008, total unrecognized compensation cost related to unvested options is approximately $6,119, net of estimated forfeitures, and is estimated to be recognized over a weighted average period of approximately 2.5 years.

Stock options outstanding and exercisable as of March 31, 2008 are summarized below:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$ 6.50	20,000	$6.50	9.8	—	—
$ 7.53 – $7.83	1,796,847	7.69	8.4	708,876	$7.65
$10.26 – $11.00	423,010	10.73	9.8	—	—

Balance, March 31, 2008	2,239,857	$8.25	8.7	708,876	$7.65

Restricted Stock Awards

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2007	81,300	$8.95
Granted	36,206	10.69
Vested	—	—
Forfeited	(3,440)	8.95

Nonvested, March 31, 2008	114,066	$9.50

As of March 31, 2008, total unrecognized compensation cost related to unvested restricted stock awards is approximately $395, net of estimated forfeitures, which should be recognized over a weighted average period of approximately 3.7 years.

Regional Manager Plan

The Company maintains a stock unit plan for regional store management, the 2006 Stock Unit Plan for Regional Managers (the “2006 Regional Plan”). In May 2006, certain regional managers were granted a total of 85,000 stock units that vest over approximately a five year period. No additional grants of stock units are available under the 2006 Regional Plan, and the Founder will contribute the 85,000 shares of Common Stock necessary to provide for the vesting of the stock units.

Prior to the IPO in November 2007, the Company did not record stock-based compensation expense related to the 2006 Regional Plan because without a trigger event, the stock units would have expired without value. The IPO was a trigger event. As of March 31, 2008, 34,000 shares of Common Stock had been transferred from the Founder to certain regional managers, representing the vested portion of the grant. Pursuant to the provisions of the 2006 Regional Plan and through election by certain regional managers, the Company purchased 5,416 shares of Common Stock at the fair market value on the vest dates for a total of $51, to cover applicable federal and state withholding taxes.

As of March 31, 2008, total unrecognized compensation cost related to the 2006 Regional Plan is approximately $354, which should be recognized over a weighted average period of approximately 2.8 years.

The Variable Plan

The Company is party to a stock-based agreement between the Founder and his brother, Kevin Sullivan, a regional manager (or “Kevin”), accounted for as a variable performance plan (the “Variable Plan”). The Variable Plan awarded Kevin the right (the “Variable Right”) to an ownership percentage of Common Stock, contributed by the Founder. The Common Stock earned under the Variable Right would be contributed by the Founder, and 1,500,000 shares of Common Stock were placed in escrow by the Founder, representing the maximum amount of shares the Founder and Kevin believed would be earned under the Variable Right. The Company generally guarantees the Founder’s performance under the Variable Plan.

The Variable Right fully vested in conjunction with the IPO. Under the Variable Plan agreement, the Company was required to determine the number of shares of Common Stock exercisable under the Variable Right at vesting. In accordance with the terms of the Variable Plan, the Company calculated that 853,853 shares of Common Stock had vested and were exercisable under the Variable Right (the “Vested Shares”). The Variable Right was exercised on February 1, 2008.

As described in Note 6, Kevin filed for arbitration on December 7, 2007 disputing the Company’s share count calculation. During 2007, the Company recorded its best estimate of the ultimate value of incremental shares (above the Vested Shares) that may be delivered to Kevin via settlement or arbitration. As the ultimate value that may be delivered to Kevin is not certain, the Company may be required to adjust stock-based compensation expense.

NOTE 3. INCOME TAXES

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2008	2007
Current
Federal	$3,603	$1,602
State	753	308

Total Current	4,356	1,910
Deferred
Federal	(536)	(423)
State	(111)	(82)

Total Deferred	(647)	(505)

Total Provision for Income Taxes	$3,709	$1,405

The reconciliation of significant differences between income tax expense applying the federal statutory rate and the provision for income taxes at the effective rate are as follows:

	Three Months Ended March 31,
	2008		2007
Income Tax Expense at Federal Statutory Rate	$2,808	35.0%	$1,273	35.0%
Increases (Decreases):
State Income Taxes, Net of Federal Income Tax Benefit	341	4.2%	147	4.0%
Reduction of Deferred Tax Benefit Associated with the Variable Plan	678	8.5%	—	—
Other	(118)	(1.5%)	(15)	(0.4%)

Total	$3,709	46.2%	$1,405	38.6%

Pursuant to the Variable Plan, the Variable Right fully vested in conjunction with the IPO and was exercised on February 1, 2008. The Company had no excess tax deductions from previous stock-based awards, and therefore recognized additional tax expense related to the non-deductible portion of the Variable Plan’s cumulative compensation costs. This additional income tax expense was the result of a decrease in fair value of the Vested Shares from the vest date to the exercise date.

Tax years that remain open for examination by federal taxing authorities include 2006 and 2007.

NOTE 4. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2008	2007
Net Income	$4,312	$2,231

Weighted Average Common Shares Outstanding—Basic	26,748,726	15,000,100
Effect of Dilutive Securities:
Common Stock Equivalents	58,135	—
Redeemable Preferred Stock	—	7,952,018

Weighted Average Common Shares Outstanding—Diluted	26,806,861	22,952,118

Net Income per Common Share—Basic	$0.16	$0.15

Net Income per Common Share—Diluted	$0.16	$0.10

For the three months ended March 31, 2008, options to purchase 1,208,010 shares of Common Stock and 114,066 restricted stock awards were not included in the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be antidilutive. For the three months ended March 31, 2007, options to purchase 1,796,847 shares of Common Stock were not included in the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be antidilutive.

NOTE 5. RELATED PARTY TRANSACTIONS

As of March 31, 2008, the Company leases the Corporate Headquarters and 23 of its store locations from ANO LLC, a company that is wholly owned by the Founder. The Company leases one store location each from Wood on Wood Road, Inc. and BMT Holdings, LLC. Wood on Wood Road, Inc. is wholly owned by the Founder, and he has a 50% membership interest in BMT Holdings, LLC. Rental expense related to these companies for the three months ended March 31, 2008 and 2007 was $626 and $605, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In July 2006, the Company entered into a purchase agreement with a vendor where the Company would purchase a total of approximately 27 million square feet of the vendor’s assorted products over a four-year period, with the unit prices set at the time a purchase order is created/accepted. Issues have arisen with regard to the quality of the products provided by the vendor, the vendor’s requests for changes in prices for the products and the vendor’s failure to honor purchase orders that it had accepted. The Company is not currently receiving product under the agreement and intends to seek payment for the Company’s cover costs relating to purchase orders that were not delivered. The products ordered from the vendor that are not being delivered have been purchased from other suppliers and the cover costs are expected to be immaterial.

Legal Proceedings

On December 7, 2007, Kevin filed a demand for arbitration naming the Founder and the Company as respondents. In his demand, Kevin “seeks to recover the full number of shares due him under” the Variable Plan agreement. In accordance with the terms of the Variable Plan, the Company determined and certified that the Vested Shares were exercisable under the Variable Plan. Pursuant to the terms of the Variable Plan, the Founder had previously placed 1,500,000 shares of Common Stock in escrow for purposes of satisfying his obligations thereunder, which the Company generally guarantees. Kevin is disputing the share count calculation.

On or about March 12, 2008, Kevin filed a complaint with the Fair Labor Division of the Office of the Attorney General of Massachusetts (the “Division”) alleging that the Founder and the Company have unlawfully withheld wages from him by not releasing to him a specified portion of the escrowed shares of Common Stock. The Company is not a party to the escrow arrangement between the Founder and Kevin. Kevin sought a prompt release of those shares, together with certain additional damages that could potentially be subject to trebling under relevant law. By letter dated March 20, 2008, the Division, without making judgment on the merits of the complaint, declined to take further action on the matter but authorized Kevin to pursue his claim through a civil lawsuit. At this time, it is not possible to determine the ultimate resolution of, or reasonably estimate any potential liability from, this matter, and no provision for losses has been provided in connection with this complaint. The Company intends to defend any claim asserted by Kevin against the Company vigorously.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to matters such as sales growth, comparable store net sales, impact of cannibalization, price changes, earnings performance, stock-based compensation expense, margins, return on invested capital, strategic direction, the demand for our products and store openings. We have used words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed in Part II, Item 1A, “Risk Factors,” and elsewhere in this report and in our other reports filed with the SEC including the Item 1A, “Risk Factors,” section of the Form 10-K.

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

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in our annual report filed on Form 10-K for the year ended December 31, 2007.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States, based on industry sources and our experience. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. As of March 31, 2008, we sold our products through 125 Lumber Liquidators stores in 43 states, a call center, website and catalog.

2008 Highlights

Net Sales. As compared to the first quarter of 2007, net sales for the first quarter of 2008 increased 24.5%, due to a 7% increase in comparable store net sales, and net sales from 32 new store locations that were opened after March 31, 2007, including nine locations opened in 2008. Generally strong consumer demand for our expanded product assortment continued to drive increases in sales volume (primarily measured in square footage), up approximately 23.2% over the same period in the prior year, and changes in our sales mix resulted in a slight increase in the average retail price per unit sold.

Growth in Our Store Base. New store locations continue to drive our net sales growth. In 2007, we opened 25 new stores in an approximately equal mix of new and existing markets, with 23 of those locations opened after March 31, 2007. Of the nine new stores we opened in the first quarter of 2008, seven of the locations were in new markets, though we continue to expect an approximately equal mix in new and existing markets for the 30 to 40 planned new store openings for 2008. We have opened 68 of our 125 store locations since January 1, 2005, and our recent store opening activity is as follows:

Store Count
Number of stores at December 31, 2006	91
New stores opened	2

Number of stores at March 31, 2007	93

Store Count
New stores opened	23

Number of stores at December 31, 2007	116
New stores opened	9

Number of stores at March 31, 2008	125

Gross Margin. In the first quarter of 2008, gross margin improved to 35.0% from 33.2% in the first quarter of 2007. The increase in gross margin is primarily the result of a shift in the mix of products sold and a decrease in the average cost per unit sold of certain product lines, including special liquidation deals. This increase was partially offset by an overall increase in transportation costs, principally due to higher fuel costs. Gross margin also benefited from the investment in our store support infrastructure, as effective execution of initiatives in store operations, merchandising and logistics enhanced retail pricing discipline and controlled overall increases in the average cost per unit sold.

Merchandise Inventories. Merchandise inventories increased $23.9 million, or 33%, from December 31, 2007 primarily due to the timing of certain inbound in-transit inventory that we purchased from international suppliers. In addition, merchandise inventories increased due to our new store locations, with nine opened since December 31, 2007 and 32 opened since March 31, 2007. We consider merchandise inventories either “available for sale” or “inbound in-transit”, based on whether we have physically received the products at either our central distribution center in Toano, Virginia or at an individual store location. Merchandise inventories were as follows:

	As of March 31, 2008	As of December 31, 2007	As of March 31, 2007
	(in thousands)
Inventory – Available for Sale	$72,054	$60,273	$56,484
Inventory – Inbound In-Transit	23,893	11,751	6,988

Total Merchandise Inventories	$95,947	$72,024	$63,472

Available for Sale: We have increased available for sale merchandise inventories relative to our store base in comparison to December 31, 2007 due primarily to the nine new store locations and the seasonal build in anticipation of second quarter net sales, which are historically greater than net sales in the first quarter. In addition, during the first quarter of 2008, we have selectively taken advantage of an increase in the availability of merchandise being sold through special liquidation deals. We believe this additional inventory acquired in special liquidation deals in the first quarter of 2008 will benefit multiple periods in 2008 and we expect the increased availability of special liquidation deals will continue through the second quarter of 2008. In comparison to March 31, 2007, we have decreased available for sale merchandise inventory relative to our store base, primarily due to more effective planning of merchandise purchases.

Inbound In-Transit: We seek to control the inbound logistics of all international purchases, and our purchase order terms are such that we take possession of merchandise inventories when loaded onto ocean vessels in the foreign port. More than half of our merchandise purchases are from overseas suppliers, and the travel time from port to port generally ranges from 21 to 35 days. Inbound in-transit merchandise inventories included $11.3 million, $4.5 million and $3.2 million of international purchases at March 31, 2008, December 31, 2007 and March 31, 2007, respectively, which were scheduled for delivery no earlier than the latter half of the following month.

Effective Income Tax Rate. The effective income tax rate increased to 46.2% in the first quarter of 2008, primarily as a result of Kevin’s exercise of the Variable Right on February 1, 2008 pursuant to the terms of the Variable Plan. Because the fair value of the Vested Shares on the exercise date was less than the fair value on the vesting date, a portion of the related deferred tax benefit was not deductible on our tax return. We have had no previous exercises of stock-based awards, and therefore no excess tax deductions recorded in additional capital to offset this reduction in the deferred tax benefit. Accordingly, we recorded $0.7 million of additional income tax expense during the first quarter of 2008. Should future exercises of equity awards in the remainder of 2008 create excess tax deductions, such deductions may reduce income tax expense by up to the $0.7 million charge recognized in the first quarter.

Our Market. The wood flooring market serving homeowners depends on a number of complex economic and demographic factors that influence home-related discretionary spending, and these factors may vary locally, regionally and nationally. Many of the economic indicators associated with the wood flooring market and generally associated with consumer discretionary spending were weak in 2007 and the first quarter of 2008, and we do not anticipate significant improvement in the general wood flooring market at least through the third quarter of 2008. In addition, our market is highly fragmented and largely comprised of small independent retailers. We believe the number of retailers serving the homeowner-based segment of the wood flooring market declined in 2007 and in the first quarter of 2008, and our results benefited from a related increase in the availability of certain special liquidation deals and additional market share. We believe our results will continue to benefit from the market share gained through new store openings and from the greater availability of certain special liquidation deals.

Results of Operations

Net Sales

	For the three months ended March 31,
	2008	2007
	(dollars in thousands)
Net sales	$114,549	$92,022
Comparable net sales increase	7.0%	8.5%
Number of stores open at end of period	125	93
Number of stores opened in the period	9	2

Net sales increased $22.5 million over last year’s first quarter as a result of a $16.1 million increase in non-comparable store net sales and an increase of $6.5 million in comparable store net sales. We generally consider a store comparable on the first day of the thirteenth full calendar month after opening. Overall, net sales increased due principally to the following factors:

•

In the first quarter of 2008, our broader assortment of key product lines, particularly premium handscraped hardwoods, bamboo and laminate products offered under a number of our proprietary brands, continued to drive increased demand.

•

The availability of merchandise being sold through special liquidation deals increased significantly in the first quarter of 2008, and we selectively added merchandise offerings that presented a value opportunity for the customer while creating promotional opportunities for us to drive incremental consumer traffic, a portion of which was converted to demand for our proprietary brands.

•

As we broadened our assortment and committed to a more consistent in-stock position, sales of moldings and accessories increased 36% over last year’s first quarter results. These sales represented 10% of net sales in the first quarter of 2008 as compared to 9% in the first quarter of 2007.

•

Increases in comparable store net sales and non-comparable store net sales also resulted from the continued maturation of our store base, as net sales at stores open for less than 36 months (53% of our stores in operation as of March 31, 2008) increased more than net sales at our more mature stores.

Gross Profit and Gross Margin

	For the three months ended March 31,
	2008	2007
	(dollars in thousands)
Net Sales	$114,549	$92,022
Cost of Sales	74,427	61,451

Gross Profit	$40,122	$30,571
Gross Margin	35.0%	33.2%

In the first quarter of 2008, gross profit increased 31.2%, or $9.6 million, compared to the first quarter of 2008 and gross margin improved to 35.0% as compared to 33.2% for the same period in the prior year. Beginning in the second quarter of 2007 and into 2008, we introduced certain premium products, including handscraped solid and engineered hardwoods, higher quality laminates and an expanded bamboo assortment into our product mix. These premium products typically carry a higher than average retail price per unit and gross margin. Gross margin increased as we broadened our premium product selections, although this increase was partially offset by a decline in sales mix percentage of Bellawood, which also carries a higher than average gross margin. Gross margin also benefited from an increase in the sales of moldings and accessories which carry a higher than average gross margin.

Throughout the first quarter of 2008, we had increasing availability of special liquidation deals. As compared to the first quarter of 2007, these deals gave us access to higher quality products with larger unit counts and a lower average unit cost. We took advantage of a number of these deals in the latter portion of the first quarter of 2008, and we believe sales of the merchandise purchased through these special liquidations added approximately 35 basis points to our gross margin in the first quarter of 2008. In addition, we believe a certain portion of the incremental consumer traffic generated by promotion of these special liquidation deals had the effect of increasing sales of our proprietary products, particularly laminates, which contributed another approximately 15 to 30 basis points to the improvement in our gross margin.

In the first quarter of 2008, higher domestic and international transportation costs adversely impacted our gross margin in comparison to the first quarter of 2007, as per-mile ground charges increased primarily due to rising fuel costs. In addition, a number of key tariffs assessed on imported products, most notably bamboo late in the first quarter of 2007, were implemented or increased in 2007. These increases were partially offset by logistic initiatives to reduce the miles driven by trucks supplying merchandise inventories to our stores, which we initially implemented in the third and fourth quarters of 2007.

Operating Income

	For the three months ended March 31,
	2008	2007
	(in thousands)
Gross Profit	$40,122	$30,571
Selling, General and Administrative (or “SG&A”)	32,314	26,816

Operating Income	$7,808	$3,755

Operating income for the three months ended March 31, 2008 increased $4.1 million, or 107.9%, over the first quarter of 2007 as the $9.6 million increase in gross profit discussed above was partially offset by a $5.5 million increase in SG&A expenses. The increase in SG&A expense was principally due to the following factors:

•

Salaries, commissions and benefits increased $2.7 million, or 30.0%, compared to the same period last year. As a percentage of net sales, salaries, commissions and benefits increased to 10.2% for the three months ended March 31, 2008 from 9.7% for the three months ended March 31, 2007. In-store and regional store management salaries, commissions and benefits expense increased $1.7 million, primarily due to the 32 new stores opened during the twelve months ended March 31, 2008. In addition, salaries, commissions and benefits related to our executive and operational store support increased approximately $0.7 million as we completed our executive infrastructure investment in the first quarter of 2008. Also, in the first quarter of 2008, warehousing operations and certain bonus accruals increased by approximately $0.3 million compared to the first quarter of 2007.

•

Advertising expenses increased $0.8 million, or 7.6%, over last year’s first quarter to $11.3 million. Higher expenses related to internet search, television and direct mail campaigns were partially offset by decreases in radio marketing and certain print advertising. As a percentage of net sales, however, advertising expenses decreased to 9.9% for the first quarter of 2008 from 11.4% for the same period last year, primarily due to the timing of certain advertising programs and the leveraging of our national advertising across a larger store base.

•

Occupancy costs increased $0.9 million, or 32.6%, to $3.6 million in the first quarter of 2008 from $2.7 million in the first quarter of 2007 principally due to the 32 stores opened during the twelve-month period ended March 31, 2008. As a percentage of sales, occupancy costs were 3.2% in the first quarter of 2008 compared to 3.0% in the first quarter of 2007. The increase as a percentage of sales in 2008 is primarily a result of the timing of new store openings, as we opened 32 new locations in the twelve months ended March 31, 2008 as compared to 14 locations in the comparable prior year twelve-month period. In addition, we have enhanced the overall visibility of some of our newer locations and plan to enhance future locations in comparison to our typical historic store location, which will generally increase the occupancy costs per location.

•

Certain other expenses, including legal and professional fees, increased $1.1 million, and as a percentage of net sales, increased to 3.5% in the first quarter of 2008 from 3.2% in first quarter of 2007. This increase was primarily due to expenses related to operating as a public company and certain banking fees, including bankcard discounts, which increase commensurate with net sales. In addition, the first quarter of 2008 included legal and professional fees of $0.3 million related to the Variable Plan.

Provision for Income Taxes

	For the three months ended March 31,
	2008	2007
	(dollars in thousands)
Provision for income taxes	$3,709	$1,405
Effective tax rate	46.2%	38.6%

The effective income tax rate increased to 46.2% in the first quarter of 2008, primarily as a result of Kevin’s exercise of the Variable Right on February 1, 2008, pursuant to the terms of the Variable Plan. The Variable Right vested with the IPO in November 2007, and we calculated the number of Vested Shares that had become exercisable under the Variable Right, and recorded the related stock compensation expense and deferred tax benefit. The fair value of our common stock, and therefore the value of the Vested Shares, declined between the vesting date and the exercise date and a portion of the deferred tax benefit was not deductible on our tax return. As we have had no previous exercises of stock-based awards, and therefore no excess tax deductions recorded in additional capital to offset this reduction in the deferred tax benefit, we recorded a charge of $0.7 million as additional income tax expense.

Net Income

	For the three months ended March 31,
	2008	2007
	(dollars in thousands)
Net Income	$4,312	$2,231
As a percentage of net sales	3.8%	2.4%

Net income increased $2.1 million, or 93.3%, in the first quarter of 2008 from the first quarter of 2007, as the result of a $4.1 million increase in operating income and a $0.3 million increase in interest and other income, which was partially offset by a $2.3 million increase in the provision for income taxes.

Seasonality

Our net sales fluctuate slightly as a result of seasonal factors, and we adjust merchandise inventories in anticipation of those factors, causing fluctuations in our build of merchandise inventories. We experience slightly higher net sales in spring and fall, when more home remodeling and home building activities are taking place, and slightly lower net sales in holiday periods and during the hottest summer months. These seasonal fluctuations, however, are minimized to some extent by our national presence, as markets experience different seasonal characteristics.

Liquidity and Capital Resources

Our principal liquidity requirements relate to our need to satisfy our working capital and capital expenditure needs. Our principal sources of liquidity are $32.6 million of cash and cash equivalents at March 31, 2008, our cash flow from operations, and our $25 million of availability under a revolving credit facility. We expect to use this liquidity for general corporate purposes, including providing additional long-term capital to support the growth of our business (primarily through opening new stores) and maintaining our existing stores. In 2008, we intend to:

•	open between 30 and 40 new store locations;

•	continue remodeling existing store showrooms to enhance consistency in presentation;

•	upgrade our finishing line in Toano, Virginia;

•	increase efficiency and enhance our information technology systems, including security and disaster recovery; and

•	upgrade our customer service telephony intelligence.

Together with general capital requirements, we expect capital expenditures to total between $5 million and $7 million in 2008.

We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

Cash and Cash Equivalents

During the three months ended March 31, 2008, cash and cash equivalents decreased $0.6 million to $32.6 million. The decrease of cash and cash equivalents was due to the $1.1 million of net cash provided by operating activities, which was more than offset by the use of $1.6 million to purchase property and equipment.

During the three months ended March 31, 2007, cash and cash equivalents increased $1.2 million to $5.1 million primarily due to $3.3 million of net cash provided by operating activities, which was partially offset by $1.3 million used to repay long-term debt and $0.8 million of cash used to purchase property and equipment.

Cash Flows

Operating Activities. Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2008 compared to $3.3 million for the three months ended March 31, 2007. Net cash provided by operating activities decreased in the first quarter of 2008 as more profitable operations were more than offset by the seasonal build in merchandise inventories. The merchandise inventory build was greater in the first quarter of 2008 as compared to the first quarter of 2007 primarily due to the opening of 32 new store locations since March 31, 2007, including nine openings in the first quarter of 2008, and merchandise purchases through special liquidation deals in the first quarter of 2008. A greater portion of the merchandise inventories build in the first quarter of 2008, including a significant portion of the inbound in-transit increase, was financed through accounts payable to vendors in comparison to the first quarter of 2007.

Investing Activities. Net cash used in investing activities was $1.6 million for the three months ended March 31, 2008 compared to $0.8 million for the three months ended March 31, 2007. Net cash used in investing activities during the first quarter of 2008 related to capital purchases of store fixtures and leasehold improvements for the nine new stores, upgrades to our website, leasehold improvements and office equipment in our corporate offices, and routine capital purchases of computer hardware and software. Net cash used in investing activities during 2007 primarily related to capital purchases of store fixtures and leasehold improvements for the two new stores opened in that period and routine capital purchases of computer hardware and software.

Financing Activities. Net cash used in financing activities was $0.1 million for the three months ended March 31, 2008 compared to $1.3 million for the three months ended March 31, 2007. Net cash used in financing activities in the first quarter of 2008 was attributable to principal payments on our outstanding capital lease obligations and purchases of Common Stock from certain regional managers to cover tax withholdings for vested shares of Common Stock transferred from the Founder in accordance with the 2006 Regional Plan. Net cash used in financing activities in the first quarter of 2007 was primarily attributable to principal payments on our then outstanding debt facility and capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or other financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our critical accounting policies and estimates since our last annual report on Form 10-K for the year ended December 31, 2007.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (or “SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 did not have a material impact on our financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. We are currently evaluating the impact of this pronouncement on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (or “SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Adoption of SFAS 159 did not have an impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operation. In addition, any future borrowings under our revolving credit agreement would be exposed to interest rate risk due to the variable rate of the facility.

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

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

On December 7, 2007, Kevin filed a demand for arbitration naming the Founder and us as respondents. In his demand, Kevin “seeks to recover the full number of shares due him under” the Variable Plan agreement. In accordance with the terms of the Variable Plan, we determined and certified that the Vested Shares were exercisable under the Variable Plan. Pursuant to the terms of the Variable Plan, the Founder had previously placed 1,500,000 shares of Common Stock in escrow for purposes of satisfying his obligations thereunder, which we generally guarantee. Kevin is disputing the share count calculation.

On or about March 12, 2008, Kevin filed a complaint with the Fair Labor Division of the Office of the Attorney General of Massachusetts (the “Division”) alleging that the Founder and the Company have unlawfully withheld wages from him by not releasing to him a specified portion of the escrowed shares of Common Stock. We are not a party to the escrow arrangement between the Founder and Kevin. Kevin sought a prompt release of those shares, together with certain additional damages that could potentially be subject to trebling under relevant law. By letter dated March 20, 2008, the Division, without making judgment on the merits of the complaint, declined to take further action on the matter but authorized Kevin to pursue his claim through a civil lawsuit. At this time, it is not possible to determine the ultimate resolution of, or reasonably estimate any potential liability from, this matter, and no provision for losses has been provided in connection with this complaint. We intend to defend any claim asserted by Kevin against us vigorously.

We are from time to time subject to claims and disputes arising in the normal course of business. In the opinion of management, while the outcome of any such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. Except for the risk factor provided below, there have been no material changes to those risk factors since we filed our fiscal 2007 annual report on Form 10-K. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Future sales of our common stock, or the perception that such sales may occur, could cause our stock price to fall.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could harm the market price of our common stock and could materially impair our ability to raise capital in the future through offerings of our common stock.

We, our executive officers, directors and certain funds managed by TA Associates, Inc. agreed, subject to certain exceptions, to lock-up provisions that restrict the disposal or hedging of any common stock or securities convertible into or exchangeable for shares of common stock except, in our case, for the issuance of common stock upon exercise of options outstanding under existing option plans. As a result of the timing of the release of our earning results for the first quarter of 2008, pursuant to the terms of those agreements, the lock-up provisions will be extended and will remain in effect until May 18, 2008. Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated may, in their sole discretion, release any of these shares from these restrictions at any time without notice. As of May 18, 2008, all of our shares of common stock outstanding may be sold in the public market by existing stockholders, subject to applicable volume and other limitations imposed under federal securities laws.

By letter dated February 20, 2008, Kevin provided notice to us that he considered the lock-up agreement that he signed to be null and void. He has asserted that because his lock-up agreement is not identical to the lock-up agreement signed by the Founder, which he has alleged was required by the Variable Plan agreement, he is not bound by its terms. To date, however, none of the shares put into escrow by the Founder in connection with the Variable Plan have been transferred to Kevin.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed in the exhibit index following the signature page are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMBER LIQUIDATORS, INC. (Registrant)

Date: April 29, 2008	By:	/s/ Daniel E. Terrell
Daniel E. Terrell
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.01	Form of Option Award Agreement, with Schedule of Optionees and Options Awarded#

10.02	Amended and Restated Annual Bonus Plan for Executive Officers, dated March 28, 2008 (incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K, filed on April 3, 2008)#

31.01	Certification of Principal Executive Officer of Lumber Liquidators, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002

#	Indicates a management contract or compensation plan, contract or agreement.