Form 10-Q
period 2008-06-30
Lumber Liquidators, Inc.
filed 2008-08-06
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number: 001-33767

LUMBER LIQUIDATORS, INC.

(Exact name of registrant as specified in its charter)

Delaware	043229199
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3000 John Deere Road Toano, Virginia	23168
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 4, 2008, there were 26,780,919 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS, INC.

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2008

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2008	December 31, 2007
Assets	(unaudited)
Current Assets:
Cash and Cash Equivalents	$22,325	$33,168
Merchandise Inventories	99,964	72,024
Prepaid Expenses	3,379	4,011
Other Current Assets	4,657	3,862

Total Current Assets	130,325	113,065
Property and Equipment, net	13,359	11,580
Deferred Income Taxes	1,889	1,220
Other Assets	2,552	2,559

Total Assets	$148,125	$128,424

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$19,558	$15,654
Customer Deposits and Store Credits	12,433	9,609
Other Current Liabilities	12,250	10,973

Total Current Liabilities	44,241	36,236

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 26,780,919 and 26,752,118 issued and outstanding, respectively)	27	27
Additional Capital	89,061	87,553
Retained Earnings	14,796	4,608

Total Stockholders’ Equity	103,884	92,188

Total Liabilities and Stockholders’ Equity	$148,125	$128,424

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net Sales	$128,037	$105,725	$242,586	$197,747
Cost of Sales	83,782	71,350	158,209	132,801

Gross Profit	44,255	34,375	84,377	64,946

Selling, General and Administrative Expenses	34,934	30,415	67,248	57,231

Operating Income	9,321	3,960	17,129	7,715

Interest Expense	1	182	26	356
Other (Income) Expense	(160)	(45)	(398)	(100)

Income Before Income Taxes	9,480	3,823	17,501	7,459

Provision for Income Taxes	3,604	1,478	7,313	2,883

Net Income	$5,876	$2,345	$10,188	$4,576

Net Income per Common Share—Basic	$0.22	$0.16	$0.38	$0.31

Net Income per Common Share—Diluted	$0.22	$0.10	$0.38	$0.20

Weighted Average Common Shares Outstanding:
Basic	26,760,119	15,000,100	26,751,686	15,000,100
Diluted	27,261,011	23,103,493	27,031,200	23,027,806

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$10,188	$4,576
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,190	1,671
Stock-Based Compensation Expense	1,416	3,910
Deferred Income Taxes	(644)	(1,588)
Accretion of Redeemable Preferred Stock	—	26
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(27,940)	(26,113)
Accounts Payable	3,904	10,587
Customer Deposits and Store Credits	2,824	2,388
Prepaid Expenses and Other Current Assets	(188)	(670)
Other Assets and Liabilities	1,324	3,852

Net Cash Used in Operating Activities	(6,926)	(1,361)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(3,966)	(1,982)

Net Cash Used in Investing Activities	(3,966)	(1,982)

Cash Flows from Financing Activities:
Proceeds from Exercise of Stock Options	143	—
Excess Tax Benefits on Stock Option Exercises	33	—
Payments of Long-Term Debt and Capital Lease Obligations	(76)	(1,179)
Common Stock Purchased Pursuant to 2006 Regional Manager Plan	(51)	—
Proceeds from Revolving Line	—	6,110

Net Cash Provided by Financing Activities	49	4,931

Net (Decrease) Increase in Cash and Cash Equivalents	(10,843)	1,588
Cash and Cash Equivalents, Beginning of Period	33,168	3,965

Cash and Cash Equivalents, End of Period	$22,325	$5,553

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (or “SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Lumber Liquidators, Inc. annual report filed on Form 10-K for the year ended December 31, 2007.

The condensed consolidated financial statements of Lumber Liquidators, Inc. (or the “Company”) include the accounts of its wholly owned subsidiary, Lumber Liquidators Leasing, LLC. All significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Nature and Organization of Business

Lumber Liquidators, Inc. is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods, and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay and adhesives. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 135 store locations in primary or secondary metropolitan areas in 43 states. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both the Company’s call center in Toano, Virginia, and website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products in Toano, Virginia, which along with the call center, corporate offices, and finishing and distribution facility represent the “Corporate Headquarters.”

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

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (or “FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company is currently evaluating the impact of this pronouncement on its financial statements.

NOTE 2.	STOCK- BASED COMPENSATION

Stock-based compensation expenses included in Selling, General and Administrative Expenses (or “SG&A”) consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock Options and Restricted Stock Awards	$770	$434	$1,352	$858
Regional Manager Plan	32	—	64	—
Variable Plan	—	2,649	—	3,052

Total	$802	$3,083	$1,416	$3,910

Stock Options

The following table summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2007	1,966,847	$7.95

Granted	276,010	$10.45
Exercised	(18,500)	$7.72
Forfeited	—

Balance at June 30, 2008	2,224,357	$8.27	8.4	$10,541

Exercisable at June 30, 2008	702,872	$7.69	8.1	$3,730

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s Common Stock on June 30, 2008.

As of June 30, 2008, total unrecognized compensation cost related to unvested options is approximately $4,268, net of estimated forfeitures, and is estimated to be recognized over a weighted average period of approximately 2.2 years.

Stock options outstanding and exercisable as of June 30, 2008 are summarized below:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$ 6.50	20,000	$6.50	9.6	—	$—
$ 7.53 – $7.83	1,778,347	7.69	8.2	690,372	7.65
$10.26 – $16.55	426,010	10.77	9.5	12,500	10.26

Balance, June 30, 2008	2,224,357	$8.27	8.4	702,872	$7.69

Restricted Stock Awards

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2007	81,300	$8.95
Granted	83,986	14.02
Vested	(15,717)	16.55
Forfeited	(6,590)	9.11

Nonvested, June 30, 2008	142,979	$11.09

As of June 30, 2008, total unrecognized compensation cost related to unvested restricted stock awards is approximately $652, net of estimated forfeitures, which should be recognized over a weighted average period of approximately 2.9 years.

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

Prior to the IPO in November 2007, the Company did not record stock-based compensation expense related to the 2006 Regional Plan because without a trigger event, the stock units would have expired without value. The IPO was a trigger event. Through March 2008, 34,000 shares of Common Stock had been transferred from the Founder to certain regional managers, representing the vested portion of the grant. Pursuant to the provisions of the 2006 Regional Plan and through election by certain regional managers, the Company purchased 5,416 shares of Common Stock at the fair market value on the vest dates for a total of $51, to cover applicable federal and state withholding taxes.

As of June 30, 2008, total unrecognized compensation cost related to the 2006 Regional Plan is approximately $322, which should be recognized over a weighted average period of approximately 2.5 years.

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

NOTE 3.	INCOME TAXES

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Current
Federal	$2,956	$2,148	$6,559	$3,750
State	645	413	1,398	721

Total Current	3,601	2,561	7,957	4,471

Deferred
Federal	3	(918)	(533)	(1,341)
State	—	(165)	(111)	(247)

Total Deferred	3	(1,083)	(644)	(1,588)

Total Provision for Income Taxes	$3,604	$1,478	$7,313	$2,883

The reconciliation of significant differences between income tax expense applying the federal statutory rate and the provision for income taxes at the effective rate are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Income Tax Expense at Federal Statutory Rate	$3,318	35.0%	$1,338	35.0%	$6,125	35.0%	$2,611	35.0%
Increases (Decreases):
State Income Taxes, Net of Federal Income Tax Benefit	411	4.3%	156	4.1%	752	4.3%	303	4.1%
Reduction of Deferred Tax Benefit Associated with the Variable Plan	—	0.0%	—	0.0%	678	3.9%	—	0.0%
Excess Tax Benefit on Stock Option Exercises	(33)	(0.3%)	—	0.0%	(33)	(0.2%)	—	0.0%
Other	(92)	(1.0%)	(16)	(0.4%)	(209)	(1.2%)	(31)	(0.4%)

Total	$3,604	38.0%	$1,478	38.7%	$7,313	41.8%	$2,883	38.7%

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

During the three months ended June 30, 2008, stock option exercises resulted in an excess tax benefit that reduced income tax expense.

Tax years that remain open for examination by federal taxing authorities include 2006 and 2007.

NOTE 4.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$5,876	$2,345	$10,188	$4,576

Weighted Average Common Shares Outstanding—Basic	26,760,119	15,000,100	26,751,686	15,000,100
Effect of Dilutive Securities:
Common Stock Equivalents	500,892	151,375	279,514	75,688
Redeemable Preferred Stock	—	7,952,018	—	7,952,018

Weighted Average Common Shares Outstanding—Diluted	27,261,011	23,103,493	27,031,200	23,027,806

Net Income per Common Share—Basic	$0.22	$0.16	$0.38	$0.31

Net Income per Common Share—Diluted	$0.22	$0.10	$0.38	$0.20

For the three and six months ended June 30, 2008, 421,010 stock options and 32,063 restricted stock awards were not included in the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be antidilutive. For the three and six months ended June 30, 2007, 50,000 stock options were not included in the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be antidilutive.

NOTE 5.	RELATED PARTY TRANSACTIONS

As of June 30, 2008, the Company leases the Corporate Headquarters and 23 of its store locations from ANO LLC, a company that is wholly owned by the Founder. The Company leases one store location each from Wood on Wood Road, Inc. and BMT Holdings, LLC. Wood on Wood Road, Inc. is wholly owned by the Founder, and he has a 50% membership interest in BMT Holdings, LLC. Rental expense related to these companies for the three and six months ended June 30, 2008 was $596 and $1,193, respectively. Rental expense related to these companies for the three and six months ended June 30, 2007 was $615 and $1,205, respectively.

NOTE 6.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In July 2006, the Company entered into a purchase agreement with a vendor where the Company would purchase a total of approximately 27 million square feet of the vendor’s assorted products over a four-year period, with the unit prices set at the time a purchase order is created/accepted. Issues have arisen with regard to the quality of the products provided by the vendor, the vendor’s requests for changes in prices for the products and the vendor’s failure to honor purchase orders that it had accepted. The Company is not currently receiving product under the agreement and intends to seek payment for the Company’s cover costs relating to purchase orders that were not delivered as well as product that has been delivered that did not meet the applicable specification. The products ordered from the vendor that are not being delivered or that did not meet the specifications have been purchased from other suppliers and the cover costs are expected to be immaterial.

Legal Proceedings

On December 7, 2007, Kevin filed a demand for arbitration seeking to recover the number of shares to which he alleges he is entitled under the Variable Plan and naming the Founder and the Company as respondents. In accordance with the terms of the Variable Plan, the Company determined and certified that the Vested Shares were exercisable under the Variable Plan. Pursuant to the terms of the Variable Plan, the Founder had previously placed 1,500,000 shares of Common Stock in escrow for purposes of satisfying his obligations thereunder, which the Company generally guarantees.

On or about May 29, 2008, Kevin filed an Amended Statement of Claim in the arbitration where he maintains that he is entitled to “at least 1,320,758 shares of Company stock.” He asserts claims against the Founder and the Company for breach of contract, fraud and a violation of the Massachusetts Weekly Wage Act (the “Wage Act”). He seeks transfer of the number of shares owed to him under the applicable agreements as well as treble damages, attorney’s fees and costs under the Wage Act. The arbitration is currently schedule for September 2008.

On May 9, 2008, Kevin filed a complaint in the Superior Court of Suffolk County, Massachusetts against the Founder, the Company, Jeffrey W. Griffiths, the Company’s President and Chief Executive Officer, and Daniel E. Terrell, the

Company’s Chief Financial Officer (collectively, the “Named Parties”). In the complaint, Kevin alleged that the Named Parties violated the Wage Act by withholding wages from him by not providing shares of the Company’s common stock in accordance with the Variable Plan. After the Named Parties filed responsive pleadings, Kevin voluntarily dismissed the case without prejudice.

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

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States, based on industry sources and our experience. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. As of June 30, 2008, we sold our products through 135 Lumber Liquidators stores in 43 states, a call center, website and catalog.

2008 Highlights

Net Sales. Net sales for the second quarter of 2008 increased 21.1% over the second quarter of 2007, due to a 2.7% increase in comparable store net sales, and net sales from 32 new store locations that were opened after June 30, 2007, including 19 locations opened in 2008. Net sales for the six months ended June 30, 2008 increased 22.7% over the six months ended June 30, 2007, due to a 4.7% increase in comparable store net sales, and net sales from the new store locations. Generally strong consumer demand for our expanded product assortment continued to drive increases in sales volume (primarily measured in square footage), up approximately 23.3% for both the three and six months ended June 30, 2008 over the same periods in the prior year, offset by slight decreases in the average retail price per unit sold for both the three and six month periods, resulting from changes in our sales mix.

Growth in Our Store Base. New store locations continue to drive our net sales growth. In the first six months of 2008, we have opened 19 new stores, including 13 locations in new markets. We now expect to open 14 to 19 additional new store locations in the second half of 2008, with an approximately equal mix of new and existing markets.

We have opened 69 of our 135 store locations since June 30, 2005, and our recent store opening activity is as follows:

	2008	2007
Number of stores at January 1	116	91
New stores opened during the quarter	9	2

Number of stores at March 31	125	93
New stores opened during the quarter	10	10

Number of stores at June 30	135	103

Gross Margin. Gross margin was 34.6% and 34.8%, for the three and six months ended June 30, 2008, respectively, up from 32.5% and 32.8% for the comparable prior year periods. This improvement is primarily due to a shift in the mix of products sold and our effective execution of initiatives in store operations, merchandising and logistics to enhance retail pricing discipline and control overall increases in the average cost per unit sold. In addition, 2008 gross margin benefited from the sale of merchandise purchased in special liquidation deals. This merchandise was generally of higher quality, larger in unit count, and available at a lower average unit cost than in the prior year. These benefits were partially offset by rising fuels costs and international product costs pressured by a weaker dollar.

Merchandise Inventories. Merchandise inventories at June 30, 2008 increased 38.8% from December 31, 2007 and 28.5% from June 30, 2007, primarily due to an increase in our “available for sale” merchandise related to the growth in our store base, and an increase in the inventory of special liquidation deals. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received the products at either our central distribution center in Toano, Virginia or at an individual store location. Merchandise inventories were as follows:

	As of June 30, 2008	As of December 31, 2007	As of June 30, 2007
	(in thousands)
Inventory – Available for Sale	$85,325	$60,273	$65,143
Inventory – Inbound In-Transit	14,639	11,751	12,728

Total Merchandise Inventories	$99,964	$72,024	$77,871

Effective Income Tax Rate. The effective income tax rate for the three and six months ended June 30, 2008 was 38.0% and 41.8%, respectively. The effective income tax rate was 38.7% for the three and six months ended June 30, 2007. The increase in the effective rate for the six months ended June 30, 2008 is primarily a result of Kevin’s exercise of the Variable Right on February 1, 2008 pursuant to the terms of the Variable Plan. The fair value of the Vested Shares on the exercise date was less than the fair value on the vesting date, and as a result, a portion of the related deferred tax benefit was not deductible on our tax return. We had no previous exercises of stock-based awards, and therefore no excess tax deductions recorded in additional capital to offset this reduction in the deferred tax benefit. Accordingly, we recorded $0.7 million of additional income tax expense during the first quarter of 2008. In the second quarter of 2008, excess tax benefits on stock option exercises slightly reduced income tax expense, and any additional exercises of equity awards in the remainder of 2008 may further reduce income tax expense, up to a total of the $0.7 million charge recognized in the first quarter.

Our Market. The wood flooring market serving homeowners depends on a number of complex economic and demographic factors that influence home-related discretionary spending, and these factors may vary locally, regionally and nationally. Many of the economic indicators associated with the wood flooring market and generally associated with consumer discretionary spending were weak in 2007 and weakened further in the first half of 2008. Currently, we do not anticipate significant improvement in the general wood flooring market at least through the fourth quarter of 2008. In addition, our market is highly fragmented and largely comprised of small independent retailers. We believe the number of retailers serving the homeowner-based segment of the wood flooring market declined in 2007 and in the first half of 2008, and our results benefited from a related increase in the availability of certain special liquidation deals and additional market share. We believe our results will continue to benefit from the market share gained through new store openings and from the greater availability of certain special liquidation deals.

Results of Operations

Net Sales

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net sales	$128,037	$105,725	$242,586	$197,747
Comparable net sales increase	2.7%	9.0%	4.7%	8.8%
Number of stores open at end of period	135	103	135	103
Number of stores opened in the period	10	10	19	12

Net sales for the second quarter of 2008 increased $22.3 million over the second quarter of 2007 due to a $2.8 million increase in comparable store net sales and an increase of $19.5 million in non-comparable store net sales. We generally consider a store comparable on the first day of the thirteenth full calendar month after opening. Net sales for the six months ended June 30, 2008 increased $44.8 million over the same prior year period due to a $9.3 million increase in comparable store net sales and an increase of $35.5 million in non-comparable store net sales. Overall, net sales increased due principally to the following factors:

•

In the first six months of 2008, our broader assortment of key product lines, particularly premium handscraped hardwoods, bamboo and laminate products offered under a number of our proprietary brands, continued to drive increased demand.

•

The availability of merchandise being sold through special liquidation deals increased significantly in the first six months of 2008, and we selectively added merchandise offerings that presented a value opportunity for the customer while creating promotional opportunities for us to drive incremental consumer traffic, a portion of which was converted to demand for our proprietary brands.

•

We broadened our assortment and committed to a more consistent in-stock position of moldings and accessories, sales of which increased 37.2% and 36.8% for the three and six months ended June 30, 2008, respectively, over the comparable prior year periods. Moldings and accessories represented 10.6% and 10.5% of net sales for the three and six months ended June 30, 2008, respectively, as compared to 9.3% and 9.4% of net sales for the three and six months ended June 30, 2007, respectively.

•

Increases in comparable store net sales and non-comparable store net sales also resulted from the continued maturation of our store base, as net sales at stores open for less than 36 months (52% of our stores in operation as of June 30, 2008) increased more than net sales at our more mature stores.

Gross Profit and Gross Margin

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net Sales	$128,037	$105,725	$242,586	$197,747
Cost of Sales	83,782	71,350	158,209	132,801

Gross Profit	$44,255	$34,375	$84,377	$64,946
Gross Margin	34.6%	32.5%	34.8%	32.8%

Gross profit increased $9.9 million and $19.4 million, or 28.7% and 29.9%, for the three and six months ended June 30, 2008, respectively, from the comparable prior year periods. Gross margin improved 210 and 200 basis points in comparing the three and six months ended June 30, 2008, respectively, to those ended June 30, 2007, primarily due to the following:

•

We introduced certain premium products, including handscraped solid and engineered hardwoods, higher quality laminates and an expanded bamboo assortment into our product mix beginning late in the second quarter of 2007. We broadened those offerings and increased inventory levels throughout the second half of 2007 and into 2008. These premium products typically carry a higher than average retail price per unit and gross margin and these products have gained significant sales strength in comparing the three and six months ended June 30, 2008 to the same periods in the prior year.

•

We had increasing availability of special liquidation deals throughout the first half of 2008, and compared to the first half of 2007, these deals gave us access to higher quality liquidation products with larger unit counts and a lower average unit cost. We believe sales of the merchandise purchased through these special liquidations added approximately 10 and 25 basis points to our gross margin for the three and six months ended June 30, 2008, respectively. In addition, we believe a certain portion of the incremental consumer traffic generated by promotion of these special liquidation deals had the effect of increasing sales of our proprietary products, particularly laminates, in the first quarter of 2008. Though negligible in the second quarter of 2008, we believe this promotional impact contributed up to 15 basis points to the improvement in our gross margin for the six months ended June 30, 2008.

•

A tariff on certain bamboo products was reduced in the second quarter of 2008. The tariff was originally implemented in the second quarter of 2007, and the reduction is being rebated retroactively on an individual entry basis. Gross margin for the three and six months ended June 30, 2008 benefited by approximately 40 and 15 basis points, respectively.

•

Each April, we conduct our broadest chain-wide “sale,” historically featuring liquidation deals and “odd-lots.” During the three-day 2007 event, certain Bellawood products were also offered at a discount for this sale event for the first time. At the 2008 event, a reduced number of Bellawood products were offered at a discount, contributing to a higher gross margin for the six months ended June 30, 2008.

•	We have broadened our selection and strengthened our in-stock position in moldings and accessories, which carry a higher than average gross margin.

•

Increases in domestic and international transportation costs adversely impacted gross margins in the first half of 2008 in comparison to the first half of 2007, as per-mile ground charges increased primarily due to rising fuel costs. These increases were partially offset by logistic initiatives to reduce the miles driven by trucks supplying merchandise inventories to our stores, which we initially implemented in the third and fourth quarters of 2007.

Operating Income

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Gross Profit	$44,255	$34,375	$84,377	$64,946
Selling, General and Administrative (or “SG&A”)	34,934	30,415	67,248	57,231

Operating Income	$9,321	$3,960	$17,129	$7,715

Operating income for the three months ended June 30, 2008 increased $5.4 million, or 135.4%, over the second quarter of 2007 as the $9.9 million increase in gross profit discussed above was partially offset by a $4.5 million increase in SG&A expenses. Operating income for the six months ended June 30, 2008 increased $9.4 million, or 122.0%, over the same period in 2007 as the $19.4 million increase in gross profit was partially offset by a $10.0 million increase in SG&A expenses. These increases in SG&A expenses were principally due to the following factors:

•

Salaries, commissions and benefits increased $2.6 million and $5.3 million for the three and six months ended June 30, 2008, respectively, from the comparable prior year periods. These increases were primarily due to the growth in our store base and related warehouse operations, but also includes salaries, commissions and benefits related to our executive and operational infrastructure investment, which we completed in the first quarter of 2008. As a percentage of net sales, salaries, commissions and benefits were 9.8% and 10.0% for the three and six months ended June 30, 2008, respectively, and 9.5% and 9.6% for the three and six months ended June 30, 2007, respectively. These increases as a percentage of net sales were primarily the result of increases in certain bonus accruals and employee benefit costs.

•

Stock-based compensation expense decreased $2.3 million and $2.5 million for the three and six months ended June 30, 2008, respectively, from the comparable prior year periods, primarily due to the Variable Plan. Stock-based compensation expense calculated under the Variable Plan was $2.6 million and $3.1 million in the three and six months ended June 30, 2007, respectively, and no stock-based compensation expense related to the Variable Plan has been recognized in 2008. Stock-based compensation expense, other than the Variable Plan, totaled $0.8 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively, and $1.4 million and $0.9 million for the six months then ended.

•

Advertising expenses increased $1.6 million to $12.5 million, or 9.8% of net sales, for the three months ended June 30, 2008, from $10.9 million, or 10.4% of net sales for the comparable prior year period. For the six months ended June 30, 2008, advertising expenses increased $2.4 million to $23.9 million, or 9.8% of net sales, down from 10.9% of net sales for the six months ended June 30, 2007. In comparing the first three and six months of 2008 to 2007, higher expenses related to internet search, direct mail campaigns and television were partially offset by decreases in radio marketing and certain print advertising. Advertising expenses as a percentage of net sales benefited from the timing of certain programs and the leverage of national campaigns across a larger store base.

•

Occupancy costs increased $0.7 million to $3.7 million, or 2.9% of net sales, in the three months ended June 30, 2008, from $3.0 million, or 2.8% of net sales, in the second quarter of 2007. For the six months ended June 30, 2008, occupancy costs increased $1.6 million to $7.3 million, or 3.0% of net sales, from $5.7 million, or 2.9% of net sales, for the first six months of 2007. These increases were principally due to the acceleration in our store base growth, and our enhancing the overall visibility of our newer locations, generally resulting in an increase in the per-location occupancy costs relative to the typical historic store.

•

Certain other expenses, including legal and professional fees, increased $1.7 million and $2.8 million for the three and six months ended June 30, 2008, respectively, from the comparable prior year periods. As a percentage of net sales, these other expenses were 3.3% and 3.4% in the three and six months ended June 30, 2008, respectively, and 2.4% and 2.8% for the three and six months ended June 30, 2007. These increases were primarily due to expenses related to operating as a public company, certain banking fees, including bankcard discounts, and certain insurance costs. Moreover, legal and professional fees related to the Variable Plan included approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2008, respectively.

Provision for Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Provision for income taxes	$3,604	$1,478	$7,313	$2,883
Effective tax rate	38.0%	38.7%	41.8%	38.7%

The effective income tax rate decreased to 38.0% in the second quarter of 2008 from 38.7% in the second quarter of 2007 primarily due to an increase in tax-exempt interest income and excess tax benefits on stock option exercises, partially offset by an increase in state income taxes. The effective income tax rate of 41.8% for the six months ended June 30, 2008 included a first quarter charge of $0.7 million for nondeductible deferred taxes related to the Variable Plan, and an increase in state income taxes, partially offset by increases in tax-exempt interest income and excess tax benefits on stock option exercises.

Net Income

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net Income	$5,876	$2,345	$10,188	$4,576
As a percentage of net sales	4.6%	2.2%	4.2%	2.3%

Net income increased 150.5% and 122.6% for the three and six months ended June 30, 2008, respectively, in comparison to the three and six months ended June 30, 2007.

Seasonality

Our net sales vary slightly as a result of seasonal factors, and we adjust merchandise inventories in anticipation of those factors, causing fluctuations in our build of merchandise inventories. We experience slightly higher net sales in spring and fall, when more home remodeling and home building activities are taking place, and slightly lower net sales in holiday periods and during the hottest summer months. These seasonal fluctuations, however, are minimized to some extent by our national presence, as different markets experience different seasonal characteristics.

Liquidity and Capital Resources

Our principal liquidity requirements relate to our need to satisfy our working capital and capital expenditure needs. Our principal sources of liquidity are $22.3 million of cash and cash equivalents at June 30, 2008, our cash flow from operations, and our $25 million of availability under a revolving credit facility. We expect to use this liquidity for general corporate purposes, including providing additional long-term capital to support the growth of our business (primarily through opening new stores) and maintaining our existing stores. In 2008, we intend to:

•	open between 33 and 38 new store locations;

•	continue remodeling existing store showrooms to enhance consistency in presentation;

•	upgrade our finishing line in Toano, Virginia;

•	increase efficiency and enhance our information technology systems, including security and disaster recovery; and

•	upgrade our customer service telephony intelligence.

Together with general capital requirements, we expect capital expenditures to total between $6 million and $7 million in 2008.

We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

Cash and Cash Equivalents

During the first six months of 2008, cash and cash equivalents decreased $10.8 million to $22.3 million. The decrease of cash and cash equivalents was primarily due to the $6.9 million of net cash used in operating activities and $4.0 million used to purchase property and equipment.

During the first six months of 2007, cash and cash equivalents increased $1.6 million to $5.6 million primarily due to $4.9 million of net cash provided by financing activities, which was partially offset by $2.0 million used to purchase property and equipment and $1.4 million of net cash used in operating activities.

Cash Flows

Operating Activities. Net cash used in operating activities was $6.9 million for the six months ended June 30, 2008 and $1.4 million for the six months ended June 30, 2007. Operating activities used more net cash in 2008 primarily due to the timing and purchase terms of the inventory build, partially offset by more profitable operations. In 2008, a greater portion of the inventory build was earlier in the period than the prior year and had proportionately shorter vendor terms (including special liquidation deals generally due when received).

Investing Activities. Net cash used in investing activities was $4.0 million for the six months ended June 30, 2008 and $2.0 million for the six months ended June 30, 2007. Net cash used in investing activities during the first six months of 2008 included capital purchases of store fixtures, equipment and leasehold improvements for the 19 new stores opened in 2008, $1.0 million in leasehold improvements and certain equipment, including customer service telephony at the Corporate Headquarters, $0.6 million of upgrades to our website, and routine capital purchases of fixtures, computer hardware and software. Net cash used in investing activities during 2007 primarily related to capital purchases of new store fixtures, equipment and leasehold improvements for 12 new stores opened in 2007, and routine capital purchases of computer hardware and software.

Financing Activities. Net cash provided by financing activities was less than $0.1 million for the six months ended June 30, 2008 compared to $4.9 million for the six months ended June 30, 2007. Net cash provided by financing activities in the first six months of 2008 was primarily due to the exercise of stock options, partially offset by principal payments on our outstanding capital lease obligations and purchases of Common Stock from certain regional managers to cover tax withholdings for vested shares of Common Stock transferred from the Founder in accordance with the 2006 Regional Plan. Net cash provided by financing activities in the first six months of 2007 was attributable to borrowings, partially offset by principal payments, under the then outstanding debt facility, and principal payments on capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or other financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Except for the policy outlined below, we have had no significant changes in our critical accounting policies and estimates since our last annual report on Form 10-K for the year ended December 31, 2007.

Insurance Liability

We maintain various insurance policies for workers’ compensation, employee health, general liability and property damage. Pursuant to our Preferred Provider Organization (or “PPO”) and Heath Maintenance Organization (or “HMO”) health insurance plans, effective June 1, 2008, we are responsible for losses up to certain limits and required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from the estimates, the financial results could be impacted.

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

On December 7, 2007, Kevin filed a demand for arbitration seeking to recover the number of shares to which he alleges he is entitled under the Variable Plan and naming the Founder and the Company as respondents. In accordance with the terms of the Variable Plan, the Company determined and certified that the Vested Shares were exercisable under the Variable Plan. Pursuant to the terms of the Variable Plan, the Founder had previously placed 1,500,000 shares of Common Stock in escrow for purposes of satisfying his obligations thereunder, which the Company generally guarantees.

On or about May 29, 2008, Kevin filed an Amended Statement of Claim in the arbitration where he maintains that he is entitled to “at least 1,320,758 shares of Company stock.” He asserts claims against the Founder and the Company for breach of contract, fraud and a violation of the Massachusetts Weekly Wage Act (the “Wage Act”). He seeks transfer of the number of shares owed to him under the applicable agreements as well as treble damages, attorney’s fees and costs under the Wage Act. The arbitration is currently schedule for September 2008.

On May 9, 2008, Kevin filed a complaint in the Superior Court of Suffolk County, Massachusetts against the Founder, the Company, Jeffrey W. Griffiths, the Company’s President and Chief Executive Officer, and Daniel E. Terrell, the Company’s Chief Financial Officer (collectively, the “Named Parties”). In the complaint, Kevin alleged that the Named Parties violated the Wage Act by withholding wages from him by not providing shares of the Company’s common stock in accordance with the Variable Plan. After the Named Parties filed responsive pleadings, Kevin voluntarily dismissed the case without prejudice.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2007 and the quarterly report on Form 10-Q for the quarter ended March 31, 2008, which could materially affect our business, financial condition or future results. Except for the risk factor provided below, there have been no material changes to the risk factors included in our annual report and quarterly filings. The risks described in our annual report on Form 10-K and quarterly reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our insurance coverage and self-insurance reserves may not cover future claims.

We maintain various insurance policies for employee health, workers’ compensation, general liability and property damage. Effective June 1, 2008, we entered into certain new insurance policies with modified coverage. Prior to entering into the new policies, we were covered by fixed cost policies for health insurance. We are now self-insured on our PPO and HMO health insurance plans and are now responsible for losses up to a certain limit for these respective plans. We continue to be responsible for losses up to a certain limit for general liability and property damage insurance.

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Our history of claims experience is short and our significant growth rate could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Unanticipated changes may produce materially different amounts of expense than that reported under these programs, which could adversely impact our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on May 15, 2008. At the Annual Meeting, our stockholders voted on the election of two Class I Directors for a three year term to hold office until the 2011 Annual Meeting of Stockholders, and on the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. Following are the results of the matters voted on at the Annual Meeting:

(1) In the election of directors, each nominee was elected by a vote of the stockholders as follows:

Director	FOR	WITHHELD
Jeffrey W. Griffiths	24,028,653	616,182
Martin F. Roper	24,028,453	616,382

(2) The proposal to approve the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by stockholders as follows:

FOR	AGAINST	ABSTAIN
24,633,314	10,909	612

No other matters were voted upon at the Annual Meeting or during the quarter covered by this report.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed in the exhibit index following the signature page are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMBER LIQUIDATORS, INC. (Registrant)

Date: August 6, 2008	By:	/s/ Daniel E. Terrell
Daniel E. Terrell
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer of Lumber Liquidators, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer of Lumber Liquidators, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002