Form 10-Q
period 2008-09-30
Lumber Liquidators, Inc.
filed 2008-11-06
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 3, 2008, there were 26,788,919 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS, INC.

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2008

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Lumber Liquidators, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$24,813	$33,168
Merchandise Inventories	96,463	72,024
Prepaid Expenses	3,290	4,011
Other Current Assets	4,598	3,862

Total Current Assets	129,164	113,065
Property and Equipment, net	13,497	11,580
Deferred Income Taxes	2,058	1,220
Other Assets	3,287	2,559

Total Assets	$148,006	$128,424

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable	$12,990	$15,654
Customer Deposits and Store Credits	10,732	9,609
Other Current Liabilities	14,104	10,973

Total Current Liabilities	37,826	36,236

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 26,788,919 and 26,752,118 issued and outstanding, respectively)	27	27
Additional Capital	89,894	87,553
Retained Earnings	20,259	4,608

Total Stockholders’ Equity	110,180	92,188

Total Liabilities and Stockholders’ Equity	$148,006	$128,424

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Sales	$123,063	$102,050	$365,649	$299,797
Cost of Sales	79,646	67,603	237,855	200,404

Gross Profit	43,417	34,447	127,794	99,393

Selling, General and Administrative Expenses	34,607	28,260	101,855	85,491

Operating Income	8,810	6,187	25,939	13,902

Interest Expense	1	252	27	607
Other (Income) Expense	(221)	(68)	(619)	(168)

Income Before Income Taxes	9,030	6,003	26,531	13,463

Provision for Income Taxes	3,567	2,302	10,880	5,185

Net Income	$5,463	$3,701	$15,651	$8,278

Net Income per Common Share—Basic	$0.20	$0.25	$0.58	$0.55

Net Income per Common Share—Diluted	$0.20	$0.16	$0.58	$0.36

Weighted Average Common Shares Outstanding:
Basic	26,784,712	15,000,100	26,764,593	15,000,100
Diluted	27,302,549	23,233,770	27,123,548	23,096,460

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$15,651	$8,278
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,238	2,605
Stock-Based Compensation Expense	2,188	4,200
Deferred Income Taxes	(1,357)	(1,600)
Accretion of Redeemable Preferred Stock	—	39
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(24,439)	(23,186)
Accounts Payable	(2,664)	4,444
Customer Deposits and Store Credits	1,123	3,380
Prepaid Expenses and Other Current Assets	504	2,053
Other Assets and Liabilities	3,276	3,210

Net Cash (Used in) Provided by Operating Activities	(2,480)	3,423

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(5,167)	(4,756)
Purchase of Intangible Asset	(800)	—

Net Cash Used in Investing Activities	(5,967)	(4,756)

Cash Flows from Financing Activities:
Proceeds from Exercise of Stock Options	204	—
Excess Tax Benefits on Stock Option Exercises	40	—
Payments of Long-Term Debt and Capital Lease Obligations	(101)	(1,753)
Common Stock Purchased Pursuant to 2006 Regional Manager Plan	(51)	—
Proceeds from Revolving Line	—	6,425
Payments of IPO Costs	—	(1,638)

Net Cash Provided by Financing Activities	92	3,034

Net (Decrease) Increase in Cash and Cash Equivalents	(8,355)	1,701
Cash and Cash Equivalents, Beginning of Period	33,168	3,965

Cash and Cash Equivalents, End of Period	$24,813	$5,666

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

Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Nature and Organization of Business

Lumber Liquidators, Inc. is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods, and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay and adhesives. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 143 store locations in primary or secondary metropolitan areas in 43 states. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both the Company’s call center in Toano, Virginia, and website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products in Toano, Virginia, which along with the call center, corporate offices, and finishing and distribution facility represent the “Corporate Headquarters.”

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

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (or “FASB”) issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (or “FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company is currently evaluating the impact of this pronouncement on its financial statements.

NOTE 2. STOCK-BASED COMPENSATION

Stock-based compensation expenses included in Selling, General and Administrative Expenses (or “SG&A”) consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock Options and Restricted Stock Awards	$741	$440	$2,092	$1,298
Regional Manager Plan	32	—	96	—
Variable Plan	—	(150)	—	2,902

Total	$773	$290	$2,188	$4,200

Stock Options

The following table summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2007	1,966,847	$7.95

Granted	282,010	10.53
Exercised	(26,500)	7.67
Forfeited	—

Balance at September 30, 2008	2,222,357	8.28	8.2	$9,524

Exercisable at September 30, 2008	951,183	$7.66	7.8	$4,657

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s Common Stock on September 30, 2008.

As of September 30, 2008, total unrecognized compensation cost related to unvested options is approximately $3,756, net of estimated forfeitures, and is estimated to be recognized over a weighted average period of approximately 2.2 years.

Stock options outstanding and exercisable as of September 30, 2008 are summarized below:

Range of Exercise Prices	Outstanding			Exercisable
	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$ 6.50	20,000	$6.50	9.3	—	$—
$ 7.53 – $7.83	1,770,347	7.69	7.9	938,683	7.63
$10.26 – $16.55	432,010	10.81	9.3	12,500	10.26

Balance, September 30, 2008	2,222,357	$8.28	8.2	951,183	$7.66

Restricted Stock Awards

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2007	81,300	$8.95
Granted	89,214	13.95
Vested	(15,717)	16.55
Forfeited	(10,510)	9.26

Nonvested, September 30, 2008	144,287	$11.19

As of September 30, 2008, total unrecognized compensation cost related to unvested restricted stock awards is approximately $543, net of estimated forfeitures, which should be recognized over a weighted average period of approximately 2.7 years.

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

As of September 30, 2008, total unrecognized compensation cost related to the 2006 Regional Plan is approximately $290, which should be recognized over a weighted average period of approximately 2.3 years.

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

The Variable Right fully vested in conjunction with the IPO. Under the Variable Plan agreement, the Company was required to determine the number of shares of Common Stock exercisable under the Variable Right at vesting. The Variable Right was exercised on February 1, 2008. In accordance with the terms of the Variable Plan, the Company calculated that 853,853 shares of Common Stock had vested and were exercisable under the Variable Right (the “Vested Shares”). During 2007, stock compensation expense was recorded utilizing the Vested Shares and the $11 per share IPO price, and in the fourth quarter of 2007, the Company recorded $2,960 of additional expense, which continues to represent its best estimate of the ultimate value of incremental shares (above the Vested Shares) that may be delivered to Kevin via settlement or arbitration. As the ultimate value that may be delivered to Kevin is not certain, the Company may be required to adjust stock-based compensation expense.

As described in Note 6, Kevin filed for arbitration disputing the Company’s share count calculation. In November 2008, the parties completed the arbitration proceeding and are currently awaiting a ruling from the arbitrator.

NOTE 3. INCOME TAXES

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Current
Federal	$3,406	$2,414	$9,965	$6,164
State	791	56	2,189	777

Total Current	4,197	2,470	12,154	6,941

Deferred
Federal	(513)	(142)	(1,046)	(1,483)
State	(117)	(26)	(228)	(273)

Total Deferred	(630)	(168)	(1,274)	(1,756)

Total Provision for Income Taxes	$3,567	$2,302	$10,880	$5,185

The reconciliation of significant differences between income tax expense applying the federal statutory rate and the provision for income taxes at the effective rate are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Income Tax Expense at Federal Statutory Rate	$3,161	35.0%	$2,101	35.0%	$9,286	35.0%	$4,712	35.0%
Increases (Decreases):
State Income Taxes, Net of Federal Income Tax Benefit	472	5.2%	201	3.3%	1,224	4.6%	504	3.7%
Reduction of Deferred Tax Benefit Associated with the Variable Plan	—	0.0%	—	0.0%	678	2.5%	—	0.0%
Excess Tax Benefit on Stock Option Exercises	(6)	(0.1)%	—	0.0%	(39)	(0.1)%	—	0.0%
Other	(60)	(0.6)%	—	0.0%	(269)	(1.0)%	(31)	(0.2)%

Total	$3,567	39.5%	$2,302	38.3%	$10,880	41.0%	$5,185	38.5%

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

During 2008, stock option exercises resulted in an excess tax benefit that reduced income tax expense.

Tax years that remain open for examination by federal taxing authorities include 2006 and 2007.

NOTE 4. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income	$5,463	$3,701	$15,651	$8,278

Weighted Average Common Shares Outstanding—Basic	26,784,712	15,000,100	26,764,593	15,000,100
Effect of Dilutive Securities:
Common Stock Equivalents	517,837	281,652	358,955	144,342
Redeemable Preferred Stock	—	7,952,018	—	7,952,018

Weighted Average Common Shares Outstanding—Diluted	27,302,549	23,233,770	27,123,548	23,096,460

Net Income per Common Share—Basic	$0.20	$0.25	$0.58	$0.55

Net Income per Common Share—Diluted	$0.20	$0.16	$0.58	$0.36

For the three and nine months ended September 30, 2008, 432,010 stock options and 32,063 restricted stock awards were not included in the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be antidilutive. For the three and nine months ended September 30, 2007, 50,000 stock options were not included in the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be antidilutive.

NOTE 5. RELATED PARTY TRANSACTIONS

As of September 30, 2008, the Company leases the Corporate Headquarters and 23 of its store locations from ANO LLC, a company that is wholly owned by the Founder. The Company leases one store location each from Wood on Wood Road, Inc. and BMT Holdings, LLC. Wood on Wood Road, Inc. is wholly owned by the Founder, and he has a 50% membership interest in BMT Holdings, LLC. Rental expense related to these companies for the three and nine months ended September 30, 2008 was $626 and $1,879, respectively. Rental expense related to these companies for the three and nine months ended September 30, 2007 was $636 and $1,841, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

The Variable Plan

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

On or about May 29, 2008, Kevin filed an Amended Statement of Claim in the arbitration where he maintains that he is entitled to “at least 1,320,758 shares of Company stock.” He asserts claims against the Founder and the Company for breach of contract, fraud and a violation of the Massachusetts Weekly Wage Act (the “Wage Act”). He seeks transfer of the number of shares owed to him under the applicable agreements as well as treble damages, attorney’s fees and costs under the Wage Act. In November 2008, the parties completed the arbitration proceeding and are currently awaiting a ruling from the arbitrator.

During 2007, stock compensation expense was recorded utilizing the Vested Shares and the $11 per share IPO price, and in the fourth quarter of 2007, the Company recorded $2,960 of additional expense, which continues to represent its best estimate of the ultimate value of incremental shares (above the Vested Shares) that may be delivered to Kevin via settlement or arbitration. As the ultimate value that may be delivered to Kevin is not certain, the Company may be required to adjust stock-based compensation expense.

Vazilia Corporation

In July 2006, the Company entered into a purchase agreement with Vazilia Corporation (or “Vazilia”) where the Company would purchase a total of approximately 27 million square feet of Vazilia’s assorted products over a four-year period, with the unit prices set at the time a purchase order is created/accepted (the “Purchase Agreement”). After entering into the Purchase Agreement, certain products ordered from Vazilia were not delivered and certain products that were delivered did not meet applicable specifications. As a result, the Company has purchased these or similar products from other suppliers. The Company is not currently receiving product under the Purchase Agreement.

On or about October 3, 2008, Vazilia filed a demand for arbitration in which it alleges that the Company has breached the Purchase Agreement. Vazilia is seeking damages of approximately $1,600, plus costs of the arbitration proceeding. In addition, Vazilia is requesting a declaration terminating the Purchase Agreement and awarding liquidated damages provided thereunder.

In response to the demand for arbitration, the Company has filed a counterclaim against Vazilia. The Company is seeking damages of approximately $1,300, plus interest, attorney’s fees and costs, as well as a declaration that the Purchase Agreement is terminated. The Company denies the claims asserted by Vazilia and intends to defend this matter and pursue its counterclaim vigorously. While there is a reasonable possibility that a material loss may be incurred, the Company cannot estimate the loss, if any, to the Company at this time.

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

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States, based on industry sources and our experience. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. As of September 30, 2008, we sold our products through 143 Lumber Liquidators stores in 43 states, a call center, website and catalog.

2008 Highlights

Net Sales. Net sales for the third quarter of 2008 increased 20.6% over the third quarter of 2007, due to a 2.0% increase in comparable store net sales and net sales from 32 new store locations that were opened after September 30, 2007, including 27 locations opened in 2008. Net sales for the nine months ended September 30, 2008 increased 22.0% over the nine months ended September 30, 2007, due to a 3.8% increase in comparable store net sales and net sales from the new store locations. We generally consider a store comparable on the first day of the thirteenth full calendar month after opening. Generally strong consumer demand for our expanded product assortment continued to drive increases in sales volume (primarily measured in square footage), which increased approximately 30.3% and 25.6% for the three and nine months ended September 30, 2008 over the same periods in the prior year. These increases were offset by decreases of approximately 7.1% and 2.7% in the average retail price per unit sold (exclusive of certain service revenue) for the three and nine month periods, respectively, resulting from changes in our sales mix.

Growth in Our Store Base. New store locations continue to drive our net sales growth. In the nine months of 2008, we have opened 27 new stores, including 18 locations in new markets. We expect to open eight additional new store locations in the fourth quarter of 2008, including three locations in new markets.

We have opened 74 of our 143 store locations since September 30, 2005, and our recent store opening activity is as follows:

	2008	2007
Number of stores at January 1	116	91
New stores opened during the quarter	9	2

Number of stores at March 31	125	93
New stores opened during the quarter	10	10

Number of stores at June 30	135	103
New stores opened during the quarter	8	8

Number of stores at September 30	143	111

Gross Margin. Gross margin was 35.3% and 34.9%, for the three and nine months ended September 30, 2008, respectively, up from 33.8% and 33.2% for the comparable prior year periods. This improvement is primarily due to a shift in the mix of products sold and our effective execution of initiatives in store operations, merchandising and logistics. These initiatives enhanced our retail pricing discipline and strengthened our control over cost increases that impact the average cost per unit sold. In addition, 2008 gross margin benefited from the sale of merchandise purchased in special liquidation deals.

Merchandise Inventories. Merchandise inventories at September 30, 2008 increased 33.9% from December 31, 2007 and 28.7% from September 30, 2007, primarily due to an increase in our “available for sale” merchandise related to the growth in our store base. Available for sale merchandise inventories included higher levels of liquidation deals and moldings and accessories. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received the products at either our central distribution center in Toano, Virginia or at an individual store location. Merchandise inventories were as follows:

	As of September 30, 2008	As of December 31, 2007	As of September 30, 2007
	(in thousands)
Inventory – Available for Sale	$86,387	$60,273	$66,815
Inventory – Inbound In-Transit	10,076	11,751	8,129

Total Merchandise Inventories	$96,463	$72,024	$74,944

Effective Income Tax Rate. The effective income tax rate for the three and nine months ended September 30, 2008 was 39.5% and 41.0%, respectively. The effective income tax rate was 38.3% and 38.5% for the three and nine months ended September 30, 2007. The increase in the effective rate for the nine months ended September 30, 2008 is primarily a result of Kevin’s exercise of the Variable Right on February 1, 2008 pursuant to the terms of the Variable Plan. The fair value of the Vested Shares on the exercise date was less than the fair value on the vesting date and, as a result, a portion of the related deferred tax benefit was not deductible on our tax return. We had no previous exercises of stock-based awards, and therefore no excess tax deductions recorded in additional capital to offset this reduction in the deferred tax benefit. Accordingly, we recorded $0.7 million of additional income tax expense during the first quarter of 2008. In the second and third quarters of 2008, excess tax benefits on stock option exercises slightly reduced income tax expense, and any additional exercises of equity awards in the fourth quarter of 2008 may further reduce income tax expense, up to a total of the $0.7 million charge recognized in the first quarter.

Our Market. The wood flooring market serving homeowners depends on a number of complex economic and demographic factors that influence home-related discretionary spending. These factors may vary locally, regionally and nationally. Many of the economic indicators associated with the wood flooring market and generally associated with consumer discretionary spending were weak in 2007 and weakened further in the first nine months of 2008. Additionally, financial and credit markets experienced significant turmoil in September and October of 2008. In the short term, we do not anticipate improvement in the general wood flooring market. However, our market is highly fragmented and largely comprised of small independent retailers. We believe the number of retailers serving the homeowner-based segment of the wood flooring market declined in both 2007 and throughout the first nine months of 2008. We believe our results have benefited from a related increase in the availability of certain special liquidation deals and additional market share. We believe our long-term results will continue to benefit from the market share gained through new store openings, but the significant challenges faced by the wood flooring market in the near term will likely reduce the rate of benefit historically provided by our store base growth.

Results of Operations

Net Sales

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net sales	$123,063	$102,050	$365,649	$299,797

Comparable net sales increase	2.0%	8.4%	3.8%	8.6%
Number of stores open at end of period	143	111	143	111
Number of stores opened in the period	8	8	27	20

Net sales for the third quarter of 2008 increased $21.0 million over the third quarter of 2007 due to a $2.0 million increase in comparable store net sales and an increase of $19.0 million in non-comparable store net sales. Net sales for the nine months ended September 30, 2008 increased $65.9 million over the same prior year period due to an $11.4 million increase in comparable store net sales and an increase of $54.5 million in non-comparable store net sales. Overall, net sales increased due principally to the following factors:

•

A broader assortment of premium products in certain key product lines such as handscraped hardwoods, bamboo and laminate products offered under a number of our proprietary brands, continued to drive increased demand. Partially offsetting this benefit were decreases in the sales mix of certain Bellawood and Durawood hardwoods, which generally carry a higher than average unit retail price.

•

We broadened our assortment and committed to a more consistent in-stock position of moldings and accessories, sales of which increased 43.5% and 39.1% for the three and nine months ended September 30, 2008, respectively, over the comparable prior year periods. Moldings and accessories represented 11.3% and 10.8% of net sales for the three and nine months ended September 30, 2008, respectively, as compared to 9.6% and 9.5% of net sales for the three and nine months ended September 30, 2007, respectively.

•

The increased availability of special liquidation deals in 2008 allowed us to add selective merchandise offerings that presented a value opportunity for the customer while creating promotional opportunities for us to drive incremental consumer traffic, a portion of which was converted to demand for our proprietary brands.

•

Net sales also benefited from the continued maturation of our store base, as net sales at stores open for less than 36 months (52% of our stores in operation as of September 30, 2008) increased more than net sales at our more mature stores.

Gross Profit and Gross Margin

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net Sales	$123,063	$102,050	$365,649	$299,797
Cost of Sales	79,646	67,603	237,855	200,404

Gross Profit	$43,417	$34,447	$127,794	$99,393
Gross Margin	35.3%	33.8%	34.9%	33.2%

Gross profit increased $9.0 million and $28.4 million, or 26.0% and 28.6%, for the three and nine months ended September 30, 2008, respectively, from the comparable prior year periods. Gross margin improved 150 and 170 basis points in comparing the three and nine months ended September 30, 2008, respectively, to those ended September 30, 2007, primarily due to the following:

•

The introduction of certain premium products in key product lines began late in the second quarter of 2007. We broadened those offerings and increased inventory levels throughout the second half of 2007 and 2008. These premium products typically carry a higher than average retail gross margin and have gained significant sales strength in comparing the three and nine months ended September 30, 2008 to the same periods in the prior year.

•

In 2008, we have broadened our selection and strengthened our in-stock position in moldings and accessories. As a result, the sales mix of these products, which carry a higher than average gross margin, has increased.

•

Domestic and international transportation costs generally increased in comparing the three and nine months of 2008 to the same periods in 2007, as per-mile ground charges increased primarily due to rising fuel costs. However, logistics initiatives to reduce the miles driven by trucks supplying merchandise inventories to our stores more than offset these costs for the three month period ended September 30, 2008, and partially offset these cost increases in comparing the nine month period ended September 30, 2008 to the same period of 2007.

•

A tariff on certain bamboo products was reduced in the second quarter of 2008. The tariff was originally implemented in the second quarter of 2007 and was rebated retroactively on an individual entry basis. Gross margin for the three and nine months ended September 30, 2008 benefited from the retroactive rebate by approximately 40 and 25 basis points, respectively. We completed the rebate process in the third quarter of 2008.

•

Liquidation deals available throughout 2008 were generally of higher quality and larger unit count in comparison to 2007. In mid 2008, we strengthened our merchandising staff to enhance the focus on liquidation deals, an important component of both our product assortment and our promotional marketing campaigns. Certain special liquidation deals and our merchandising efforts have improved gross margin by approximately 15 and 20 basis points for the three and nine months ended September 30, 2008, respectively, in comparison to the same prior year periods. In addition, we believe a certain portion of the incremental consumer traffic generated by promotion of these special liquidation deals had the effect of increasing sales of our proprietary products, particularly laminates, in the first quarter of 2008. Though negligible in the second and third quarters of 2008, we believe this promotional impact contributed up to 10 basis points to the improvement in our gross margin for the nine months ended September 30, 2008.

Operating Income

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Gross Profit	$43,417	$34,447	$127,794	$99,393
Selling, General and Administrative (or “SG&A”) Expenses	34,607	28,260	101,855	85,491

Operating Income	$8,810	$6,187	$25,939	$13,902

Operating income for the three months ended September 30, 2008 increased $2.6 million, or 42.4%, over the third quarter of 2007 as the $9.0 million increase in gross profit discussed above was partially offset by a $6.3 million increase in SG&A expenses. Operating income for the nine months ended September 30, 2008 increased $12.0 million, or 86.6%, over the same period in 2007 as the $28.4 million increase in gross profit was partially offset by a $16.4 million increase in SG&A expenses. These increases in SG&A expenses were principally due to the following factors:

•

Salaries, commissions and benefits increased $2.2 million and $7.5 million for the three and nine months ended September 30, 2008, respectively, from the comparable prior year periods. These increases were primarily due to the growth in our store base and related warehouse operations, but they also reflect salaries, commissions and benefits related to our executive and operational infrastructure investment, which we completed in the first quarter of 2008. As a percentage of net sales, salaries, commissions and benefits were 10.1% and 10.0% for the three and nine months ended September 30, 2008, respectively, and 10.0% and 9.7% for the three and nine months ended September 30, 2007, respectively. These increases as a percentage of net sales were primarily the result of increases in certain bonus accruals and employee benefit costs.

•

Advertising expenses increased $1.5 million to $11.9 million, or 9.7% of net sales, for the three months ended September 30, 2008, from $10.4 million, or 10.2% of net sales, for the comparable prior year period. For the nine months ended September 30, 2008, advertising expenses increased $3.9 million to $35.8 million, or 9.8% of net sales, down from 10.6% of net sales for the nine months ended September 30, 2007. As a percentage of net sales, our national advertising campaigns were leveraged across a larger store base in comparing both the three and nine month periods of 2008 to 2007. This leverage was partially offset by an increase in the advertising spend for direct sales generation and local advertising programs, including direct mail, certain radio and newspaper, and trade shows.

•

Stock-based compensation expense increased $0.5 million to $0.8 million for the three months ended September 30, 2008, as compared to the same period in the prior year. For the nine months ended September 30, 2008, stock-based compensation decreased $2.0 million to $2.2 million, as compared to the same period in the prior year. In 2007, the adjustments to the aggregate compensation recognized under the Variable Plan resulted in a reduction of $0.1 million in stock-based compensation expense for the three month period ended September 30, 2007, but for the nine-month period, increased stock-based compensation by $2.9 million. The Variable Plan has not impacted stock-based compensation expense in 2008. Stock-based compensation expense other than the Variable Plan increased $0.3 million and $0.9 million for the three and nine month periods ended September 30, 2008, respectively, from the comparable periods in 2007.

•

Occupancy costs increased $0.5 million to $3.8 million, or 3.1% of net sales, for the three months ended September 30, 2008, from $3.4 million, or 3.3% of net sales, for the comparable prior year period. For the nine months ended September 30, 2008, occupancy costs increased $2.0 million to $11.1 million, or 3.0% of net sales, from $9.1 million, or 3.0% of net sales, for the first nine months of 2007. Overall increases in 2008 were primarily due to store base growth, but also reflected the enhanced visibility of our newer locations, which have generally resulted in an increase in the per-location occupancy costs relative to the typical historic store. These increases were generally offset by the sales growth of maturing stores.

•

Certain other expenses, including legal and professional fees, increased $1.6 million and $4.3 million for the three and nine months ended September 30, 2008, respectively, from the comparable prior year periods. As a percentage of net sales, these other expenses were 3.7% and 3.5% in the three and nine months ended September 30, 2008, respectively, and 3.0% and 2.8% for the three and nine months ended September 30, 2007, respectively. These increases were primarily due to expenses related to operating as a public company, certain banking fees, including bankcard discounts, and certain insurance costs. Moreover, legal and professional fees related to the Variable Plan included approximately $0.4 million and $0.8 million for the three and nine months ended September 30, 2008, respectively.

Provision for Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Provision for income taxes	$3,567	$2,302	$10,880	$5,185
Effective tax rate	39.5%	38.3%	41.0%	38.5%

The effective tax rate increased to 39.5% for the third quarter of 2008 from 38.3% for the third quarter of 2007 primarily due to an increase in state income taxes, partially offset by an increase in tax-exempt interest income and excess tax benefits on stock option exercises. The effective income tax rate of 41.0% for the nine months ended September 30, 2008 included a first quarter charge of $0.7 million for nondeductible deferred taxes related to the Variable Plan, and an increase in state income taxes, partially offset by increases in tax-exempt interest income and excess tax benefits on stock option exercises.

Net Income

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net Income	$5,463	$3,701	$15,651	$8,278
As a percentage of net sales	4.4%	3.6%	4.3%	2.8%

Net income increased 47.6% and 89.1% for the three and nine months ended September 30, 2008, respectively, in comparison to the three and nine months ended September 30, 2007.

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

Liquidity and Capital Resources

Our principal liquidity requirements relate to our need to satisfy our working capital and capital expenditure needs. Our principal sources of liquidity are $24.8 million of cash and cash equivalents at September 30, 2008 and our cash flow from operations. We expect to use this liquidity for general corporate purposes, including providing additional long-term capital to support the growth of our business (primarily through opening new stores) and maintaining our existing stores. In addition, we maintain a $25.0 million revolving credit facility, which has certain defined quarterly covenants and restrictions, with which we are in compliance. In 2008, we have or intend to:

•	open 34 – 36 new store locations;

•	remodel existing store showrooms to enhance consistency in presentation;

•	upgrade our finishing line in Toano, Virginia; and

•	increase efficiency and enhance our information technology systems, including security and disaster recovery.

Together with general capital requirements, we expect capital expenditures to total between $6 million and $7 million in 2008.

We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

Cash and Cash Equivalents

During the first nine months of 2008, cash and cash equivalents decreased $8.4 million to $24.8 million. The decrease of cash and cash equivalents was primarily due to $5.2 million used to purchase property and equipment and $2.5 million of net cash used in operating activities.

During the first nine months of 2007, cash and cash equivalents increased $1.7 million to $5.7 million primarily due to $3.4 million of net cash provided by operating activities and $3.0 million of net cash provided by financing activities, which was partially offset by $4.8 million used to purchase property and equipment.

Cash Flows

Operating Activities. Net cash of $2.5 million was used in operating activities for the nine months ended September 30, 2008. Operating activities provided $3.4 million of net cash for the nine months ended September 30, 2007. In comparing 2008 to 2007, cash provided by more profitable operations in 2008 was more than offset by the build in merchandise inventory levels and the decreases in accounts payable, due primarily to the timing of that build.

Investing Activities. Net cash used in investing activities was $6.0 million for the nine months ended September 30, 2008 and $4.8 million for the nine months ended September 30, 2007. Net cash used in investing activities during the nine months of 2008 included capital purchases of store fixtures, equipment and leasehold improvements for the 27 new stores opened in 2008, $1.1 million in leasehold improvements and certain equipment at the Corporate Headquarters, $1.1 million of upgrades to our website, and routine capital purchases of computer hardware and software. In September 2008, we purchased the phone number 1-800-HARDWOOD for $0.8 million, included in other assets, for use in our marketing and branding programs. Net cash used in investing activities during 2007 primarily related to equipment and leasehold improvements for the 20 new stores opened in 2007, capital purchases of truck trailers, and routine capital purchases of computer hardware and software.

Financing Activities. Net cash provided by financing activities was less than $0.1 million for the nine months ended September 30, 2008 and was primarily a result of the exercise of stock options, partially offset by principal payments on our outstanding capital lease obligations. Net cash provided by financing activities was $3.0 million for the nine months ended September 30, 2007 and was primarily proceeds from the revolving line, partially offset by principal payments under the then outstanding debt facility and payments of IPO costs.

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

New Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (or “FASB”) issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. We are currently evaluating the impact of this pronouncement on our financial statements.

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

The Variable Plan

On December 7, 2007, Kevin filed a demand for arbitration seeking to recover the number of shares to which he alleges he is entitled under the Variable Plan and naming the Founder and us as respondents. In accordance with the terms of the Variable Plan, we determined and certified that the Vested Shares were exercisable under the Variable Plan. Pursuant to the terms of the Variable Plan, the Founder had previously placed 1,500,000 shares of Common Stock in escrow for purposes of satisfying his obligations thereunder, which we generally guarantee.

On or about May 29, 2008, Kevin filed an Amended Statement of Claim in the arbitration where he maintains that he is entitled to “at least 1,320,758 shares of Company stock.” He asserts claims against us and the Founder for breach of contract, fraud and a violation of the Massachusetts Weekly Wage Act (the “Wage Act”). He seeks transfer of the number of shares owed to him under the applicable agreements as well as treble damages, attorney’s fees and costs under the Wage Act. In November 2008, the parties completed the arbitration proceeding and are currently awaiting a ruling from the arbitrator.

Vazilia Corporation

In July 2006, we entered into a purchase agreement with Vazilia Corporation (or “Vazilia”) where we would purchase a total of approximately 27 million square feet of Vazilia’s assorted products over a four-year period, with the unit prices set at the time a purchase order is created/accepted (the “Purchase Agreement”). We are not currently receiving product under the Purchase Agreement. In the second and third quarters of 2007, certain products ordered from Vazilia were not delivered and certain products that were delivered did not meet applicable specifications. Since that time, we have purchased these or similar products from other suppliers.

On or about October 3, 2008, Vazilia filed a demand for arbitration in which it alleges that we had breached the Purchase Agreement. Vazilia is seeking damages of approximately $1.6 million, plus costs of the arbitration proceeding. In addition, Vazilia is requesting a declaration terminating the Purchase Agreement and awarding liquidated damages provided thereunder.

In response to the demand for arbitration, we have filed a counterclaim against Vazilia. We are seeking damages of approximately $1.3 million, plus interest, attorney’s fees and costs, as well as a declaration that the Purchase Agreement is terminated. We deny the claims asserted by Vazilia and intend to defend this matter and pursue our counterclaim vigorously. While there is a reasonable possibility that a material loss may be incurred, we cannot estimate the loss, if any, at this time.

From time to time, we are subject to claims and disputes arising in the normal course of business. In the opinion of management, while the outcome of any such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2007 and the quarterly reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors included in our annual report and quarterly filings. The risks described in our annual report on Form 10-K and quarterly reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

LUMBER LIQUIDATORS, INC. (Registrant)

Date: November 6, 2008	By:	/s/ Daniel E. Terrell
Daniel E. Terrell
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer of Lumber Liquidators, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer of Lumber Liquidators, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002