Form 10-K
period 2008-12-31
Lumber Liquidators, Inc.
filed 2009-03-11
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33767

Lumber Liquidators, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	043229199
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-accelerated Filer (do not check if a smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing sale price of such shares on New York Stock Exchange on June 30, 2008) was approximately $6.6 million. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of June 30, 2008 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 3, 2009:

Title of Class	Number of Shares
Common Stock, $0.001 par value	26,796,891

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s proxy statement for the 2009 annual meeting of stockholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2008.

LUMBER LIQUIDATORS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States, based on industry sources and our experience. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. We generally purchase our products directly from mills or associated brokers. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors.

Our company was founded in 1994 by Tom Sullivan, the current chairman of our board of directors, and in 1996, he opened the first Lumber Liquidators store near Boston, Massachusetts. Tom believed that traditional home improvement and flooring retailers underserved the homeowner in terms of selection, quality, price and product availability, presenting an opportunity to sell hardwood flooring at “liquidator” prices. Tom established relationships directly with vendors and mills to provide customers with broad, high-quality assortments at everyday low prices. He also identified the opportunity to better serve customers by employing knowledgeable sales staff to educate the customer about the product and provide advice on self-installation or working with contractors. Tom opened the second Lumber Liquidators store in Hartford, Connecticut, starting our company’s national expansion, and as of December 31, 2008, we sold our products through 150 Lumber Liquidators stores in 44 states, a call center, our website and catalogs, operating as a single business segment.

We believe that our brands, value proposition and integrated multi-channel approach are important competitive advantages in a hardwood flooring market that is highly fragmented. We have invested significant resources developing our national brands, including our name and proprietary products, which include our flagship Bellawood brand, and expect to continue to invest resources in our advertising and marketing at a percentage of net sales greater than our competitors. We believe Lumber Liquidators is now recognized across the United States as a destination for high-quality hardwood flooring at everyday low prices, while our Bellawood brand is known as a premium flooring brand within the industry.

Our corporate headquarters is in Toano, Virginia, where we also operate our distribution and finishing facility and our call center. In August 2007, we reincorporated from Massachusetts to Delaware, and in November 2007, we completed our initial public offering. Our stock now trades on the New York Stock Exchange under the symbol “LL.”

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

•

Quality. We believe that we have achieved a reputation for quality, and that our proprietary brands are recognized for excellence by our customers. We work directly with our supplier mills and brokers to source and produce flooring that will meet our high quality standards and we also currently finish approximately 80% of our premium Bellawood products at our state-of-the-art Toano facility. We maintain an in-house inspection and quality control function and enforce strict certification requirements for Bellawood supplier mills.

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

Our Growth Strategy

We intend to continue to increase revenues and profitability by strengthening our position as a leading provider of hardwood flooring. Specific elements of our strategy for continued growth include the following:

•

Expand Our Store Base. The hardwood flooring market is highly fragmented, and we believe there is a significant opportunity to expand our store base. Because of the low capital investment to open our new stores and the attractive returns on investment that our stores generate, we intend to continue to expand our store base. We opened 34 new stores in 2008 and plan to open between 30 and 40 new stores during each of the next several years.

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

We offer a large selection of hardwood flooring year-round at everyday low prices primarily under our proprietary brands, ranging in quality from our premium Bellawood brand to our more economical brands.

Our Integrated Multi-Channel Sales Model

We have an integrated multi-channel sales model that enables our national store network, call center, website and catalogs to work together in a coordinated manner. We believe that due to the average size of the sale and the general infrequency of a hardwood flooring purchase, many of our customers conduct extensive research using multiple channels before making a purchase decision. Our sales strategy emphasizes customer service by providing superior convenience and education tools for our customers to learn about our products and the installation process. We hire store associates who often have relevant industry experience and our call center is staffed by more than 50 flooring experts. Customers can order samples or catalogs and access product research and information through any of our sales channels.

Customers can purchase our complete assortment of products in our stores, or through our call center or website. The prices available on our website and from our call center are the same as the prices in the stores. Once an order is placed, customers may have their purchases delivered or pick them up at a nearby store location. We strive to use our various sales channels to make our customers’ transactions easy and efficient. Our average sale was approximately $1,750 in 2008. We define “average sale” as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).

Our Stores and Store Model

Our stores are designed to emphasize our products in a visually appealing showroom format, yet reflect our low-cost approach to doing business. We look for new store locations that are approximately 6,400 square feet, with approximately 800 square feet dedicated to the showroom selling area. Our stores are typically located in industrial or commercial areas that have lower rents than traditional retail locations, are accessible from major roadways and have significant visibility to passing traffic. We can adapt to a range of existing buildings, whether free-standing or in shopping centers. We enter into short leases, generally for base terms of five years, with renewal options to maximize our real estate flexibility. Most of our store showrooms have wall racks holding one-foot by two-foot display boards of our flooring products and larger sample squares serving as the showroom floor. We believe that our store design and location reinforce our customers’ belief that they get a good deal when they buy from us.

As of December 31, 2008, we operated 150 stores in 44 states, and we plan to open approximately 30 to 40 stores during each of the next several years and we expect an approximately equal mix of stores in existing markets and stores in new markets. We have opened over 50% of our total store base in the past three years, including 34 stores in 2008. In 2008, our stores that had been open for more than twelve months had average per-store net sales of $3.8 million. Across our markets, our average new store has historically become profitable within three months of beginning operations and generally returned its initial cash investment within eight months. We estimate that the cost required to open a typical new store is approximately $280,000, of which inventory, net of trade payables, represents approximately $230,000. A typical store staff consists of a manager and two to three associates. We hire additional staff to the extent required by a store’s level of business. The store manager is responsible both for store operations and for overseeing our customers’ shopping experience. Many of our store managers have previous retail experience with large retailers in the home improvement industry, the retail flooring industry or the flooring installation industry. Store manager compensation consists of a base salary and commissions.

A store’s warehouse is stocked with that store’s most popular hardwood products and high-volume items, but primarily holds customer-specific merchandise inventory waiting to be picked up or to have delivery arranged. This allows for central inventory management from our Toano facility. Average store inventory for stores that had been open for more than twelve months is approximately $330,000 and consists of both in-stock inventory and order-specific inventory. With the exception of certain high-volume products, we have found that customers typically request to pick up or arrange delivery of their products approximately one month after placing an order. By generally requiring a 50% deposit when an order is placed, we reduce store-level working capital requirements.

Sales Force, Customer Service and Installation

We position ourselves as hardwood flooring experts and believe our high level of customer service reflects this positioning. Key elements of our service include providing consumers with useful product information and answering their hardwood flooring questions, ensuring product availability, following through on customer requests and selling high-quality products at an attractive value. Our store managers are familiar with all aspects of our store operations and, along with our call center staff, are trained to understand the characteristics and installation method for the broad range of hardwood flooring that we offer, and to guide customers through the purchase process. Many of our staff have relevant industry experience, and we are currently developing a formal standardized training program for all of our store associates.

While we generally do not provide or arrange flooring installation, we have a national installation arrangement with The Home Service Store, Inc. (or “HSS”), allowing us to provide consistent installation services in virtually every store in our chain. HSS manages fully insured and licensed providers of professional installation services that measure, deliver, and install flooring at competitive prices. This arrangement allows us to increase our service offerings to our customers, and we benefit from cross-promotional opportunities. We minimize risk associated with installation services and reduce time spent by store managers on installation service issues.

We offer our customers a financing alternative through the Lumber Liquidators credit card, administered by a third party and without recourse to us. We generally utilize the credit program for promotional opportunities, including 6-month and 12-month deferred interest payment programs.

Call Center and Website

More than 50 flooring experts cross-trained in sales, customer service and product support staff our call center. In addition to receiving telephone calls, our call center staff has been made available to chat online with visitors to our website, respond to e-mails from our customers and engage in telemarketing activities. Customers can contact our call center to place an order to be delivered directly to their home or picked up at a nearby store, to make an inquiry or to order a catalog. Our website serves both to educate consumers and to generate sales, whether through a store, our call center or directly via the website itself. Visitors to our website can search through a large database of frequently asked questions, browse product reviews and an extensive “before and after” gallery from previous customers, as well as research detailed product information and how-to videos that explain the installation process. Flooring samples are available through both the call center and website.

Catalogs and Other Mailings

Our direct mail strategy focuses on regular contact with our customers and the targeting of prospective purchasers. We distribute our catalogs, as well as other direct mailings, to key consumer and commercial segments around specific store locations. Copies of our catalogs can also be obtained through our stores, our call center and our website. We believe these mailings contribute to increases in store traffic and call center volume that lead to more sales. We expect to continue expanding our catalog mailing efforts to prospective customers in markets where we have stores.

Our Marketing and Advertising

Our marketing strategy emphasizes product credibility, value, brand awareness, customer education and direct selling. We have structured our marketing and advertising strategy to correspond with our understanding of the hardwood flooring purchase cycle. We increase brand awareness in a variety of ways, including advertising and demonstration of our value proposition to customers. We have invested significantly to build awareness and demand for all of our proprietary brands.

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

To increase brand awareness, we conduct ad campaigns on both a national and local level using both traditional and new media. We co-sponsor various television shows such as “Extreme Makeover: Home Edition” and HGTV’s “Dream Home,” which use our products and enable potential customers to see both what our flooring will look like after installation and the relative ease with which it can be installed. In addition, we use targeted television advertising on cable networks such as Discovery Channel, HGTV, TLC, DIY Network and A&E Network. We engage in sports marketing by participating in opportunities with, among others, Major League Baseball and the National Basketball Association and sponsoring the Lumber Liquidators Professional Bowlers Association Tour.

We believe our national advertising campaigns have been successful, and we expect to see greater returns on our investment in national advertising as more stores open near people who have already been introduced to our brands. We expect to place a greater focus on local advertising, including home shows, print and radio, to support targeted store growth while maintaining appropriate levels of national advertising.

We also engage in marketing and advertising using the Internet and our catalogs. On the Internet, our advertising efforts include the use of banner advertising, sponsoring links on well-known search engines, having storefronts with large e-tailers and having a large network of online affiliate partners. Our direct mail strategy focuses on regular contact with our customers and the targeting of prospective purchasers. We distribute our catalogs, as well as other direct mailings, to key consumer and commercial segments around specific store locations.

Our Customers

We seek to appeal to customers who desire a high-quality product at an attractive value, and are willing to travel to less convenient locations to get it. We sell our products principally to existing homeowners, who represent over 90% of our customer count. Historically, these homeowners are in their mid-30’s or older, are well-educated and have been living in their homes for at least several years. Over 60% of hardwood surface flooring purchases are made by households with incomes of $70,000 or more. We have found that homeowners like various aspects of wood floors, including appearance and durability, ease of installation, renewability of resources and increasingly higher quality of engineered and laminate flooring. The majority of these customers hire a third-party installer to put in their flooring, with the remainder being do-it-yourself installers. Most of our other sales are to contractors, who are primarily small businesses that are either building a small number of new homes or have been hired by an owner to put in a new floor.

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

We continue to develop breadth within our proprietary brands. In 2007, we introduced additional lines of solid and engineered handscraped products under our Virginia Mill Works Co. brand, stained and strand bamboo products under our Morningstar and Ty Pennington brands, and heavier-wear layer laminates with foam backing under our Dream Home brand. We also offer a broad assortment of flooring enhancements and installation accessories, including moldings, noise-reducing underlay and adhesives, that complement our assortment of floor offerings.

	2008	2007
	Percentage of Net Sales:
Hardwood (Solid and Engineered)	64%	69%
Laminates	13%	10%
Moldings and Accessories	11%	10%
Bamboo and Cork	11%	9%
Other	1%	2%

Total	100%	100%

Solid Hardwood. Our proprietary solid hardwood products are milled from one thick piece of wood, which can be sanded and refinished numerous times. We offer flooring products made from more than 25 wood species, including both domestic woods, such as ash, beech, birch, hickory, northern hard maple, northern red oak, pine and American walnut, and exotic woods, such as bloodwood, cherry, cypress, ebony, koa, mesquite, mahogany, rosewood and teak. We sell these products either prefinished or unfinished.

Engineered Hardwood. Our proprietary engineered hardwood products are produced by bonding a layer of hardwood to a plywood or high-density fiber board backing. Like our solid hardwood floors, our engineered hardwood floors are offered in domestic and exotic wood species. All of our engineered hardwood products are prefinished.

Laminates. Our proprietary laminate flooring is typically constructed with a high-density fiber board core, inserted between a melamine laminate backing and high-quality photographic paper displaying an image of wood and a ceramic finish, abrasion-resistant laminate top. Our laminate flooring brands allow for easy-click installation, and some include a pre-glued undersurface, moisture repellent, soundproofing, single-strip format or a handscraped textured finish.

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

Bamboo and Cork. Our proprietary bamboo products, harvested from the fast growing bamboo plant, are offered as a prefinished or stained solid wood or engineered floor. Our proprietary cork flooring is produced by harvesting the outer bark of the cork oak tree, and it is durable, acoustical and acts as an insulator.

Finishing

In 2008, we finished approximately 80% of our Bellawood products, or about 21 million square feet, at our state-of-the-art finishing facility in Toano, Virginia, and we obtained the balance from qualified finishing suppliers in North America, South America and Australia. Bellawood products have one of the highest scuff resistant finishes in the industry as measured by the Taber Abrasion Test, an abrasion testing method designed to measure the abrasion resistance of protective floor finishes. We also finish small quantities of certain of our other products at our facility. We continually invest in improving our process controls and product quality, and we believe that our existing finishing infrastructure at our Toano facility can support our planned growth over at least the next three years with limited capital expenditures to increase capacity.

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

We currently purchase products from approximately 90 domestic and international vendors, which are primarily mills or trading companies. Trading companies contract with mills, located primarily in China, to make products for us, and handle certain shipping and customs matters. In 2008, one of the trading companies, Sequoia Floorings, accounted for approximately 29% of our purchases. Our top 10 suppliers accounted for approximately 67% of our supply purchases in 2008. We believe that we are the largest customer for most of our suppliers, which we believe enables us to obtain better prices in some circumstances. We believe that alternative and competitive suppliers are available for most of our products. In 2008, approximately 40% of our product was sourced from Asia, 39% from North America, 16% from South America and 5% from other locations. All of our foreign purchases are negotiated and paid for in U.S. dollars.

Distribution and Order Fulfillment

We operate a single distribution center located in Toano, Virginia. We warehouse our products at that facility before shipping them to our stores by truck or intermodal, and in 2008, approximately 90% of our merchandise passed through that facility before we moved it to our stores, with the remainder shipped directly from our suppliers to our stores. We believe that our existing distribution infrastructure at our Toano facility can support our planned growth over at least the next three years with limited capital expenditures and planned logistics initiatives.

Our Market

The hardwood flooring market represents approximately 10% of the overall U.S. floor coverings market, which includes carpet and area rugs, hardwood and softwood flooring, ceramic floor and wall tile, resilient sheet and floor tile and laminate flooring. In its November 2007 Floor Covering Industry report, Catalina Research, Inc. (or “Catalina”) estimated that the retail value of U.S. hardwood flooring in 2007 was approximately $4.1 billion. In December 2008, Catalina estimated wood flooring sales during the first nine months of 2008 decreased by 11% from the prior year. Considering our hardwood flooring sales percentage was 64% of our total net sales, we estimate our 2008 market share at approximately 8%-9%, up from approximately 7% in 2007.

The wood flooring market serving homeowners is highly fragmented and dependent on a number of complex economic and demographic factors that impact home-related discretionary spending, and these factors may vary locally, regionally, and nationally. We are impacted by home remodeling activity, employment levels, housing turnover, real estate prices, new housing starts, consumer confidence, credit availability, and the general health of consumer discretionary spending. Many of the economic indicators associated with the wood flooring market and generally associated with consumer discretionary spending were weak in 2007 and weakened further in 2008, particularly in the quarter ended December 31, 2008. We will continue to monitor demand indicators for our segment of the flooring market, but we currently do not anticipate significant improvement in the general wood flooring market in 2009.

Although industry sources report the total demand for flooring declined from 2006 through 2008, we believe the number of retailers serving the homeowner-based segment of the wood floor market fell throughout that same period, and our results benefited from increased market share. In addition, we believe we will continue to benefit from the additional market share, gained primarily through new store openings. Though total consumer demand for flooring may continue to be adversely impacted by macroeconomic factors, we believe the longer term trends benefiting hardwood flooring are favorable, including:

•	Home Improvement Spending. As influenced in our market by the age of the existing housing stock, demographic shifts in the population, home ownership levels, and average home size.

•

Greater Attractiveness of Hardwood Flooring. Industry innovations have increased product offerings that appeal to varied consumer preferences. We believe that consumers increasingly prefer hardwood flooring for its perceived cosmetic and durability advantages, as well as its ability to contribute to a healthy home because it is relatively easy to clean and traps less dust, dirt and bacteria than some other types of flooring.

•

Evolution of the Hardwood Flooring Market. Manufacturers offer a wider range of wood species and flooring lines that appeal to a wider range of consumers. Hardwood flooring is increasingly easier and less costly to install and there is increased consumer acceptance of prefinished hardwood floors.

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

Our Employees

As of December 31, 2008, we had 788 employees, 96% of whom were full-time and none of whom were represented by a union. Of these employees, 67% work in our stores, 16% work in corporate store support infrastructure or similar functions (including our call center employees) and 17% work either on our finishing line or in our distribution center. We believe that we have good relations with our employees.

Intellectual Property and Trademarks

We have a number of marks registered in the United States, including Lumber Liquidators®, Bellawood®, 1-800-FLOORING®, Dura-Wood® , Blutec®, Quickclic®, Virginia Mill Works Co. Hand Scraped and Distressed Floors®, Morning Star Bamboo Flooring®, Dream Home Laminate Floors®, Builder’s Pride®, Schön Engineered Floors®, Casa de Colour Collection® and other product line names. We have also registered certain marks in jurisdictions outside the United States, including the European Union, Canada, Australia and Japan. We regard our intellectual property as having significant value and these names are an important factor in the marketing of our brands. Accordingly, we take steps intended to protect our intellectual property including, where necessary, the filing of lawsuits and administrative actions to enforce our rights. We are not aware of any facts that could be expected to have a material adverse effect on our intellectual property.

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

Our foreign suppliers are subject to the laws and regulations of their home countries, including in particular laws regulating forestry and the environment. We consult with our suppliers as appropriate to ensure that they are in compliance with applicable home country laws. We also support social and environmental responsibility among our supplier community, and the majority of our major suppliers have entered into an environmental and social responsibility agreement with us. This agreement contains a code of conduct regarding our expectations concerning environmental, labor and health and safety matters, which includes among its guidelines an understanding that our suppliers must comply with the laws, rules and regulations of the countries in which they operate.

In addition, certain of our products are subject to laws and regulations relating to the importation, acquisition or sale of illegally harvested plants and plant products and the emissions of hazardous materials. We work closely with our suppliers to ensure full and complete compliance with the applicable laws and regulations.

Available Information

We maintain a website at www.lumberliquidators.com. The information on or available through our website is not, and should not be considered, a part of this report. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the Securities and Exchange Commission (or “SEC”) free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

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

Risks Related to Our Business and Industry

Current economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. The U.S. economy is undergoing a period of slowdown and the future economic environment may continue to be less favorable than that of recent years. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products. This potential reduction in access to credit may include our ability to offer customers revolving credit card financing through third-party credit providers on terms similar to those offered previously, or at all. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions continue or further deteriorate in 2009 or through fiscal 2010, our industry, business and results of operations may be severely impacted.

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

The hardwood flooring industry is highly dependent on the remodeling of existing homes and new home construction. In turn, remodeling and new home construction depend on a number of factors which are beyond our control, including interest rates, tax policy, employment levels, consumer confidence, credit availability, real estate prices, demographic trends, weather conditions, natural disasters and general economic conditions. If:

•	the national economy or any regional or local economy where we operate continues to weaken;

•	interest rates rise;

•	credit becomes less available;

•	regions where we operate experience unfavorable demographic trends;

•	fuel costs or utility expenses increase; or

•	home-price depreciation continues;

that could limit discretionary consumer spending, reduce spending on remodeling of existing homes and cause purchases of new homes to decline further. Any one or a combination of these factors could result in decreased demand for hard surface flooring, including in particular premium hardwood flooring, in remodeled and new homes, which would harm our business and operating results.

Increasing our sales and profitability depends substantially on our ability to open new stores and is subject to many unpredictable factors.

As of December 31, 2008, we had 150 stores throughout the United States, 75 of which we opened after January 1, 2006. We plan to open between 30 and 40 new stores during each of the next several years. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. Our future results will depend on various factors, including the successful selection of new markets and store locations, our ability to negotiate leases on acceptable terms, management of pre-opening expenses, the quality of our operations, consumer recognition of the quality of our products, our ability to meet customer demand, the continued popularity of hardwood flooring and general economic conditions. In addition, as we open more stores, our rate of expansion relative to the size of our store base will decline. We may not be able to identify suitable store locations in markets into which we seek to expand and may not be able to open as many stores as planned. Consumers in a new market may be less familiar with our brands, and we may need to increase brand awareness in that market through additional investments in advertising. Stores opened in new markets may have higher construction, occupancy or operating costs, or may have lower average store net sales, than stores opened in the past. In addition, we may incur higher maintenance costs associated with our strategy of seeking out low-cost store locations than in the past. Newly opened stores may not succeed or may reach profitability more slowly than we expect, and the ramp-up to profitability may become longer in the future as we enter more mid-sized and smaller markets and add stores to larger markets where we already have a presence. Future markets and stores may not be successful and, even if we are successful, our average store net sales and our comparable store net sales may not increase at historical rates. Finally, our progress in opening new stores from quarter to quarter may occur at an uneven rate, which may result in quarterly sales and profit growth falling short of market expectations in some periods.

Our sales and profit growth could be adversely affected if comparable store sales are less than we expect.

While future sales growth will depend substantially on our plans for new store openings, the level of comparable store sales (which represent the change in period-over-period sales for stores beginning in their 13th full month of operations) will also affect our sales growth and business results. Comparable store sales increases decelerated during 2008, and we do not expect comparable store sales growth to continue at historical levels due to the impact of weaker consumer spending as a result of the economic downturn and difficult prior-year comparisons. As a result of these factors, it is possible that we will not achieve our targeted comparable store sales growth or that the change in comparable store sales could be negative. If this were to happen, sales and profit growth would be adversely affected.

Failure to manage our growth effectively could harm our business and operating results.

Our plans call for a significant number of new stores, and increased orders from our website, call center and catalogs. Our existing management information systems, including our store management systems and financial and management controls, may be unable to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain regional managers, store managers and store staff. We may not respond quickly enough to the changing demands that our expansion will impose on our management, staff and existing infrastructure. Any failure to manage our growth effectively could harm our business and operating results.

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

We rely on a concentrated number of suppliers for the majority of our supply needs. In 2008, one of our suppliers, Sequoia Floorings, accounted for approximately 29% of our purchases. Our top 10 suppliers accounted for approximately 67% of our purchases in 2008. We generally do not have long-term contracts with our suppliers, and we typically obtain our hardwood supplies on an order-by-order basis, writing orders for future deliveries from 90 to 180 days before delivery. Our suppliers may be unable to supply us in the future due to various factors, which could include political instability in the supplier’s country, a supplier’s financial instability, inability or refusal to comply with applicable laws, trade restrictions or tariffs, insufficient transport capacity and other factors beyond our control. If we can no longer obtain merchandise from our major suppliers, or they refuse to continue to supply us on commercially reasonable terms or at all, and we cannot find replacement suppliers, we could experience a deterioration in our net sales and operating results.

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

Our ability to obtain products from abroad and the operations of many of our international suppliers are subject to risks that are beyond our control and that could harm our operations.

We rely on a select group of international suppliers to provide us with flooring products that meet our specifications. In 2008, approximately 40% of our product was sourced from Asia, approximately 16% was sourced from South America and approximately 5% was sourced from other locations outside of North America. As a result, we are subject to risks associated with obtaining products from abroad, including:

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

If our management information systems experience disruptions or are unable to support our business needs, it could disrupt our business and reduce our sales.

We depend on our management information systems to integrate the activities of our stores, website and call center, to process orders, to respond to customer inquiries, to manage inventory, to purchase merchandise and to sell and ship goods on a timely basis. Our high growth rate creates additional challenges in maintaining and expanding our systems. Our current systems may not be sufficient to support our planned operations and significant upgrades may be warranted or required to meet our business needs.

We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any significant disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed, which could result in delays in the delivery of products to our stores and customers or lost sales. Moreover, our entire corporate network, including our telephone lines, is on an Internet-based network. Accordingly, if our network is disrupted, we may experience delayed communications within our operations and between our customers and ourselves, and may not be able to communicate at all via our network, including via telephones connected to our network.

We may in the future be unable to develop or acquire technology that meets our needs or those of our customers, or have insufficient resources to make necessary investments in technology. Thus, if our information systems are inadequate to handle our growth or if changes in technology cause our information systems to become obsolete, it could disrupt or otherwise harm our operations.

We are considering a replacement of our information systems that might impact our operations.

We are in the process of evaluating substantial modifications to enhance our management information systems, including management reporting, inventory and purchasing management, financial reporting and forecasting. While our existing systems may be satisfactory, we believe that these modifications will be necessary to support our long-term growth plans. There are inherent risks associated with the selection and upgrading of information systems including business and operational disruptions as well as potential delays and cost overruns. Further, if we fail to select appropriate upgrades to our systems or effectively plan for their implementation, our operations and financial condition could be harmed.

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

We believe that our success has depended and continues to depend to a significant extent on the efforts and abilities of our senior management team and our board of directors. Our failure to retain members of that team could impede our ability to build on the efforts they have undertaken with respect to our business. Specifically, the loss of Tom Sullivan, our founder (or “Founder”) and the chairman of our board of directors, could harm us. Under his guidance, we experienced rapid growth and established ourselves as a leading company in the industry. Tom continues to have an active role in determining our strategic direction, and we believe that if we no longer had access to his product knowledge and relationships with our suppliers, it could adversely affect an important competitive advantage. In addition, the loss of Jeff Griffiths, our president and chief executive officer, or Dan Terrell, our chief financial officer, could harm us, as we rely on their significant experience with reporting companies and the retail industry.

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

We currently finish approximately 80% of all Bellawood products at our Toano facility. In 2008, Bellawood flooring accounted for approximately one-quarter of our net sales. We also finish small quantities of certain of our other products there. In addition, the Toano facility serves as our distribution center, and approximately 90% of our merchandise passes through this facility before we move it to our stores. The Toano facility also houses our primary computer systems, which control our management information and inventory management systems, and our corporate headquarters. We do not have any other finishing or distribution facilities. If the Toano facility or our inventory held there were damaged or destroyed by fire, wood infestation or other causes, our entire finishing and distribution processes would be disrupted, which could cause significant lost production and delays in delivery. This could impede our ability to stock our stores and deliver products to our customers, and cause our sales and operating results to deteriorate.

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

We believe that our past success was achieved in part through our successful investment in local and national advertising. We typically locate our stores in industrial or commercial areas that have lower rents than traditional retail locations, but that are generally set some distance from population centers and downtown urban areas. To support this real estate strategy, we have used extensive advertising to encourage customers to drive to our stores. We may need to increase our advertising expense to support our business strategy in the future. In addition, we are transitioning our toll-free telephone number from 1-800-FLOORING, which we lease under a contract with indefinite renewal rights, to 1-800-HARDWOOD, the rights to which we own. We may experience increased costs until the transition is complete or in the event that our existing lease is terminated. If our advertisements fail to draw customers in the future, or if the cost of advertising or other marketing materials increases significantly, we could experience declines in our sales and operating results.

We have entered into a number of lease agreements with companies controlled by our controlling stockholder, which may make it more difficult to modify or terminate those leases.

We have entered into several agreements with related parties in connection with a significant number of transactions, including leases for our Toano facility, which includes a store location, and 25 of our other store locations as of December 31, 2008. Tom Sullivan is the sole owner of ANO LLC, with which we have in the past entered into most such agreements. In addition, Tom is the sole owner of Wood on Wood Road, Inc., and he has a 50% membership interest in BMT Holdings, LLC, and we lease one store location from each of these entities. While we believe that these leases we have signed to date are on fair market terms, it may be more difficult for us to modify or terminate those leases in the future, or we may be prevented from doing so by the actions of Tom, who is a significant stockholder.

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

We are subject to a wide range of general and industry-specific environmental, health and safety and other laws and regulations imposed by federal, state and local authorities, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain hazardous materials and wastes, the remediation of contaminated soil and groundwater and the health and safety of employees. If we are unable to extend or renew a material approval, license or permit required by such laws, or if there is a delay in renewing any material approval, license or permit, that may cause our sales and operating results to deteriorate or otherwise harm our business. Likewise, with regard to our products, we may spend significant time and resources to ensure compliance with applicable environmental, health and safety laws and regulations. If we fail to comply with these laws and regulations, we could be subject to legal risk, our operation could be impacted negatively and our reputation could be damaged.

We have incurred and will continue to incur increased costs and risks associated with complying with corporate governance and disclosure standards.

We completed our initial public offering in November 2007. We have spent and continue to spend a significant amount of management time and external resources to comply with laws, regulations and standards relating to corporate governance and public disclosure, including under the Sarbanes-Oxley Act of 2002 and related rules of the SEC and New York Stock Exchange. Complying with these requirements has increased our costs and made some activities more time-consuming. A number of the requirements necessitated that we carry out activities we had not previously undertaken. In the event we identify any issues in complying with those requirements (for example, if a material weakness was identified in our internal control over financial reporting), we could incur additional costs rectifying those issues, and their existence could impact our reputation or investor perceptions of us or otherwise harm our business. We are currently not aware of any material weaknesses in our internal controls or disclosure controls. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We may incur costs resulting from security risks we face in connection with our electronic processing and transmission of confidential customer information.

We accept electronic payment cards for payment in our stores and through our call center. In addition, our on-line operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. As a result, we may become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Further, a compromise of our security systems that results in our customers’ personal information being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations and financial condition, and could result in litigation against us or the imposition of penalties. A security breach could also require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations, particularly our on-line sales operations.

Additionally, privacy and information security laws and regulations change, and compliance with them may result in cost increases due to necessary systems changes and the development of new administrative processes. If we fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal risk as a result of non-compliance.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, stock-based compensation, sales returns reserves, inventories, self-insurance, income taxes, unclaimed property laws and litigation, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

Our insurance coverage and self-insurance reserves may not cover future claims.

We maintain various insurance policies for employee health, workers’ compensation, general liability and property damage. Effective June 1, 2008, we entered into certain new insurance policies with modified coverage. Prior to entering into the new policies, we were covered by fixed cost policies for health insurance. Now, we are self-insured on certain health insurance plans and are responsible for losses up to a certain limit for these respective plans. We continue to be responsible for losses up to a certain limit for general liability and property damage insurance.

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

At December 31, 2008, Tom controlled approximately 34%, and certain funds managed by TA Associates, Inc., a private equity investment firm, controlled approximately 12%, of our outstanding common stock. Accordingly, each of these parties is able to exercise significant influence over our business policies and affairs and all matters requiring a stockholders’ vote, including the composition of our board of directors, the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets. This concentration of ownership could also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without their support. These interests of these stockholders may conflict with yours, and they may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to holders of our common stock or be harmful to our business or other investors. In addition, the timing and volume of any transactions involving our common stock by these stockholders may, among other things, cause fluctuations in the price of our common stock.

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

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to various factors.

Our quarterly operating results may fluctuate significantly because of various factors, including:

•	changes in comparable store sales and customer visits, including as a result of declining consumer confidence or the introduction of new products;

•	the timing of new store openings and related revenues and expenses;

•	profitability of our stores, especially in new markets;

•	the impact of inclement weather, natural disasters and other calamities;

•	variations in general economic conditions, including the impact of interest rates on our interest income;

•	changes in consumer preferences and discretionary spending;

•	fluctuations in supply prices; and

•	tax expenses, impairment charges and other non-operating costs.

As a result of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Average store sales or comparable store sales in any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors, which could cause our stock prices to fall.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of March 3, 2009, we operated 157 stores located in 44 states, including 7 opened since December 31, 2008. We lease all of our stores and our corporate headquarters located in Toano, Virginia, which includes our call center, corporate offices, and distribution and finishing facility. Our corporate headquarters has 307,784 square feet, of which approximately 32,000 square feet are office space, and is located on a 74-acre plot.

The table below sets forth the locations (alphabetically by state) of our stores in operation as of March 3, 2009.

State	Stores	State	Stores	State	Stores	State	Stores
Alabama	4	Indiana	2	Missouri	2	Pennsylvania	6
Arizona	3	Iowa	2	Nebraska	1	Rhode Island	1
Arkansas	1	Kansas	2	Nevada	2	South Carolina	3
California	12	Kentucky	2	New Hampshire	3	Tennessee	4
Colorado	4	Louisiana	3	New Jersey	4	Texas	12
Connecticut	2	Maine	1	New Mexico	1	Utah	1
Delaware	1	Maryland	3	New York	9	Vermont	1
Florida	12	Massachusetts	4	North Carolina	4	Virginia	7
Georgia	5	Michigan	5	Ohio	5	Washington	4
Idaho	1	Minnesota	2	Oklahoma	2	West Virginia	2
Illinois	6	Mississippi	1	Oregon	2	Wisconsin	3

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

The Variable Plan

On December 7, 2007, Kevin Sullivan, the Founder’s brother and one of our regional managers until December 2008 (or “Kevin”), filed a demand for arbitration seeking to recover the number of shares to which he alleged he was entitled under the Variable Plan and naming us and the Founder as respondents. In accordance with the terms of the Variable Plan, we determined and certified that 853,853 shares of common stock had vested (the “Vested Shares”) and were exercisable under the Variable Plan. Pursuant to the terms of the Variable Plan, the Founder had previously placed 1.5 million shares of common stock in escrow (the “Escrowed Shares”) for purposes of satisfying his obligations thereunder, which we had generally guaranteed. We were not a party to the escrow arrangement between the Founder and Kevin.

On or about May 29, 2008, Kevin filed an Amended Statement of Claim in the arbitration in which he maintained that he was entitled to more than the Vested Shares. He asserted claims against the Founder and us for breach of contract, fraud and a violation of the Massachusetts Weekly Wage Act (the “Wage Act”). He sought transfer of the number of shares owed to him under the Variable Plan as well as treble damages, attorney’s fees and costs under the Wage Act.

In November 2008, the parties completed the arbitration proceeding. Thereafter, in a ruling dated December 1, 2008, the arbitrator determined that Kevin was entitled only to the Vested Shares and denied his breach of contract, fraud and Wage Act claims against the Founder and us. The arbitrator ordered the escrow agent to release the Escrowed Shares to the Founder and Kevin in amounts consistent with the arbitrator’s ruling. The arbitrator did not award costs or attorney’s fees to any party. The Escrowed Shares were subsequently released to Kevin and the Founder in accordance with the arbitrator’s award.

Vazilia Corporation

In July 2006, we entered into a purchase agreement with Vazilia Corporation (“Vazilia”) pursuant to which we would purchase a total of approximately 27 million square feet of Vazilia’s assorted products over a four-year period, with the unit prices set at the time a purchase order was created/accepted (the “Purchase Agreement”). After entering into the Purchase Agreement, certain products ordered from Vazilia were not delivered and certain products that were delivered did not meet the applicable specifications. As a result, we have purchased these or similar products from other suppliers. We are not currently receiving product under the Purchase Agreement.

On or about October 3, 2008, Vazilia filed a demand for arbitration in which it alleges that we breached the Purchase Agreement. Vazilia is seeking damages of approximately $1.6 million, plus costs of the arbitration proceeding. In addition, Vazilia is requesting a declaration terminating the Purchase Agreement and awarding liquidated damages provided thereunder.

In response to the demand for arbitration, we filed a counterclaim against Vazilia, which was subsequently amended. We are seeking damages of approximately $1.5 million, plus interest, attorney’s fees and costs, as well as a declaration that the Purchase Agreement is terminated. We deny the claims asserted by Vazilia and intend to defend this matter and pursue our counterclaim vigorously. While there is a reasonable possibility that a material loss may be incurred, we cannot estimate the loss, if any, therefore no provision for losses has been provided.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (or “NYSE”) under the trading symbol “LL.” We are authorized to issue up to 35,000,000 shares of common stock, par value $0.001. Total shares of common stock outstanding at March 3, 2009 were 26,791,891, and we had 19 stockholders of record.

The following table shows the quarterly high and low closing sales prices as reported by the NYSE for each quarter during the last two fiscal years that our common stock was publicly traded.

	Price Range
	High	Low
2008:
Fourth Quarter	$11.96	$8.03
Third Quarter	15.22	11.62
Second Quarter	16.55	10.67
First Quarter	11.03	6.07
2007:
Fourth Quarter(1)	9.76	7.83

(1)	Our common stock began trading on the NYSE on November 9, 2007; therefore the price range for the fourth quarter of 2007 represents the high and low closing sales prices from November 9, 2007 through December 31, 2007.

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

Performance Graph

The following performance graph compares the performance of our common stock during the period beginning November 9, 2007 and ending December 31, 2008 to the Dow Jones US Furnishings Index and a Peer Group index consisting of companies selected for the same period. Home Depot, Inc. and Lowe’s, Inc. constitute the Peer Group index companies. The graph assumes a $100 investment in our common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the period.

	11/9/07	11/30/07	12/31/07	1/31/08	2/29/08	3/31/08	4/30/08	5/31/08	6/30/08	7/31/08	8/31/08	9/30/08	10/31/08	11/30/08	12/31/08
Lumber Liquidators, Inc.	$100.00	$91.91	$92.11	$91.19	$93.75	$108.61	$128.48	$162.70	$133.20	$153.48	$132.27	$128.69	$85.35	$97.13	$108.19
NYSE Stock Market (US Companies)	$100.00	$101.74	$101.00	$96.09	$93.81	$92.78	$97.07	$98.42	$90.39	$89.30	$90.65	$82.70	$68.43	$63.33	$64.48
Dow Jones US Furnishings Index	$100.00	$100.91	$96.23	$96.62	$88.44	$79.59	$80.23	$84.93	$74.00	$76.58	$85.72	$84.51	$62.98	$46.15	$50.20
Peer Group	$100.00	$102.39	$95.85	$110.45	$97.62	$99.23	$105.14	$100.00	$86.39	$86.64	$101.34	$97.51	$89.22	$86.30	$88.21

This stock performance information is “furnished” and shall not be deemed to be “soliciting material” or subject to Rule 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing, except to the extent that we specifically incorporate the information by reference.

Item 6.	Selected Financial Data.

The selected statements of income data for the years ended December 31, 2008, 2007, and 2006 and the balance sheet data as of December 31, 2008 and 2007 have been derived from our audited financial statements included in Item 8. “Financial Statements and Supplementary Data” of this report. This information should be read in conjunction with those audited financial statements, the notes thereto, and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. The selected balance sheet data set forth below as of December 31, 2006, 2005, and 2004 and income data for the years ended December 31, 2005 and 2004 are derived from our audited financial statements contained in reports previously filed with the SEC, not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2008	2007	2006(1)	2005	2004
	(in thousands, except share and per share amounts)
Statement of Income Data
Net sales	$482,179	$405,307	$332,060	$244,947	$171,766
Cost of sales	314,501	270,193	221,931	158,844	115,857

Gross profit	167,678	135,114	110,129	86,103	55,909
Selling, general and administrative expenses	130,693	116,308	88,716	67,900	48,461
Impairment loss on long-lived assets	—	—	—	—	293

Operating income	36,985	18,806	21,413	18,203	7,155
Interest expense	27	722	722	638	429
Other (income) expense(2)	(834)	(413)	(368)	(96)	190

Income before income taxes	37,792	18,497	21,059	17,661	6,536
Provision for income taxes(3)	15,643	7,171	8,161	6,948	(1,450)

Net income	$22,149	$11,326	$12,898	$10,713	$7,986

Net income per common share:
Basic	$0.83	$0.68	$0.86	$0.71	$0.53
Diluted	$0.82	$0.48	$0.56	$0.46	$0.51
Weighted average common shares outstanding:
Basic	26,772,288	16,646,674	15,000,100	15,000,100	15,000,100
Diluted	27,090,593	23,634,995	22,989,403	23,063,174	15,675,477

(1)	We adopted the provisions of SFAS 123(R), using the prospective-transition method, effective January 1, 2006.

(2)	Includes interest income.

(3)	Effective December 1, 2004, we elected to be taxed as a “C” corporation for federal and state income tax purposes. Prior to this election, we were not subject to federal and certain state income taxation at the corporation level.

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$35,139	$33,168	$3,965	$6,031	$3,031
Merchandise inventories	88,731	72,024	51,758	30,009	22,507
Total assets	152,405	128,424	78,020	55,162	39,753
Total debt and capital lease obligations, including current maturities	—	122	9,603	10,360	12,364
Stock compensation liability	—	—	9,132	8,092	4,958
Redeemable preferred stock	—	—	34,795	34,744	34,693
Total stockholders’ equity (deficit)	114,397	92,188	(5,468)	(18,775)	(30,242)
Working capital(1)	96,245	77,875	30,297	17,059	8,091

(1)	Working capital is defined as current assets minus current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States, based on industry sources and our experience. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products.

We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. Substantially all of our products are purchased directly from mills or associated brokers with whom we have cultivated long-standing relationships to ensure a consistent supply of high-quality product at the lowest prices. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors.

We offer our products through multiple, complementary channels, including 150 Lumber Liquidators stores in 44 states at December 31, 2008, a full-service call center in Toano, Virginia, our website and catalogs. We seek to appeal to customers who desire a high-quality product at an attractive value and are willing to travel to less convenient locations to get it. We sell our products principally to existing homeowners, who represent over 90% of our customer count. Historically, these homeowners are in their mid-30’s or older, are well-educated and have been living in their homes for at least several years.

We believe that our brands, value proposition and integrated multi-channel approach are important competitive advantages in a hardwood flooring market that is highly fragmented. We compete on the basis of price, quality, selection and availability of the hardwood flooring that we offer our customers, as well as the level of customer service we can provide. We position ourselves as hardwood flooring experts and believe our high level of customer service reflects this positioning.

We have recently completed a significant investment in our store support infrastructure which we believe will support our continued growth for multiple years. From late 2005 through 2007, we assembled an experienced executive team, increased the number of regional store managers and strengthened the key areas of merchandising and logistics. In 2006 and 2007, we increased our emphasis on moldings and accessories and expanded our product offerings to include a broader assortment of key product lines, including the introduction of a number of premium products such as handscraped solid and engineered hardwoods, stained and strand bamboos, and laminates with a heavier wear layer and foam backing.

We have grown our store base rapidly with 50% of our total store locations opened in the past three years, including 34 new stores in 2008. Historically, we established a national footprint primarily by opening one store in primary and secondary metropolitan markets, and in late 2005, we began opening complementary stores in these existing markets. We believe our primary and secondary metropolitan markets will benefit from additional store locations. Of the 30 to 40 stores we plan to open during each of the next several years, we expect an approximately equal mix of stores in these existing markets and stores in new markets. Our experience has shown that our store model is well suited for markets smaller than the primary and secondary metropolitan areas, and going forward, these will represent the majority of our new market stores.

Our recent store opening activity is as follows:

	2008	2007	2006
Number of stores at January 1	116	91	76
New stores	34	25	16
Closed stores(1)	—	—	(1)

Number of stores at December 31	150	116	91

(1)	The 2006 closed location represents a laminate flooring-only store established to operate during the remaining lease period of a relocated store.

Besides new store openings, the other important driver of growth in our net sales has been increased comparable store net sales, which accounted for a substantial portion of our historical net sales growth. We generally consider a store comparable on the first day of the 13th month of operation, and stores in operation from 13 months to 36 months have historically shown greater net sales increases than our more mature stores. Our comparable store net sales increases were 1.6% in 2008, 8.6% in 2007 and 17.3% in 2006. Due to increases in baseline store volumes, an increase in the number of new stores opened in existing markets, and a weakening in the residential flooring market, we anticipated comparable store net sales to increase at slower rates in 2008 than in previous years. Through the nine months ended September 30, 2008, comparable store net sales had increased 3.8%. In the quarter ended December 31, 2008, however, our comparable store net sales declined 4.6% due to a dramatic decline in the macroeconomic environment.

We expect home-related discretionary spending will continue to be challenged by the macroeconomic environment throughout 2009. Although the hardwood flooring market is likely to remain weak as a result, we believe the number of retailers serving the homeowner-based segment of the wood floor market will continue to decline and present an opportunity for market share growth, primarily through store base growth. We do not anticipate comparable store sales growth until the latter half of 2009, but we intend to continue our strategic new store opening plan with 30 to 36 new locations in 2009. We believe we will continue to expand our operating margins as we maintain focus on our value proposition to the customer and concentrate on product flow initiatives and efficiencies from consistent store operations.

Our gross profit is driven primarily by the cost of acquiring the products we sell from our suppliers, but also includes inbound transportation costs from those suppliers to our distribution center or stores, customs and duty charges, transportation charges from our distribution center to our stores and the cost of delivering product purchases to the customer. We have focused our efforts on expanding our product assortment, strengthening our in-stock position and implementing logistics initiatives to reduce transportation costs, which resulted in gradual gross margin expansion that began in the latter half of 2007.

Historically, our most significant operating expenses have been our advertising expenses and labor costs. Our annual advertising costs have generally declined as a percentage of net sales as we have increased our store base, but may vary from quarter to quarter with shifts in marketing strategy and the timing of our marketing campaigns. Our in-store labor costs will increase as a result of new store openings, and in general, we expect total labor costs to decline as a percentage of net sales. In 2008 and 2007, our labor costs were significantly impacted by our investment in the store support infrastructure. Overall, we expect that our aggregate operating expenses will decline as a percentage of our net sales as we continue to grow our store base and net sales.

We completed our initial public offering on November 9, 2007, receiving net proceeds of $36.2 million. We used a portion of those proceeds to repay all outstanding amounts under our senior secured loan agreement, and we remain debt free through December 31, 2008. Leading up to, and as a result of, our initial public offering, and due to the Variable Plan described below and in Notes 6 and 11 to the consolidated financial statements, our stock-based compensation expense has significantly impacted our operating results and net income.

2008 Highlights

Net Sales. Net sales for 2008 increased $76.9 million from 2007, or 19.0%, primarily driven by non-comparable store net sales, including 34 new store locations opened during 2008, and a 1.6% increase in comparable store net sales. Consumer demand for our expanded product assortment drove increases in sales volume (primarily measured in square footage), partially offset by a decrease of approximately 4.3% in the average retail price per unit sold. Changes in our mix of products sold, or sales mix, were the primary drivers of both the decrease in the average retail price per unit sold and a decrease in our average sale, to approximately $1,750 in 2008 from approximately $1,800 in 2007. We believe changes in our sales mix were primarily due to i) customer acceptance of an expanded assortment of premium products within the laminates, bamboo and cork product lines, which generally carry a lower than average retail price, ii) our increased emphasis on, and the availability of, liquidation deals, and iii) the weakening economy. As compared to our competitors, we believe our retail prices present the greatest value in the premium product categories. We utilize liquidation deals to both present a value opportunity and drive incremental consumer traffic, a portion of which is converted to demand for our proprietary brands. In our proprietary brands of laminates, bamboo and cork, net sales increased 45.3% and the average retail price per unit sold increased 6.2%.

Gross Margin. Gross margin was 34.8% for 2008, up from 33.3% for the prior year. This improvement is primarily due to changes in our sales mix, and our effective execution of initiatives in store operations, merchandising and logistics. These initiatives enhanced our retail pricing discipline and strengthened our control over costs that impact the average cost per unit sold. In addition, our 2008 efforts to strengthen the merchandising of liquidation deals from acquisition to final sell-through, coupled with an increased availability of high-quality, high unit count special liquidation deals primarily in the first half of the year, benefited gross margin.

The Variable Plan. As described in detail below, and in Notes 6 and 11 to the consolidated financial statements, a December 1, 2008 arbitration ruling confirmed the number of shares of common stock to be transferred from our Founder to his brother under the provisions of the Variable Plan, and we do not anticipate any additional costs to be incurred related to this matter. As a result of the arbitration ruling, we reduced stock-based compensation by $2.96 million, reversing an accrual from the fourth quarter of 2007. During 2008, legal and professional expenses, net of insurance reimbursements, related to the Variable Plan were $0.7 million and were included in selling, general and administrative expenses.

Effective Income Tax Rate. The effective income tax rate for 2008 was 41.4%, as compared to 38.8% for 2007. The increase in the effective rate is primarily a result of the exercise of the Variable Right (as defined below) on February 1, 2008 pursuant to the terms of the Variable Plan. The fair value of the Vested Shares on the exercise date was less than the fair value on the vesting date and, as a result, a portion of the related deferred tax benefit was not deductible on our tax return. We had no excess tax deductions recorded in additional capital to offset this reduction in the deferred tax benefit. Accordingly, we recorded $0.7 million of additional income tax expense during the first quarter of 2008, which was slightly offset during the year by excess tax benefits on stock option exercises.

External Factors Impacting Our Business

The wood flooring market which serves the homeowner is highly fragmented and dependent on a number of complex economic and demographic factors that impact home-related discretionary spending, and these factors may vary locally, regionally, and nationally. We are impacted by home remodeling activity, employment levels, housing turnover, real estate prices, new housing starts, consumer confidence, credit availability, and the general health of consumer discretionary spending. Many of the economic indicators associated with the wood flooring market and generally associated with consumer discretionary spending were weak in 2007 and weakened further in 2008, particularly in the quarter ended December 31, 2008. We will continue to monitor demand indicators for our segment of the flooring market, but we currently do not anticipate significant improvement in the general wood flooring market in 2009.

Although the hardwood flooring market is projected to experience long-term growth, industry sources report an overall decline in the demand for flooring from 2006 through 2008. We believe the number of retailers serving the homeowner-based segment of the wood floor market declined in both 2007 and 2008, and our results benefited from increased market share. Though we are likely to be adversely impacted by decreased consumer demand for wood flooring, we believe we will continue to benefit from the additional market share, gained primarily through new store openings. In addition, we continue to believe that the longer term trends for our industry are favorable, including customer perception of hardwood flooring as an attractive alternative to other floor coverings, home improvement spending, home ownership, increasing home size and demographic trends. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry.”

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

Net Sales. We derive net sales primarily from sales of solid and engineered hardwoods, laminate, bamboo and cork flooring products, moldings and flooring accessories made through our stores, call center, website and catalogs. Net sales, which include freight costs billed to customers, are net of any returns by customers. Net sales from customer orders placed through the call center, our website or our catalogs are recorded by the store where the customer picks up the merchandise or schedules delivery. Several factors affect our net sales in any period, including the number of stores in operation and comparable store net sales for any given store or group of stores, which can be influenced by our operational effectiveness, pricing, marketing and promotional efforts, brand recognition levels, local competition and trade area demographics.

Growth In Our Store Base. We opened 34 stores in 2008, 25 stores in 2007, and 16 stores in 2006, which contributed substantially to the growth of our net sales in those years. We plan to open between 30 and 40 new stores during each of the next several years. The cost required to open a typical new store is generally less than $280,000, of which inventory, net of trade payables, represents approximately $230,000. Our new stores have historically opened with an initial ramp-up period typically lasting from 36 to 48 months or more, during which they have generated net sales below the levels at which we expect them to normalize. Our average new store across our markets has, however, historically become profitable within three months of beginning operations and generally returned its initial cash investment within eight months. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry.”

Comparable Store Net Sales. The other important driver of growth in our net sales has been increased comparable store net sales, which have accounted for a substantial portion of our historical net sales growth. Stores generally enter the comparable store base on the first day of the thirteenth full calendar month after they open. Various factors affect comparable store net sales, including:

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

We work to improve gross profits and gross margin on an ongoing basis through inventory management improvements, logistics alternatives, pricing levels, promotional activities and vendor relationships, among other things. Several of our recent initiatives to position our business for more effective future growth have also had a significant impact on our gross margins, and we continue to assess various opportunities. We review our inventory levels and sales mix on a regular basis to identify slow-moving merchandise and products which do not meet our quality standards and cannot be sold at full price, and generally use promotional events and mark-downs to clear that inventory. We believe that, taken together, the changes we have made and intend to implement should enable us to sustain and gradually increase our gross margins in future periods. Our gross profit and gross margin may not be comparable to other companies that record different costs as components of cost of sales.

Selling, General, Administrative and Other Operating Expenses.

Advertising Expenses. Historically, one of the largest components of our selling, general and administrative (or “SG&A”) expenses is advertising at the national, regional and local level, as well as, costs associated with publishing our catalogs and maintaining our website. We have made a significant investment in advertising to develop our national brands, including our portfolio of proprietary product offerings. We believe Lumber Liquidators is now recognized across the United States as a destination for high-quality hardwood flooring at everyday low prices. We have historically focused on national advertising, including buying ads in national publications, using targeted television advertising, co-sponsoring television shows, advertising on syndicated radio programs and sports marketing. We are currently placing additional focus on direct mail efforts that have a more direct link to driving demand for our products. We are also emphasizing local advertising to support targeted store growth and in connection with new store openings, while maintaining appropriate levels of national advertising. We continue to see greater returns on our investment in national advertising as we open more stores near potential customers who have already been introduced to our brands. In addition, while our advertising costs may vary from quarter to quarter with shifts in marketing strategy and the timing of our marketing campaigns, we believe that the percentage of our net sales devoted to marketing and advertising will generally decline as we continue to grow. See “Item 1A. Risk Factors—Risks Relating to Our Business and Industry.”

Labor Costs. The majority of our labor costs, which include salaries, commissions and benefits, relate to staff at our stores and our distribution facility. In recent years, however, labor costs have increased as we enhanced our store support strategies and operational infrastructure, in order to position our business for more effective and sustainable future growth. We expect labor costs to increase as we open more stores, but decrease as a percentage of net sales.

Other Expenses. Our SG&A expenses also include occupancy costs for our stores, warehouse and headquarters (including rent, utilities, real estate taxes and maintenance charges); stock-based compensation expenses; depreciation and amortization; and other expenses including legal and professional fees, credit and debit card discount and processing fees, bank fees, and other corporate and administrative functions that support our stores. SG&A expenses also include store opening costs, which we expense as they are incurred.

Other Significant Factors Affecting our Results

Stock-based compensation expense has significantly impacted our total SG&A expenses, due primarily to three factors (each of which is described in more detail below):

•	A Variable Plan between our Founder and his brother, one of our regional managers until December 2008;

•	Stock options granted to employees; and

•	The acceleration of the vesting of certain stock options as a result of our IPO.

Total stock-based compensation expenses included in SG&A for 2008, 2007 and 2006 were:

	2008	2007	2006
Variable Plan	$(2,960)	$3,220	$1,040
Stock Options, Restricted Stock and Other	2,969	1,756	409
Acceleration of Stock Options/Regional Manager Plan	—	1,235	—

Total	$9	$6,211	$1,449

Variable Plan. We were party to a stock-based agreement between the Founder and his brother, Kevin Sullivan, a regional manager until December 2008 (or “Kevin”), accounted for as a variable performance plan (the “Variable Plan”) in accordance with the provisions of SFAS 123(R). The Variable Plan awarded Kevin the right (the “Variable Right”) to an ownership percentage of common stock, contributed by the Founder. The Variable Plan was originally established in 1998, and through an amendment in 2005, the Variable Right was established to award Kevin a right to purchase an ownership position in common stock from the Founder for his service to the Company. The ownership position was defined as a fixed percentage of 2.5% of common stock on a fully diluted basis, as defined in the agreement, plus an additional ownership percentage based on certain performance criteria, primarily a comparison of the net income of the region under Kevin’s management to total Company net income on a trailing twelve-month basis.

The Variable Plan provided for a cash settlement of the Variable Right at a defined, performance based, value through put-call provisions, executed by the Founder or Kevin, if an IPO or sale event, as defined, had not taken place prior to February 1, 2008. The Founder was liable for the cash payment, and we guaranteed his performance. Pursuant to the terms of the Variable Plan, the Founder had previously placed 1.5 million shares of common stock in escrow for purposes of satisfying his obligations thereunder, which obligations we had generally guaranteed.

The Variable Right fully vested and became exercisable in connection with the IPO and all cash settlement provisions via put-call rights terminated. In accordance with the terms of the Variable Plan, we calculated that 853,853 shares of common stock had vested and were exercisable under the Variable Right. Cumulative stock-based compensation expense related to the Variable Plan was determined utilizing the Vested Shares and the $11 per share IPO price to adjust the stock compensation liability and in the fourth quarter of 2007, the stock compensation liability was reclassified to additional capital in accordance with the provisions of SFAS 123(R). The Variable Right was exercised on February 1, 2008.

Kevin filed a demand for arbitration and an Amended Statement of Claim where he maintained that he was entitled to, among other things, more than the Vested Shares. As a result, during 2007 we recorded an additional $2.96 million of stock-based compensation expense related to the Variable Plan, as our best estimate of the ultimate value of incremental shares (above the Vested Shares) that may have been delivered to Kevin via settlement or arbitration.

In November 2008, the parties completed the arbitration proceeding, and in a ruling dated December 1, 2008, the arbitrator determined that Kevin was entitled only to the Vested Shares. We reversed the additional accrual of stock-based compensation expense related to the Variable Plan, which reduced current year stock-based compensation expense by $2.96 million, with an offset to additional capital. During 2008, the legal, professional and other fees associated with this matter cost us $0.7 million, net of insurance proceeds.

Stock Options, Restricted Stock and Other Equity Equivalents. As described in Note 6 to the consolidated financial statements included in Item 8 of this report, we maintain an equity incentive plan for employees, non-employee directors and other service providers, the Lumber Liquidators, Inc. 2007 Equity Compensation Plan, from which we expect to continue to grant stock options and restricted share awards, primarily on an annual basis.

Our initial grant of stock options was in 2006. This initial grant of 1,796,847 stock options represents 80.7% of the stock options outstanding at December 31, 2008, and will now generally vest through July 2009 (1,031,847 options) and October 2010 (865,000 options).

Acceleration of Stock Options and Initial Recognition of Stock Units. We recorded approximately $1.0 million of stock-based compensation expense in the fourth quarter of 2007 related to the one-time acceleration, triggered by the IPO, of vesting provisions in certain stock option agreements resulting in the immediate vesting of 261,313 stock options. In addition, we recorded approximately $0.2 million of stock-based compensation expense in the fourth quarter of 2007 related to the initial recognition of stock units under the 2006 Regional Plan (as defined in Note 6 to the consolidated financial statements).

Results of Operations

The following tables set forth components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Year Ended December 31,
	2008	2007	2006
	(in millions, except percentages and number of stores)
Net sales	$482.2	$405.3	$332.1
Comparable store net sales increase from prior year	1.6%	8.6%	17.3%
Number of stores opened in period(1)	34	25	16
Cost of sales	$314.5	$270.2	$221.9
Gross profit	167.7	135.1	110.1
SG&A expenses	130.7	116.3	88.7
Operating income	37.0	18.8	21.4
Net income	22.1	11.3	12.9

	Year Ended December 31,
	2008	2007	2006
	(% of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.2%	66.7%	66.8%
Gross profit	34.8%	33.3%	33.2%
SG&A expenses	27.1%	28.7%	26.7%
Operating income	7.7%	4.6%	6.4%
Net income	4.6%	2.8%	3.9%

(1)	In May 2006, we closed a laminate flooring-only store that had been established to operate during the remaining lease period of a relocated store.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales.

	For the year ended December 31,
	2008	2007
	(dollars in thousands)
Net sales	$482,179	$405,307
Comparable net sales increase	1.6%	8.6%
Number of stores open at year end	150	116
Number of stores opened during the year	34	25

Net sales for 2008 increased $76.9 million, or 19.0%, over 2007 due to a $6.5 million increase in comparable store net sales and an increase of $70.4 million in non-comparable store net sales. Overall, net sales increased due principally to the following factors:

•

A broader assortment of premium products in certain key product lines such as handscraped hardwoods, bamboo and laminate products offered under a number of our proprietary brands, continued to drive increased demand. Partially offsetting this benefit were decreases in the sales mix of certain Bellawood and certain other hardwoods which generally carry a higher than average unit retail price.

•

Sales of moldings and accessories increased 36.3% and represented 11.0% of net sales in 2008, up from 9.6% of net sales in 2007, as we continued to broaden our assortment and strengthened our commitment to a more consistent in-stock position.

•

The increased availability of special liquidation deals in 2008 allowed us to add selective merchandise offerings that presented a value opportunity for the customer while creating promotional opportunities for us to drive incremental consumer traffic, a portion of which was converted to demand for our proprietary brands.

•

Comparable store net sales were driven primarily by the continued maturation of stores in operation for 13 to 36 months at December 31, 2008, where net sales increased 12.8%. Net sales at these comparable stores generally increase faster than at our mature stores, where net sales declined 0.7%.

Gross Profit and Gross Margin.

	For the year ended December 31,
	2008	2007
	(dollars in thousands)
Net Sales	$482,179	$405,307
Cost of Sales	314,501	270,193

Gross Profit	$167,678	$135,114
Gross Margin	34.8%	33.3%

Gross profit in 2008 increased $32.6 million, or 24.1%, to $167.7 million in 2008 from $135.1 million in 2007. Gross margin improved 150 basis points in 2008 as compared to 2007 primarily due to:

•

The introduction of certain premium products in key product lines began late in the second quarter of 2007. We broadened those offerings and increased inventory levels throughout the second half of 2007 and 2008. These premium products typically carry a higher than average retail gross margin and have gained significant sales strength in comparing 2008 to 2007.

•	Moldings and accessories carry a higher than average gross margin and the sales mix of these products have increased in 2008 as compared to 2007.

•

Expenses related to domestic and international transportation generally increased in comparing 2008 to 2007. Rising fuel costs generally increased the average cost of an inbound international container and the average per-mile ground charge. These fuel costs which had significantly risen in 2008, declined sharply in the fourth quarter. As a component of the product unit cost, however, the gross margin impact of a change in fuel costs tends to lag by 60 to 120 days. In addition, a number of logistics initiatives have been implemented to reduce the miles driven by trucks supplying merchandise inventories to our stores. These initiatives began in the third and fourth quarter of 2007 and continued throughout 2008.

•	Liquidation deals favorably impacted 2008 gross margin in three ways:

•

In the second quarter of 2008, we strengthened our merchandising staff to enhance our focus on the entire product cycle of liquidation deals, an important component of both our product assortment and our promotional marketing campaigns.

•

Certain special higher than average quality and unit count liquidation deals were available throughout 2008, but particularly in the first and second quarters. We estimate that these special buys, which are difficult to anticipate in future periods, benefited gross margin by approximately 10 to 15 basis points in comparing 2008 to the prior year.

•

The promotional opportunities surrounding these special liquidation deals generated incremental consumer traffic, a certain portion of which we believe converted to our proprietary products, particularly our laminates, contributing up to approximately 7 to 8 basis points to the improvement in our gross margin for the year.

•

A tariff on certain bamboo products was reduced in the second quarter of 2008. The tariff was originally implemented in the second quarter of 2007 and was rebated retroactively on an individual entry basis. Gross margin for 2008 benefited from the retroactive rebate by approximately 20 basis points. We completed the rebate process in the third quarter of 2008.

Operating Income.

	For the year ended December 31,
	2008	2007
	(in thousands)
Gross Profit	$167,678	$135,114
SG&A Expenses	130,693	116,308

Operating Income	$36,985	$18,806

Operating income for 2008 increased $18.2 million, or 96.7%, over 2007 as the $32.6 million increase in gross profit was partially offset by a $14.4 million increase in SG&A expenses. These increases in SG&A expenses were principally due to the following factors:

•

Salaries, commissions and benefits increased $8.6 million for 2008 from the prior year. This increase was primarily due to the growth in our store base and related warehouse operations, but also reflect salaries, commissions and benefits related to our executive and operational infrastructure investment, which we completed in the first quarter of 2008. As a percentage of net sales, salaries, commissions and benefits were 10.1% of net sales for 2008 and 9.9% of net sales for 2007. This increase as a percentage of net sales was primarily the result of increases in employee benefit costs and additional corporate store support infrastructure.

•

Advertising expenses increased $4.1 million to $45.8 million, or 9.5% of net sales for 2008, from $41.7 million, or 10.3% of net sales for 2007. As a percentage of net sales, our national advertising campaigns were leveraged across a larger store base in comparing 2008 to 2007. This leverage was partially offset by an increase in the advertising spend for direct sales generation and local advertising programs, including direct mail, certain radio and newspaper advertisements, and trade shows. In addition, the weakening economy in fourth quarter of 2008 resulted in reduced marketing costs, including internet search.

•

Occupancy costs increased $2.3 million to $15.1 million, or 3.1% of net sales for 2008, from $12.7 million, or 3.1% of net sales for 2007. Overall increases in 2008 were primarily due to store base growth, but also reflected the enhanced visibility of our newer locations, which have generally resulted in an increase in the per-location occupancy costs relative to the typical historic store. These increases were generally offset by the sales growth of maturing stores.

•	Stock-based compensation expense was $0.01 million in 2008, as compared to $6.2 million in 2007. Stock-based compensation expense included:

•

Stock Options and Restricted Stock: expense of $3.0 million in 2008 and $3.0 million in 2007. The 2007 amount included $1.2 million of accelerated vesting of certain stock options and initial recognition of certain stock units triggered by the IPO.

•

Variable Plan: expense reduction of $2.96 million in the fourth quarter 2008 as a reserve was reversed upon the receipt of a final arbitration ruling. There were no other Variable Plan stock-based compensation expenses in 2008. Expense of $3.2 million in 2007, which included the fourth quarter accrual of the $2.96 million reserve.

•	Depreciation and amortization increased $0.7 million but remained a constant 0.9% of net sales.

•

Certain other expenses, including legal and professional fees, increased $4.9 million in 2008, and as a percentage of net sales increased to 3.5% for 2008, from 3.0% for 2007. This increase as a percentage of net sales was primarily due to expenses related to operating as a public company, including certain insurance costs. In addition, legal and professional fees related to the Variable Plan were approximately $0.7 million, net of insurance proceeds.

Provision for Income Taxes.

	For the year ended December 31,
	2008	2007
	(dollars in thousands)
Provision for Income Taxes	$15,643	$7,171
Effective Tax Rate	41.4%	38.8%

The effective tax rate increased to 41.4% for 2008 and includes a first quarter charge of $0.7 million for nondeductible deferred taxes related to the Variable Plan, and an increase in state income taxes, partially offset by increases in tax-exempt interest income and excess tax benefits on stock option exercises.

Net Income.

	For the year ended December 31,
	2008	2007
	(dollars in thousands)
Net Income	$22,149	$11,326
As a percentage of net sales	4.6%	2.8%

Net income increased 95.6% for the year ended December 31, 2008 in comparison to the year ended December 31, 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales.

	For the year ended December 31,
	2007	2006
	(dollars in thousands)
Net sales	$405,307	$332,060
Comparable net sales increase	8.6%	17.2%
Number of stores open at year end	116	91
Number of stores opened during the year	25	16

Net sales for 2007 increased $73.2 million, or 22.1%, over 2006 due to a $28.5 million in comparable store net sales and an increase of $44.7 million in non-comparable store net sales. Overall, net sales increased due principally to the following factors:

•

Generally strong consumer demand for our expanded product assortment continued to drive comparable store increases in sales volume and changes in our sales mix which increased our average retail price per unit sold approximately 3.3%.

•

In 2007, increased demand was driven in part by strength in the sales of the Bellawood line, particularly exotic hardwoods, and the broader assortment of engineered hardwoods, including an expanded offering of handscraped products, which offset declines in sales of liquidation deals and unfinished hardwoods.

•

Sales of moldings and accessories increased 41.0% and represented 9.6% of net sales in 2007, up from 8.3% of net sales in 2006 as we continued to broaden our assortment and strengthened our commitment to a more consistent in-stock position.

•

Net sales also benefited from the continued maturation of our store base, as net sales at stores open for less than 36 months (51.7% of our stores in operation as of December 31, 2007) increased 26.2% more than net sales at our more mature stores.

Gross Profit and Gross Margin.

	For the year ended December 31,
	2007	2006
	(dollars in thousands)
Net Sales	$405,307	$332,060
Cost of Sales	270,193	221,931

Gross Profit	$135,114	$110,129
Gross Margin	33.3%	33.2%

Gross profit in 2007 increased $25.0 million, or 22.7%, to $135.1 million in 2007 from $110.1 million for 2006. Gross margin improved 10 basis points in 2007 as compared to 2006 primarily due to:

•

The introduction of certain premium products in key product lines began late in the second quarter of 2007. We broadened those offerings and increased inventory levels throughout the second half of 2007. These premium products typically carry a higher than average retail gross margin and gained significant sales strength in comparing 2007 to 2006.

•

In 2006, primarily in the fourth quarter, we took steps to optimize inventory levels, particularly in certain newly introduced engineered hardwood lines, and fully clear residual liquidation purchases, adversely impacting gross margin.

•

Increases in 2007 domestic and international transportation costs adversely impacted gross margin in comparison to 2006, as per-mile ground charges increased primarily due to higher fuel costs. A number of key tariffs assessed on imported products, most notably bamboo, were implemented or increased in 2007. These increases were partially offset by logistic initiatives, implemented in the third and fourth quarters of 2007, that reduced the miles driven by trucks supplying our stores.

Operating Income.

	For the year ended December 31,
	2007	2006
	(in thousands)
Gross Profit	$135,114	$110,129
SG&A Expenses	116,308	88,716

Operating Income	$18,806	$21,413

Operating income for 2007 decreased $2.6 million, or 12.2%, over 2006 as the $27.6 million increase in SG&A expenses was partially offset by the $25.0 million increase in gross profit. The increase in 2007 SG&A expenses compared to 2006 was principally due to the following factors:

•

Salaries, commissions and benefits increased $10.5 million for 2007 from the prior year. This increase was primarily due to the in-store management labor costs for the 25 new store locations opened in 2007. In addition, we increased the number of regional managers from eight to 15. The investment we began in 2006 in our executive and operational store support infrastructure increased salaries, commissions and benefits expense by $3.4 million in 2007. This investment, substantially complete at December 31, 2007, included our new chief executive officer and six senior executive positions. In addition, we added more finance, compliance and information technology personnel in 2007 as we prepared to become, and operate as, a public company. As a percentage of net sales, salaries, commissions and benefits were 9.9% of net sales for 2007 and 8.9% of sales for 2006. The increase as a percentage of sales was primarily the result of increases in the corporate and store support infrastructure.

•

Advertising expenses increased $5.4 million to $41.7 million, or 10.3% of net sales for 2007, from $36.3 million, or 10.9% of net sales for 2006. This increase was primarily due to the expansion of our national branding campaigns through television, radio, and sports marketing, coupled with internet search, local advertising and direct mail programs. As a percentage of net sales, however, we were able to leverage this expansion of national campaigns over increased net sales.

•

Stock-based compensation expense was $6.2 million in 2007, as compared to $1.4 million in 2006. Stock-based compensation increased $4.8 million, or 328.6%, to $6.2 million primarily due to a $2.2 million increase in the stock-based compensation calculated under the Variable Plan (including a reserve accrual of $2.96 million) and $1.2 million related to a one-time acceleration in the vesting of certain stock options and recognition of certain stock units triggered by the IPO. In addition, the full year of expense recognition of stock options granted in July and October 2006 and April 2007 increased 2007 expense by $1.4 million.

•

Occupancy costs increased $2.5 million to $12.7 million, but remained consistent as a percentage of net sales at 3.1%, as costs related to the opening of 25 new store locations in 2007 and the full year impact of 16 new store locations opened in 2006 were offset by increases in net sales.

•	Depreciation and amortization increased $0.7 million but remained a consistent 0.9% as a percentage of net sales.

•

Certain other expenses, including legal and professional fees, increased $3.8 million to $12.0 million, or 3.0% of net sales for 2007, from $8.2 million or 2.5% of net sales for 2006. These increases were primarily due to legal and professional fees as we prepared to become, and operate as, a public company.

As a percentage of net sales, operating income declined to 4.6% in 2007 from 6.4% in 2006. This decrease was primarily due to the increase in SG&A expenses as a percentage of net sales to 28.7% in 2007 from 26.7% in 2006, partially offset by a slight increase in gross margin.

Provision for Income Taxes.

	For the year ended December 31,
	2007	2006
	(dollars in thousands)
Provision for Income Taxes	$7,171	$8,161
Effective Tax Rate	38.8%	38.8%

The effective tax rate was 38.8% for both the year ended December 31, 2007 and December 31, 2006.

Net Income.

	For the year ended December 31,
	2007	2006
	(dollars in thousands)
Net Income	$11,326	$12,898
As a percentage of net sales	2.8%	3.9%

Net income decreased 12.2% for the year ended December 31, 2007 in comparison to the year ended December 31, 2006.

Quarterly Financial Data

The following table sets forth our unaudited quarterly results of operations for 2008 and 2007. Information for each of these periods has been prepared on the same basis as the audited financial statements included elsewhere in this report. This information includes all adjustments, which consist only of normal and recurring adjustments, management considers necessary for the fair presentation of such data. This data should be read in conjunction with the audited financial statements included elsewhere in this report. The results of operations for historical periods are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(dollars in thousands)
Net Sales	$114,549	$128,037	$123,063	$116,530
Gross Profit	$40,122	$44,255	$43,417	$39,884
Selling, General and Administrative Expenses(1)	$32,314	$34,934	$34,607	$28,838
Operating Income	$7,808	$9,321	$8,810	$11,046
Net Income	$4,312	$5,876	$5,463	$6,498
Number of Stores Opened in Quarter	9	10	8	7
Comparable Sales Increase (Decrease)	7.0%	2.7%	2.0%	(4.6%)

(1)	Selling, General and Administrative Expenses for the quarter ended December 31 includes ($2,960) of stock-based compensation expense for the reversal of the accrual related to the Variable Plan.

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(dollars in thousands)
Net Sales	$92,022	$105,725	$102,050	$105,510
Gross Profit	$30,571	$34,375	$34,447	$35,721
Selling, General and Administrative Expenses(1)	$26,816	$30,415	$28,260	$30,817
Operating Income	$3,755	$3,960	$6,187	$4,904
Net Income	$2,231	$2,345	$3,701	$3,049
Number of Stores Opened in Quarter	2	10	8	5
Comparable Sales Increase	8.5%	9.0%	8.4%	8.6%

(1)	Selling, General and Administrative Expenses includes $403, $2,649, ($150) and ($2,642) of variable plan stock-based compensation expense for the quarters ended March 31, June 30, September 30, and December 31, respectively. The quarter ended December 31, also includes $2,960 for the accrual related to the Variable Plan and $1,224 for the acceleration of stock options and the recognition of the expense associated with the 2006 Regional Plan due to the IPO.

Our quarterly results of operations fluctuate depending on the timing of our advertising expenses and the timing of, and income contributed by, new stores. Our net sales also fluctuate slightly as a result of seasonal factors. We experience slightly higher net sales in spring and fall, when more home remodeling and home building activities are taking place, and slightly lower net sales in holiday periods and during the hottest summer months. These seasonal fluctuations, however, are minimized to some extent by our national presence, as markets experience different seasonal characteristics.

Liquidity and Capital Resources

Our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Our principal sources of liquidity are $35.1 million of cash and cash equivalents at December 31, 2008, our cash flow from operations, and $25.0 million of availability under our revolving credit facility. We expect to use this liquidity for general corporate purposes, including providing additional long-term capital to support the growth of our business (primarily through opening new stores) and maintaining our existing stores. We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

Prior to our IPO in November 2007, we funded these requirements primarily through cash flows from operations and short-term and long-term borrowings. Upon completion of our IPO, we received net proceeds of approximately $36.2 million. We used a portion of those proceeds to repay $6.6 million outstanding under an existing term-loan.

In 2009, we expect capital expenditures to total between $10.0 million and $13.0 million. In addition to with general capital requirements, we intend to:

•	open between 30 and 36 new store locations;

•	continue remodeling existing store showrooms to enhance consistency in presentation;

•	optimize capacity in, and product flow through, our distribution center; and

•	enhance our information technology systems through integrated solutions to benefit management reporting and planning, business continuity and disaster recovery, and overall system security.

Cash and Cash Equivalents

In 2008, cash and cash equivalents increased $2.0 million to $35.1 million. The primary contributor to the increase in cash and cash equivalents was $9.4 million of cash provided by operating activities, partially offset by the use of $6.6 million to purchase property and equipment and $0.8 million to purchase the phone number 1-800-HARDWOOD and related internet domain names. During 2007, cash and cash equivalents increased $29.2 million to $33.2 million. We received $36.2 million from our IPO in November 2007 and operating activities provided $8.5 million. These increases of cash and cash equivalents were partially offset by the use of $6.0 million to purchase property and equipment and $9.5 million of net repayments of long-term debt and capital leases. The primary contributors to the $2.1 million decrease in cash and cash equivalents during 2006 were the use of $2.7 million of cash for purchases of property and equipment and $2.2 million of cash to repay scheduled long-term debt and capital lease payments, partially offset by $1.4 million of cash provided by operating activities and borrowings of $1.5 million under our revolving loan agreement.

Cash Flows

Operating Activities. Net cash provided by operating activities was $9.4 million for 2008, and $8.5 million for 2007 compared to $1.4 million for 2006. The $0.8 million increase from 2007 to 2008 reflects more profitable operations and a lesser build in inventory net of accounts payable, partially offset by the timing of changes in certain other assets and liabilities. The $7.1 million increase in comparing 2007 to 2006 was primarily attributable to more profitable operations, exclusive of the $4.8 million increase in non-cash stock-based compensation expense, a greater build in inventory net of accounts payable and the timing of the changes in certain other assets and liabilities.

The annual build in merchandise inventories primarily relates to the growth in our store base, and represents the most significant use of operating cash. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received the products at either our central distribution center in Toano, Virginia or at an individual store location. Merchandise inventories and available inventory per store in operation on December 31 were as follows:

	2008	2007	2006
	(in thousands)
Inventory – Available for Sale	$75,521	$60,273	$44,605
Inventory – Inbound In-Transit	13,210	11,751	7,153

Total Merchandise Inventories	$88,731	$72,024	$51,758

Available Inventory Per Store	$503	$520	$490

Investing Activities. Net cash used in investing activities was $7.4 million for 2008, $6.0 million for 2007 and $2.7 million for 2006. Net cash used in investing activities during 2008 primarily related to capital purchases of store fixtures, equipment and leasehold improvements for the 34 new stores opened in 2008, $1.4 million of upgrades to our website and routine capital purchases of computer hardware and software, and $1.1 million in leasehold improvements and certain equipment at our corporate headquarters. In addition, we purchased the phone number 1-800-HARDWOOD and related internet domain names for $0.8 million for use in our marketing and branding programs.

Net cash used in investing activities during 2007 primarily related to capital purchases of truck trailers that we used to move our merchandise from our warehouse to our stores, capital purchases of store fixtures, equipment and leasehold improvements for the 25 new stores opened in 2007 and certain IT costs, including certain point of sale hardware and routine purchases of computer hardware and software. Net cash used in investing activities in 2006 primarily related to the opening of 16 new stores and to certain IT costs, including new hardware and upgrades to our telephone system and website.

Financing Activities. Net cash used in financing activities was less than $0.1 million during 2008 and was primarily due to equity activity. Net cash provided by financing activities was $26.7 million during 2007, primarily from the $36.2 million net proceeds from our IPO in November 2007, offset by scheduled monthly principal payments under the term portion of our senior secured loan agreement prior to the IPO, and the pay off of the $6.6 million balance that remained outstanding after the IPO. Net cash used in financing activities was $0.8 million during 2006, which was primarily attributable to the activity under the senior secured loan agreement.

Revolving Credit Agreement

A revolving credit agreement (the “Revolver”) providing for borrowings up to $25.0 million is available to us through expiration on August 10, 2012. During 2008, we did not borrow against the Revolver and at December 31, 2008, there were no outstanding commitments under letters of credit. At December 31, 2007, we had outstanding letters of credit of $0.3 million and $24.7 million was available to borrow. The Revolver is primarily available to fund inventory purchases, including the support of up to $5.0 million for letters of credit, and for general operations. The Revolver is secured by our inventory, has no mandated payment provisions and we pay a fee of 0.125% per annum, subject to adjustment based on certain financial performance criteria, on any unused portion of the Revolver. Amounts outstanding under the Revolver would be subject to an interest rate of LIBOR (reset on the 10th of the month) + 0.50%, subject to adjustment based on certain financial performance criteria. The Revolver has certain defined covenants and restrictions, including the maintenance of certain defined financial ratios. We are in compliance with these financial covenants at December 31, 2008.

Related Party Transactions

See the discussion of related party transactions in Note 5 and Note 10 to the consolidated financial statements included in Item 8 of this report and within Related Party Transactions and Lease Arrangements in Item 13 of this report.

Contractual Commitments and Contingencies

Our significant contractual obligations and commitments as of December 31, 2008 are summarized in the following table:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years
	(in thousands)
Contractual obligations
Operating lease obligations(1)	$53,503	$9,582	$16,361	$10,820	$16,740
Supplier purchase commitments(2)	—	—	—	—	—

Total contractual obligations	$53,503	$9,582	$16,361	$10,820	$16,740

(1)	Included in this table is the base period or current renewal period for our operating leases. The operating leases generally contain varying renewal provisions.

(2)	We have one long-term purchase agreement with a merchant vendor that we entered into in July 2006 that requires us to purchase approximately 27 million square feet of the vendor’s assorted products over a four-year period. We are not currently receiving product under the agreement and the merchant vendor has filed a demand for arbitration. See “Item. 3 Legal Proceedings.”

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

Stock-Based Compensation

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

The fair value of stock options was estimated at the date of grant using the Black-Scholes-Merton valuation model. In order to determine the related stock-based compensation expense, we used the following assumptions for stock options granted during 2008:

•	Expected life of 7.5 years;

•	Expected stock price volatility of 39%;

•	Risk-free interest rates from 3.2% to 3.7%; and

•	Dividends are not expected to be paid in any year.

The expected stock price volatility range is based on the historical volatilities of companies included in a peer group that was selected by management whose shares or options are publicly available. The volatilities are estimated for a period of time equal to the expected life of the related option. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is determined by considering the contractual terms, vesting schedule and expectations of future employee behavior. Had we arrived at different assumptions of stock price volatility or expected lives of our options, our stock-based compensation expense and result of operations could have been different.

Self Insurance

Effective June 1, 2008, we self-insure for certain employee health benefit claims. Management estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, actuarial assumptions, and economic conditions. This liability could be affected if future occurrences and claims differ from these assumptions and historical trends.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (or “FASB”) issued SFAS No. 157, “Fair Value Measurements” (or “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2 (or “FSP 157-2”) which delays the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities. Those assets and liabilities measured at fair value under SFAS No. 157 in 2008 did not have a material impact on our consolidated financial statements. In accordance with FSP 157-2, we will measure the remaining assets and liabilities beginning January 1, 2009. We do not expect the adoption of SFAS No. 157, as amended by FSP 157-2, to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, any future borrowings under our revolving credit agreement would be exposed to interest rate risk due to the variable rate of the facility.

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

Item 8.	Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Lumber Liquidators, Inc.

We have audited the accompanying consolidated balance sheets of Lumber Liquidators, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lumber Liquidators, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lumber Liquidators, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

March 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Lumber Liquidators, Inc.

We have audited Lumber Liquidators, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lumber Liquidators, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lumber Liquidators, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lumber Liquidators, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

March 4, 2009

Lumber Liquidators, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2008	2007
Assets
Current Assets:
Cash and Cash Equivalents	$35,139	$33,168
Merchandise Inventories	88,731	72,024
Prepaid Expenses	5,033	4,011
Other Current Assets	3,731	3,862

Total Current Assets	132,634	113,065
Property and Equipment, net	13,780	11,580
Deferred Income Taxes	2,317	1,220
Other Assets	3,674	2,559

Total Assets	$152,405	$128,424

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$15,373	$15,654
Customer Deposits and Store Credits	10,418	9,609
Accrued Compensation	2,857	3,157
Sales and Income Tax Liabilities	3,296	2,063
Other Current Liabilities	4,445	4,707

Total Current Liabilities	36,389	35,190
Deferred Rent	1,619	1,046

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 26,796,891 and 26,752,118 outstanding, respectively)	27	27
Additional Capital	87,613	87,553
Retained Earnings	26,757	4,608

Total Stockholders’ Equity	114,397	92,188

Total Liabilities and Stockholders’ Equity	$152,405	$128,424

See accompanying notes to consolidated financial statements

Lumber Liquidators, Inc.

Consolidated Statements of Income

(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net Sales	$482,179	$405,307	$332,060
Cost of Sales	314,501	270,193	221,931

Gross Profit	167,678	135,114	110,129
Selling, General and Administrative Expenses	130,693	116,308	88,716

Operating Income	36,985	18,806	21,413
Interest Expense	27	722	722
Other (Income) Expense	(834)	(413)	(368)

Income Before Income Taxes	37,792	18,497	21,059
Provision for Income Taxes	15,643	7,171	8,161

Net Income	$22,149	$11,326	$12,898

Net Income per Common Share—Basic	$0.83	$0.68	$0.86

Net Income per Common Share—Diluted	$0.82	$0.48	$0.56

Weighted Average Common Shares Outstanding:
Basic	26,772,288	16,646,674	15,000,100
Diluted	27,090,593	23,634,995	22,989,403

See accompanying notes to consolidated financial statements

Lumber Liquidators, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock		Additional Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Par Value
Balance December 31, 2005	15,000,100	$—	$841	$(19,616)	$(18,775)

Stock-Based Compensation Expense	—	—	409	—	409
Net Income	—	—	—	12,898	12,898

Balance December 31, 2006	15,000,100	$—	$1,250	$(6,718)	$(5,468)

Reincorporation in Delaware	—	15	(15)	—	—
Sale of Common Stock, net of issuance costs of $5,650	3,800,000	4	36,146	—	36,150
Conversion of Redeemable Preferred Stock into Common Stock	7,952,018	8	34,830	—	34,838
Stock-Based Compensation Expense	—	—	5,950	—	5,950
Reclassification of Stock Compensation Liability	—	—	9,392	—	9,392
Net Income	—	—	—	11,326	11,326

Balance December 31, 2007	26,752,118	$27	$87,553	$4,608	$92,188
Stock-Based Compensation Expense	—	—	9	—	9
Exercise of Stock Options	26,500	—	203	—	203
Release of Restricted Stock	34,184	—	—	—	—
Common Stock Purchased Pursuant to Equity Compensation Plans	(15,911)	—	(152)	—	(152)
Net Income	—	—	—	22,149	22,149

Balance December 31, 2008	26,796,891	$27	$87,613	$26,757	$114,397

See accompanying notes to consolidated financial statements

Lumber Liquidators, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net Income	$22,149	$11,326	$12,898
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,350	3,627	2,908
Deferred Income Taxes	486	377	(697)
Stock-Based Compensation Expense	9	6,211	1,449
Excess Tax Benefits on Stock Option Exercises	(40)	—	—
Accretion of Redeemable Preferred Stock	—	43	51
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(16,707)	(20,266)	(21,749)
Accounts Payable	(281)	(642)	7,884
Customer Deposits and Store Credits	809	2,805	(556)
Prepaid Expenses and Other Current Assets	(1,476)	1,264	(2,590)
Other Assets and Liabilities	62	3,767	1,812

Net Cash Provided by Operating Activities	9,361	8,512	1,410

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(6,560)	(5,977)	(2,719)
Purchase of Intangible Asset	(800)	—	—

Net Cash Used in Investing Activities	(7,360)	(5,977)	(2,719)

Cash Flows from Financing Activities:
Proceeds from Exercise of Stock Options	203	—	—
Excess Tax Benefits on Stock Option Exercises	40	—	—
Repayments of Long-Term Debt and Capital Lease Obligations	(121)	(15,908)	(2,221)
Common Stock Purchased Pursuant to Equity Compensation Plans	(152)	—	—
Net Proceeds from Sale of Common Stock	—	36,150	—
Proceeds from Long-Term Borrowings and Revolving Line	—	6,426	1,464

Net Cash (Used In) Provided by Financing Activities	(30)	26,668	(757)

Net Increase (Decrease) in Cash and Cash Equivalents	1,971	29,203	(2,066)
Cash and Cash Equivalents, Beginning of Year	33,168	3,965	6,031

Cash and Cash Equivalents, End of Year	$35,139	$33,168	$3,965

See accompanying notes to consolidated financial statements

Lumber Liquidators, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Lumber Liquidators, Inc. (the “Company”) is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods, and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay and adhesives. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 150 store locations in primary or secondary metropolitan areas in 44 states. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both our call center in Toano, Virginia, and our website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products in Toano, Virginia, which along with the call center, corporate offices, and finishing and distribution facility represent the “Corporate Headquarters.”

Organization and Basis of Financial Statement Presentation

The Company was organized in 1994 as a Massachusetts corporation, and in August 2007, the Company was reincorporated in Delaware. In November 2007, the Company completed its offering of 3,800,000 shares of common stock in an initial public offering at a per share price of $11.00, receiving net proceeds of approximately $36,150 (the “IPO”). The founder and current chairman of the Board (the “Founder”) and a private investment group sold an additional 6,200,000 shares of common stock in the IPO.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Lumber Liquidators Leasing, LLC. All significant intercompany transactions have been eliminated in consolidation. The prior year balance sheet reflects the segregation of deferred rent and sales and income tax liabilities from other current liabilities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settle, within 24-48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $2,889 and $2,065 at December 31, 2008 and 2007, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, notes receivable and accounts payable, and other liabilities approximate fair value because of the short-term nature of these items.

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or market. Merchandise cost is determined using the average cost method. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form. The Company adds the finish to, and boxes, various species of unfinished product, to produce certain proprietary products, primarily Bellawood, at its finishing facility. These finishing and boxing costs are included in the average unit cost of related merchandise inventory. The Company maintains an inventory reserve for loss or obsolescence, based on historical results and current sales trends. This reserve was $516 and $644 at December 31, 2008 and 2007, respectively.

Impairment of Long-Lived Assets

The Company evaluates potential impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment exists and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, an impairment loss is recorded based on the difference between the carrying value and fair value of the assets. No impairment charges were recognized in 2008, 2007 or 2006.

Goodwill and Other Indefinite-Lived Intangibles

Other assets include $1,050 of goodwill and $800 for an indefinite-lived intangible asset due to the 2008 purchase of the phone number 1-800-HARDWOOD and related internet domain names. The Company evaluates these assets for impairment on an annual basis, or whenever events or changes in circumstance indicate that the carrying value may be impaired. Based on the analysis performed, the Company has concluded that no impairment in the value of these assets has occurred.

Self Insurance

Effective June 1, 2008, the Company self-insures for certain employee health benefit claims. Management estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, actuarial assumptions, and economic conditions. This liability could be affected if future occurrences and claims differ from these assumptions and historical trends. As of December 31, 2008, an accrual of $281 related to estimated claims was included in other current liabilities.

Recognition of Net Sales

The Company recognizes net sales for products purchased at the time the customer takes possession of the merchandise. Service revenue, primarily freight charges for in-home delivery, is recognized when the service has been rendered. The Company reports revenue net of sales and use taxes collected from customers and remitted to governmental taxing authorities. Net sales are reduced by an allowance for anticipated sales returns based on historical and current sales trends and experience. The sales returns allowance and related changes were not significant for 2008, 2007 or 2006.

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

The Company includes transportation costs for the delivery of products directly from stores to customers in cost of sales if delivered by third parties or in selling, general and administrative expenses (or “SG&A”) if delivered by the Company’s delivery fleet. Costs related to the Company’s delivery fleet, which include delivery salaries, maintenance and depreciation, totaled approximately $1,077 in 2008 and $1,600 in 2007 and 2006.

The Company offers a range of prefinished products with warranties on the durability of the finish ranging from 10 to 50 years. Warranty reserves are based primarily on claims experience, sales history and other considerations, and warranty costs are recorded in the cost of sales. Warranty costs and changes to the warranty reserve were not significant for 2008, 2007 or 2006.

Advertising Costs

Advertising costs charged to SG&A were $45,762, $41,693 and $36,288 in 2008, 2007 and 2006, respectively. The Company uses various types of media to brand its name and advertise its products. Media production costs are generally expensed as incurred, except for direct mail, which is expensed when the finished piece enters the postal system. Media placement costs are generally expensed in the month the advertising occurs, except for contracted endorsements and sports agreements, which are generally expensed ratably over the contract period. Amounts paid in advance are included in prepaid expenses and totaled $3,282 and $1,935 at December 31, 2008 and 2007, respectively.

Store Opening Costs

Costs to open new store locations are charged to SG&A as incurred.

Depreciation and Amortization

Property and equipment is carried at cost and depreciated on the straight-line method over the estimated useful lives of the related assets. Vehicles and office equipment are depreciated over useful lives which range from three to seven years, and finishing equipment is depreciated over five years. The estimated useful lives for leasehold improvements are the shorter of the estimated useful lives or the remainder of the lease terms. For leases with optional renewal periods, the Company uses the original lease term, excluding optional renewal periods to determine the appropriate estimated useful lives. Leasehold improvements are currently being amortized over useful lives which range from one to fifteen years.

Operating Leases

The Company has operating leases for its stores, Corporate Headquarters and certain equipment. The lease agreements for certain stores contain rent escalation clauses and rent holidays. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in SG&A. The difference between the rental expense and rent paid is recorded as deferred rent in the consolidated balance sheets.

Stock-Based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance Statement of Financial Accounting Standards (or “SFAS”) No. 123 (revised in 2004), “Share-Based Payment” (or “SFAS 123(R)”). The Company issues incentive awards in the form of stock options and restricted stock awards to employees and non-employee directors. The Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. Measured compensation cost is recognized ratably over the requisite service period of the related stock-based compensation award.

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

The Company classifies interest and penalties related to income tax matters as a component of income tax expense.

Net Income per Common Share

Basic net income per common share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per common share is determined by dividing net income by the weighted average number of common shares outstanding during the year, plus the dilutive effect of common stock equivalents, including stock options and restricted stock awards. Common stock and common stock equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options, release of restricted stock and conversion of redeemable preferred stock, except when the effect of their inclusion would be antidilutive.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (or “FASB”) issued SFAS No. 157, “Fair Value Measurements” (or “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2 (or “FSP 157-2”) which delays the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities. Those assets and liabilities measured at fair value under SFAS No. 157 in 2008 did not have a material impact on the Company’s consolidated financial statements. In accordance with FSP 157-2, the Company will measure the remaining assets and liabilities beginning January 1, 2009. The Company does not expect the adoption of SFAS No. 157, as amended by FSP 157-2, to have a material impact on the consolidated financial statements.

NOTE 2.    NOTES RECEIVABLE

As of December 31, 2008, notes receivable from a merchandise vendor had an outstanding balance due to the Company of $1,168, of which $251 had been included in other current assets. As of December 31, 2007, the outstanding balance due to the Company was $1,375, of which $519 had been included in other current assets.

NOTE 3.    PROPERTY AND EQUIPMENT

Property and equipment consisted of:

	December 31,
	2008	2007
Vehicles	$8,984	$9,045
Finishing Equipment	3,432	3,171
Office Equipment and Other	6,986	5,029
Store Fixtures	4,494	2,413
Leasehold Improvements	3,997	1,736

	27,893	21,394
Less: Accumulated Depreciation and Amortization	14,113	9,814

Property and Equipment, net	$13,780	$11,580

NOTE 4.    REVOLVING CREDIT AGREEMENT

A revolving credit agreement (the “Revolver”) providing for borrowings up to $25,000 is available to the Company through expiration on August 10, 2012. During 2008, the Company did not borrow against the Revolver and at December 31, 2008, there were no outstanding commitments under letters of credit. At December 31, 2007, the Company had outstanding letters of credit of $262 and $24,738 was available to borrow. The Revolver is primarily available to fund inventory purchases, including the support of up to $5,000 for letters of credit, and for general operations. The Revolver is secured by the Company’s inventory, has no mandated payment provisions and the Company pays a fee of 0.125% per annum, subject to adjustment based on certain financial performance criteria, on any unused portion of the Revolver. Amounts outstanding under the Revolver would be subject to an interest rate of LIBOR (reset on the 10th of the month) + 0.50%, subject to adjustment based on certain financial performance criteria. The Revolver has certain defined covenants and restrictions, including the maintenance of certain defined financial ratios. The Company is in compliance with these financial covenants at December 31, 2008.

Interest payments on capital leases totaled $4 in 2008, and interest payments on capital leases and previous borrowing totaled $679 and $672 in 2007 and 2006, respectively.

NOTE 5.    LEASES

The Company leases all store locations, the Corporate Headquarters and certain equipment. The store location leases are operating leases and generally have five-year base periods with multiple five-year renewal periods.

The Founder is also the sole owner of ANO LLC, DORA Real Estate Company, LLC and Wood on Wood Road, Inc., and he has a 50% membership interest in BMT Holdings, LLC (collectively, “ANO and Related Companies”). As of December 31, 2008, 2007 and 2006, the Company leased 26 of its locations from ANO and Related Companies representing 17.3%, 22.4% and 28.6% of the total number of store leases in operation, respectively. In addition, the Company leases the Corporate Headquarters from ANO LLC under an operating lease with a base period through December 31, 2019.

Rental expense for 2008, 2007 and 2006 was $9,276, $6,853 and $5,213, respectively, with rental expense attributable to ANO and Related Companies of $2,505, $2,529 and $2,261, respectively.

The future minimum rental payments under non-cancellable operating leases, segregating ANO and Related Companies leases from all other operating leases, were as follows at December 31, 2008:

	Operating Leases
	ANO and Related Companies		Store Leases	Total Operating Leases
	Store Leases	Headquarters Lease
2009	$996	$1,033	$7,553	$9,582
2010	799	1,064	6,963	8,826
2011	425	1,096	6,014	7,535
2012	140	1,129	5,064	6,333
2013	54	1,163	3,270	4,487
Thereafter	275	7,748	8,717	16,740

Total minimum lease payments	$2,689	$13,233	$37,581	$53,503

NOTE 6.    STOCK-BASED COMPENSATION

Stock-based compensation expense included in SG&A consisted of:

	Year Ended December 31,
	2008	2007	2006
Stock Options and Restricted Stock Awards	$2,840	$2,733	$668
Variable Plan	(2,960)	3,220	1,040
Regional Manager Plan	129	258	—
Warrants	—	—	(259)

Total	$9	$6,211	$1,449

Overview

The Company has an equity incentive plan for employees, non-employee directors and other service providers, the Lumber Liquidators, Inc. 2007 Equity Compensation Plan (the “2007 Plan”), from which it grants stock options and restricted stock awards. The total number of shares of common stock authorized for issuance under the 2007 Plan is 4.3 million. As of December 31, 2008, 1.9 million shares of common stock were available for future grants. Stock options granted under the 2007 Plan expire no later than ten years from the date of grant and the exercise price shall not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted stock awards on a grant by grant basis at the discretion of the Board of Directors. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted stock.

The Company was party to a stock-based agreement between the Founder and his brother, Kevin Sullivan, a regional manager until December 2008 (or “Kevin”), accounted for as a variable performance plan (the “Variable Plan”) in accordance with the provisions of SFAS 123(R). The Variable Plan awarded Kevin the right (the “Variable Right”) to an ownership percentage of common stock, contributed by the Founder. Under the Variable Plan agreement, the Company was required to determine the number of shares of common stock exercisable under the Variable Right at vesting. The Company recorded periodic stock-based compensation expense based on the best estimate of the ultimate value of the shares of common stock to be transferred from the Founder to Kevin through full vesting of the Variable Right in conjunction with the IPO in November 2007. Stock-based compensation expense for 2007 included an accrual of $2,960 as the Company’s best estimate of the ultimate value to be transferred from the Founder to Kevin via settlement or arbitration. In December 2008, the Company reversed the accrual of stock-based compensation expense related to the Variable Plan, which reduced current year stock-based compensation expense by $2,960, with an offset to additional capital.

The Company maintains a stock unit plan for regional store management, the 2006 Stock Unit Plan for Regional Managers (the “2006 Regional Plan”). In 2006, certain Regional Managers were granted a total of 85,000 stock units vesting over approximately a five year period with the Founder contributing the 85,000 shares of common stock necessary to provide for the exercise of the stock units. No additional grants of stock units are available under the 2006 Regional Plan. The stock units would have expired without value unless a trigger event, as defined, occurred. The IPO was a trigger event, and the Company recorded $258 of stock-based compensation expense in the fourth quarter of 2007. Through December 2008, 51,000 stock units had vested and the Founder had transferred the corresponding shares of common stock. Pursuant to the provisions of the 2006 Regional Plan, the Company purchased 10,406 shares of common stock from the Regional Managers at the fair market value on the vest dates for a total of $103, to cover applicable federal and state withholding taxes. We expect the remaining $258 of stock-based compensation expense to be recognized over the next 2 years.

In 2004, the Company established a stock warrant plan (the “Warrant Plan”) with a senior executive who separated from the Company in May 2006. As a result of the separation during the second quarter of 2006, the Company reversed the $259 of compensation expense that had been previously recognized.

Stock Options

The following table summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2005	—

Granted	1,796,847	$7.69
Exercised	—
Forfeited	—

Balance, December 31, 2006	1,796,847	7.69

Granted	175,000	10.78
Exercised	—
Forfeited	(5,000)	11.00

Balance at December 31, 2007	1,966,847	7.95	8.8	$2,038

Granted	288,760	10.47
Exercised	(26,500)	7.67
Forfeited	(3,000)	16.55

Balance, December 31, 2008	2,226,107	$8.27	8.0	$5,199

Exercisable at December 31, 2008	1,180,279	$7.78	7.7	$3,296

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on December 31. The intrinsic value of the stock options exercised during 2008 was $201.

As of December 31, 2008, total unrecognized compensation cost related to unvested options was approximately $3,243, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2.0 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of options granted during 2008, 2007 and 2006 were $4.99, $4.08 and $3.74, respectively.

The following are the ranges of assumptions for the periods noted:

	Year Ended December 31,
	2008	2007	2006
Expected dividend rate	Nil	Nil	Nil
Expected stock price volatility	39%	35-39%	35%
Risk-free interest rate	3.2-3.7%	4.2-4.6%	4.6-5.2%
Expected term of options	7.5 years	7.5 years	7.5 years

The expected stock price volatility range is based on the historical volatilities of companies included in a peer group that was selected by management whose shares or options are publicly available. The volatilities are estimated for a period of time equal to the expected life of the related option. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is determined by considering the contractual terms, vesting schedule and expectations of future employee behavior.

Stock options outstanding and exercisable as of December 31, 2008 are summarized below:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$ 6.50 – $ 7.83	1,790,347	$7.67	7.7	1,136,529	$7.66
$ 8.25 – $15.22	435,760	10.73	9.1	43,750	10.78

Balance, December 31, 2008	2,226,107	$8.27	8.0	1,180,279	$7.78

Restricted Stock Awards

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2006	—	$—

Granted	88,830	8.95
Released	—	—
Forfeited	(7,530)	8.95

Nonvested, December 31, 2007	81,300	8.95

Granted	97,092	13.49
Released	(34,184)	12.46
Forfeited	(11,435)	9.27

Nonvested, December 31, 2008	132,773	$11.33

As of December 31, 2008, total unrecognized compensation cost related to unvested restricted stock awards was approximately $507, net of estimated forfeitures, which we expected to recognized over a weighted average period of approximately 2.5 years.

The Variable Plan

The Variable Plan was originally established in 1998, and through an amendment in 2005, the Variable Right was established to award Kevin a right to purchase an ownership position in common stock from the Founder for his service to the Company. The ownership position was defined as a fixed percentage of 2.5% of common stock on a fully diluted basis, as defined in the agreement, plus an additional ownership percentage based on certain performance criteria, primarily a comparison of the net income of the region under Kevin’s management to total Company net income on a trailing twelve-month basis.

The Variable Plan provided for a cash settlement of the Variable Right at a defined, performance based, value through put-call provisions, executed by the Founder or Kevin, if an IPO or sale event, as defined, had not taken place prior to February 1, 2008. The Founder was liable for the cash payment, and the Company guaranteed his performance. Pursuant to the terms of the Variable Plan, the Founder had previously placed 1.5 million shares of common stock in escrow for purposes of satisfying his obligations thereunder, which obligations the Company had generally guaranteed.

The Variable Right fully vested and became exercisable in connection with the IPO and all cash settlement provisions via put-call rights terminated. In accordance with the terms of the Variable Plan, the Company calculated that 853,853 shares of common stock had vested (the “Vested Shares”) and were exercisable under the Variable Right. Cumulative stock-based compensation expense related to the Variable Plan was determined utilizing the Vested Shares and the $11 per share IPO price to adjust the stock compensation liability and in the fourth quarter of 2007, the stock compensation liability was reclassified to additional capital in accordance with the provisions of SFAS 123(R). The Variable Right was exercised on February 1, 2008.

Kevin filed a demand for arbitration and an Amended Statement of Claim where he maintained that he was entitled to, among other things, more than the Vested Shares. As a result, during 2007 the Company recorded an additional $2,960 stock-based compensation expense related to the Variable Plan, as the Company’s best estimate of the ultimate value of incremental shares (above the Vested Shares) that may have been delivered to Kevin via settlement or arbitration.

In November 2008, the parties completed the arbitration proceeding, and in a ruling dated December 1, 2008, the arbitrator determined that Kevin was entitled only to the Vested Shares. The Company reversed the additional accrual of stock-based compensation expense related to the Variable Plan, which reduced current year stock-based compensation expense by $2,960, with an offset to additional capital. During 2008, the legal, professional and other fees associated with this matter cost the Company $716, net of insurance proceeds.

NOTE 7.    INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006
Current
Federal	$12,174	$5,577	$7,433
State	2,983	1,217	1,425

Total Current	15,157	6,794	8,858
Deferred
Federal	390	310	(627)
State	96	67	(70)

Total Deferred	486	377	(697)

Total Provision for Income Taxes	$15,643	$7,171	$8,161

The reconciliation of significant differences between income tax expense (benefit) applying the federal statutory rate of 35% and the actual income tax expense (benefit) at the effective rate are as follows:

	Year Ended December 31,
	2008		2007		2006
Income Tax Expense at Federal Statutory Rate	$13,227	35.0%	$6,474	35.0%	$7,370	35.0%
Increases (Decreases):
State Income Taxes, Net of Federal Income Tax Benefit	1,939	5.1%	838	4.5%	855	4.1%
Reduction of Deferred Tax Benefit Associated with the Variable Plan	678	1.7%	—	0.0%	—	0.0%
Excess Tax Benefit on Stock Option Exercises	(40)	0.0%	—	0.0%	—	0.0%
Other	(161)	(0.4)%	(141)	(0.7)%	(65)	(0.3)%

Total	$15,643	41.4%	$7,171	38.8%	$8,161	38.8%

Pursuant to the Variable Plan, the Variable Right fully vested in conjunction with the IPO and was exercised on February 1, 2008. At that time, the Company had no excess tax deductions from previous stock-based awards, and therefore recognized additional tax expense related to the non-deductible portion of the Variable Plan’s cumulative compensation costs. This additional income tax expense was the result of a decrease in the fair value of the Vested Shares from the vest date to the exercise date. Subsequent stock option exercises during 2008 resulted in an excess tax benefit that reduced income tax expense.

The tax effects of temporary differences that result in significant portions of the deferred tax accounts are as follows:

	December 31,
	2008	2007
Deferred Tax Liabilities:
Prepaid Expenses	$337	$393
Depreciation and Amortization	885	333

Total Deferred Tax Liabilities	1,222	726
Deferred Tax Assets:
Stock-Based Compensation Expense	2,552	2,565
Reserves	1,712	919
Employee Benefits	865	605
Other	393	384

Total Deferred Tax Assets	5,522	4,473

Net Deferred Tax Asset	$4,300	$3,747

The Company made income tax payments of $15,112, $7,383 and $6,989 in 2008, 2007 and 2006, respectively.

The Company files income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, we are subject to examination by federal and state taxing authorities.

NOTE 8.    PROFIT SHARING PLAN

The Company maintains a profit-sharing plan, qualified under Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees are eligible to participate following the completion of one year of service and attainment of age 21. The Company matches 50% of employee contributions up to 6% of eligible compensation. The Company’s matching contributions, included in SG&A, totaled $344, $231 and $160 in 2008, 2007 and 2006, respectively.

NOTE 9.    NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31,
	2008	2007	2006
Net Income	$22,149	$11,326	$12,898

Weighted Average Common Shares Outstanding—Basic	26,772,288	16,646,674	15,000,100
Effect of Dilutive Securities:
Common Stock Equivalents	318,305	150,460	—
Redeemable Preferred Stock	—	6,837,861	7,952,018
Warrants	—	—	37,285

Weighted Average Common Shares Outstanding—Diluted	27,090,593	23,634,995	22,989,403

Net Income per Common Share—Basic	$0.83	$0.68	$0.86

Net Income per Common Share—Diluted	$0.82	$0.48	$0.56

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	As of December 31,
	2008	2007	2006
Stock Options	435,760	170,000	1,796,847
Restricted Stock Awards	5,800	81,300	—

NOTE 10.    RELATED PARTY TRANSACTIONS

As described in Note 5, the Company leases a number of its store locations and Corporate Headquarters from ANO and Related Companies.

NOTE 11.    COMMITMENTS AND CONTINGENCIES

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

The Variable Plan

On December 7, 2007, Kevin filed a demand for arbitration seeking to recover the number of shares to which he alleged he was entitled under the Variable Plan and naming the Founder and the Company as respondents. In accordance with the terms of the Variable Plan, the Company determined and certified that the Vested Shares were exercisable under the Variable Plan. Pursuant to the terms of the Variable Plan, the Founder had previously placed 1.5 million shares of common stock in escrow (the “Escrowed Shares”) for purposes of satisfying his obligations thereunder, which the Company had generally guaranteed. The Company was not a party to the escrow arrangement between the Founder and Kevin.

On or about May 29, 2008, Kevin filed an Amended Statement of Claim in the arbitration in which he maintained that he was entitled to more than the Vested Shares. He asserted claims against the Founder and the Company for breach of contract, fraud and a violation of the Massachusetts Weekly Wage Act (the “Wage Act”). He sought transfer of the number of shares owed to him under the Variable Plan as well as treble damages, attorney’s fees and costs under the Wage Act.

In November 2008, the parties completed the arbitration proceeding. Thereafter, in a ruling dated December 1, 2008, the arbitrator determined that Kevin was entitled only to the Vested Shares and denied his breach of contract, fraud and Wage Act claims against the Founder and the Company. The arbitrator ordered the escrow agent to release the escrowed shares to the Founder and Kevin in amounts consistent with the arbitrator’s ruling. The arbitrator did not award costs or attorney’s fees to any party. The Escrowed Shares were subsequently released to Kevin and the Founder in accordance with the arbitrator’s award.

Vazilia Corporation

In July 2006, the Company entered into a purchase agreement with Vazilia Corporation (“Vazilia”) pursuant to which the Company would purchase a total of approximately 27 million square feet of Vazilia’s assorted products over a four-year period, with the unit prices set at the time a purchase order is created/accepted (the “Purchase Agreement”). After entering into the Purchase Agreement, certain products ordered from Vazilia were not delivered and certain products that were delivered did not meet the applicable specifications. As a result, the Company has purchased these or similar products from other suppliers. The Company is not currently receiving product under the Purchase Agreement.

On or about October 3, 2008, Vazilia filed a demand for arbitration in which it alleges that the Company has breached the Purchase Agreement. Vazilia is seeking damages of approximately $1,600, plus costs of the arbitration proceeding. In addition, Vazilia is requesting a declaration terminating the Purchase Agreement and awarding liquidated damages provided thereunder.

In response to the demand for arbitration, the Company filed a counterclaim against Vazilia, which was subsequently amended. The Company is seeking damages of approximately $1,530, plus interest, attorney’s fees and costs, as well as a declaration that the Purchase Agreement is terminated. The Company denies the claims asserted by Vazilia and intends to defend this matter and pursue its counterclaim vigorously. While there is a reasonable possibility that a material loss may be incurred, the Company cannot estimate the loss, if any, therefore no provision for losses has been provided.

NOTE 12.    CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following tables present our unaudited quarterly results for 2008 and 2007.

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands, except for per share amounts)
Net Sales	$114,549	$128,037	$123,063	$116,530
Gross Profit	40,122	44,255	43,417	39,884
Selling, General and Administrative Expenses(1)	32,314	34,934	34,607	28,838
Operating Income	7,808	9,321	8,810	11,046
Net Income	$4,312	$5,876	$5,463	$6,498

Net Income per Common Share – Basic	$0.16	$0.22	$0.20	$0.24
Net Income per Common Share – Diluted	$0.16	$0.22	$0.20	$0.24

(1)	Selling, General and Administrative Expenses for the quarter ended December 31 includes ($2,960) of stock-based compensation expense for the reversal of an accrual related to the Variable Plan.

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except for per share amounts)
Net Sales	$92,022	$105,725	$102,050	$105,510
Gross Profit	30,571	34,375	34,447	35,721
Selling, General and Administrative Expenses(1)	26,816	30,415	28,260	30,817
Operating Income	3,755	3,960	6,187	4,904
Net Income	$2,231	$2,345	$3,701	$3,049

Net Income per Common Share – Basic	$0.15	$0.16	$0.25	$0.14
Net Income per Common Share – Diluted	$0.10	$0.10	$0.16	$0.12

(1)	Selling, General and Administrative Expenses includes $403, $2,649, ($150) and ($2,642) of variable plan stock-based compensation expense for the quarters ended March 31, June 30, September 30, and December 31, respectively. The quarter ended December 31, includes $2,960 of stock-based compensation expense for an accrual related to the Variable Plan and $1,224 of stock-based compensation for the acceleration of stock options and the recognition of the expense associated with the 2006 Regional Plan due to the IPO.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2008.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal controls over financial reporting as of December 31, 2008. See “Item 8. Consolidated Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2009 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2008.

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

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2009 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes information about our equity compensation plans as of December 31, 2008. Shares issued under all of the following plans may be from treasury, newly issued or both.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in column (a))
Equity Compensation Plans Approved by Security Holders	2,358,880	$8.27	1,885,940
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,358,880	$8.27	1,885,940

(1)	Includes shares issuable in connection with non-employee director restricted stock units. The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options.

The additional information required by this Item is incorporated by reference from the definitive proxy statement for our 2009 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2008.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

The information required by this Item with respect to certain relationships and related-party transactions is incorporated by reference from the definitive proxy statement for our 2009 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2008.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item with respect to principal accountant fees and services is incorporated by reference from the definitive proxy statement for our 2009 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1. Financial Statements

The following financial statements are submitted in Part II, Item 8 of this annual report:

2. Financial Statement Schedules

All financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

3. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Toano, Commonweath of Virginia, on March 10, 2009.

LUMBER LIQUIDATORS, INC.

By:	/s/ JEFFREY W. GRIFFITHS
Jeffrey W. Griffiths President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicted have signed this report below.

Signature	Title

/s/ JEFFREY W. GRIFFITHS Jeffrey W. Griffiths	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ DANIEL E. TERRELL Daniel E. Terrell	Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ THOMAS D. SULLIVAN Thomas D. Sullivan	Chairman of the Board

/s/ MACON F. BROCK, JR. Macon F. Brock, Jr.	Director

/s/ DOUGLAS T. MOORE Douglas T. Moore	Director

/s/ JOHN M. PRESLEY John M. Presley	Director

/s/ MARTIN F. ROPER Martin F. Roper	Director

/s/ RICHARD D. TADLER Richard D. Tadler	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.01	Amended and Restated Articles of Incorporation**

3.02	Amended and Restated By-Laws**

4.01	Form of Certificate of Common Stock of Lumber Liquidators, Inc.*

10.01	Lumber Liquidators 2006 Equity Plan for Non-Employee Directors#*

10.02	Lumber Liquidators 2004 Stock Option and Grant Plan#*

10.03	Employment Agreement with Jeffrey W. Griffiths#*

10.04	Employment Agreement with H. Franklin Marcus, Jr.#*

10.05	Offer Letter Agreement with Robert M. Morrison#*

10.06	Offer Letter Agreement with Marco Pescara#*

10.07	Form of Non-Qualified Employee Stock Option Agreement#*

10.08	Lease by and between ANO LLC and Lumber Liquidators (relating to Toano facility)*

10.09	Thomas D. Sullivan Stock Option Agreement and Lumber Liquidators, Inc. Guaranty Agreement, and amendment thereto#*

10.10	Form of Option Award Agreement**

10.11	Form of Restricted Stock Agreement**

10.12	Amended and Restated Annual Bonus Plan#***

23.01	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officer of Lumber Liquidators, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer of Lumber Liquidators, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002

#	Indicates a management contract or compensation plan, contract or agreement.

*	Incorporated by reference of the Company’s Registration Statement on Form S-1 (File No. 333-142309).

**	Incorporated by reference of the Company’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-33767).

***	Incorporated by reference of the Company’s Form 8-K filed on April 3, 2008 (File No. 001-33767).