Form 10-Q
period 2009-03-31
Lumber Liquidators, Inc.
filed 2009-05-06
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number: 001-33767

LUMBER LIQUIDATORS, INC.

(Exact name of registrant as specified in its charter)

Delaware	043229199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 John Deere Road Toano, Virginia	23168
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (757) 259-4280

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes         ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes        ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer                 ☒ Accelerated filer                 ☐ Non-accelerated filer                 ☐ Smaller reporting company

                                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes     ☒ No

As of May 4, 2009, there were 26,836,202 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS, INC.

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2009

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Lumber Liquidators, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2009	December 31, 2008
Assets	(unaudited)
Current Assets:
Cash and Cash Equivalents	$46,123	$35,139
Merchandise Inventories	106,507	88,731
Prepaid Expenses	4,934	5,033
Other Current Assets	3,277	3,731

Total Current Assets	160,841	132,634
Property and Equipment, net	13,736	13,780
Deferred Income Taxes	2,317	2,317
Other Assets	3,756	3,674

Total Assets	$180,650	$152,405

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable	$25,007	$15,373
Customer Deposits and Store Credits	17,698	10,418
Other Current Liabilities	15,907	10,598

Total Current Liabilities	58,612	36,389

Deferred Rent	1,763	1,619

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 26,803,202 and 26,796,891 outstanding, respectively)	27	27
Additional Capital	88,398	87,613
Retained Earnings	31,850	26,757

Total Stockholders’ Equity	120,275	114,397

Total Liabilities and Stockholders’ Equity	$180,650	$152,405

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Net Sales	$123,852	$114,549
Cost of Sales	79,290	74,427

Gross Profit	44,562	40,122

Selling, General and Administrative Expenses	36,295	32,314

Operating Income	8,267	7,808

Interest Expense	—	25
Other (Income) Expense	(122)	(238)

Income Before Income Taxes	8,389	8,021

Provision for Income Taxes	3,296	3,709

Net Income	$5,093	$4,312

Net Income per Common Share—Basic	$0.19	$0.16

Net Income per Common Share—Diluted	$0.19	$0.16

Weighted Average Common Shares Outstanding:
Basic	26,797,185	26,748,726
Diluted	27,176,650	26,806,861

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net Income	$5,093	$4,312
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,164	1,082
Stock-Based Compensation Expense	802	614
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(17,776)	(23,923)
Accounts Payable	9,634	11,066
Customer Deposits and Store Credits	7,280	2,634
Prepaid Expenses and Other Current Assets	553	149
Other Assets and Liabilities	5,527	5,129

Net Cash Provided by Operating Activities	12,277	1,063

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(1,275)	(1,567)

Net Cash Used in Investing Activities	(1,275)	(1,567)

Cash Flows from Financing Activities:
Payments of Long-Term Debt and Capital Lease Obligations	(1)	(50)
Proceeds from the Exercise of Stock Options	13	—
Common Stock Purchased Pursuant to Equity Compensation Plans	(30)	(51)

Net Cash Used in Financing Activities	(18)	(101)

Net Increase (Decrease) in Cash and Cash Equivalents	10,984	(605)
Cash and Cash Equivalents, Beginning of Period	35,139	33,168

Cash and Cash Equivalents, End of Period	$46,123	$32,563

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature and Organization of Business

Lumber Liquidators, Inc. (the “Company”), a Delaware corporation, is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods, and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay and adhesives. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 160 store locations in primary or secondary metropolitan areas in 44 states. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both the Company’s call center in Toano, Virginia, and website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products in Toano, Virginia, which along with the call center, corporate offices, and finishing and distribution facility represent the “Corporate Headquarters.”

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (or “SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Lumber Liquidators, Inc. annual report filed on Form 10-K for the year ended December 31, 2008.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Lumber Liquidators Leasing, LLC. All significant intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (or “FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (or “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2 (or “FSP 157-2”) which delayed the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157, as amended by FSP 157-2, did not have a material impact on the Company’s consolidated financial statements.

NOTE 2.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2009	2008
Net Income	$5,093	$4,312

Weighted Average Common Shares Outstanding—Basic	26,797,185	26,748,726
Effect of Dilutive Securities:
Common Stock Equivalents	379,465	58,135

Weighted Average Common Shares Outstanding—Diluted	27,176,650	26,806,861

Net Income per Common Share—Basic	$0.19	$0.16

Net Income per Common Share—Diluted	$0.19	$0.16

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2009	2008
Stock Options	338,952	1,208,010
Restricted Stock Awards	40,513	114,066

NOTE 3.	RELATED PARTY TRANSACTIONS

As of March 31, 2009, the Company leased the Corporate Headquarters and 23 of its store locations from ANO LLC, a company that is wholly owned by the founder and current chairman of the Board (the “Founder”). The Company also leased one store location from Wood on Wood Road, Inc. and one store location from BMT Holdings, LLC. Wood on Wood Road, Inc. is wholly owned by the Founder, and 50% of the membership interest of BMT Holdings, LLC is owned by the Founder. Rental expense related to these companies for the three months ended March 31, 2009 and 2008 was $633 and $626, respectively.

NOTE 4.	COMMITMENTS AND CONTINGENCIES

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

In response to the demand for arbitration, the Company filed a counterclaim against Vazilia, which was subsequently amended. The Company is seeking damages of approximately $1,530, plus interest, attorney’s fees and costs, as well as a declaration that the Purchase Agreement is terminated. The Company denies the claims asserted by Vazilia and intends to defend this matter and pursue its counterclaim vigorously. While there is a reasonable possibility that a material loss may be incurred, the Company cannot estimate the loss, if any, therefore, no provision for losses has been provided.

The Company is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, while the outcome of any such claims and disputes cannot be predicted with certainty, the ultimate liability of the Company in connection with these matters is not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to matters such as sales growth, comparable store net sales, impact of cannibalization, price changes, earnings performance, stock-based compensation expense, margins, return on invested capital, strategic direction, the demand for our products, and store openings. We have used words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed in this report and in our other reports filed with the SEC including the Item 1A, “Risk Factors,” section of the Form 10-K.

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

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in our annual report filed on Form 10-K for the year ended December 31, 2008.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States, based on industry sources and our experience. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. As of March 31, 2009, we sold our products through 160 Lumber Liquidators stores in 44 states, a call center, websites and catalogs.

2009 Highlights

Net Sales. Net sales for the first quarter of 2009 increased 8.1% over the first quarter of 2008, as non-comparable store net sales from 35 new store locations opened after March 31, 2008, more than offset a 5.8% decrease in net sales at comparable stores. We generally consider a store comparable on the first day of the thirteenth full calendar month after opening. Consumer demand continued to shift our mix of products sold, or sales mix, to certain key product lines which generally have a lower than average retail price, though consumer preference within those lines has continued to be in premium products. As a result, in comparing the first quarter of 2009 to the same period in 2008, the average retail price per unit sold, exclusive of certain non-merchandise revenue, decreased approximately 6.8%, while our total sales volume, primarily measured in square footage, increased approximately 17.0%.

Growth in Our Store Base. New store locations continue to drive our net sales growth. In 2009, we expect to open between 30 and 36 new store locations in an approximately equal mix of new and existing markets. In the first quarter of 2009, we opened 10 new stores, seven of which were in new markets. For the full year 2008, we opened 34 new stores, including 21 in new markets. Of the nine new stores opened in the first quarter of 2008, seven were in new markets. We have opened 67 of our 160 store locations in the 24 months after March 31, 2007, and our recent store opening activity is as follows:

	2009	2008
Number of stores at January 1	150	116
New stores opened during the quarter	10	9

Number of stores at March 31	160	125

Gross Margin. Gross margin was 36.0% in the first quarter of 2009. In the first quarter of 2008, gross margin was 35.0% and included 50 to 65 basis points of benefit related to special liquidation deals which were unusual in their combination of unit count, quality and cost. The 2009 improvement in gross margin was primarily due to changes in our product line sales mix as well as a continued shift to premium products within the product lines. In addition, domestic and international transportation costs were generally lower in comparing the first quarter of 2009 to the same period in 2008, and we continued to execute initiatives within store operations, merchandising and logistics that resulted in gross margin expansion.

Effective Income Tax Rate. The effective income tax rate was 39.3% for the first quarter of 2009, and 46.2% for the first quarter of 2008. In the first quarter of 2008, the effective rate was increased due to the one-time exercise of a certain equity right. The fair value of the equity right on the exercise date was less than the fair value on the vesting date, and as a result, a portion of the related deferred tax benefit was not deductible on our tax return. We had no excess tax deduction recorded in additional capital to offset this reduction in the deferred tax benefit. Accordingly, we recorded $0.7 million of additional income tax expense during the first quarter of 2008.

Liquidity. Cash and cash equivalents totaled $46.1 million at March 31, 2009, an increase of $11.0 million from December 31, 2008, as operating activities in the first quarter of 2009 provided $12.3 million of net cash. In the first quarter of 2008, operating activities provided $1.1 million of net cash, and total cash and cash equivalents declined to $32.6 million at March 31, 2008 from $33.2 million at December 31, 2007. The increase in net cash provided by operating activities was primarily a result of strengthened merchandising initiatives aimed at reducing the build in merchandise inventories. In addition, an increase in consumer demand late in the quarter provided a greater increase in customer deposits.

Our Market. The wood flooring market for homeowners is highly fragmented and dependent on home-related discretionary spending, which is impacted by a number of complex economic and demographic factors that may vary locally, regionally, and nationally. We are impacted by home remodeling activity, employment levels, housing turnover, real estate prices, new housing starts, consumer confidence, credit availability and the general health of consumer discretionary spending. Many of the economic indicators associated with the wood flooring market and generally associated with consumer discretionary spending were weak in 2007, weakened further in 2008 (particularly in the last quarter of 2008) and remained weak during the first quarter of 2009. We expect that home-related discretionary spending will continue to be challenged by the macroeconomic environment throughout 2009. Although the wood flooring market is likely to remain weak as a result, we believe the number of retailers serving the homeowner-based segment of the wood flooring market will continue to decline and present an opportunity for market share growth, primarily through store base expansion.

Results of Operations

Net Sales

	For the three months ended March 31,
	2009	2008
	(dollars in thousands)
Net sales	$123,852	$114,549
Comparable net sales (decrease) increase	(5.8%)	7.0%
Number of stores open at end of period	160	125
Number of stores opened in the period	10	9

Net sales for the first quarter of 2009 increased $9.3 million over the first quarter of 2008 as a result of a $15.9 million increase in non-comparable store net sales, partially offset by a decrease of $6.6 million in comparable store net sales. Due primarily to a continued shift in our sales mix, our overall average sale in the first quarter of 2009 was approximately $1,600, down approximately 8.6% from $1,750 for the first quarter of 2008. We define our “average sale” as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders). Applying the calculated total average sale to net sales at comparable stores, we believe the number of customers invoiced at comparable stores increased approximately 3.1%. We believe the shift in sales mix is primarily due to our broader assortment of premium products within certain key product lines, such as laminates and bamboo, that generally have a lower than average retail price. In addition, as a result of our continued efforts to broaden our assortment and strengthen our commitment to consistent in-stock positions in moldings and accessories, including treads and risers, the sales mix of those products increased to 11.6% of total net sales in the first quarter of 2009 from 10.4% in the first quarter of 2008. Sales mix decreases were noted in Bellawood and certain engineered hardwoods which generally carry a higher than average retail price.

Gross Profit and Gross Margin

	For the three months ended March 31,
	2009	2008
	(dollars in thousands)
Net Sales	$123,852	$114,549
Cost of Sales	79,290	74,427

Gross Profit	$44,562	$40,122
Gross Margin	36.0%	35.0%

Gross profit in the first quarter of 2009 increased $4.4 million, or 11%, to $44.6 million from $40.1 million for the first quarter of 2008. Gross margin improved 100 basis points in the first quarter of 2009 as compared to the first quarter of 2008 primarily due to:

•	logistics initiatives to reduce international transportation costs and domestic road miles driven, together with lower fuel costs;

•	increased consumer demand for premium products within certain key product lines which generally yield a higher than average gross margin; and

•	an increase in the sales mix of moldings and accessories which yield a higher than average gross margin.

Partially offsetting these improvements to gross margin in comparing 2009 to 2008 was the net impact of liquidation deals. In the first quarter of 2008, certain special liquidation deals, unique in their combination of unit count, quality and cost, added 50 to 65 basis points to gross margin.

Operating Income

	For the three months ended March 31,
	2009	2008
	(in thousands)
Gross Profit	$44,562	$40,122
Selling, General and Administrative (or “SG&A”)	36,295	32,314

Operating Income	$8,267	$7,808

Operating income for the three months ended March 31, 2009 increased $0.5 million, or 5.9%, over the first quarter of 2008 as the $4.4 million increase in gross profit discussed above was offset by a $4.0 million increase in SG&A expenses. The increase in SG&A expense was principally due to the following factors:

•

Salaries, commissions and benefits for the first quarter of 2009 increased $1.8 million, or 15.1%, in comparison to first quarter of 2008. As a percentage of net sales, salaries, commissions and benefits increased to 10.8% for the three months ended March 31, 2009 from 10.2% for the three months ended March 31, 2008. Store salaries, commissions and benefits expense increased $1.0 million, primarily due to the 35 new stores opened between March 31, 2008 and March 31, 2009. In addition, salaries and benefits related to key infrastructure areas impacting product flow, including merchandising, information technology and warehousing, increased by $0.6 million. The increase was primarily due to our support of both existing and planned initiatives in these areas.

•

Advertising expenses increased $0.7 million, or 6.0%, over last year’s first quarter, but decreased as a percentage of net sales to 9.7% from 9.9%. We continued to leverage our national advertising campaigns over a larger store base, partially offset by a greater spend in certain direct sales generation programs, principally direct mail.

•

Occupancy costs for the first quarter of 2009 increased $0.7 million, or 20.3%, in comparison to the first quarter of 2008, and increased as a percentage of net sales to 3.5% from 3.2%, respectively. These increases were primarily due to the 35 stores opened between March 31, 2008 and March 31, 2009.

•

Stock-based compensation expense increased $0.2 million to $0.8 million in the first quarter of 2009, from $0.6 million in the first quarter of 2008. The increase was due to the grant of stock options and restricted shares in late March 2008. Stock-based compensation is generally granted to employees on an annual basis in March for each of the past three years.

•	Depreciation and amortization increased $0.1 million, but remained a constant 0.9% of net sales.

•

Other SG&A expenses increased $0.5 million, or 13.4%, over last year’s first quarter, and increased as a percentage of net sales to 3.7% from 3.5%. This increase was primarily due to certain banking fees, including bankcard discounts which increased due to greater consumer preference for certain promotional programs. Partially offsetting this increase were lower legal and professional fees related to public company compliance.

Provision for Income Taxes

	For the three months ended March 31,
	2009	2008
	(dollars in thousands)
Provision for income taxes	$3,296	$3,709
Effective tax rate	39.3%	46.2%

The effective income tax rate was 39.3% for the first quarter of 2009 and 46.2% for the first quarter of 2008. Exclusive of $0.7 million in additional income tax expense related to the nondeductible portion of a deferred tax benefit associated with the one-time exercise of a certain equity right, the effective rate in the first quarter of 2008 was approximately 37.8%. The first quarter 2009 increase in effective rate was primarily a result of increases in certain state income taxes and a reduction in tax-exempt interest income.

Net Income

	For the three months ended March 31,
	2009	2008
	(dollars in thousands)
Net Income	$5,093	$4,312
As a percentage of net sales	4.1%	3.8%

Net income increased 18.1% for the three months ended March 31, 2009, in comparison to the three months ended March 31, 2008.

Seasonality

Our net sales fluctuate slightly as a result of seasonal factors, and we adjust merchandise inventories in anticipation of those factors, causing variations in our build of merchandise inventories. We experience slightly higher net sales in spring and fall, when more home remodeling and home building activities are taking place, and slightly lower net sales in holiday periods and during the hottest summer months. These seasonal fluctuations, however, are minimized to some extent by our national presence, as markets experience different seasonal characteristics.

Liquidity and Capital Resources

Our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Our principal sources of liquidity are $46.1 million of cash and cash equivalents at March 31, 2009, our cash flow from operations, and our $25.0 million of availability under a revolving credit facility. We expect to use this liquidity for general corporate purposes, including providing additional long-term capital to support the growth of our business (primarily through opening new stores) and maintaining our existing stores. We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

In 2009, we expect capital expenditures to total between $10.0 million and $13.0 million. In addition to general capital requirements, we intend to:

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

Cash and Cash Equivalents

During the three months ended March 31, 2009, cash and cash equivalents increased $11.0 million to $46.1 million. The increase of cash and cash equivalents was due to $12.3 million of net cash provided by operating activities, which was partially offset by the use of $1.3 million to purchase property and equipment.

During the three months ended March 31, 2008, cash and cash equivalents decreased $0.6 million to $32.6 million. The decrease of cash and cash equivalents was due to $1.1 million of net cash provided by operating activities, which was more than offset by the use of $1.6 million to purchase property and equipment.

Cash Flows

Operating Activities. Net cash provided by operating activities was $12.3 million for the three months ended March 31, 2009 and $1.1 million for the three months ended March 31, 2008. Net cash provided by operating activities increased primarily as a result of strengthened merchandising initiatives aimed at reducing the build in merchandise inventories. In addition, an increase in consumer demand late in the quarter provided a greater increase in customer deposits.

The build in merchandise inventories primarily relates to the growth in our store base, and represents the most significant use of operating cash. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received the products at either our central distribution center in Toano, Virginia or at an individual store location. Merchandise inventories and available inventory per store in operation were as follows:

	As of March 31, 2009	As of December 31, 2008	As of March 31, 2008
		(in thousands)
Inventory – Available for Sale	$84,078	$75,521	$72,054
Inventory – Inbound In-Transit	22,429	13,210	23,893

Total Merchandise Inventories	$106,507	$88,731	$95,947

Available Inventory Per Store	$525	$503	$576

Investing Activities. Net cash used in investing activities was $1.3 million for the three months ended March 31, 2009 and $1.6 million for the three months ended March 31, 2008. Net cash used in investing activities during the first quarter of 2009 primarily related to store fixtures and leasehold improvements for the ten new stores, and routine purchases of computer hardware and software. Net cash used in investing activities during the first quarter of 2008 related to capital purchases of store fixtures and leasehold improvements for nine new stores, upgrades to our website, leasehold improvements and office equipment in our corporate offices, and routine capital purchases of computer hardware and software.

Financing Activities. Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 2009, primarily attributable to common stock purchases pursuant to equity compensation plans, and $0.1 million for the three months ended March 31, 2008, primarily attributable to principal payments on outstanding capital lease obligations and equity activity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or other financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our critical accounting policies and estimates since our last annual report on Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (or “FASB”) issued SFAS No. 157, “Fair Value Measurements” (or “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2 (or “FSP 157-2”) which delayed the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157, as amended by FSP 157-2, did not have a material impact on our consolidated financial statements.

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

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

In response to the demand for arbitration, we filed a counterclaim against Vazilia, which was subsequently amended. We are seeking damages of approximately $1.5 million, plus interest, attorney’s fees and costs, as well as a declaration that the Purchase Agreement is terminated. We deny the claims asserted by Vazilia and intend to defend this matter and pursue our counterclaim vigorously. While there is a reasonable possibility that a material loss may be incurred, we cannot estimate the loss, if any, therefore, no provision for losses has been provided.

We are, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, while the outcome of any such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. There have been no material changes to those risk factors since we filed our fiscal 2008 annual report on Form 10-K. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

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

LUMBER LIQUIDATORS, INC. (Registrant)

Date: May 5, 2009	By:	/s/ Daniel E. Terrell
Daniel E. Terrell Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.13	Amendment to Employment Agreement with Jeffrey W. Griffiths#

31.1	Certification of Principal Executive Officer of Lumber Liquidators, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer of Lumber Liquidators, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002

# Indicates a management contract or compensation plan, contract or agreement.