Form 10-Q
period 2009-06-30
Lumber Liquidators, Inc.
filed 2009-08-05
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 3, 2009, there were 26,968,021 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS, INC.

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2009

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Lumber Liquidators, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$43,305	$35,139
Merchandise Inventories	106,775	88,731
Prepaid Expenses	3,896	5,033
Other Current Assets	3,716	3,731

Total Current Assets	157,692	132,634
Property and Equipment, net	17,116	13,780
Deferred Income Taxes	2,317	2,317
Other Assets	3,647	3,674

Total Assets	$180,772	$152,405

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable	$24,721	$15,373
Customer Deposits and Store Credits	13,788	10,418
Other Current Liabilities	11,690	10,598

Total Current Liabilities	50,199	36,389

Deferred Rent	1,862	1,619

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 26,913,269 and 26,796,891 outstanding, respectively)	27	27
Additional Capital	89,895	87,613
Retained Earnings	38,789	26,757

Total Stockholders’ Equity	128,711	114,397

Total Liabilities and Stockholders’ Equity	$180,772	$152,405

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Sales	$143,116	$128,037	$266,968	$242,586
Cost of Sales	92,538	83,782	171,828	158,209

Gross Profit	50,578	44,255	95,140	84,377

Selling, General and Administrative Expenses	39,247	34,934	75,542	67,248

Operating Income	11,331	9,321	19,598	17,129

Interest and Other Income, net	(150)	(159)	(272)	(372)

Income Before Income Taxes	11,481	9,480	19,870	17,501

Provision for Income Taxes	4,542	3,604	7,838	7,313

Net Income	$6,939	$5,876	$12,032	$10,188

Net Income per Common Share—Basic	$0.26	$0.22	$0.45	$0.38

Net Income per Common Share—Diluted	$0.25	$0.22	$0.44	$0.38

Weighted Average Common Shares Outstanding:
Basic	26,863,599	26,760,119	26,830,575	26,751,686
Diluted	27,534,297	27,261,011	27,355,657	27,031,200

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008

Cash Flows from Operating Activities:
Net Income	$12,032	$10,188
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	2,341	2,190
Stock-Based Compensation Expense	1,651	1,416
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(18,044)	(27,940)
Accounts Payable	6,623	3,904
Customer Deposits and Store Credits	3,370	2,824
Prepaid Expenses and Other Current Assets	1,152	(188)
Other Assets and Liabilities	1,510	680

Net Cash Provided by (Used in) Operating Activities	10,635	(6,926)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(3,099)	(3,966)

Net Cash Used in Investing Activities	(3,099)	(3,966)

Cash Flows from Financing Activities:
Payments of Long-Term Debt and Capital Lease Obligations	(1)	(76)
Proceeds from the Exercise of Stock Options	663	143
Excess Tax Benefits on Stock Option Exercises	—	33
Common Stock Purchased Pursuant to Equity Compensation Plans	(32)	(51)

Net Cash Provided by Financing Activities	630	49

Net Increase (Decrease) in Cash and Cash Equivalents	8,166	(10,843)
Cash and Cash Equivalents, Beginning of Period	35,139	33,168

Cash and Cash Equivalents, End of Period	$43,305	$22,325

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature and Organization of Business

Lumber Liquidators, Inc. (the “Company”), a Delaware corporation, is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods, and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay and adhesives. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 168 store locations in primary or secondary metropolitan areas in 45 states. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both the Company’s call center in Toano, Virginia, and website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products in Toano, Virginia, which along with the call center, corporate offices, and finishing and distribution facility represent the “Corporate Headquarters.”

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Lumber Liquidators, Inc. annual report filed on Form 10-K for the year ended December 31, 2008.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Lumber Liquidators Leasing, LLC. All significant intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company has evaluated all subsequent events through August 5, 2009, the date the consolidated financial statements were issued.

Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, notes receivable, accounts payable and other liabilities approximate fair value because of the short-term nature of these items.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”) which delayed the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157, as amended by FSP 157-2, did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”). FSP No. 107-1 amends Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP No. 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP No. 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP No. 107-1 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), and in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 is effective for financial statements issued for reporting periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification does not change U.S. GAAP, but is intended to make it easier to find and research U.S. GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately 90 accounting topics. The Codification will be the single source of authoritative U.S. GAAP.

NOTE 2. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income	$6,939	$5,876	$12,032	$10,188

Weighted Average Common Shares Outstanding—Basic	26,863,599	26,760,119	26,830,575	26,751,686
Effect of Dilutive Securities:
Common Stock Equivalents	670,698	500,892	525,082	279,514

Weighted Average Common Shares Outstanding—Diluted	27,534,297	27,261,011	27,355,657	27,031,200

Net Income per Common Share—Basic	$0.26	$0.22	$0.45	$0.38

Net Income per Common Share—Diluted	$0.25	$0.22	$0.44	$0.38

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock Options	306,433	421,010	306,433	421,010
Restricted Stock Awards	—	32,063	—	32,063

NOTE 3. RELATED PARTY TRANSACTIONS

As of June 30, 2009, the Company leased the Corporate Headquarters and 23 of its store locations from ANO LLC, a company that is wholly owned by the Company’s founder and current chairman of the Board (the “Founder”). The Company also leased one store location from Wood on Wood Road, Inc. and one store location from BMT Holdings, LLC. Wood on Wood Road, Inc. is wholly owned by the Founder, and 50% of the membership interest of BMT Holdings, LLC is owned by the Founder. Rental expense related to these companies for the three and six months ended June 30, 2009 was $639 and $1,272, respectively. Rental expense related to these companies for the three and six months ended June 30, 2008 was $626 and $1,252, respectively.

NOTE 4. COMMITMENTS AND CONTINGENCIES

In July 2006, the Company entered into a purchase agreement with Vazilia Corporation (“Vazilia”) pursuant to which the Company agreed to purchase a total of approximately 27 million square feet of Vazilia’s assorted products over a four-year period, with the unit prices set at the time a purchase order was created/accepted (the “Purchase Agreement”). After entering into the Purchase Agreement, certain products ordered from Vazilia were not delivered and certain products that were delivered did not meet the applicable specifications, and the Company purchased these or similar products from other suppliers.

In October 2008, Vazilia filed a demand for arbitration in which it alleged that the Company had breached the Purchase Agreement. Vazilia sought damages of approximately $1,600, plus costs of the arbitration proceeding, as well as a declaration terminating the Purchase Agreement and awarding liquidated damages provided thereunder. In response to the demand for arbitration, the Company asserted a counterclaim against Vazilia in which it asserted that Vazilia had breached the Purchase Agreement. In its counterclaim, the Company sought damages of approximately $1,530, plus interest, attorney’s fees and costs, as well as a declaration that the Purchase Agreement was terminated.

In June 2009, the parties reached a settlement pursuant to which, among other things, the parties agreed to terminate the Purchase Agreement. As a result, the Company has no further obligation to purchase goods from Vazilia. Further, each party released any claims against the other relating to the Purchase Agreement or arbitration. No payments were made or received by either party in connection with the settlement.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to matters such as sales growth, comparable store net sales, impact of cannibalization, price changes, earnings performance, stock-based compensation expense, margins, return on invested capital, strategic direction, the demand for our products, and store openings. We have used words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed in this report and in our other reports filed with the SEC, including the Item 1A, “Risk Factors,” section of our 2008 Annual Report on Form 10-K.

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

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States, based on industry sources and our experience. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. As of June 30, 2009, we sold our products through 168 Lumber Liquidators stores in 45 states, a call center, websites and catalogs.

2009 Highlights

Net Sales. Net sales for the second quarter of 2009 increased 11.8% over the second quarter of 2008, as non-comparable store net sales from 33 new store locations opened after June 30, 2008, more than offset a 1.8% decrease in net sales at comparable stores1. Net sales for the six months ended June 30, 2009 increased 10.1% over the six months ended June 30, 2008, as non-comparable store net sales more than offset a 3.7% decrease in net sales at comparable stores.

[1]	We generally consider a store comparable on the first day of the thirteenth full calendar month after opening.

Generally strong consumer demand for our value proposition continued to drive increases in our total sales volume, primarily measured in square footage, in both comparable and non-comparable stores. However, consumer demand continued to shift our mix of products sold, or sales mix, to certain key product lines which generally have a lower than average retail price, though consumers continued to prefer the premium products within those product lines. As a net result, our average sale2 measured across all stores decreased approximately 13.5% and 11.2% in comparing the three and six months ended June 30, 2009, respectively, to the same periods in 2008.

Growth in Our Store Base. New store locations continue to drive our net sales growth. In the first six months of 2009, we opened 18 new stores, 14 of which were in new markets. Of the 19 new stores opened in the first six months of 2008, 13 were in new markets. In the second half of 2009, we now expect to open between 14 and 18 additional new store locations. For the full year 2008, we opened 34 new stores, including 21 in new markets. We have opened 65 of our 168 store locations in the 24 months after June 30, 2007, and our recent store opening activity is as follows:

	2009	2008
Number of stores at January 1	150	116
New stores opened during the quarter	10	9

Number of stores at March 31	160	125
New stores opened during the quarter	8	10

Number of stores at June 30	168	135

Gross Margin. Gross margin was 35.3% for the second quarter of 2009, up from 34.6% in the second quarter of 2008. Gross margin for the second quarter of 2008 included approximately 40 basis points (BPS) of benefit related to the retroactive rebate of a bamboo tariff. Gross margin was 35.6% for the six months ended June 30, 2009, up from 34.8% in the same period of 2008. Gross margin for the first half of 2008 included up to 40 BPS of benefit related to certain special liquidation deals and approximately 15 BPS related to the retroactive rebate of the bamboo tariff. Gross margin continued to benefit from changes in our product line sales mix, as well as a continued shift to premium products within the product lines. In addition, domestic and international transportation costs were generally lower in comparing the three and six months of 2009 to the same periods in 2008. Further, we continued to execute initiatives within store operations, merchandising and logistics that resulted in gross margin expansion.

Liquidity. Cash and cash equivalents totaled $43.3 million at June 30, 2009, an increase of $8.2 million from December 31, 2008, as operating activities in the first six months of 2009 provided $10.6 million of net cash. In comparison, cash and cash equivalents totaled $22.3 million at June 30, 2008, a decrease of $10.8 million from December 31, 2007, as operating activities used $6.9 million of net cash. Strengthened merchandising and supply chain initiatives in 2009 generally reduced the build in merchandise inventories and provided greater liquidity.

Our Market. The wood flooring market for homeowners is highly fragmented and dependent on home-related discretionary spending, which is influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. We are impacted by home remodeling activity, employment levels, housing turnover, real estate prices, new housing starts, consumer confidence, credit availability and the general health of consumer discretionary spending. Many of the economic indicators associated with the wood flooring market and generally associated with consumer discretionary spending were weak in 2007, weakened further in 2008 (particularly in the last quarter of 2008) and remained weak during the first half of 2009. We expect that home-related discretionary spending will continue to be challenged by the macroeconomic environment throughout 2009. Although the wood flooring market is likely to remain weak as a result, we believe the number of retailers serving the homeowner-based segment of the wood flooring market will continue to decline and present an opportunity for market share growth, primarily through store base expansion.

[2]	Average sale is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).

Results of Operations

Net Sales

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net sales	$143,116	$128,037	$266,968	$242,586
Comparable net sales (decrease) increase	(1.8)%	2.7%	(3.7)%	4.7%

Net sales for the second quarter of 2009 increased $15.1 million over the second quarter of 2008 as a result of a $17.3 million increase in non-comparable store net sales, partially offset by a decrease of $2.2 million in comparable store net sales. Net sales for the six months ended June 30, 2009 increased $24.4 million over the same prior year period as a result of a $33.2 million increase in non-comparable store net sales, partially offset by a decrease of $8.8 million in comparable store net sales. Overall, our net sales have been impacted by the following factors:

•

Consumer demand continued to shift towards our broad assortment of premium products within certain key product lines. In 2009, that demand shift has emphasized product lines that generally have a lower than average retail price, including laminates. We believe our retail prices present the greatest value in the premium categories of each product line in comparison to our competitors.

•

We believe greater recognition of our value proposition has increased the number of customers served in our comparable stores. Applying our calculated total average sale to net sales at comparable stores, we believe the number of customers invoiced at comparable stores increased approximately 13.6% in comparing the second quarter of 2009 to the same period in 2008, and 8.5% comparing the six month periods ended June 30, 2009 and 2008.

•

We have continued our efforts to strengthen our commitment to consistent in-stock positions, including moldings and accessories and certain product lines customers expect to be in-stock at a store location, including laminates and bamboo. Our sales mix of moldings and accessories increased to 12.4% and 12.0% of total net sales in the three and six months ended June 30, 2009, respectively, from 10.6% and 10.5% in the three and six months ended June 30, 2008, respectively. Partially offsetting sales mix increases in moldings and accessories, laminates and bamboo were decreases in certain hardwood product lines, including Bellawood, engineered and unfinished.

•

Liquidation deals continued to present promotional opportunities to drive incremental consumer traffic. In the first six months of 2008, the availability of liquidation deals, including certain special purchases unique in their unit count, quality and cost, was generally greater than 2009. However, our investment in the infrastructure supporting liquidations deals, primarily merchandising, resulted in sales mix declines of only 50 BPS and 20 BPS in comparing the three and six months ended June 30, 2009 and 2008, respectively.

Gross Profit and Gross Margin

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net Sales	$143,116	$128,037	$266,968	$242,586
Cost of Sales	92,538	83,782	171,828	158,209

Gross Profit	$50,578	$44,255	$95,140	$84,377
Gross Margin	35.3%	34.6%	35.6%	34.8%

Gross profit increased $6.3 million and $10.8 million, or 14.3% and 12.8%, for the three and six month periods ended June 30, 2009, respectively, from the comparable prior year periods. The gross margin improvement in comparing the three and six months ended June 30, 2009, to those ended June 30, 2008, was primarily due to the following factors:

•	Generally lower fuel costs and logistics initiatives to reduce international and domestic transportation costs, including a reduction in road miles driven.

•

The increased consumer demand for certain key product lines, including laminates and bamboo, which generally yield a higher than average gross margin, as well as a continued shift to premium products within those product lines.

•	An increase in the sales mix of moldings and accessories which yield a higher than average gross margin.

•	Initiatives within store operations, merchandising and logistics to enhance product allocation, reduce transfer costs between store locations and strengthen inventory control.

Partially offsetting these improvements to 2009 gross margin in comparison to 2008 were the net impact of certain special liquidation deals and the retroactive rebate of a bamboo tariff. In the first half of 2008, certain special liquidation deals, unique in their combination of unit count, quality and cost, added approximately 10 and 40 BPS to gross margin in the three and six months ended June 30, 2008, respectively. The retroactive tariff rebate added approximately 40 and 15 BPS to gross margin for the three and six months ended June 30, 2008, respectively.

Operating Income and Operating Margin

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Gross Profit	$50,578	$44,255	$95,140	$84,377
Selling, General and Administrative (or “SG&A”)	39,247	34,934	75,542	67,248

Operating Income	$11,331	$9,321	$19,598	$17,129
Operating Margin	7.9%	7.3%	7.3%	7.1%

Operating income for the second quarter ended June 30, 2009 increased $2.0 million, or 21.6%, over the second quarter of 2008 as the $6.3 million increase in gross profit discussed above was partially offset by a $4.3 million increase in SG&A expenses. Operating income for the six months ended June 30, 2009 increased $2.5 million, or 14.4%, over the same period in 2008 as the $10.8 million increase in gross profit discussed above was primarily offset by an $8.3 million increase in SG&A expenses. The increase in SG&A expenses was principally due to the following factors:

•

Salaries, commissions and benefits increased $1.9 million and $3.7 million for the three and six months ended June 30, 2009, respectively, from the comparable prior year periods. As a percentage of net sales, salaries, commissions and benefits increased to 10.2% and 10.5% for the three and six months ended June 30, 2009, respectively, from 9.8% and 10.0% for the three and six months ended June 30, 2008, respectively. Store salaries, commissions and benefits expense increased approximately $1.3 million in comparing the three month periods ended June 30, 2009 and 2008, and $2.3 million in comparing the six month periods, primarily due to the 33 new stores opened between June 30, 2008 and June 30, 2009. In addition, salaries and benefits related to key infrastructure areas impacting product flow, including merchandising, information technology and warehousing, increased $0.5 million and $1.0 million in comparing the three and six month periods ended June 30, 2009 and 2008, respectively, primarily due to our support of both existing and planned initiatives in these areas.

•

Advertising expenses increased $0.6 million to $13.1 million, or 9.2% of net sales, for the three months ended June 30, 2009, from $12.5 million, or 9.8% of net sales, for the comparable prior year period. For the six months ended June 30, 2009, advertising expenses increased $1.3 million to $25.1 million, or 9.4% of net sales, down from 9.8% of net sales for the six months ended June 30, 2008. We continued to leverage our national advertising campaigns over a larger store base. This leverage was partially offset by a greater spend in certain direct sales generation programs, principally direct mail. In general, national advertising and direct sales generation programs benefited from lower unit prices.

•

Occupancy costs increased $0.7 million to $4.4 million, or 3.0% of net sales, in the three months ended June 30, 2009, from $3.7 million, or 2.9% of net sales in the second quarter of 2008. For the six months ended June 30, 2009, occupancy costs increased $1.4 million to $8.7 million, or 3.3% of net sales, from $7.3 million, or 3.0% of net sales, for the first six months of 2008. These increases were primarily due to the 33 stores opened between June 30, 2008 and June 30, 2009.

•

Depreciation and amortization expenses increased $0.1 million and $0.2 million in comparing the three and six months ended June 30, 2009 and 2008, to $1.2 million and $2.3 million, respectively. As a percentage of net sales, depreciation and amortization expenses were 0.8% and 0.9% in the three months and six months ended June 30, 2009, respectively, and 0.9% in each of the three and six month periods ended June 30, 2008.

•

Stock-based compensation expense increased $0.1 million and $0.2 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in the prior year. The increase was primarily due to the grant of stock options and restricted shares to employees.

•

Other SG&A expenses increased $0.9 million and $1.5 million for the three and six months ended June 30, 2009, respectively, from the comparable prior year periods. As a percentage of net sales, these expenses were 3.7% in both the three and six months ended June 30, 2009, and 3.3% and 3.4% for the three and six months ended June 30, 2008, respectively. These increases were primarily due to certain banking fees, including bankcard discounts which increased due to greater consumer preference for certain promotional programs, as well as certain legal fees.

Provision for Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Provision for income taxes	$4,542	$3,604	$7,838	$7,313
Effective tax rate	39.6%	38.0%	39.4%	41.8%

The effective income tax rate increased to 39.6% for the second quarter of 2009 from 38.0% in the second quarter of 2008 primarily due to increases in certain state income taxes and a reduction in tax-exempt interest income. The effective income tax rate of 41.8% for the six months ended June 30, 2008 included a net charge of approximately $0.7 million related to the nondeductible portion of a deferred tax benefit associated with the one-time exercise of a certain equity right, partially offset by excess tax benefits on certain stock option exercises.

Net Income

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net Income	$6,939	$5,876	$12,032	$10,188
As a percentage of net sales	4.8%	4.6%	4.5%	4.2%

Net income increased 18.1% for each of the three and six months ended June 30, 2009, in comparison to the three and six months ended June 30, 2008.

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

Liquidity and Capital Resources

Our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Our principal sources of liquidity are $43.3 million of cash and cash equivalents at June 30, 2009, our cash flow from operations, and our $25.0 million of availability under a revolving credit facility. We expect to use this liquidity for general corporate purposes, including providing additional long-term capital to support the growth of our business (primarily through opening new stores) and maintaining our existing stores. We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

In 2009, we expect capital expenditures to total between $10.0 million and $13.0 million. In addition to general capital requirements, we have or intend to:

•	open between 32 and 36 new store locations;

•	continue remodeling existing store showrooms to enhance consistency in presentation;

•	optimize capacity in, and product flow through, our distribution center; and

•	enhance our information technology systems through integrated solutions to benefit management reporting and planning, business continuity and disaster recovery, and overall system security.

In June 2009, we completed a thorough assessment of integrated information technology solutions and their providers, and signed a software license agreement with SAP Retail, Inc. (“SAP”) for a broad scope of SAP retail software products. We intend to utilize SAP’s “Best Practices” approach to implement an integrated business solution in multiple phases beginning no earlier than the second half of 2010. We estimate capital expenditures for the project, including implementation, to total approximately $8.0 million to $11.0 million by the end of 2010, with approximately $4.0 million to $5.0 million of capital expenditures in 2009. At June 30, 2009, we had capitalized and accrued approximately $2.7 million in total expenditures related to this initiative.

Cash and Cash Equivalents

During the first six months of 2009, cash and cash equivalents increased $8.2 million to $43.3 million. The increase of cash and cash equivalents was primarily due to $10.6 million of net cash provided by operating activities and $0.7 million in proceeds from the exercise of stock options exercises, partially offset by the use of $3.1 million to purchase property and equipment.

During the first six months of 2008, cash and cash equivalents decreased $10.8 million to $22.3 million. The decrease of cash and cash equivalents was primarily due to the use of $6.9 million of net cash in operating activities and the use of $4.0 million to purchase property and equipment.

Cash Flows

Operating Activities. Net cash provided by operating activities was $10.6 million for the six months ended June 30, 2009, compared to the use of net cash of $6.9 million for the six months ended June 30, 2008. Net cash provided by operating activities increased due primarily to more profitable operations, a reduction in the build of merchandise inventories and the timing of changes in certain other assets and liabilities.

The build in merchandise inventories, partially offset by the timing of accounts payable, primarily relates to the growth in our store base, and represents the most significant use of operating cash. Strengthened merchandising initiatives reduced the build in merchandise inventories when comparing 2009 to 2008. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received the products at either our central distribution center in Toano, Virginia or at an individual store location. Merchandise inventories and available inventory per store in operation were as follows:

	As of June 30, 2009	As of December 31, 2008	As of June 30, 2008
		(in thousands)
Inventory – Available for Sale	$94,895	$75,521	$85,325
Inventory – Inbound In-Transit	11,880	13,210	14,639

Total Merchandise Inventories	$106,775	$88,731	$99,964

Available Inventory Per Store	$565	$503	$632

Available inventory per store at June 30, 2009 increased in comparison to December 31, 2008 due primarily to the continuing commitment to a more consistent in-stock position of certain products, including laminates, bamboo and moldings and accessories, and the continuing shift in sales mix to those product lines.

Investing Activities. Net cash used in investing activities was $3.1 million for the six months ended June 30, 2009 and $4.0 million for the six months ended June 30, 2008. Net cash used in investing activities during the first half of 2009 primarily related to capital purchases of store fixtures, equipment and leasehold improvements for the 18 new stores opened in the first six months of 2009, routine capital purchases of computer hardware and software, and certain leasehold improvements in our Corporate Headquarters. Net cash used in investing activities during the first six months of 2008 included capital purchases of store fixtures, equipment and leasehold improvements for the 19 new stores opened in the first six months of 2008, routine capital purchases of fixtures, computer hardware and software, leasehold improvements and certain equipment at the Corporate Headquarters, and certain upgrades to our website.

Financing Activities. Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2009, primarily attributable to common stock activity pursuant to equity compensation plans. Net cash provided by financing activities was less than $0.1 million for the six months ended June 30, 2008.

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

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”). FSP No. 107-1 amends Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP No. 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP No. 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP No. 107-1 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), and in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 is effective for financial statements issued for reporting periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification does not change U.S. GAAP, but is intended to make it easier to find and research U.S. GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately 90 accounting topics. The Codification will be the single source of authoritative U.S. GAAP.

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

In July 2006, we entered into a purchase agreement with Vazilia Corporation (“Vazilia”) pursuant to which we agreed to purchase a total of approximately 27 million square feet of Vazilia’s assorted products over a four-year period, with the unit prices set at the time a purchase order was created/accepted (the “Purchase Agreement”). After entering into the Purchase Agreement, certain products ordered from Vazilia were not delivered and certain products that were delivered did not meet the applicable specifications, and we purchased these or similar products from other suppliers.

In October 2008, Vazilia filed a demand for arbitration in which it alleged that we breached the Purchase Agreement. Vazilia sought damages of approximately $1.6 million, plus costs of the arbitration proceeding, as well as a declaration terminating the Purchase Agreement and awarding liquidated damages provided thereunder. In response to the demand for arbitration, we asserted a counterclaim against Vazilia in which we asserted that Vazilia had breached the Purchase Agreement. In our counterclaim, we sought damages of approximately $1.5 million, plus interest, attorney’s fees and costs, as well as a declaration that the Purchase Agreement was terminated.

In June 2009, the parties reached a settlement pursuant to which, among other things, the parties agreed to terminate the Purchase Agreement. As a result, we have no further obligation to purchase goods from Vazilia. Further, each party released any claims against the other relating to the Purchase Agreement or arbitration. No payments were made or received by either party in connection with the settlement.

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

We held our Annual Meeting of Stockholders on May 21, 2009. At the Annual Meeting, our stockholders voted on the election of two Class II Directors for a three-year term to hold office until the 2012 Annual Meeting of Stockholders, and on the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The following are the results of the matters voted on at the Annual Meeting:

(1) In the election of directors, each nominee was elected by a vote of the stockholders as follows:

Director	FOR	WITHHELD
Douglas T. Moore	25,253,613	173,898
Richard D. Tadler	25,305,647	121,864

(2) The proposal to approve the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved by stockholders as follows:

FOR	AGAINST	ABSTAIN
25,383,722	27,787	18,002

No other matters were voted upon at the Annual Meeting or during the quarter covered by this report.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed in the exhibit index following the signature page are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMBER LIQUIDATORS, INC. (Registrant)

Date: August 5, 2009	By:	/s/ Daniel E. Terrell
Daniel E. Terrell
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer of Lumber Liquidators, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer of Lumber Liquidators, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002