Form 10-Q
period 2009-09-30
Lumber Liquidators, Inc.
filed 2009-11-04
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 2, 2009, there were 27,192,266 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS, INC.

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2009

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$56,752	$35,139
Merchandise Inventories	104,057	88,731
Prepaid Expenses	3,977	5,033
Other Current Assets	4,196	3,731

Total Current Assets	168,982	132,634
Property and Equipment, net	18,284	13,780
Deferred Income Taxes	1,756	2,317
Other Assets	3,654	3,674

Total Assets	$192,676	$152,405

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable	$25,821	$15,373
Customer Deposits and Store Credits	12,157	10,418
Other Current Liabilities	12,863	10,598

Total Current Liabilities	50,841	36,389

Deferred Rent	2,048	1,619

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 27,146,682 and 26,796,891 outstanding, respectively)	27	27
Additional Capital	93,208	87,613
Retained Earnings	46,552	26,757

Total Stockholders’ Equity	139,787	114,397

Total Liabilities and Stockholders’ Equity	$192,676	$152,405

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net Sales	$140,520	$123,063	$407,488	$365,649
Cost of Sales	89,336	79,646	261,164	237,855

Gross Profit	51,184	43,417	146,324	127,794

Selling, General and Administrative Expenses	38,727	34,607	114,269	101,855

Operating Income	12,457	8,810	32,055	25,939

Interest and Other Income, net	(116)	(220)	(388)	(592)

Income Before Income Taxes	12,573	9,030	32,443	26,531

Provision for Income Taxes	4,812	3,567	12,649	10,880

Net Income	$7,761	$5,463	$19,794	$15,651

Net Income per Common Share—Basic	$0.29	$0.20	$0.74	$0.58

Net Income per Common Share—Diluted	$0.28	$0.20	$0.72	$0.58

Weighted Average Common Shares Outstanding:
Basic	27,053,067	26,784,712	26,905,554	26,764,593
Diluted	27,892,790	27,302,549	27,535,516	27,123,548

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash Flows from Operating Activities:
Net Income	$19,794	$15,651
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	3,470	3,238
Deferred Income Taxes	(316)	(1,357)
Stock-Based Compensation Expense	2,298	2,188
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(15,326)	(24,439)
Accounts Payable	10,448	(2,664)
Customer Deposits and Store Credits	1,739	1,123
Prepaid Expenses and Other Current Assets	1,468	504
Other Assets and Liabilities	2,873	3,276

Net Cash Provided by (Used in) Operating Activities	26,448	(2,480)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(8,131)	(5,167)
Purchase of Intangible Assets	—	(800)

Net Cash Used in Investing Activities	(8,131)	(5,967)

Cash Flows from Financing Activities:
Payments of Long-Term Debt and Capital Lease Obligations	(1)	(101)
Proceeds from the Exercise of Stock Options	2,593	204
Excess Tax Benefits on Stock Option Exercises	743	40
Common Stock Purchased Pursuant to Equity Compensation Plans	(39)	(51)

Net Cash Provided by Financing Activities	3,296	92

Net Increase (Decrease) in Cash and Cash Equivalents	21,613	(8,355)
Cash and Cash Equivalents, Beginning of Period	35,139	33,168

Cash and Cash Equivalents, End of Period	$56,752	$24,813

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature and Organization of Business

Lumber Liquidators, Inc. (the “Company”), a Delaware corporation, is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods, and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay and adhesives. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 177 store locations in primary or secondary metropolitan areas in 45 states. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both the Company’s call center in Toano, Virginia, and website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products in Toano, Virginia, which along with the call center, corporate offices, and finishing and distribution facility represent the “Corporate Headquarters.”

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

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Lumber Liquidators Leasing, LLC. All significant intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company has evaluated all subsequent events through November 4, 2009, the date the consolidated financial statements were issued.

Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, notes receivable, accounts payable and other liabilities approximate fair value because of the short-term nature of these items.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) established the “FASB Accounting Standards Codification” (the “Codification”) and in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification does not change U.S. GAAP. Instead, it is intended to make it easier to find and research U.S. GAAP applicable to particular transactions or specific accounting issues by organizing accounting pronouncements into approximately 90 accounting topics. The Codification is the single source of authoritative U.S. GAAP. The Codification is effective for financial statements issued for reporting periods ending after September 15, 2009. The application of the Codification did not have an impact on the Company’s consolidated financial statements, however, all references to authoritative accounting literature will now be references in accordance with the Codification.

NOTE 2.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Net Income	$7,761	$5,463	$19,794	$15,651

Weighted Average Common Shares Outstanding—Basic	27,053,067	26,784,712	26,905,554	26,764,593
Effect of Dilutive Securities:
Common Stock Equivalents	839,723	517,837	629,962	358,955

Weighted Average Common Shares Outstanding—Diluted	27,892,790	27,302,549	27,535,516	27,123,548

Net Income per Common Share—Basic	$0.29	$0.20	$0.74	$0.58

Net Income per Common Share—Diluted	$0.28	$0.20	$0.72	$0.58

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Stock Options	12,864	432,010	12,864	432,010
Restricted Stock Awards	6,110	32,063	6,110	32,063

NOTE 3.	RELATED PARTY TRANSACTIONS

As of September 30, 2009, the Company leased the Corporate Headquarters and 22 of its store locations from ANO LLC, a company that is wholly owned by the Company’s founder and current chairman of the Board (the “Founder”). The Company also leased one store location from Wood on Wood Road, Inc. and one store location from BMT Holdings, LLC. Wood on Wood Road, Inc. is wholly owned by the Founder, and 50% of the membership interest of BMT Holdings, LLC is owned by the Founder. Rental expense related to these companies for the three and nine months ended September 30, 2009 was $630 and $1,902, respectively. Rental expense related to these companies for the three and nine months ended September 30, 2008 was $626 and $1,879, respectively.

NOTE 4.	COMMITMENTS AND CONTINGENCIES

On September 3, 2009, a former store manager and a current assistant store manager (together, the “Plaintiffs”) filed a putative class action suit against the Company in the Superior Court of California in and for the County of Alameda. The Plaintiffs allege that, with regard to certain groups of current and former employees in its California stores, the Company violated California law by failing to calculate and pay overtime wages properly, provide meal breaks, compensate for unused vacation time, reimburse for certain expenses and maintain employment records. The Plaintiffs also claim that the Company did not calculate and pay overtime wages properly for certain of its non-exempt employees, both in and out of California, in violation of federal law. In their suit, the Plaintiffs seek compensatory damages, certain statutory penalties, costs, attorney’s fees and injunctive relief. The Company removed the case to the United States District Court for the Northern District of California. The Company intends to defend the claims in this suit vigorously. While there is a reasonable possibility that a material loss may be incurred, the Company cannot estimate the loss or range of loss, if any, to the Company at this time.

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

This management discussion should be read in conjunction with the consolidated financial statements and notes included in Part I, Item 1 “Condensed Consolidated Financial Statements” of this quarterly report and the audited consolidated financial statements and notes and management discussion included in our annual report filed on Form 10-K for the year ended December 31, 2008.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States, based on industry sources and our experience. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. As of September 30, 2009, we sold our products through 177 Lumber Liquidators stores in 45 states, a call center, websites and catalogs.

2009 Highlights

Net Sales. Net sales for the third quarter of 2009 increased 14.2% over the third quarter of 2008 due to a 1.9% increase in net sales at comparable stores1 and non-comparable store net sales from 34 new store locations opened after September 30, 2008. Net sales for the nine months ended September 30, 2009 increased 11.4% over the nine months ended September 30, 2008, as non-comparable store net sales more than offset a 1.8% decrease in net sales at comparable stores. In both comparable and non-comparable stores, generally strong consumer demand for our value proposition continued to drive increases in our total sales volume, primarily measured in square footage. However, consumer demand continued to shift our mix of products sold, or sales mix, to certain key product lines which generally have a lower than average retail price. As a net result, our average retail price per unit sold (exclusive of certain service revenue) decreased approximately 10.6% and 10.2% in comparing the three and nine months periods ended September 30, 2009 and 2008, respectively, and together with slight decreases in certain service revenue, including delivery, our average sale2 decreased approximately 10.7% and 11.0% for the three and nine months periods ended September 30, 2009 and 2008, respectively.

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

Growth in Our Store Base. New store locations continue to drive our net sales growth. For 2009 and 2008, in each of the nine month periods ended September 30, we opened 27 new stores, and in each period, 18 of the stores were in new markets. For the full year 2008, we opened 34 new stores, 21 of which were in new markets. In the fourth quarter of 2009, we expect to open between seven and nine additional new store locations.

We have opened 66 of our 177 store locations in the 24 months after September 30, 2007, and our recent store opening activity is as follows:

	2009	2008

Number of stores at January 1	150	116
New stores opened during the quarter	10	9

Number of stores at March 31	160	125
New stores opened during the quarter	8	10

Number of stores at June 30	168	135
New stores opened during the quarter	9	8

Number of stores at September 30	177	143

Gross Margin. Gross margin was 36.4% for the third quarter of 2009, up from 35.3% in the third quarter of 2008. Gross margin was 35.9% for the nine months ended September 30, 2009, up from 34.9% in the same period of 2008. Gross margin for both the three and nine month periods ended September 30, 2008 included 55 basis points of benefit related to certain special liquidation deals, particularly in the first and second quarters, and a retroactive rebate of a bamboo tariff. In 2009, gross margin continued to benefit from changes in our product line sales mix and effective execution of initiatives within store operations, merchandising and logistics. In addition, transportation costs were generally lower in comparing the three and nine month periods ended September 30, 2009 to the same periods in 2008, and certain international transportation costs were notably lower in comparing the three month periods then ended.

Liquidity. Cash and cash equivalents totaled $56.8 million at September 30, 2009, an increase of $21.6 million from December 31, 2008, as operating activities in the first nine months of 2009 provided $26.4 million of net cash and investing activities used $8.1 million of net cash. In comparison, cash and cash equivalents totaled $24.8 million at September 30, 2008, a decrease of $8.4 million from December 31, 2007, as operating activities used $2.5 million of net cash and investing activities used $6.0 million of net cash. In 2009, profitable operations combined with strengthened merchandising and supply chain initiatives have generally reduced the build in merchandise inventories and provided greater liquidity.

Our Market. The wood flooring market for homeowners is highly fragmented and dependent on home-related discretionary spending, which is influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. We are impacted by home remodeling activity, employment levels, housing turnover, real estate prices, new housing starts, consumer confidence, credit availability and the general health of consumer discretionary spending. Many of the economic indicators associated with the wood flooring market and generally associated with consumer discretionary spending were weakening over the first nine months of 2008 and were particularly weak in the fourth quarter of 2008 and the first quarter of 2009. Though we began to see early signs of stabilization late in the second quarter of 2009 and into the third quarter, we continue to expect that home-related discretionary spending will be challenged by the macroeconomic environment for the remainder of the year. The wood flooring market is likely to remain weak as a result, though we do not anticipate significant further deterioration. In addition, we believe the number of retailers serving the homeowner-based segment of the wood flooring market will continue to decline and present an opportunity for market share growth, primarily through store base expansion.

Results of Operations

Net Sales

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net sales	$140,520	$123,063	$407,488	$365,649
Comparable store net sales increase (decrease)	1.9%	2.0%	(1.8)%	3.8%

Net sales for the third quarter of 2009 increased $17.5 million over the third quarter of 2008 as a result of a $15.2 million increase in non-comparable store net sales and an increase of $2.3 million in comparable store net sales. Net sales for the nine months ended September 30, 2009 increased $41.8 million over the same prior year period as a result of a $48.4 million increase in non-comparable store net sales, partially offset by a decrease of $6.6 million in comparable store net sales. Overall, our net sales have been impacted by the following factors:

•

Demand continued to be driven by consumer preference for our broad assortment of premium products across a range of product lines. We believe our retail prices present the greatest value in comparison to our competitors in the premium product categories of each product line and greater recognition of our value proposition increased the number of customers served in our comparable stores. Applying our calculated total average sale to net sales at comparable stores, we believe the number of customers invoiced at comparable stores increased approximately 14.1% in comparing the third quarter of 2009 to the same period in 2008, and 10.4% in comparing the nine month periods ended September 30, 2009 and 2008.

•

Net sales benefited from more consistent in-stock positions of certain key product lines and product lines customers expect to be in-stock at a store location, including laminates, moldings and accessories. Our sales mix of moldings and accessories increased to 13.1% and 12.4% of total net sales in the three and nine months ended September 30, 2009, respectively, from 11.3% and 10.8% in the three and nine months ended September 30, 2008, respectively. These benefits were partially offset by decreased net sales in certain hardwood product lines, including Bellawood, engineered and unfinished.

Gross Profit and Gross Margin

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net Sales	$140,520	$123,063	$407,488	$365,649
Cost of Sales	89,336	79,646	261,164	237,855

Gross Profit	$51,184	$43,417	$146,324	$127,794
Gross Margin	36.4%	35.3%	35.9%	34.9%

Gross profit increased $7.8 million and $18.5 million, or 17.9% and 14.5%, for the three and nine month periods ended September 30, 2009, respectively, from the comparable prior year periods. The gross margin improvement in comparing the three and nine months ended September 30, 2009, to those ended September 30, 2008, was primarily due to the following factors:

•

We continued our investment in infrastructure initiatives within key functional areas impacting our product assortment, product flow and commitment to in-stock positions, including product planning, allocation and logistics. As a result, we believe we have driven certain sales mix changes, shortened the distance the product travels between the vendor-mill and the final sales floor, and reduced the cost of our products and the related transportation.

•

Our efforts to broaden the assortment of moldings and accessories while remaining committed to an available in-stock position have increased the sales mix of this key product line, which generally carries gross margins higher than our average. As a result, we believe gross margin benefited by approximately 85 and 80 basis points in comparing the three and nine month periods ended September 30, 2009, respectively, to the comparable 2008 periods.

•

In addition to our efforts to drive sales mix increases in certain key product lines and the premium products within those product lines, we believe the weakness in the macroeconomic environment throughout 2009 has also resulted in a shift away from certain hardwood product lines that generally carry higher than average retail prices per unit sold, but slightly lower than average gross margins.

•

Together with our logistics initiatives to reduce both domestic and international transportation costs, gross margin for the three months ended September 30, 2009 benefited from favorable international container rates in comparison to the rates impacting the three months ended September 30, 2008. We believe the international container rates impacting the three months ended September 30, 2009 resulted in up to 60 basis points of gross margin benefit in comparison to our historic average container rates. We expect our international container rates to remain generally lower than our historic average at least into early 2010, though with moderating benefit.

Our gross margin in 2008 included the net impact of certain special liquidation deals and the retroactive rebate of a bamboo tariff. In the first nine months of 2008, those special liquidation deals, unique in their unit count, quality and cost, added approximately 15 and 30 basis points to gross margin in the three and nine months ended September 30, 2008, respectively. The retroactive tariff rebate added approximately 40 and 25 basis points to gross margin for the three and nine months ended September 30, 2008, respectively.

Operating Income and Operating Margin

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Gross Profit	$51,184	$43,417	$146,324	$127,794
Selling, General and Administrative (or “SG&A”) Expenses	38,727	34,607	114,269	101,855

Operating Income	$12,457	$8,810	$32,055	$25,939
Operating Margin	8.9%	7.2%	7.9%	7.1%

Operating income for the third quarter ended September 30, 2009 increased $3.6 million, or 41.4%, over the third quarter of 2008 as the $7.8 million increase in gross profit discussed above was partially offset by a $4.2 million increase in SG&A expenses. Operating income for the nine months ended September 30, 2009 increased $6.1 million, or 23.6%, over the same period in 2008, as the $18.5 million increase in gross profit discussed above was primarily offset by a $12.4 million increase in SG&A expenses. The increase in SG&A expenses was principally due to the following factors:

•

Salaries, commissions and benefits increased $2.8 million and $6.5 million for the three and nine months ended September 30, 2009, respectively, from the comparable prior year periods. As a percentage of net sales, salaries, commissions and benefits increased to 10.9% and 10.6% for the three and nine months ended September 30, 2009, respectively, from 10.1% and 10.0% for the three and nine months ended September 30, 2008, respectively. The increase in salaries, commissions and benefits was primarily due to:

o	The 34 new stores opened subsequent to September 30, 2008, including nine in the third quarter of 2009, in addition to higher store-level sales incentives and greater benefit costs across all stores, added approximately $1.8 million and $4.0 million in comparing the three and nine month periods ended September 30, 2009 and 2008, respectively.

o	Key infrastructure investment in areas impacting product flow, including merchandising, information technology and warehousing, increased $0.6 million and $1.6 million in comparing the three and nine month periods ended September 30, 2009 and 2008, respectively.

o	Bonus accrual increases of $0.2 million and $0.3 million in comparing the three and nine month periods ended September 30, 2009 and 2008, respectively.

•

Advertising expenses increased $0.2 million to $12.1 million, or 8.6% of net sales, for the three months ended September 30, 2009, from $11.9 million, or 9.7% of net sales, for the comparable prior year period. For the nine months ended September 30, 2009, advertising expenses increased $1.4 million to $37.2 million, or 9.1% of net sales, down from 9.8% of net sales for the nine months ended September 30, 2008. We continued to leverage our national advertising campaigns over a larger store base, and in general, both national advertising and direct sales generation programs benefited from lower unit prices. We believe the effectiveness of our advertising spend was improved through increases in direct mail, internet search and promotional television.

•

Occupancy costs increased $1.0 million to $4.8 million, or 3.4% of net sales, in the third quarter of 2009, from $3.8 million, or 3.1% of net sales, in the third quarter of 2008. For the nine months ended September 30, 2009, occupancy costs increased $2.4 million to $13.5 million, or 3.3% of net sales, from $11.1 million, or 3.0% of net sales, for the first nine months of 2008. These increases were primarily due to the 34 new stores opened between September 30, 2008 and September 30, 2009, and certain increases in utility and maintenance costs.

•

Depreciation and amortization expenses increased $0.1 million and $0.2 million in comparing the three and nine months ended September 30, 2009 and 2008, to $1.1 million and $3.5 million, respectively. As a percentage of net sales, depreciation and amortization expenses were 0.8% and 0.9% in the three and nine months ended September 30, 2009, respectively, and 0.9% in each of the three and nine month periods ended September 30, 2008.

•

Stock-based compensation expense decreased $0.1 million to $0.7 million for the three months ended September 30, 2009, compared to the same period in the prior year. For the nine months ended September 30, 2009, stock-based compensation expense increased $0.1 million to $2.3 million.

•

Other SG&A expenses increased $0.2 million in comparing the three months ended September 30, 2009 and 2008, but decreased as a percentage of net sales to 3.4% from 3.7%, due primarily to the leverage of certain legal and professional fees. Other SG&A expenses increased $1.8 million in comparing the nine months ended September 30, 2009 and 2008, representing 3.6% of net sales in each year. Legal and other fees included $0.7 million and $1.3 million for the three and nine months ended September 30, 2009, respectively, related to a trademark infringement action against a competitor that we initiated, litigated and eventually settled. In 2008, legal and other fees included $0.4 million and $0.8 million for the three and nine months ended September 30, 2008, respectively, related to a stock-based agreement between our Founder and his brother, formerly a regional manager.

Provision for Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Provision for income taxes	$4,812	$3,567	$12,649	$10,880
Effective tax rate	38.3%	39.5%	39.0%	41.0%

The effective tax rate decreased to 38.3% for the third quarter of 2009 from 39.5% in the third quarter of 2008 primarily due to certain favorable one-time adjustments, partially offset by reductions in tax-exempt interest income and excess tax benefits on stock option exercises. The effective tax rate of 41.0% for the nine months ended September 30, 2008 included a first quarter charge of approximately $0.7 million related to the nondeductible portion of a deferred tax benefit associated with the one-time exercise of a certain equity right, partially offset by excess tax benefits on certain stock option exercises.

Net Income

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net Income	$7,761	$5,463	$19,794	$15,651
As a percentage of net sales	5.5%	4.4%	4.9%	4.3%

Net income increased 42.1% and 26.5% for the three and nine months ended September 30, 2009, respectively, in comparison to the three and nine months ended September 30, 2008.

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

Liquidity and Capital Resources

Our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Our principal sources of liquidity are $56.8 million of cash and cash equivalents at September 30, 2009, our cash flow from operations, and our $25.0 million of availability under a revolving credit facility. We expect to use this liquidity for general corporate purposes, including providing additional long-term capital to support the growth of our business (primarily through opening new stores) and maintaining our existing stores. We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

For the full year 2009, we expect capital expenditures to total between $11.0 million and $13.0 million. In addition to general capital requirements, we have or intend to:

•	open between 34 and 36 new store locations;

•	continue remodeling existing store showrooms to enhance consistency in presentation;

•	optimize capacity in, and product flow through, our distribution center; and

•	enhance our information technology systems through integrated solutions to benefit management reporting and planning, business continuity and disaster recovery, and overall system security.

Cash and Cash Equivalents

During the first nine months of 2009, cash and cash equivalents increased $21.6 million to $56.8 million. The increase of cash and cash equivalents was primarily due to $26.4 million of net cash provided by operating activities and $2.6 million in proceeds from the exercise of stock options, partially offset by the use of $8.1 million to purchase property and equipment.

During the first nine months of 2008, cash and cash equivalents decreased $8.4 million to $24.8 million. The decrease of cash and cash equivalents was primarily due the use of $2.5 million of net cash in operating activities and the use of $5.2 million to purchase property and equipment.

Cash Flows

Operating Activities. Net cash provided by operating activities was $26.4 million for the nine months ended September 30, 2009, compared to the use of net cash of $2.5 million for the nine months ended September 30, 2008. Net cash provided by operating activities increased due primarily to more profitable operations, a reduction in the build of merchandise inventories and related accounts payable, and the timing of changes in certain other assets and liabilities.

The build in merchandise inventories, partially offset by the timing of accounts payable, primarily relates to the growth in our store base, and the timing of certain inbound in-transit inventory that we purchased from international suppliers. Strengthened merchandising initiatives reduced the build in merchandise inventories when comparing available inventory per store 2009 to 2008. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received the products at either our central distribution center in Toano, Virginia or at an individual store location. Merchandise inventories and available inventory per store in operation were as follows:

	As of September 30, 2009	As of December 31, 2008	As of September 30, 2008

		(in thousands)
Inventory – Available for Sale	$87,483	$75,521	$86,387
Inventory – Inbound In-Transit	16,574	13,210	10,076

Total Merchandise Inventories	$104,057	$88,731	$96,463

Available Inventory Per Store	$494	$503	$604

Investing Activities. Net cash used in investing activities was $8.1 million for the nine months ended September 30, 2009 and $6.0 million for the nine months ended September 30, 2008. Net cash used in investing activities during the first nine months of 2009 primarily related to capital purchases of store fixtures, equipment and leasehold improvements for the 27 new stores opened in 2009, capital purchases of computer software relating to our integrated information technology solution, and certain leasehold improvements in our Corporate Headquarters. Net cash used in investing activities during the first nine months of 2008 included capital purchases of store fixtures, equipment and leasehold improvements for the 27 new stores opened in 2008, routine capital purchases of computer hardware and software, leasehold improvements and certain equipment at the Corporate Headquarters, the purchase of the phone number 1-800-HARDWOOD and certain upgrades to our website.

In June 2009, we completed a thorough assessment of integrated information technology solutions and their providers, and signed a software license agreement with SAP Retail, Inc. (“SAP”) for a broad scope of SAP retail software products. We intend to utilize SAP’s “Best Practices” approach to implement an integrated business solution in multiple phases beginning no earlier than the second half of 2010. We estimate capital expenditures for the project, including implementation, to total approximately $8.0 million to $11.0 million by the end of 2010, with approximately $4.0 million to $5.0 million of capital expenditures in 2009. At September 30, 2009, we had capitalized approximately $2.8 million in total expenditures related to this initiative.

Financing Activities. Net cash provided by financing activities was $3.3 million for the nine months ended September 30, 2009, primarily attributable to proceeds from the exercise of stock options. Net cash provided by financing activities was less than $0.1 million for the nine months ended September 30, 2008.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) established the “FASB Accounting Standards Codification” (the “Codification”) and in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification does not change U.S. GAAP. Instead, it is intended to make it easier to find and research U.S. GAAP applicable to particular transactions or specific accounting issues by organizing accounting pronouncements into approximately 90 accounting topics. The Codification is the single source of authoritative U.S. GAAP. The Codification is effective for financial statements issued for reporting periods ending after September 15, 2009. The application of the Codification did not have an impact on our consolidated financial statements, however, all references to authoritative accounting literature will now be references in accordance with the Codification.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On September 3, 2009, a former store manager and a current assistant store manager (together, the “Plaintiffs”) filed a putative class action suit against us in the Superior Court of California in and for the County of Alameda. The Plaintiffs allege that with regard to certain groups of current and former employees in our California stores, we violated California law by failing to calculate and pay overtime wages properly, provide meal breaks, compensate for unused vacation time, reimburse for certain expenses and maintain employment records. The Plaintiffs also claim that we did not calculate and pay overtime wages properly for certain of our non-exempt employees, both in and out of California, in violation of federal law. In their suit, the Plaintiffs seek compensatory damages, certain statutory penalties, costs, attorney’s fees and injunctive relief. We removed the case to the United States District Court for the Northern District of California. We intend to defend the claims in this suit vigorously. While there is a reasonable possibility that a material loss may be incurred, we cannot estimate the loss or range of loss, if any, to us at this time.

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

LUMBER LIQUIDATORS, INC. (Registrant)

Date: November 4, 2009	By:	/S/ DANIEL E. TERRELL
Daniel E. Terrell
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer of Lumber Liquidators, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer of Lumber Liquidators, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002