Form 10-K
period 2009-12-31
Lumber Liquidators Holdings, Inc.
filed 2010-02-18
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33767

Lumber Liquidators Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-1310817
(State of Incorporation)	(I.R.S. Employer Identification No.)

3000 John Deere Road, Toano, Virginia	23168
(Address of principal executive offices)	(Zip Code)

(757) 259-4280

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-accelerated Filer (do not check if a smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing sale price of such shares on New York Stock Exchange on June 30, 2009) was approximately $247.7 million. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of June 30, 2009 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 17, 2010:

Title of Class	Number of Shares
Common Stock, $0.001 par value	27,281,312

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s proxy statement for the 2010 annual meeting of stockholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2009.

LUMBER LIQUIDATORS HOLDINGS, INC.

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

Our company was founded in 1994 by Tom Sullivan, the current chairman of our board of directors, and in 1996, he opened the first Lumber Liquidators store near Boston, Massachusetts. Tom believed that traditional home improvement and flooring retailers underserved the homeowner in terms of selection, quality, price and product availability, presenting an opportunity to sell hardwood flooring at “liquidator” prices. Tom established relationships directly with vendors and mills to provide customers with broad, high-quality assortments at attractive prices. He also identified the opportunity to better serve customers by employing knowledgeable sales staff to educate the customer about the product and provide advice on self-installation or working with contractors. Tom opened the second Lumber Liquidators store in Hartford, Connecticut, starting our company’s national expansion, and as of December 31, 2009, we sold our products through 186 Lumber Liquidators stores in 45 states, our call center, our website and catalogs, operating as a single business segment.

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

Our corporate headquarters is in Toano, Virginia, where we also operate our distribution and finishing facility and our call center. In August 2007, we reincorporated from Massachusetts to Delaware, and in November 2007, we completed our initial public offering. We reorganized effective December 31, 2009, creating a new holding company structure, and as a result, a new parent company named Lumber Liquidators Holdings, Inc. was formed. Unless otherwise stated, references to “we,” “our” and “Lumber Liquidators” generally refers to Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries on a consolidated basis. Our stock trades on the New York Stock Exchange under the symbol “LL.”

Our Value Proposition

Our value proposition to the customer is a key driver of our business. Important components include:

•

Price. A fundamental part of our founding philosophy is to provide quality hardwood flooring at everyday low prices. We are able to maintain these prices across our product range because we purchase flooring directly from mills and brokers. In addition, we operate a low-cost store model with locations in industrial or commercial areas that carry lower rent expense than many retail stores.

•

Selection. We have developed a broad product assortment of solid and engineered hardwoods, laminates, resilient, bamboo and cork flooring products, moldings and flooring accessories sold under proprietary brands that help us to differentiate our products from those of our competitors. We offer products across a range of price points and quality levels that allow us both to target discrete market segments and to appeal to diverse groups of customers.

•

Quality. We believe that we have achieved a reputation for quality, and that our proprietary brands are recognized for excellence by our customers. We work directly with our supplier mills and brokers to source and produce flooring that will meet our high quality standards and we also currently finish approximately 75% of our premium Bellawood products at our Toano facility. We maintain an in-house inspection and quality control function and enforce strict certification requirements for Bellawood supplier mills.

•

Availability. Since our founding, we have made it a priority to build long-term relationships with our key supplier mills and brokers. We believe that these direct supplier relationships are relatively unique in our industry, and as we have grown, we believe our relationships with our suppliers have strengthened. We believe our commitment to merchandise inventory throughout our distribution network allows us to meet the delivery needs of our customers better than our competitors.

Our Growth Strategy

We intend to continue to increase net sales and profitability by strengthening our position as a leading provider of hardwood flooring. Specific elements of our strategy for continued growth include the following:

•

Improve Market Breadth and Profitability. The hardwood flooring market is highly fragmented, and we believe there is a significant opportunity to expand our store base in new and existing markets. We expect this expansion will drive market productivity through new store growth, operational efficiencies and comparable store net sales performance. We continue to build on what we believe is our strong track record of consistent store-level execution with a low capital investment and attractive returns. We plan to open between 36 and 40 new stores during each of the next several years, in an approximately equal mix of new and existing markets.

•

Commitment to Merchandise Inventories. We believe our commitment to merchandise inventories enhances our value proposition, further distances us from the smaller, independent flooring retailers and thereby increases our market share. We expect net sales growth will continue to benefit from a strengthened commitment to in-stock positions of our top selling products. We believe our profitability will also increase from a continued investment in merchandise planning, forecasting and allocation on a regional and store-level basis, coupled with further development of logistic initiatives and enhanced integrated information technology.

•

Leverage Brand Marketing Across Multiple Channels. We use our advertising and marketing activities and our multiple sales channels to help educate potential customers about hardwood flooring. As customers learn more about hardwood flooring and how best to shop for it, they also learn more about our products and value proposition, which we believe drives customer store visits and purchases of our products. We believe that as we continue to leverage our multi-channel strategy, we will drive repeat customer traffic. We have also made a significant advertising and marketing investment to link our brands to quality and value, as well as to establish ourselves as the hardwood flooring experts. As we continue to grow and open more stores in both new and existing markets, we believe that our marketing and branding activities will become more efficient and targeted. We also believe that our customer acquisition costs will decline on both a per-customer and per-store basis.

•

Expand Operating Margins. We attribute our success to our focus on and our ability to deliver on our value proposition to the customer, which results from leveraging our strength as a vertically-integrated, low-cost operator. As we continue to increase our net sales, we plan to gradually expand our operating margin through a combination of merchandising, product allocation and logistics initiatives and economies of scale while leveraging our brand marketing and infrastructure investments.

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

Customers can purchase our complete assortment of products in our stores, or through our call center or website. The prices available on our website and from our call center are the same as the prices in our stores. Once an order is placed, customers may have their purchases delivered or pick them up at a nearby store location. We strive to use our various sales channels to make our customers’ transactions easy and efficient. Our average sale was approximately $1,560 in 2009. We define “average sale” as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).

Our Stores and Store Model

Our stores are designed to emphasize our products in a visually appealing showroom format, yet reflect our low-cost approach to doing business. As of December 31, 2009, we operated 186 stores in 45 states, and we plan to open approximately 36 to 40 stores during each of the next several years in an approximately equal mix of new and existing markets. We have opened over 50% of our total store base in the past three years, including 36 stores in 2009.

We look for new store locations that are approximately 6,400 to 6,600 square feet, with approximately 800 to 1,000 square feet dedicated to the showroom selling area. With our significant brand marketing, we believe our store locations are a “must visit” destination for customers shopping for wood flooring. Our stores are typically located in industrial or commercial areas that have lower rents than traditional retail locations, are accessible from major roadways and have significant visibility to passing traffic. We can adapt to a range of existing buildings, whether free-standing or in shopping centers. We enter into short leases, generally for base terms of five years, with renewal options to maximize our real estate flexibility. Most of our store showrooms have wall racks holding one-foot by two-foot display boards of our flooring products and larger sample squares serving as the showroom floor. We believe that our store design and locations reinforce our customers’ belief that they get a good deal when they buy from us.

A typical store staff consists of a manager and two to three associates, with a compensation structure generally weighting sales-driven bonuses over a relatively low base salary. The store manager is responsible both for store operations and for overseeing our customers’ shopping experience. A store’s warehouse is stocked with a combination of that store’s most popular products and high-volume items, as well as customer-specific merchandise inventory waiting to be picked up or delivered. By generally requiring a 50% deposit when an order is placed for product not taken home that day, we reduce store-level working capital requirements.

Across our markets, our average new store has historically become profitable within three months of beginning operations and generally returned its initial cash investment within one year. We expect our new store locations to average approximately $2.0 million in net sales over the first twelve months of operation. We estimate that the cost required to open a typical new store is approximately $300,000, of which property and equipment represents $75,000 and the remainder inventory, net of trade payables and customer deposits. Our store model targets a pre-tax return on invested capital in excess of 140% for stores opened more than three years (including all advertising costs).

Sales Force, Customer Service and Installation

We position ourselves as hardwood flooring experts and believe our high level of customer service reflects this positioning. Key elements of our service include providing consumers with useful product information and answering their hardwood flooring questions, ensuring product availability, following through on customer requests and selling high-quality products at an attractive value. Our store managers are familiar with all aspects of our store operations and, along with our call center staff, are trained to understand the characteristics and installation method for the broad range of hardwood flooring that we offer, and to guide customers through the purchase process. Many of our store managers have previous experience with the home improvement, retail flooring or flooring installation industries, and we have a formal standardized training program for all of our store associates.

Although we do not provide flooring installation, we have a national installation arrangement with The Home Service Store, Inc. (“HSS”), allowing us to make consistent installation services available in virtually every store in our chain. HSS manages fully insured and licensed providers of professional installation services that measure, deliver, and install flooring at competitive prices. This arrangement allows us to increase our service offerings to our customers, and we benefit from cross-promotional opportunities. We minimize risk associated with installation services and reduce time spent by store managers on installation service issues.

We offer our customers a financing alternative through a proprietary credit card, the Lumber Liquidators credit card, underwritten by third party financial institutions and at no recourse to us. In October 2009, we entered into a three-year underwriting agreement with GE Money Bank (“GE”). As part of the credit program with GE, our customers may use their Lumber Liquidators credit card to tender installation services provided by HSS. We generally utilize the credit program for promotional opportunities, including programs for up to 18 months of deferred interest with payments.

Call Center, Website and Social Media

Our call center is staffed by flooring experts cross-trained in sales, customer service and product support. In addition to receiving telephone calls, our call center staff chats online with visitors to our website, responds to e-mails from our customers and engages in telemarketing activities. Customers can contact our call center to place an order to be delivered directly to their home or picked up at a nearby store, to make an inquiry or to order a catalog. Our website serves both to educate consumers and to generate sales, whether through a store, our call center or directly via the website itself. Visitors to our website can search through a comprehensive knowledge base of tools on wood flooring, including browsing product reviews, frequently asked questions and an extensive “before and after” gallery from previous customers, as well as research detailed product information and how-to videos that explain the installation process.

Flooring samples of all the products we offer are available in our stores, our call center and our website. In addition, our new iPhone app, The Floor Finder, gives consumers access to nearly 200 digital samples as well as a variety of tools designed to facilitate flooring purchase decisions. The app also gives consumers flooring specifications, such as hardness and installation information. We are active in social media in order to connect to our consumers with the newest technology as well as build social networks with our satisfied customers. We have an active presence on Facebook, YouTube and three unique Twitter accounts.

Catalogs and Other Mailings

Our direct mail strategy focuses on regular contact with our customers and the targeting of prospective purchasers. We have a healthy and growing database that we utilize to drive our direct mail and overall marketing strategies. We distribute our catalogs, as well as other direct mailings, to key consumer and commercial segments around specific store locations. Copies of our catalogs can also be obtained through our stores, our call center and our website. We also utilize direct mail for call-to-action promotions. We believe these mailings contribute to increases in store traffic and call center volumes that lead to more sales. We expect to continue expanding our direct mailing efforts to prospective customers in markets where we have stores.

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

We believe that our Lumber Liquidators brand is positioned based on value, selection, price and service, while our Bellawood brand is known as a premium flooring brand within the marketplace. We establish our credibility primarily through the strength of our product and the attractiveness of our pricing. We believe that we have achieved a reputation for quality and low prices, and that our proprietary brands are recognized for excellence by our customers. We try to avoid being perceived as a volume-driven discounter, so while our promotional calendar focuses on particular buying cycles, we generally try to hold our sales around events where we can create some excitement among customers.

Our brand credibility also benefits from celebrity endorsements and product placement opportunities. We have long-term relationships with respected, well-known home improvement celebrities Bob Vila and Ty Pennington. Bob Vila, in particular, has been associated specifically with our Bellawood proprietary brand for several years. We work with Ty Pennington on a proprietary line of flooring branded as the Ty Pennington Collection.

To increase brand awareness, we conduct ad campaigns on both a national and local level using both traditional and new media. We work with shows such as “Extreme Makeover: Home Edition” and HGTV’s “Dream Home Sweepstakes,” which use our products and enable potential customers to see both what our flooring will look like after installation and the relative ease with which it can be installed. In addition, we use targeted television advertising on cable networks such as Discovery Channel, HGTV, TLC, DIY Network and A&E Network. We engage in sports marketing by participating in opportunities with, among others, Major League Baseball and National Basketball Association teams and sponsoring the Lumber Liquidators Professional Bowlers Association Tour. On the Internet, our advertising efforts include the use of banner advertising, sponsoring links on well-known search engines, having storefronts with large e-tailers and having a large network of online affiliate partners.

We believe our national advertising campaigns have been successful, and we expect to see greater returns on our investment in national advertising as more stores open near people who have already been introduced to our brands.

Our Customers

We seek to appeal to customers who desire a high-quality product at an attractive value, and are willing to travel to less convenient locations to get it. We sell our products principally to existing homeowners, who we believe represent over 90% of our consumer count. Historically, these homeowners are in their mid-30’s or older, are well-educated and have been living in their homes for at least several years. According to industry sources, over half of hardwood flooring purchases are made by households with incomes levels above the average domestic household. We have found that homeowners prefer various characteristics of wood floors, including appearance and durability, ease of installation, renewability of resources and specific aspects of engineered, resilient and laminate flooring. Most of our other sales are to contractors, who are primarily small businesses that are either building a small number of new homes or have been hired by an owner to put in a new floor.

Our Products

We offer a complete assortment of wood flooring that includes prefinished premium domestic and exotic hardwoods, engineered hardwoods, unfinished hardwoods, bamboo, cork and laminates, as well as resilient flooring. Our product offering is substantially comprised of our proprietary brands, led by our flagship Bellawood brand. Our hardwood flooring products are generally available in various widths and lengths. They are generally differentiated in terms of quality and price based on the species, grade of the hardwood and quality of finishing, in addition to the length of the warranty. Prefinished floors are finished in factories under controlled conditions and are ready to be enjoyed immediately after they are installed. We also offer a broad assortment of flooring enhancements and installation accessories, including moldings, noise-reducing underlay and adhesives, that complement our assortment of floor offerings. In total, we offer nearly 350 different flooring product stock-keeping units.

	2009	2008	2007
	Percentage of Net Sales:
Hardwood (Solid and Engineered)	57%	64%	69%
Laminates	18%	13%	10%
Moldings and Accessories	13%	11%	10%
Bamboo and Cork	11%	11%	9%
Other	1%	1%	2%

Total	100%	100%	100%

Solid Hardwood. Our proprietary solid hardwood products are milled from one thick piece of wood, which can be sanded and refinished numerous times. We offer flooring products made from more than 25 wood species, including both domestic woods, such as ash, beech, birch, hickory, northern hard maple, northern red oak, pine and American walnut, and exotic woods, such as bloodwood, cherry, cypress, ebony, koa, mesquite, mahogany, rosewood and teak. We sell these products either prefinished or unfinished. Our prefinished hardwoods typically carry a wear warranty from 25 to 50 years.

Engineered Hardwood. Our proprietary engineered hardwood products are produced by bonding a layer of hardwood to a plywood or high-density fiber board backing. Like our solid hardwood floors, our engineered hardwood floors are offered in domestic and exotic wood species, and in either glue down or floating application. All of our engineered hardwood products are prefinished. Engineered flooring is designed primarily to be installed in areas where traditional hardwood is not conducive, such as slab construction, basements and areas where moisture may be a factor. Our engineered assortment typically carries a wear warranty of 30 to 50 years.

Laminates. Our proprietary laminate flooring is typically constructed with a high-density fiber board core, inserted between a melamine laminate backing and high-quality photographic paper displaying an image of wood and a ceramic finish, abrasion-resistant laminate top. Our laminate flooring brands allow for easy-click installation, and some include a pre-glued undersurface, moisture repellent, soundproofing, single-strip format or a handscraped textured finish. Our laminates carry wear warranties ranging from 10 to 30 years.

Moldings and Accessories. We offer a wide variety of wood flooring moldings and accessories. Moldings are a required finishing detail to every floor and we sell a complete selection that matches virtually all of our floors or can complement them. We also sell stair treads and risers in both finished and unfinished versions. Accessories include underlays that are placed between the new floor and the sub-floor, insulating sound and cushioning the floors. In addition, we sell installation supplies (such as sealers, adhesives and trowels), floor cleaning supplies and butcher-block kitchen countertops.

Bamboo and Cork. Our proprietary bamboo products, harvested from the fast growing bamboo plant, are offered as a prefinished or stained solid wood or engineered floor. Our proprietary cork flooring is produced by harvesting the outer bark of the cork oak tree, and it is durable, acoustical and acts as an insulator. Our bamboo and cork flooring products carry wear warranties ranging from 10 to 30 years.

Finishing

In 2009, we finished approximately 75% of our Bellawood products at our finishing facility in Toano, Virginia, and we obtained the balance from qualified finishing suppliers in North America and South America. Bellawood products have one of the highest scuff resistant finishes in the industry as measured by the Taber Abrasion Test, an abrasion testing method designed to measure the abrasion resistance of protective floor finishes. We also finish small quantities of certain of our other products at our Toano facility. We continually invest in improving our process controls and product quality, and we believe that our existing finishing infrastructure at our Toano facility can support our planned growth over at least the next three years with limited capital expenditures to increase capacity.

Our Suppliers

We work directly with a select group of vendors and mills with whom we have cultivated long-standing relationships that provide for a consistent supply of high-quality product at the lowest prices. As part of ensuring the high-quality nature of our brands, we have developed demanding product standards. As we have grown, we believe our supplier relationships have strengthened, which we believe helps to ensure our access to a broad selection of products. Many suppliers have expanded to support our business. We select suppliers based on a variety of factors, including their ability to supply products that meet industry grading standards and our specifications.

We currently purchase products from approximately 95 domestic and international vendors, which are primarily mills or trading companies. Trading companies contract with mills, located primarily in China, to produce quality products to our specifications, work on our behalf to control quality at the mill locations and handle certain other matters. In 2009, one of the trading companies, Sequoia Floorings, provided services on approximately 36% of our merchandise purchases, primarily in Asia. Our top 10 suppliers accounted for approximately 69% of our supply purchases in 2009. We believe that we are the largest customer for most of our suppliers, which we believe enables us to obtain better prices in some circumstances. We believe that alternative and competitive suppliers are available for most of our products. In 2009, approximately 44% of our product was sourced from Asia, 37% from North America, 13% from South America and 6% from other locations, including Europe and Australia. All of our foreign purchases are negotiated and paid for in U.S. dollars.

Distribution and Order Fulfillment

We operate a central distribution center located in Toano, Virginia. We warehouse our products at that facility before shipping them to our stores by truck or intermodal, and in 2009, approximately 88% of our merchandise passed through that facility before we moved it to our stores or customers. Beginning in September 2009, we began receiving containers at certain of our west coast stores that had been shipped directly from a third-party owned consolidation center in Shanghai, China. The China consolidation center allows certain quantities of designated products produced in Asia to be shipped in bulk to the consolidation center in Shanghai, where our product allocation department determines an appropriate mix of a number of products to be packed in a single container and shipped directly to a store location. The China consolidation center program included 17 stores in 2009, and we plan to expand the program to additional stores in 2010. Further, we now work closely with certain suppliers to ship selected key product, including moldings and accessories, directly to our stores. We believe that our existing distribution infrastructure at our Toano facility, coupled with expansion of the China consolidation center and other logistic initiatives, can support our planned growth over at least the next three years with limited capital expenditures.

Our Market

According to industry sources, the hardwood flooring market represents approximately 10% of the overall U.S. floor coverings market, which includes carpet and area rugs, hardwood and softwood flooring, ceramic floor and wall tile, resilient sheet and floor tile and laminate flooring. In its November 2007 Floor Covering Industry report, Catalina Research, Inc. (“Catalina”) estimated that the retail value of U.S. hardwood flooring in 2007 was approximately $4.1 billion. In December 2009, Catalina estimated wood flooring sales during 2009 decreased by approximately 15% from 2008, which itself had declined approximately 13% from the prior year. Considering our hardwood flooring sales percentage was 57% of our total net sales, we estimate our 2009 market share at approximately 11%, up from 8% - 9% in 2008 and approximately 7% in 2007. Catalina projects the hardwood flooring market to grow approximately 3% over the next five years.

The laminate flooring market represents approximately 5% of the overall U.S. floor coverings market according to industry sources. In its July 2009 Floor Covering Industry report, Catalina estimated that the wholesale value of U.S. laminate flooring in 2008 was approximately $1.1 billion. Considering our laminate flooring sales percentage was 18% of our total net sales, we estimate our 2009 market share at approximately 6%, up from approximately 3% in 2008. In December 2009, Catalina estimated laminate flooring sales during 2009 decreased by approximately 19% from the prior year.

The wood flooring market for homeowners is highly fragmented and dependent on home-related discretionary spending, which is influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. We are impacted by home remodeling activity, employment levels, housing turnover, real estate prices, new housing starts, consumer confidence, credit availability and the general health of consumer discretionary spending. Many of the economic indicators associated with the wood flooring market and more generally associated with consumer discretionary spending were weak throughout 2009, following the unusual turbulence in the economy in the fourth quarter of 2008. Though we believe we have seen early signs of stabilization in the second half of 2009, the wood flooring market is likely to remain in a weakened state in 2010, with only gradual recovery expected as the year progresses.

Industry sources report the total demand for flooring declined from 2006 through 2009, and we believe the number of retailers serving the homeowner-based segment of the wood flooring market fell throughout that same period. We believe our results have benefited from our gain of market share in this environment and that we will continue to gain market share, primarily through new store openings. Though total consumer demand for flooring may continue to be adversely impacted by macroeconomic factors, we believe the longer term trends benefiting hardwood flooring are favorable, including:

•	Home Improvement Spending. For our market, the age of the existing housing stock, demographic shifts in the population, home ownership levels and average home size will continue to influence spending.

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

Seasonality and Quarterly Results

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

Our Employees

As of December 31, 2009, we had 934 employees, 96% of whom were full-time and none of whom were represented by a union. Of these employees, 67% work in our stores, 18% work in corporate store support infrastructure or similar functions (including our call center employees) and 15% work either on our finishing line or in our distribution center. We believe that we have good relations with our employees.

Intellectual Property and Trademarks

We have a number of marks registered in the United States, including Lumber Liquidators®, Bellawood®, 1-800-HARDWOOD®, 1-800-FLOORING®, Dura-Wood®, Blutec®, Quickclic®, Virginia Mill Works Co. Hand Scraped and Distressed Floors®, Morning Star Bamboo Flooring®, Dream Home Laminate Floors®, Builder’s Pride®, Schön Engineered Floors®, Casa de Colour Collection® and other product line names. We have also registered certain marks in jurisdictions outside the United States, including the European Union, Canada, Australia and Japan. We regard our intellectual property as having significant value and these names are an important factor in the marketing of our brands. Accordingly, we take steps intended to protect our intellectual property including, where necessary, the filing of lawsuits and administrative actions to enforce our rights. We are not aware of any facts that could be expected to have a material adverse effect on our intellectual property.

Government Regulation

We are subject to extensive and varied federal, state and local government regulation, including regulations relating to employment, public health and safety, zoning and fire codes. We operate each of our stores, finishing facility and distribution center in accordance with standards and procedures designed to comply with applicable codes and regulations.

Our operations and properties are also subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and cleanup of contaminated properties, including off-site disposal locations. We do not incur significant costs complying with environmental laws and regulations. However, we could be subject to material environmental costs, liabilities or claims in the future, especially in the event of changes in existing laws and regulations or in their interpretation.

Our suppliers are subject to the laws and regulations of their home countries, including in particular laws regulating forestry and the environment. We consult with our suppliers as appropriate to ensure that they are in compliance with their applicable home country laws. We also support social and environmental responsibility among our supplier community and our major suppliers agree to comply with a code of conduct regarding our expectations concerning environmental, labor and health and safety matters. Among its guidelines, the code of conduct includes a provision that our suppliers must comply with the laws, rules and regulations of the countries in which they operate.

Products that we import into the United States are subject to laws and regulations imposed in conjunction with such importation, including those issued and/or enforced by U.S. Customs and Border Protection. In addition, certain of our products are subject to laws and regulations relating to the importation, acquisition or sale of illegally harvested plants and plant products and the emissions of hazardous materials. We work closely with our suppliers to ensure compliance with the laws and regulations in these areas.

We believe that we currently conduct, and in the past have conducted, our activities and operations in substantial compliance with applicable laws and regulations relating to the environment and protection of natural resources, and believe that any costs arising from such laws and regulations will not have a material adverse effect on our financial condition or results of operations. However, there can be no assurance that such laws will not become more stringent in the future or that we will not incur costs in the future in order to comply with such laws.

Available Information

We maintain a website at www.lumberliquidators.com. The information on or available through our website is not, and should not be considered, a part of this report. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the Securities and Exchange Commission (or “SEC”) free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information that we file electronically with the SEC.

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

Risks Related to Our Business and Industry

Deterioration in economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Deterioration in the current economic environment could lead to reduced consumer and business spending, including by our customers. It may also cause customers to shift their spending to products we either do not sell or do not sell as profitably. Further, reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products. This potential reduction in access to credit may include our ability to offer customers credit card financing through third-party credit providers on terms similar to those offered previously, or at all. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions continue or further deteriorate in 2010, our industry, business and results of operations may be severely impacted.

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

that could limit discretionary consumer spending, reduce spending on remodeling of existing homes and cause purchases of new homes to decline further. Any one or a combination of these factors could result in decreased demand for hardwood flooring, in remodeled and new homes, which would harm our business and operating results.

Increasing our net sales and profitability depends substantially on our ability to open new stores and is subject to many unpredictable factors.

As of December 31, 2009, we had 186 stores throughout the United States, 111 of which we opened after January 1, 2006. We plan to open a significant number of new stores during each of the next several years. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. Our future results will depend on various factors, including the successful selection of new markets and store locations, our ability to negotiate leases on acceptable terms, management of store opening costs, the quality of our operations, consumer recognition of the quality of our products, our ability to meet customer demand, the continued popularity of hardwood flooring and general economic conditions. In addition, as we open more stores, our rate of expansion relative to the size of our store base will decline. We may not be able to identify suitable store locations in markets into which we seek to expand and may not be able to open as many stores as planned. Consumers in a new market may be less familiar with our brands, and we may need to increase brand awareness in that market through additional investments in advertising. Stores opened in new markets may have higher construction, occupancy or operating costs, or may have lower average store net sales, than stores opened in the past. In addition, we may incur higher maintenance costs associated with our strategy of seeking out low-cost store locations than in the past. Newly opened stores may not succeed or may reach profitability more slowly than we expect, and the ramp-up to profitability may become longer in the future as we enter more mid-sized and smaller markets and add stores to larger markets where we already have a presence. Future markets and stores may not be successful and, even if we are successful, our average store net sales and our comparable store net sales may not increase at historical rates. Finally, our progress in opening new stores from quarter to quarter may occur at an uneven rate, which may result in quarterly net sales and profit growth falling short of market expectations in some periods.

Our net sales and profit growth could be adversely affected if comparable store net sales are less than we expect.

While future net sales growth will depend substantially on our plans for new store openings, the level of comparable store net sales (which represent the change in period-over-period net sales for stores beginning their thirteenth full month of operation) will also affect our sales growth and business results. Among other things, increases in our baseline store volumes and the number of new stores opened in existing markets, which tend to open at a higher base level of net sales, will impact our comparable store net sales. As a result, it is possible that we will not achieve our targeted comparable store net sales growth or that the change in comparable store net sales could be negative. If this were to happen, net sales and profit growth would be adversely affected.

If we are unable to successfully execute our integrated information technology solution implementation or such implementation is delayed, our operations may be disrupted or become less efficient.

In August 2009, we announced our plans to implement an integrated business solution by signing a software license agreement with SAP Retail, Inc. for a broad scope of SAP retail software products. New systems were under development during 2009 and are planned for continued development and testing in the first half of 2010. We expect to place the new systems in service in the second half of 2010. The implementation of these systems is expected to have a pervasive impact on our information systems and across all of our operations, including store operations, merchandising, technology and finance. If we are unable to successfully implement the SAP system, it may have an adverse effect on our capital resources, financial condition, results of operations and liquidity. Further, if implementation of the SAP system is delayed, we would continue to use our current system which may not be sufficient to support our planned operations and significant upgrades to the current system may be warranted or required to meet our business needs pending SAP implementation.

Our ability to produce hardwood flooring, particularly products made of more exotic species, depends on the continued availability of sufficient suitable hardwood.

Our business strategy depends on offering a wide assortment of hardwood flooring to our customers. We sell flooring made from species ranging from domestic maple, oak and pine to imported cherry, ebony, mahogany and teak. Some of these species are scarce, and we cannot be assured of their continued availability, especially of exotic hardwoods that comprise a significant portion of our more profitable products. Our ability to obtain an adequate volume and quality of hard-to-find species depends on our suppliers’ ability to furnish those species, which, in turn, could be affected by many things including events such as forest fires, insect infestation, tree diseases, prolonged drought and other adverse weather and climate conditions. Government regulations relating to forest management practices also affect our suppliers’ ability to harvest or export timber, and changes to regulations and forest management policies, or the implementation of new laws or regulations, could impede their ability to do so. If our suppliers cannot deliver sufficient hardwood and we cannot find replacement suppliers, we would need to curtail finishing of the relevant product lines, which could cause our operating results to deteriorate.

Our dependence on certain suppliers makes us vulnerable to the extent we rely on them.

We rely on a concentrated number of suppliers for the majority of our supply needs. In 2009, one of our trading companies, Sequoia Floorings, provided services on approximately 36% of our merchandise purchases, primarily in Asia. Our top 10 suppliers accounted for approximately 69% of our supply purchases in 2009. We generally do not have long-term contracts with our suppliers, and we typically obtain our hardwood supplies on an order-by-order basis, writing orders for future deliveries from 90 to 180 days before delivery. Our suppliers may be unable to supply us in the future due to various factors, which could include political instability in the supplier’s country, a supplier’s financial instability, inability or refusal to comply with applicable laws, trade restrictions or tariffs, insufficient transport capacity and other factors beyond our control. If we can no longer obtain merchandise from our major suppliers, or they refuse to continue to supply us on commercially reasonable terms or at all, and we cannot find replacement suppliers, we could experience deterioration in our net sales and operating results.

If we fail to identify and develop relationships with a sufficient number of qualified mills, our ability to obtain hardwood products that meet our high quality standards could be harmed.

We purchase flooring directly from mills located around the world. We believe that these direct supplier relationships are relatively unique in our industry. In order to retain the competitive advantage that we believe results from these relationships, we need to continue to identify, develop and maintain relationships with qualified mills that can satisfy our high standards for quality and our requirements for hardwood in a timely and efficient manner. The need to develop new relationships will be particularly important as we seek to expand our operations in the future. Any inability to do so could reduce our competitiveness, slow our plans for further expansion and cause our net sales and operating results to deteriorate.

If our suppliers do not use ethical business practices or comply with applicable laws and regulations, our reputation could be harmed due to negative publicity.

While our suppliers agree to operate in compliance with applicable laws and regulations, including those relating to environmental and labor practices, we do not control our suppliers. Accordingly, we cannot guarantee that they comply with such laws and regulations or operate in a legal, ethical, and responsible manner. Violation of environmental, labor or other laws by our suppliers or their failure to operate in a legal, ethical and responsible manner, could reduce demand for our products if, as a result of such violation or failure, we were to attract negative publicity.

Our ability to obtain products from abroad and the operations of many of our international suppliers are subject to risks that are beyond our control and that could harm our operations.

We rely on a select group of international suppliers to provide us with flooring products that meet our specifications. In 2009, approximately 44% of our product was sourced from Asia, approximately 13% was sourced from South America and approximately 6% was sourced from other locations outside of North America. As a result, we are subject to risks associated with obtaining products from abroad, including:

•	political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries where our products originate;

•	currency exchange fluctuations;

•

the imposition of new laws and regulations, including those relating to environmental matters and climate change issues; imports, duties, taxes and other charges on exports or imports; labor conditions; quality and safety standards; trade restrictions; and restrictions on funds transfers;

•	disruptions or delays in production or shipments; and

•	changes in local economic conditions in countries where our suppliers are located.

These and other factors beyond our control could disrupt the ability of our suppliers to ship certain products to us cost-effectively or at all, which could harm our operations.

Increased hardwood costs could harm our results of operations.

The cost of the various species of hardwood that are used in our products is important to our profitability. Hardwood lumber costs fluctuate because of changes in domestic and international supply and demand, labor costs, competition, market speculation, product availability, environmental restrictions, government regulation and trade policies, weather conditions, processing and freight costs and delivery delays. We generally do not have long-term supply contracts or guaranteed purchase amounts. As a result, we may not be able to anticipate or react to changing hardwood costs by adjusting our purchasing practices, and we may not always be able to increase the selling prices of our products in response to increases in supply costs. If we cannot address changing hardwood costs appropriately, it could cause our operating results to deteriorate.

Increased delivery costs, particularly those relating to the cost of fuel, could harm our results of operations.

The efficient transportation of our products through our supply chain is a critical component of our operations. If the cost of fuel or other costs, such as import tariffs, rise, it could result in increases in our cost of sales and selling, general and administrative expenses due to additional delivery charges and in the fees transportation companies charge us to transport our products to our stores and customers. We may be unable to increase the price of our products to offset increased delivery charges, which could cause our operating results to deteriorate.

Damage, destruction or disruption of our Toano facility could significantly impede our ability to finish and distribute our products.

We currently finish approximately 75% of all Bellawood products at our Toano facility. In 2009, Bellawood flooring accounted for approximately one-fifth of our net sales. We also finish small quantities of certain of our other products there. In addition, the Toano facility serves as our primary distribution center, and approximately 88% of our merchandise passes through this facility before we move it to our stores. The Toano facility also houses our primary computer systems, which control our management information and inventory management systems, and our corporate headquarters. If the Toano facility or our inventory held there were damaged or destroyed by fire, wood infestation or other causes, our entire finishing and distribution processes would be disrupted, which could cause significant lost production and delays in delivery. This could impede our ability to stock our stores and deliver products to our customers, and cause our net sales and operating results to deteriorate.

If our management information systems experience disruptions, it could disrupt our business and reduce our net sales.

We depend on our management information systems to integrate the activities of our stores, website and call center, to process orders, to respond to customer inquiries, to manage inventory, to purchase merchandise and to sell and ship goods on a timely basis. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any significant disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, which could result in delays in the delivery of products to our stores and customers or lost sales. Moreover, our entire corporate network, including our telephone lines, is on an Internet-based network. Accordingly, if our network is disrupted, we may experience delayed communications within our operations and between our customers and ourselves, and may not be able to communicate at all via our network, including via telephones connected to our network.

Any disruption of our website or our call center could disrupt our business and lead to reduced net sales and reputational damage.

Our website and our call center are integral parts of our integrated multi-channel strategy. Customers use our website and our call center as information sources on the range of products available to them and to order our products, samples or catalogs. Our website, in particular, is vulnerable to certain risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. If we cannot successfully maintain our website and call center in good working order, it could reduce our net sales and damage our reputation.

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

We believe that our success has depended and continues to depend to a significant extent on the efforts and abilities of our senior management team. The loss, for any reason, of the services of any of these key individuals and any negative market or industry perception arising from such loss, could damage our business and harm our reputation.

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

All of these competitive factors may harm us and reduce our net sales and profits.

Our success depends on the continued effectiveness of our advertising strategy.

We believe that our past success was achieved in part through our successful investment in local and national advertising. We typically locate our stores in industrial or commercial areas that have lower rents than traditional retail locations, but that are generally set some distance from population centers and downtown urban areas. To support this real estate strategy, we have used extensive advertising to encourage customers to drive to our stores. We may need to increase our advertising expense to support our business strategy in the future. In addition, we continue to transition our toll-free telephone number from 1-800-FLOORING, which we lease under a contract with indefinite renewal rights, to 1-800-HARDWOOD, the rights to which we own. We may experience increased costs until the transition is complete or in the event that our existing lease is terminated. If our advertisements fail to draw customers in the future, or if the cost of advertising or other marketing materials increases significantly, we could experience declines in our net sales and operating results.

Failure to maintain relevant product endorsement agreements and product placement arrangements could harm our reputation and cause our net sales to deteriorate.

We have established relationships with well-known and respected home improvement celebrities to evaluate, promote and help establish with consumers the high-quality nature of our products. If these individuals were to stop promoting our products, if we were unable to renew our endorsement contracts with them or if we could not find other endorsers of a similar caliber, our net sales and reputation could be harmed. Similarly, any actions that persons endorsing our products may take, whether or not associated with our products, which harm their or our reputations could also harm our brand image with consumers and our reputation, and cause our net sales to deteriorate. We also have a number of product placement arrangements with home improvement-related television shows. We rely on these arrangements to increase awareness of our brands, and to enable potential customers to see both what our flooring will look like after installation and the relative ease with which it can be installed. Any failure to continue these arrangements could cause our brands to become less well-known and cause our net sales to deteriorate.

We have entered into a number of lease agreements with companies controlled by our founder and largest stockholder, and this concentration of leases may pose certain business risks.

As of December 31, 2009, we lease our Toano facility, which includes a store location, and 24 of our other store locations from entities owned, in whole or in part, by Tom Sullivan. Although our percentage of total stores leased from such entities has decreased over the last few years, this concentration of leases subjects us to risk in the event action or inaction by Tom or such entities impacts our leasehold interests in the locations.

We may not be able to adequately protect our intellectual property, which could harm the value of our brands and harm our business.

Our intellectual property is material to the conduct of our business. Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our name and logo and the names and logos of our brands. If our efforts to protect our intellectual property are inadequate, or if any third party infringes on or misappropriates our intellectual property, the value of our brands may be harmed, which could adversely affect our business and might prevent our brands from achieving or maintaining market acceptance. We may also encounter claims from prior users of similar intellectual property in locales where we operate or intend to operate. This could harm our image, brand or competitive position and cause us to incur significant penalties and costs.

Federal, state or local laws and regulations, or our failure to comply with such laws and regulations, could increase our expenses, restrict our ability to conduct our business and expose us to legal risks.

We are subject to a wide range of general and industry-specific laws and regulations imposed by federal, state and local authorities including those related to customs, employment, wage, truth-in-advertising, consumer protection, privacy, zoning and occupancy matters as well as the operation of retail stores and warehouse, production and distribution facilities. If we fail to comply with these laws and regulations, we could be subject to legal risk, our operations could be impacted negatively and our reputation could be damaged. Likewise, if such laws and regulations should change, our costs of compliance may increase, thereby impacting our results and hurting our profitability.

Certain portions of our operations are subject to laws and regulations governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain hazardous materials and wastes, the remediation of contaminated soil and groundwater and the health and safety of employees. If we are unable to extend or renew a material approval, license or permit required by such laws, or if there is a delay in renewing any material approval, license or permit, that may cause our sales and operating results to deteriorate or otherwise harm our business.

With regard to our products, we may spend significant time and resources to ensure compliance with applicable advertising, importation, environmental, health and safety laws and regulations. If we should violate these laws and regulations, we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.

We may incur costs resulting from security risks we face in connection with our electronic processing and transmission of confidential customer information.

We accept electronic payment cards for payment in our stores and through our call center. In addition, our online operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. As a result, we may become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Further, a compromise of our security systems that results in our customers’ personal information being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations and financial condition, and could result in litigation against us or the imposition of penalties. A security breach could also require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations, particularly our online sales operations.

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

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Our history of claims experience is not extensive and our significant growth rate could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Unanticipated changes may produce materially different amounts of expense than that reported under these programs, which could adversely impact our results of operations.

Risks Relating to Our Common Stock

Tom Sullivan has the ability to exercise significant influence over us and his interests in our business may be different than yours.

At December 31, 2009, Tom controlled approximately 19% of our outstanding common stock. Accordingly, he is able to exercise significant influence over our business policies and affairs and all matters requiring a stockholders’ vote, including the composition of our board of directors, the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets. This concentration of ownership could also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without his support. Tom’s interests may conflict with yours, and he may seek to cause us to take courses of action that, in his judgment, could enhance his investment in us, but which might involve risks to holders of our common stock or be harmful to our business or other investors. In addition, the timing and volume of any transactions involving our common stock by Tom may, among other things, cause fluctuations in the price of our common stock.

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

In addition, the stock market may experience significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies but may cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company or its performance.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of research analysts and investors due to various factors.

Our quarterly operating results may fluctuate significantly because of various factors, including:

•	changes in comparable store net sales and customer visits, including as a result of declining consumer confidence or the introduction of new products;

•	the timing of new store openings and related sales and expenses;

•	profitability of our stores, especially in new markets;

•	the impact of inclement weather, natural disasters and other calamities;

•	variations in general economic conditions, including the impact of interest rates on our interest income;

•	changes in consumer preferences and discretionary spending;

•	fluctuations in supply prices; and

•	tax expenses, impairment charges and other non-operating costs.

As a result of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Average store net sales or comparable store net sales in any particular future period may decrease. In the future, operating results may fall below the expectations of research analysts and investors, which could cause the price of our common stock to fall.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of February 17, 2010, we operated 195 stores located in 46 states, including nine opened since December 31, 2009. We lease all of our stores and our corporate headquarters located in Toano, Virginia, which includes our call center, corporate offices, and distribution and finishing facility. Our corporate headquarters has 307,784 square feet, of which approximately 32,000 square feet are office space, and is located on a 74-acre plot.

The table below sets forth the locations (alphabetically by state) of our stores in operation as of February 17, 2010.

State	Stores	State	Stores	State	Stores	State	Stores
Alabama	4	Iowa	3	Nevada	2	Rhode Island	1
Arizona	3	Kansas	2	New Hampshire	4	South Carolina	4
Arkansas	2	Kentucky	3	New Jersey	7	South Dakota	1
California	16	Louisiana	4	New Mexico	1	Tennessee	4
Colorado	4	Maine	2	New York	10	Texas	15
Connecticut	2	Maryland	3	North Carolina	7	Utah	2
Delaware	2	Massachusetts	4	North Dakota	1	Vermont	1
Florida	14	Michigan	5	Ohio	6	Virginia	7
Georgia	7	Minnesota	3	Oklahoma	2	Washington	6
Idaho	1	Mississippi	1	Oregon	2	West Virginia	2
Illinois	6	Missouri	3	Pennsylvania	7	Wisconsin	3
Indiana	4	Nebraska	2

As of February 17, 2010, 26 of our store locations are leased from related parties. See discussion of properties leased from related parties in Note 5 to the consolidated financial statements included in Item 8 of this report and within Certain Relationships, Related Transactions and Director Independence in Item 13 of this report.

Item 3. Legal Proceedings.

On September 3, 2009, a former store manager and a current assistant store manager (together, the “Plaintiffs”) filed a putative class action suit against Lumber Liquidators, Inc. (“LLI”) in the Superior Court of California in and for the County of Alameda. The Plaintiffs allege that with regard to certain groups of current and former employees in LLI’s California stores, LLI violated California law by failing to calculate and pay overtime wages properly, provide meal breaks, compensate for unused vacation time, reimburse for certain expenses and maintain required employment records. The Plaintiffs also claim that LLI did not calculate and pay overtime wages properly for certain of LLI’s non-exempt employees, both in and out of California, in violation of federal law. In their suit, the Plaintiffs seek compensatory damages, certain statutory penalties, costs, attorney’s fees and injunctive relief. LLI removed the case to the United States District Court for the Northern District of California. LLI intends to defend the claims in this suit vigorously. While there is a reasonable possibility that a material loss may be incurred, the Company cannot estimate the loss or range of loss, if any, to the Company at this time.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “LL.” We are authorized to issue up to 35,000,000 shares of common stock, par value $0.001. Total shares of common stock outstanding at February 17, 2010 were 27,281,312, and we had 14 stockholders of record.

The following table shows the high and low sales prices per share as reported by the NYSE for each quarter during the last two fiscal years.

	Price Range
	High	Low
2009:
Fourth Quarter	$28.93	$20.42
Third Quarter	22.74	14.85
Second Quarter	17.15	11.90
First Quarter	12.95	7.02

2008:
Fourth Quarter	$11.96	$8.03
Third Quarter	15.22	11.62
Second Quarter	16.55	10.67
First Quarter	11.03	6.07

Dividend Policy

We have never paid any dividends on our common stock. Any future decision to pay cash dividends will be at the discretion of our board of directors and will be dependent on our results of operations, financial condition, contractual restrictions and other such factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

Performance Graph

The following graph compares the performance of our common stock during the period beginning November 9, 2007, our initial public offering date, through December 31, 2009 to that of the total return index for the NYSE Composite, the Dow Jones US Furnishings Index and the S&P SmallCap 600 Index (which now includes Lumber Liquidators) assuming an investment of $100 on November 9, 2007. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock.

	11/9/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009
Lumber Liquidators, Inc	$100.00	$92.11	$108.61	$133.20	$128.69	$108.20	$130.64	$161.48	$222.24	$274.60
NYSE Stock Market (US Companies)	$100.00	$100.42	$91.27	$90.58	$79.30	$61.11	$53.32	$63.83	$75.13	$78.57
Dow Jones US Furnishings Index	$100.00	$95.99	$78.99	$73.00	$82.86	$48.75	$38.09	$49.70	$64.48	$67.93
S&P SmallCap 600 Index	$100.00	$98.96	$91.58	$91.95	$91.16	$68.21	$56.72	$68.67	$81.49	$85.66

Regulation SK-Subpart 229.200 Item 201 requires that a company’s total return performance graph include one industry index or peer group index as a performance comparison benchmark. We included both an industry index (Dow Jones US Furnishings Index) and a custom peer group index (consisting of The Home Depot, Inc. and Lowe’s Companies, Inc.) in our 2008 Form10-K. We have elected to eliminate the custom peer group index this year as we are not required to have a second peer group index in the graph.

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

Item 6. Selected Financial Data.

The selected statements of income data for the years ended December 31, 2009, 2008 and 2007 and the balance sheet data as of December 31, 2009 and 2008 have been derived from our audited consolidated financial statements included in Item 8. “Consolidated Financial Statements and Supplementary Data” of this report. This information should be read in conjunction with those audited financial statements, the notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. The selected balance sheet data set forth below as of December 31, 2007, 2006 and 2005, and income data for the years ended December 31, 2006 and 2005 are derived from our audited consolidated financial statements contained in reports previously filed with the SEC, not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2009	2008	2007	2006(1)	2005
	(in thousands, except share and per share amounts)
Statement of Income Data
Net sales	$544,568	$482,179	$405,307	$332,060	$244,947
Cost of sales	349,891	314,501	270,193	221,931	158,844

Gross profit	194,677	167,678	135,114	110,129	86,103
Selling, general and administrative expenses	151,070	130,693	116,308	88,716	67,900

Operating income	43,607	36,985	18,806	21,413	18,203
Interest expense	2	27	722	722	638
Other (income) expense(2)	(500)	(834)	(413)	(368)	(96)

Income before income taxes	44,105	37,792	18,497	21,059	17,661
Provision for income taxes	17,181	15,643	7,171	8,161	6,948

Net income	$26,924	$22,149	$11,326	$12,898	$10,713

Net income per common share:
Basic	$1.00	$0.83	$0.68	$0.86	$0.71
Diluted	$0.97	$0.82	$0.48	$0.56	$0.46
Weighted average common shares outstanding:
Basic	26,983,689	26,772,288	16,646,674	15,000,100	15,000,100
Diluted	27,684,547	27,090,593	23,634,995	22,989,403	23,063,174

(1)	We adopted the provisions of FASB ASC 718, using the prospective-transition method, effective January 1, 2006.
(2)	Includes interest income.

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$35,675	$35,139	$33,168	$3,965	$6,031
Merchandise inventories	133,342	88,731	72,024	51,758	30,009
Total assets	205,880	152,405	128,424	78,020	55,162
Total debt and capital lease obligations, including current maturities	—	—	122	9,603	10,360
Stock compensation liability	—	—	—	9,132	8,092
Redeemable preferred stock(1)	—	—	—	34,795	34,744
Total stockholders’ equity (deficit)	148,434	114,397	92,188	(5,468)	(18,775)
Working capital(2)	124,100	96,245	77,875	30,297	17,059

(1)

In 2004, a private investment group purchased 7,952,018 shares of Series A Convertible Preferred Stock (the “Redeemable Preferred Stock”); all shares of Redeemable Preferred Stock were converted into shares of common stock on a one-to-one basis on November 8, 2007.

(2)	Working capital is defined as current assets minus current liabilities.

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

We believe that our brands, value proposition and integrated multi-channel approach are important competitive advantages in a hardwood flooring market that is highly fragmented. We compete on the basis of price, quality, selection and availability of the wood flooring that we offer our customers, as well as the level of customer service we can provide. We position ourselves as hardwood flooring experts and believe our high level of customer service reflects this positioning.

We offer our products through multiple, complementary channels, including 186 Lumber Liquidators stores in 45 states at December 31, 2009, a full-service call center in Toano, Virginia, our website and our catalog. We seek to appeal to customers who desire a high-quality product at an attractive value and are willing to travel to less convenient locations to get it. We sell our products principally to existing homeowners, who we believe represent over 90% of our customer count. Historically, these homeowners are in their mid-30’s or older, are well-educated and have been living in their homes for at least several years.

We have grown our store base rapidly with over 50% of our total store locations opened in the past three years, including 36 new stores in 2009. We believe our existing primary and secondary metropolitan markets will benefit from additional store locations, and in 2009, we opened 12 new store locations in these markets. Our experience has shown that our store model is well suited for markets smaller than the primary and secondary metropolitan areas, and going forward, these will represent the majority of our new market stores. We expect to open 36 to 40 new store locations in each of the next few years, with an approximately equal mix of new markets and existing markets.

Our recent store opening activity is as follows:

	2009	2008	2007
Number of stores at January 1	150	116	91
New stores	36	34	25

Number of stores at December 31	186	150	116

Due primarily to the weak macroeconomic environment and its impact on the residential flooring market, net sales at our comparable stores in 2009 were unchanged from their net sales in 2008. We generally consider a store comparable on the first day of the 13th month of operation, and stores in operation from 13 months to 36 months have historically shown greater net sales increases than our more mature stores. Comparable store net sales had previously contributed to our total net sales growth, with increases of 1.6% in 2008 and 8.6% in 2007. As the residential flooring market slowly strengthens from low points in 2009, we expect our comparable store net sales to again show increases. However, we believe increases in baseline store volumes and new store openings in existing markets will generally result in comparable store net sales increases lower than increases in 2007 and earlier years.

We continue to invest in the infrastructure supporting our store growth and operations, with focus in more recent years on broadening our product assortment, enhancing our store management training programs, strengthening our in-stock inventory position, reducing transportation costs and seeking integrated technology solutions to increase both our operational effectiveness and efficiency.

Our gross profit is driven primarily by the cost of acquiring the products we sell from our suppliers, but also includes international and domestic transportation costs, customs and duty charges, transportation charges from our distribution center to our stores and the cost of delivering product purchases to the customer. Our gross margin has expanded since the latter half of 2007 due primarily to our infrastructure investments.

Labor costs and advertising expenses have historically been our most significant operating expenses. Our in-store labor costs have increased primarily as a result of our store base growth, and together with our infrastructure investments, total labor costs have increased as a percentage of net sales. Our annual advertising costs have increased as we continue to support our brand and implement direct sales generation programs in support of our growth, but we continue to leverage those expenses across a larger store base. Overall, we expect operating margins to expand as we continue to grow our store base and our comparable store net sales increase.

We completed our initial public offering in November 2007. We reorganized effective December 31, 2009, creating a new holding company structure, and as a result, a new parent company named Lumber Liquidators Holdings, Inc. was formed. Outstanding shares of the common stock of the former parent company, which was named Lumber Liquidators, Inc., were automatically converted, on a share for share basis, into identical shares of common stock of the new holding company.

2009 Highlights

Sales Volume and Consumer Traffic Increases. In 2009, net sales increased $62.4 million, or 12.9% from 2008, driven by increases in our total sales volume, primarily measured in square footage. In both comparable stores, where net sales were unchanged comparing 2009 to 2008, and non-comparable stores, consumer demand continued to shift our mix of products sold, or sales mix, to certain key product lines which generally have a lower than average retail price. As a result, in comparing 2009 to 2008, our average retail price per unit sold decreased approximately 10.5%, and our average sale decreased approximately 11.0%, to $1,560. Applying our 2009 average sale to total net sales implies a total increase in the number of customers invoiced of 26.9%, and at comparable stores, an increase of 12.4%.

Gross Margin Expansion. Gross margin expanded to 35.7% for 2009, continuing to benefit from changes in our product line sales mix, as well as our effective execution of initiatives in store operations, merchandising and logistics. Though customer demand continued to shift towards product lines that generally carry a lower than average retail price point, customers continued to prefer the premium products within those product lines. In 2008, gross margin was 34.8% and included approximately 40 basis points of benefit related to certain special liquidation deals and a retroactive rebate of a bamboo tariff.

Merchandise Inventories Investment. Merchandise inventories at December 31, 2009 increased $44.6 million from December 31, 2008, as available for sale inventory increased $33.8 million and inbound in-transit inventory increased $10.8 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received the products at our central distribution center in Toano, Virginia, at an individual store location, or in another facility where we control and monitor inspection, including the China consolidation center. The increase in both available for sale inventory and inbound in-transit inventory resulted from two primary factors, a planned build in preparation for the annual interruption in merchandise flow from Asia due to the Chinese New Year and the launch of a new merchandise inventories initiative.

In the fourth quarter of 2009, we launched an initiative to strengthen our in-stock commitment to our top selling products by region across all product lines. The products selected have generally represented our top selling products over a longer period of time, significantly reducing the risk of obsolescence. Our strengthening of in-stock positions at the store level guarantees a certain level of inventory available for future sales orders. We believe this further enhances our value proposition, and we expect to have this program fully in place by the end of the first quarter of 2010.

Merchandise inventories and available inventory per store in operation on December 31 were as follows:

	2009	2008	2007
		(in thousands)
Inventory—Available for Sale	$109,369	$75,521	$60,273
Inventory—Inbound In-Transit	23,973	13,210	11,751

Total Merchandise Inventories	$133,342	$88,731	$72,024

Available Inventory Per Store	$588	$503	$520

China Consolidation Center. In September 2009, we implemented a pilot program where certain quantities of designated products produced in Asia are shipped in bulk to the consolidation center in Shanghai, China where our product allocation department determines an appropriate mix of a number of products to be packed in a single container and shipped directly to a store location. The majority of our stores do not have sufficient warehouse capacity to allow direct shipment of containers of a single product or a small number of products. The pilot program included approximately 17 stores primarily on the west coast and a limited number of our products. Through December 31, 2009, the consolidation center had shipped nearly 2.0 million square feet (sft) of product, of which some 1.4 million sft had been received directly by our store locations, including approximately 0.7 million sft in December 2009 alone. We expect this logistics alternative to grow in volume throughout 2010 as additional stores and products are added to the program.

External Factors Impacting Our Business

The wood flooring market for homeowners is highly fragmented and dependent on home-related discretionary spending, which is influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. We are impacted by home remodeling activity, employment levels, housing turnover, real estate prices, new housing starts, consumer confidence, credit availability and the general health of consumer discretionary spending. Many of the economic indicators associated with the wood flooring market and more generally associated with consumer discretionary spending were weak throughout 2009, following the unusual turbulence in the economy in the fourth quarter of 2008. Though we believe we have seen early signs of stabilization in the second half of 2009, the wood flooring market is likely to remain in a weakened state in 2010, with only gradual recovery expected as the year progresses. We believe the number of retailers serving the homeowner-based segment of the wood flooring market will continue to decline and present an opportunity for market share growth, primarily through store base expansion. In addition, we also believe that the longer term trends for our industry are favorable, including customer perception of hardwood flooring as an attractive alternative to other floor coverings, home improvement spending, home ownership, increasing home size and demographic trends. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry.”

Assessing the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures we use to determine how our business is performing are net sales, including the growth in our store base and comparable store net sales, and the gross profit and gross margin of those net sales. Some of the operational metrics that we consider in evaluating net sales include our product line sales mix, our average sale and implied number of customers invoiced, future demand as measured by open orders and the related customer deposits, the average number of days an order/customer deposit is outstanding, requests for samples and catalogs, new store performance levels and our new store pipeline. In assessing the overall performance of our business, we also consider selling, general and administrative expenses, including labor costs and advertising expenses.

Net Sales. We derive net sales primarily from sales of solid and engineered hardwoods, laminate, resilient, bamboo and cork flooring products, moldings and flooring accessories made through our stores, call center, website and catalogs. Net sales, which include freight costs billed to customers, are net of any returns by customers. Net sales from customer orders placed through the call center, our website or our catalogs are recorded by the store where the customer picks up the merchandise or schedules delivery. Several factors affect our net sales in any period, including the number of stores in operation and comparable store net sales for any given store or group of stores, which can be influenced by our operational effectiveness, pricing, marketing and promotional efforts, brand recognition levels, local competition and trade area demographics.

Growth In Our Store Base. We opened 36 stores in 2009, 34 stores in 2008 and 25 stores in 2007, which contributed substantially to the growth of our net sales in those years. We plan to open between 36 and 40 new stores during each of the next several years. Our new stores require a minimal capital investment, primarily merchandise inventory, showroom display fixtures and point of sale equipment. We are able to adapt a range of existing buildings in a market and open a new store quickly. Our new stores have historically opened with an initial ramp-up period typically lasting approximately 36 months during which they have generated net sales below the levels at which we expect them to normalize. Our average new store across our markets has, however, historically become profitable within three months of beginning operations and generally returned its initial cash investment within one year. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry.”

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

We believe increases in baseline store volumes and new store openings in existing markets, which tend to open at a higher base level of net sales, will generally result in future comparable store net sales increases lower than increases in 2007 and earlier years. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry.”

Gross Profit and Gross Margin. Gross profit is equal to our net sales minus our cost of sales, and gross margin is equal to gross profit as a percentage of net sales. Our gross profit has historically been affected by, among other things:

•	our sales volumes and the margins on products we sell;

•	the mix of our products sold and the related cost of that merchandise, including, in particular, the cost of hardwood and other flooring products and accessories;

•

transportation costs, both from our suppliers to our distribution centers or stores and from our distribution centers to our stores, which may vary with factors such as international container rates and fuel costs;

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

We try to minimize the volatility of hardwood prices, which represents the largest portion of our cost of sales, by relying on our close relationships with our suppliers and utilizing our financial flexibility to establish beneficial payment terms. Generally, we strive to match merchandise purchase lead times with anticipated demand to maximize sustainable gross margins, and those lead times currently range by product from approximately 90 to 180 days.

We work to improve gross profit and gross margin on an ongoing basis through inventory management improvements, logistics alternatives, pricing levels, promotional activities and vendor relationships, among other things. Several of our recent initiatives to position our business for more effective future growth have also had a significant impact on our gross margins, and we continue to assess various opportunities. We review our inventory levels and sales mix on a regular basis to identify slow-moving merchandise and products which do not meet our quality standards and cannot be sold at full price, and generally use promotional events and mark-downs to clear such inventory. We believe that, taken together, the changes we have made and intend to implement should enable us to sustain and gradually increase our gross margins in future periods. Our gross profit and gross margin may not be comparable to other companies that record different costs as components of cost of sales.

Selling, General and Administrative Expenses.

Labor Costs. One of the largest components of our selling, general and administrative (“SG&A”) expenses is labor. The majority of our labor costs, which include salaries, commissions and benefits, relate to staff at our stores and in our distribution network. In recent years, however, labor costs have increased as we enhanced our store support and operational infrastructure, including key areas impacting our gross margin such as merchandise planning, product allocation and logistics. We believe these investments in store support infrastructure position our business for more effective and sustainable future growth.

Advertising Expenses. We have made a significant investment at the national, regional and local level to develop our national brands, including our portfolio of proprietary product offerings. We believe Lumber Liquidators is now recognized across the United States as a destination for high-quality hardwood flooring at everyday low prices. We have historically focused on national advertising, including targeted television advertising and co-sponsorship of television shows, sports marketing, national print publications and radio. We are currently placing additional focus on direct mail efforts that have a more direct link to driving demand for our products, including specific call-to-action messaging. We are also emphasizing local advertising to support targeted store growth and in connection with new store openings, while maintaining appropriate levels of national advertising. We continue to see greater returns on our investment in national advertising as we open more stores near potential customers who have already been introduced to our brands. Using our integrated marketing approach of both traditional and new media allows us flexibility to allocate our advertising spend where we believe it will derive the most benefit. In addition, while our advertising costs may vary from quarter to quarter with shifts in marketing strategy and the timing of our marketing campaigns, we believe that the percentage of our net sales devoted to advertising will generally decline as we continue to grow. See “Item 1A. Risk Factors—Risks Relating to Our Business and Industry.”

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

We were party to a stock-based agreement between the Founder and his brother, one of our regional managers until December 2008, accounted for as a variable performance plan (the “Variable Plan”), which is more fully described in Note 6 to the consolidated financial statements. As a result of our initial public offering and the Variable Plan, our stock-based compensation expense significantly impacted our operating results and net income in 2008 and 2007.

Results of Operations

The following tables set forth components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales.

	Year Ended December 31,
	2009	2008	2007
	(in millions, except percentages and number of stores)
Net sales	$544.6	$482.2	$405.3
Comparable store net sales increase	0.0%	1.6%	8.6%
Number of stores opened in period	36	34	25
Cost of sales	$349.9	$314.5	$270.2
Gross profit	194.7	167.7	135.1
SG&A expenses	151.1	130.7	116.3
Operating income	43.6	37.0	18.8
Net income	26.9	22.1	11.3

	Year Ended December 31,
	2009	2008	2007
	(% of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.3%	65.2%	66.7%
Gross profit	35.7%	34.8%	33.3%
SG&A expenses	27.7%	27.1%	28.7%
Operating income	8.0%	7.7%	4.6%
Net income	4.9%	4.6%	2.8%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Sales.

	For the year ended December 31,
	2009	2008
	(dollars in thousands)
Net sales	$544,568	$482,179
Comparable store net sales increase	0.0%	1.6%

Net sales for 2009 increased $62.4 million, or 12.9%, over 2008 due to an increase of $62.6 million in non-comparable store net sales offset by a $0.2 million decrease in comparable store net sales. In addition to the demand increase discussed in “Highlights”, net sales increased due principally to the following factors:

•

Net sales benefited from more consistent in-stock positions of certain key product lines, including product lines customers expect to be in-stock at a store location, such as laminates, moldings and accessories. Our sales mix of moldings and accessories increased to 12.7% of total net sales in 2009, from 11.0% in 2008. These benefits were partially offset by decreased net sales in certain hardwood product lines, including Bellawood, engineered and unfinished.

•

Comparable store net sales benefited from the continued maturation of stores in operation for 13 to 36 months at December 31, 2009, where net sales increased 15.7%. Net sales at these comparable stores generally increase faster than at our stores in operation for more than 36 months, which decreased 3.9%. We believe our stores in operation for more than 36 months are more likely to be adversely impacted by the opening of non-comparable stores in an existing market. Excluding the net sales of markets which include a non-comparable store and at least one comparable store older than 36 months, net sales at these more mature stores increased 0.6%.

Gross Profit and Gross Margin.

	For the year ended December 31,
	2009	2008
	(dollars in thousands)
Net Sales	$544,568	$482,179
Cost of Sales	349,891	314,501

Gross Profit	$194,677	$167,678
Gross Margin	35.7%	34.8%

Gross profit in 2009 increased $27.0 million, or 16.1%, to $194.7 million in 2009 from $167.7 million in 2008. Gross margin improved 90 basis points in 2009 as compared to 2008 primarily due to the following:

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

•

Our efforts to broaden our assortment of moldings and accessories while remaining committed to an available in-stock position have increased the sales mix of this key product line, which generally carries gross margins higher than our average.

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

•

Together with our logistics initiatives to reduce both domestic and international transportation costs, gross margin in the second half of 2009 benefited from favorable international container rates in comparison to the rates impacting 2008. We believe lower international container rates in the second half of 2009 in comparison to our historic average container rates resulted in up to 60 basis points of gross margin benefit in the third and fourth quarters. We expect our international container rates to remain generally lower than our historic average at least into early 2010, though with moderating benefit.

•

Our gross margin in 2008 included the net impact of certain special liquidation deals and the retroactive rebate of a bamboo tariff. In 2008, those special liquidation deals, unique in their unit count, quality and cost, added approximately 20 basis points to gross margin in 2008. Gross margin for 2008 benefited from the retroactive rebate by approximately 20 basis points.

Operating Income and Operating Margin.

	For the year ended December 31,
	2009	2008
	(dollars in thousands)
Gross Profit	$194,677	$167,678
SG&A Expenses	151,070	130,693

Operating Income	$43,607	$36,985
Operating Margin	8.0%	7.7%

Operating income for 2009 increased $6.6 million, or 17.9%, over 2008 as the $27.0 million increase in gross profit was partially offset by a $20.4 million increase in SG&A expenses. SG&A expenses in 2008 were reduced by $2.96 million in the fourth quarter 2008 as a reserve related to the final accounting for the Variable Plan was reversed, lowering stock-based compensation expense. Increases in SG&A expenses were principally due to the following factors:

•

Salaries, commissions and benefits increased $10.3 million for 2009 from the prior year, and as a percentage of net sales, were 10.8% of net sales for 2009 and 10.1% of net sales for 2008. These increases were primarily due to the growth in our store base, but also included increased employee benefit costs, continued investment in store support infrastructure and generally higher incentive bonuses.

•

Advertising expenses increased $1.5 million from 2008 to $47.3 million in 2009, but as a percentage of net sales, declined to 8.7% for 2009, from 9.5% for 2008. Our national advertising campaigns were leveraged across a larger store base in comparing 2009 to 2008, and in general, both national advertising and direct sales generation programs benefited from lower unit prices. We believe the effectiveness of our advertising spend was improved through increases in direct mail, internet search and promotional television.

•

Occupancy costs increased $3.3 million to $18.4 million, or 3.4% of net sales for 2009, from $15.1 million, or 3.1% of net sales for 2008. Overall, the increase was primarily due to the 36 new stores opened in 2009.

•	Depreciation and amortization increased $0.4 million but remained a constant 0.9% of net sales.

•

Stock-based compensation expense related to the grant of stock options and restricted shares to employees and directors was $3.0 million in both 2009 and 2008. As discussed above, stock-based compensation expense in 2008 was reduced to $0.01 million by the benefit of a reserve reversal related to the final accounting for the Variable Plan.

•

Certain other expenses, including legal and professional fees, increased $1.9 million in 2009 and remained at a constant 3.5% of net sales. Legal and professional fees in 2009 included $1.4 million related to a trademark infringement action against a competitor that we initiated, litigated and eventually settled. In 2008, legal and professional fees related to the Variable Plan were approximately $0.7 million, net of insurance proceeds.

Provision for Income Taxes.

	For the year ended December 31,
	2009	2008
	(dollars in thousands)
Provision for Income Taxes	$17,181	$15,643
Effective Tax Rate	39.0%	41.4%

The effective tax rate decreased to 39.0% for 2009 primarily due to reductions in tax-exempt interest income, state income taxes and excess tax benefits on stock option exercises. The effective tax rate of 41.4% for 2008 included a first quarter charge of approximately $0.7 million for nondeductible deferred taxes related to the Variable Plan.

Net Income.

	For the year ended December 31,
	2009	2008
	(dollars in thousands)
Net Income	$26,924	$22,149
As a percentage of net sales	4.9%	4.6%

Net income increased 21.6% for the year ended December 31, 2009 in comparison to the year ended December 31, 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales.

	For the year ended December 31,
	2008	2007
	(dollars in thousands)
Net sales	$482,179	$405,307
Comparable store net sales increase	1.6%	8.6%

Net sales for 2008 increased $76.9 million, or 19.0%, over 2007 due to a $6.5 million increase in comparable store net sales and an increase of $70.4 million in non-comparable store net sales. Overall, net sales increased due principally to the following factors:

•

A broader assortment of premium products in certain key product lines such as handscraped hardwoods, bamboo and laminate products offered under a number of our proprietary brands, continued to drive increased demand. Partially offsetting this benefit were decreases in the sales mix of certain Bellawood and certain other hardwoods which generally carry higher than average retail prices per unit sold.

•

Net sales of moldings and accessories increased 36.3% and represented 11.0% of net sales in 2008, up from 9.6% of net sales in 2007, as we continued to broaden our assortment and strengthened our commitment to a more consistent in-stock position.

•

The increased availability of special liquidation deals in 2008 allowed us to add selective merchandise offerings that presented a value opportunity for the customer while creating promotional opportunities for us to drive incremental consumer traffic, a portion of which was converted to demand for our proprietary brands.

•

Comparable store net sales were driven primarily by the continued maturation of stores in operation for 13 to 36 months at December 31, 2008, where net sales increased 12.8%. Net sales at these comparable stores generally increase faster than at our mature stores, where net sales declined 0.7%. We believe our stores in operation for more than 36 months are more likely to be adversely impacted by the opening of non-comparable stores in an existing market. Excluding the net sales of markets which include a non-comparable store and at least one comparable store older than 36 months, net sales at these more mature stores increased 4.2%.

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

Gross profit in 2008 increased $32.6 million, or 24.1%, to $167.7 million in 2008 from $135.1 million in 2007. Gross margin improved 150 basis points in 2008 as compared to 2007 primarily due to:

•

The introduction of certain premium products in key product lines began late in the second quarter of 2007. We broadened those offerings and increased inventory levels throughout the second half of 2007 and 2008. Those premium products typically carry a higher than average gross margin and gained significant sales strength in comparing 2008 to 2007.

•	Moldings and accessories carry a higher than average gross margin and the sales mix of these products increased in 2008 as compared to 2007.

•

Expenses related to domestic and international transportation generally increased in comparing 2008 to 2007. Rising fuel costs generally increased the average cost of an inbound international container and the average per-mile ground charge. These fuel costs, which had significantly risen in 2008, declined sharply in the fourth quarter. As a component of the product unit cost, however, the gross margin impact of a change in fuel costs tends to lag by 60 to 120 days. In addition, a number of logistics initiatives were implemented to reduce the miles driven by trucks supplying merchandise inventories to our stores. These initiatives began in the third and fourth quarter of 2007 and continued throughout 2008.

•	Liquidation deals favorably impacted 2008 gross margin in three ways:

¡

In the second quarter of 2008, we strengthened our merchandising staff to enhance our focus on the entire product cycle of liquidation deals, an important component of both our product assortment and our promotional marketing campaigns.

¡

Certain special higher than average quality and unit count liquidation deals were available throughout 2008, but particularly in the first and second quarters. We estimate that these special buys benefited gross margin by approximately 10 to 15 basis points in comparing 2008 to the prior year.

¡

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

Operating Income and Operating Margin.

	For the year ended December 31,
	2008	2007
	(dollars in thousands)
Gross Profit	$167,678	$135,114
SG&A Expenses	130,693	116,308

Operating Income	$36,985	$18,806
Operating Margin	7.7%	4.6%

Operating income for 2008 increased $18.2 million, or 96.7%, over 2007 as the $32.6 million increase in gross profit was partially offset by a $14.4 million increase in SG&A expenses. These increases in SG&A expenses were principally due to the following factors:

•

Salaries, commissions and benefits increased $8.6 million for 2008 from the prior year. This increase was primarily due to the growth in our store base and related warehouse operations, but also reflects salaries, commissions and benefits related to our executive and operational infrastructure investment, which we completed in the first quarter of 2008. As a percentage of net sales, salaries, commissions and benefits were 10.1% of net sales for 2008 and 9.9% of net sales for 2007. This increase as a percentage of net sales was primarily the result of increases in employee benefit costs and additional corporate store support infrastructure.

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

¡

Stock Options and Restricted Stock: expense of $3.0 million in 2008 and 2007. The 2007 amount included $1.2 million of accelerated vesting of certain stock options and initial recognition of certain stock units triggered by the IPO.

¡

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

•

Certain other expenses, including legal and professional fees, increased $4.9 million in 2008, and as a percentage of net sales, increased to 3.5% for 2008, from 3.0% for 2007. This increase as a percentage of net sales was primarily due to expenses related to operating as a public company, including certain insurance costs. In addition, legal and professional fees related to the Variable Plan were approximately $0.7 million, net of insurance proceeds.

Provision for Income Taxes.

	For the year ended December 31,
	2008	2007
	(dollars in thousands)
Provision for Income Taxes	$15,643	$7,171
Effective Tax Rate	41.4%	38.8%

The effective tax rate increased to 41.4% for 2008 and included a first quarter charge of $0.7 million for nondeductible deferred taxes related to the Variable Plan, and an increase in state income taxes, partially offset by increases in tax-exempt interest income and excess tax benefits on stock option exercises.

Net Income.

	For the year ended December 31,
	2008	2007
	(dollars in thousands)
Net Income	$22,149	$11,326
As a percentage of net sales	4.6%	2.8%

Net income increased 95.6% for the year ended December 31, 2008 in comparison to the year ended December 31, 2007.

Liquidity and Capital Resources

Our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Our principal sources of liquidity are $35.7 million of cash and cash equivalents at December 31, 2009, our cash flow from operations, and $25.0 million of availability under our revolving credit facility. We expect to use this liquidity for general corporate purposes, including providing additional long-term capital to support the growth of our business (primarily through opening new stores) and maintaining our existing stores. We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

Prior to our IPO in November 2007, we funded these requirements primarily through cash flows from operations and short-term and long-term borrowings. Upon completion of our IPO, we received net proceeds of approximately $36.2 million. We used a portion of those proceeds to repay $6.6 million outstanding under an existing term loan.

In 2010, we expect capital expenditures to total between $15 million and $19 million. In addition to general capital requirements, we intend to:

•	open between 36 and 40 new store locations;

•	enhance our information technology systems through an integrated solution to benefit management reporting and planning, business continuity and disaster recovery, and overall system security;

•	continue remodeling existing store showrooms to enhance consistency in presentation; and

•	make improvements to our Corporate Headquarters in Toano, Virginia.

Cash and Cash Equivalents

In 2009, cash and cash equivalents increased $0.5 million to $35.7 million. The increase in cash and cash equivalents was primarily due to $7.8 million of cash provided by operating activities and $3.3 million of proceeds received from stock option exercises, which was offset by the use of $11.4 million to purchase property and equipment. In 2008, cash and cash equivalents increased $2.0 million to $35.1 million. The primary contributor to the increase in cash and cash equivalents was $9.4 million of cash provided by operating activities, partially offset by the use of $6.6 million to purchase property and equipment and $0.8 million to purchase the phone number 1-800-HARDWOOD and related internet domain names. During 2007, cash and cash equivalents increased $29.2 million to $33.2 million. We received $36.2 million from our IPO in November 2007 and operating activities provided $8.5 million. These increases of cash and cash equivalents were partially offset by the use of $6.0 million to purchase property and equipment and $9.5 million of net repayments of long-term debt and capital leases.

Cash Flows

Operating Activities. Net cash provided by operating activities was $7.8 million for 2009, $9.4 million for 2008 and $8.5 million for 2007. The $1.6 million decrease from 2008 to 2009 reflects a larger build in inventory, net of accounts payable, partially offset by more profitable operations. The $0.8 million increase from 2007 to 2008 reflects more profitable operations and a lesser build in inventory, net of accounts payable, partially offset by the timing of changes in certain other assets and liabilities.

Investing Activities. Net cash used in investing activities was $11.4 million for 2009, $7.4 million for 2008 and $6.0 million for 2007. Net cash used in investing activities during 2009 primarily related to capital purchases of store fixtures, equipment and leasehold improvements for the 36 new stores opened in 2009, capital purchases of computer software relating to our integrated information technology solution and certain leasehold improvements in our Corporate Headquarters.

In June 2009, we completed a thorough assessment of integrated information technology solutions and their providers, and signed a software license agreement with SAP Retail, Inc. (“SAP”) for a broad scope of SAP retail software products. We intend to utilize SAP’s “Best Practices” approach to implement an integrated business solution in multiple phases beginning no earlier than the second half of 2010. We estimate capital expenditures for the project, including implementation, to total approximately $8.0 million to $11.0 million by the end of 2010, which we anticipate will be amortized over 10 years. Approximately $3.9 million was capitalized in 2009.

Net cash used in investing activities during 2008 primarily related to capital purchases of store fixtures, equipment and leasehold improvements for the 34 new stores opened in 2008, $1.4 million of upgrades to our website and routine capital purchases of computer hardware and software and $1.1 million in leasehold improvements and certain equipment at our corporate headquarters. In addition, we purchased the phone number 1-800-HARDWOOD and related internet domain names for $0.8 million for use in our marketing and branding programs.

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

Financing Activities. Net cash provided by financing activities was $4.2 million during 2009 and was primarily due to equity activity, including $3.3 million of proceeds received from stock option exercises. Net cash used in financing activities was less than $0.1 million during 2008 and was primarily due to equity activity. Net cash provided by financing activities was $26.7 million during 2007, primarily from the $36.2 million net proceeds from our IPO in November 2007, offset by scheduled monthly principal payments under the term portion of our senior secured loan agreement prior to the IPO, and the pay off of the $6.6 million balance that remained outstanding after the IPO.

Revolving Credit Agreement

A revolving credit agreement (the “Revolver”) providing for borrowings up to $25.0 million is available to us through expiration on August 10, 2012. During 2009 and 2008, we did not borrow against the Revolver and at December 31, 2009 and 2008, there were no outstanding commitments under letters of credit. The Revolver is primarily available to fund inventory purchases, including the support of up to $5.0 million for letters of credit, and for general operations. The Revolver is secured by our inventory, has no mandated payment provisions and we pay a fee of 0.125% per annum, subject to adjustment based on certain financial performance criteria, on any unused portion of the Revolver. Amounts outstanding under the Revolver would be subject to an interest rate of LIBOR (reset on the 10th of the month) plus 0.50%, subject to adjustment based on certain financial performance criteria. The Revolver has certain defined covenants and restrictions, including the maintenance of certain defined financial ratios. We are in compliance with these financial covenants at December 31, 2009.

Related Party Transactions

See the discussion of related party transactions in Note 5 and Note 10 to the consolidated financial statements included in Item 8 of this report and within Certain Relationships, Related Transactions and Director Independence in Item 13 of this report.

Contractual Commitments and Contingencies

Our significant contractual obligations and commitments as of December 31, 2009 are summarized in the following table:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years
		(in thousands)
Contractual obligations
Operating lease obligations(1)	$59,848	$12,608	$20,080	$13,004	$14,156

Total contractual obligations	$59,848	$12,608	$20,080	$13,004	$14,156

(1)	Included in this table is the base period or current renewal period for our operating leases. The operating leases generally contain varying renewal provisions.

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

Merchandise Inventories

We value our merchandise inventories at the lower of merchandise cost or market value. We determine merchandise cost using the average cost method. All of the hardwood flooring we purchase from suppliers is either prefinished or unfinished, and in immediate saleable form. To the extent that we finish and box unfinished products, we include those costs in the average unit cost of related merchandise inventory. In determining market value, we make judgments and estimates as to the market value of our products, based on factors such as historical results and current sales trends. Any reasonably likely changes that may occur in those assumptions in the future may require us to record charges for losses or obsolescence against these assets, but would not be expected to have a material impact on our financial condition or operating performance.

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

The fair value of stock options was estimated at the date of grant using the Black-Scholes-Merton valuation model. In order to determine the related stock-based compensation expense, we used the following assumptions for stock options granted during 2009:

•	Expected life of 7.5 years;

•	Expected stock price volatility of 39% to 45%;

•	Risk-free interest rates from 2.8% to 3.6%; and

•	Dividends are not expected to be paid in any year.

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

Self Insurance

Effective June 1, 2008, we self-insure for certain employee health benefit claims. Management estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, actuarial assumptions and economic conditions. This liability could be affected if future occurrences and claims differ from these assumptions and historical trends.

New Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued amendments that delayed the effective date of the fair value disclosure requirements for all nonfinancial assets and nonfinancial liabilities. We adopted this standard on January 1, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2009, FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. This standard requires interim disclosures regarding the fair value of financial instruments that were previously required only annually and certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. We adopted this standard on July 1, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2009, FASB established the “FASB Accounting Standards Codification” (the “Codification”) and in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification does not change U.S. GAAP. Instead, it is intended to make it easier to find and research U.S. GAAP applicable to particular transactions or specific accounting issues by organizing accounting pronouncements into approximately 90 accounting topics. The Codification is the single source of authoritative U.S. GAAP. The Codification is effective for financial statements issued for reporting periods ending after September 15, 2009. The application of the Codification did not have an impact on our consolidated financial statements, however, all references to authoritative accounting literature will now be references in accordance with the Codification.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lumber Liquidators Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Lumber Liquidators Holdings, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lumber Liquidators Holdings, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lumber Liquidators Holdings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

February 18, 2010

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on

Internal Control over Financial Reporting

The Board of Directors and Stockholders of Lumber Liquidators Holdings, Inc.

We have audited Lumber Liquidators Holdings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lumber Liquidators Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lumber Liquidators Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lumber Liquidators Holdings, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 18, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

February 18, 2010

Lumber Liquidators Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2009	2008
Assets
Current Assets:
Cash and Cash Equivalents	$35,675	$35,139
Merchandise Inventories	133,342	88,731
Prepaid Expenses	5,988	5,033
Other Current Assets	4,356	3,731

Total Current Assets	179,361	132,634
Property and Equipment, net	20,491	13,780
Deferred Income Taxes	2,002	2,317
Other Assets	4,026	3,674

Total Assets	$205,880	$152,405

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$32,608	$15,373
Customer Deposits and Store Credits	9,805	10,418
Accrued Compensation	4,512	2,857
Sales and Income Tax Liabilities	2,770	3,296
Other Current Liabilities	5,566	4,445

Total Current Liabilities	55,261	36,389
Deferred Rent	2,185	1,619

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 27,234,222 and 26,796,891 outstanding, respectively)	27	27
Additional Capital	94,726	87,613
Retained Earnings	53,681	26,757

Total Stockholders’ Equity	148,434	114,397

Total Liabilities and Stockholders’ Equity	$205,880	$152,405

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Income

(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Net Sales	$544,568	$482,179	$405,307
Cost of Sales	349,891	314,501	270,193

Gross Profit	194,677	167,678	135,114

Selling, General and Administrative Expenses	151,070	130,693	116,308

Operating Income	43,607	36,985	18,806

Interest Expense	2	27	722
Other (Income) Expense	(500)	(834)	(413)

Income Before Income Taxes	44,105	37,792	18,497

Provision for Income Taxes	17,181	15,643	7,171

Net Income	$26,924	$22,149	$11,326

Net Income per Common Share—Basic	$1.00	$0.83	$0.68

Net Income per Common Share—Diluted	$0.97	$0.82	$0.48

Weighted Average Common Shares Outstanding:
Basic	26,983,689	26,772,288	16,646,674
Diluted	27,684,547	27,090,593	23,634,995

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
Balance December 31, 2006	15,000,100	$—	$1,250	$(6,718)	$(5,468)
Reincorporation in Delaware	—	15	(15)	—	—
Sale of Common Stock, net of issuance costs of $5,650	3,800,000	4	36,146	—	36,150
Conversion of Redeemable Preferred Stock into Common Stock	7,952,018	8	34,830	—	34,838
Stock-Based Compensation Expense	—	—	5,950	—	5,950
Reclassification of Stock Compensation Liability	—	—	9,392	—	9,392
Net Income	—	—	—	11,326	11,326

Balance December 31, 2007	26,752,118	$27	$87,553	$4,608	$92,188
Stock-Based Compensation Expense	—	—	9	—	9
Exercise of Stock Options	26,500	—	203	—	203
Release of Restricted Stock	34,184	—	—	—	—
Common Stock Purchased Pursuant to Equity Compensation Plans	(15,911)	—	(152)	—	(152)
Net Income	—	—	—	22,149	22,149

Balance December 31, 2008	26,796,891	$27	$87,613	$26,757	$114,397
Stock-Based Compensation Expense	—	—	2,955	—	2,955
Exercise of Stock Options	393,199	—	3,281	—	3,281
Excess Tax Benefits on Stock Option Exercises	—	—	1,200	—	1,200
Release of Restricted Stock	58,063	—	—	—	—
Common Stock Purchased Pursuant to Equity Compensation Plans	(13,931)	—	(323)	—	(323)
Net Income	—	—	—	26,924	26,924

Balance December 31, 2009	27,234,222	$27	$94,726	$53,681	$148,434

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net Income	$26,924	$22,149	$11,326
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,714	4,350	3,627
Deferred Income Taxes	(1,110)	(486)	377
Stock-Based Compensation Expense	2,955	9	6,211
Other	—	(40)	43
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(44,611)	(16,707)	(20,266)
Accounts Payable	17,235	(281)	(642)
Customer Deposits and Store Credits	(613)	809	2,805
Prepaid Expenses and Other Current Assets	(155)	(504)	1,264
Other Assets and Liabilities	2,473	62	3,767

Net Cash Provided by Operating Activities	7,812	9,361	8,512

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(11,433)	(6,560)	(5,977)
Purchase of 1-800-HARDWOOD	—	(800)	—

Net Cash Used in Investing Activities	(11,433)	(7,360)	(5,977)

Cash Flows from Financing Activities:
Proceeds from Exercise of Stock Options	3,281	203	—
Excess Tax Benefits on Stock Option Exercises	1,200	40	—
Repayments of Long-Term Debt and Capital Lease Obligations	(1)	(121)	(15,908)
Common Stock Purchased Pursuant to Equity Compensation Plans	(323)	(152)	—
Net Proceeds from Sale of Common Stock	—	—	36,150
Proceeds from Long-Term Borrowings and Revolving Line	—	—	6,426

Net Cash Provided by (Used In) Financing Activities	4,157	(30)	26,668

Net Increase in Cash and Cash Equivalents	536	1,971	29,203
Cash and Cash Equivalents, Beginning of Year	35,139	33,168	3,965

Cash and Cash Equivalents, End of Year	$35,675	$35,139	$33,168

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Lumber Liquidators Holdings, Inc. (formerly Lumber Liquidators, Inc.) (the “Company”) is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay and adhesives. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 186 store locations in primary or secondary metropolitan areas in 45 states at December 31, 2009. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both the call center in Toano, Virginia, and the website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing line in Toano, Virginia, which along with the call center, corporate offices, and distribution center, represent the “Corporate Headquarters.”

Organization and Basis of Financial Statement Presentation

Lumber Liquidators, Inc. (“LLI”) was organized in 1994 as a Massachusetts corporation, and in August 2007, LLI was reincorporated in Delaware. In November 2007, LLI completed its offering of 3,800,000 shares of common stock in an initial public offering at a per share price of $11.00, receiving net proceeds of approximately $36,150 (the “IPO”). The founder and current chairman of the Board (the “Founder”) and a private investment group sold an additional 6,200,000 shares of common stock in the IPO.

LLI reorganized effective December 31, 2009, creating a new holding company structure, and as a result, a new parent company named Lumber Liquidators Holdings, Inc. was formed. Outstanding shares of the common stock of the former parent company, which was named Lumber Liquidators, Inc., were automatically converted, on a share for share basis, into identical shares of common stock of the new holding company.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, Lumber Liquidators, Inc., Lumber Liquidators Services, LLC, and Lumber Liquidators Leasing, LLC. All significant intercompany transactions have been eliminated in consolidation. The Company has evaluated all subsequent events through February 18, 2010, the date the consolidated financial statements were issued.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had cash equivalents of $27,022 and $30,952 at December 31, 2009 and 2008, respectively. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settle, within 24-48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $3,227 and $2,889 at December 31, 2009 and 2008, respectively.

Credit Programs

Credit is offered to the Company’s customers through a proprietary credit card, the Lumber Liquidators credit card, underwritten by third party financial institutions and at no recourse to the Company. In October 2009, the Company entered

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

into a three-year underwriting agreement with GE Money Bank (“GE”). As part of the credit program with GE, the Company’s customers may use their Lumber Liquidators credit card to tender installation services provided by the Company’s installation partner, The Home Service Store, Inc. (“HSS”). These HSS installation transactions are not processed through the Company’s point of sales system and are not reflected in net sales. GE funds HSS directly for these transactions and HSS is responsible for all credits and program fees. If GE is not able to collect net credits or fees from HSS within 60 days, the Company has agreed to indemnify GE against any losses related to HSS credits or fees. There are no maximum potential future payments under the guarantee. The Company is able to seek recovery from HSS of any amounts paid on their behalf. The Company believes that the risk of significant loss from the guarantee of these obligations is remote.

Prior to October 2009, the primary underwriter of the Lumber Liquidators card credit was HSBC Bank (“HSBC”). The Company terminated this agreement effective December 31, 2009. As a result of the termination, the Company transferred $1,500 of cash to HSBC as prepayment for certain fees, returns or other net credits. The Company has included $1,000 of this amount in prepaid expenses at December 31, 2009.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, notes receivable, accounts payable and other liabilities approximate fair value because of the short-term nature of these items. Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board (“FASB”) ASC 820 fair value hierarchy.

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or market value. Merchandise cost is determined using the average cost method. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form. The Company adds the finish to, and boxes, various species of unfinished product, to produce certain proprietary products, primarily Bellawood, at its finishing facility. These finishing and boxing costs are included in the average unit cost of related merchandise inventory. The Company maintains an inventory reserve for loss or obsolescence, based on historical results and current sales trends. This reserve was $602 and $516 at December 31, 2009 and 2008, respectively.

Impairment of Long-Lived Assets

The Company evaluates potential impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment exists and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, an impairment loss is recorded based on the difference between the carrying value and fair value of the assets. No impairment charges were recognized in 2009, 2008 or 2007.

Goodwill and Other Indefinite-Lived Intangibles

Other assets include $1,050 of goodwill and $800 for an indefinite-lived intangible asset for the phone number 1-800-HARDWOOD and related internet domain names. The Company evaluates these assets for impairment on an annual basis, or whenever events or changes in circumstance indicate that the reporting unit carrying value exceeds its fair value. Based on the analysis performed, the Company has concluded that no impairment in the value of these assets has occurred.

Self Insurance

Effective June 1, 2008, the Company self-insures for certain employee health benefit claims. Management estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

number of assumptions and factors including historical trends, actuarial assumptions and economic conditions. This liability could be affected if future occurrences and claims differ from these assumptions and historical trends. As of December 31, 2009 and 2008, an accrual of $520 and $281 related to estimated claims was included in other current liabilities, respectively.

Recognition of Net Sales

The Company recognizes net sales for products purchased at the time the customer takes possession of the merchandise. Service revenue, primarily freight charges for in-home delivery, is recognized when the service has been rendered. The Company reports revenue net of sales and use taxes collected from customers and remitted to governmental taxing authorities. Net sales are reduced by an allowance for anticipated sales returns based on historical and current sales trends and experience. The sales returns allowance and related changes were not significant for 2009, 2008 or 2007.

The Company generally requires customers to pay a deposit, equal to approximately 50% of the retail sales value, when purchasing merchandise inventories not regularly carried in a given store location, or not currently in stock. These deposits are included in customer deposits and store credits until the customer takes possession of the merchandise.

Cost of Sales

Cost of sales includes the actual cost of the merchandise sold, the transportation costs from vendor to the Company’s distribution center or store location, any applicable finishing costs related to production of the Company’s proprietary brands, the transportation costs from the distribution center to the store locations and any inventory adjustments, including shrinkage.

The Company includes transportation costs for the delivery of products directly from stores to customers in cost of sales if delivered by third parties or in selling, general and administrative expenses (“SG&A”) if delivered by the Company’s delivery fleet. Costs related to the Company’s delivery fleet, which include delivery salaries, maintenance and depreciation, totaled approximately $577 in 2009, $1,077 in 2008 and $1,600 in 2007.

The Company offers a range of prefinished products with warranties on the durability of the finish ranging from 10 to 50 years. Warranty reserves are based primarily on claims experience, sales history and other considerations, and warranty costs are recorded in cost of sales. Warranty costs and changes to the warranty reserve were not significant for 2009, 2008 or 2007.

Advertising Costs

Advertising costs charged to SG&A were $47,305, $45,762 and $41,693 in 2009, 2008 and 2007, respectively. The Company uses various types of media to brand its name and advertise its products. Media production costs are generally expensed as incurred, except for direct mail, which is expensed when the finished piece enters the postal system. Media placement costs are generally expensed in the month the advertising occurs, except for contracted endorsements and sports agreements, which are generally expensed ratably over the contract period. Amounts paid in advance are included in prepaid expenses and totaled $2,401 and $3,282 at December 31, 2009 and 2008, respectively.

Store Opening Costs

Costs to open new store locations are charged to SG&A as incurred.

Depreciation and Amortization

Property and equipment is carried at cost and depreciated on the straight-line method over the estimated useful lives or lease terms of the related assets. The estimated useful lives for leasehold improvements are the shorter of the estimated useful lives or the remainder of the lease terms. For leases with optional renewal periods, the Company uses the original lease term, excluding optional renewal periods, to determine the appropriate estimated useful lives. Capitalized software costs, including

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

those related to the Company’s integrated information technology solution, are capitalized from the time that technological feasibility is established until the software is ready for use. The estimated useful lives are generally as follows:

Years
Vehicles (including Forklifts)	5 to 7
Finishing Equipment	5
Office Equipment	5 to 7
Computer Software	3 to 10
Computer Hardware	5
Store Fixtures	7
Leasehold Improvements	1 to 15

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

Stock-Based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718. The Company issues incentive awards in the form of stock options and restricted stock awards to employees and non-employee directors. The Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. Measured compensation cost is recognized ratably over the requisite service period of the related stock-based compensation award.

Income Taxes

Income taxes are accounted for in accordance with FASB ASC 740 (“ASC 740”). Income taxes are provided for under the asset and liability method and consider differences between the tax and financial accounting bases. The tax effects of these differences are reflected on the balance sheet as deferred income taxes and valued using the effective tax rate expected to be in effect when the differences reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, the Company took into account various factors, including the expected level of future taxable income. If actual results differ from the assumptions made in the evaluation of the valuation allowance, a change in the valuation allowance will be recorded through income tax expense in the period such determination is made.

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

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

Recent Accounting Pronouncements

In February 2008, FASB issued amendments that delayed the effective date of the fair value disclosure requirements for all nonfinancial assets and nonfinancial liabilities. The Company adopted this standard on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. This standard requires interim disclosures regarding the fair value of financial instruments that were previously required only annually and certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The Company adopted this standard on July 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2009, FASB established the “FASB Accounting Standards Codification” (the “Codification”) and in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification does not change U.S. GAAP. Instead, it is intended to make it easier to find and research U.S. GAAP applicable to particular transactions or specific accounting issues by organizing accounting pronouncements into approximately 90 accounting topics. The Codification is the single source of authoritative U.S. GAAP. The Codification is effective for financial statements issued for reporting periods ending after September 15, 2009. The application of the Codification did not have an impact on the Company’s consolidated financial statements, however, all references to authoritative accounting literature will now be references in accordance with the Codification.

NOTE 2.	NOTES RECEIVABLE

As of December 31, 2009, notes receivable from a merchandise vendor had an outstanding balance due to the Company of $994, of which $315 had been included in other current assets. As of December 31, 2008, the outstanding balance due to the Company was $1,168, of which $251 had been included in other current assets.

NOTE 3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of:

	December 31,
	2009	2008
Vehicles (including Forklifts)	$9,478	$8,984
Finishing Equipment	3,566	3,432
Office Equipment	1,730	677
Computer Software and Hardware	11,330	6,309
Store Fixtures	6,619	4,494
Leasehold Improvements	6,005	3,997

	38,728	27,893
Less: Accumulated Depreciation and Amortization	18,237	14,113

Property and Equipment, net	$20,491	$13,780

Computer software and hardware at December 31, 2009 includes $3,897 related to the Company’s integrated information technology solution.

NOTE 4.	REVOLVING CREDIT AGREEMENT

A revolving credit agreement (the “Revolver”) providing for borrowings up to $25,000 is available to LLI through expiration on August 10, 2012. During 2009 and 2008, LLI did not borrow against the Revolver and at December 31, 2009 and 2008, there were no outstanding commitments under letters of credit. The Revolver is primarily available to fund

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

inventory purchases, including the support of up to $5,000 for letters of credit, and for general operations. The Revolver is secured by LLI’s inventory, has no mandated payment provisions and a fee of 0.125% per annum, subject to adjustment based on certain financial performance criteria, on any unused portion of the Revolver. Amounts outstanding under the Revolver would be subject to an interest rate of LIBOR (reset on the 10th of the month) plus 0.50%, subject to adjustment based on certain financial performance criteria. The Revolver has certain defined covenants and restrictions, including the maintenance of certain defined financial ratios. LLI is in compliance with these financial covenants at December 31, 2009.

Interest payments on capital leases totaled $2 and $4 in 2009 and 2008, respectively, and interest payments on capital leases and previous borrowing totaled $679 in 2007.

NOTE 5.	LEASES

The Company leases all store locations, the Corporate Headquarters and certain equipment. The store location leases are operating leases and generally have five-year base periods with one or more five-year renewal periods.

The Founder is the sole owner of ANO LLC, DORA Real Estate Company, LLC and Wood on Wood Road, Inc., and he has a 50% membership interest in BMT Holdings, LLC (collectively, “ANO and Related Companies”). As of December 31, 2009, the Company leased 25 of its locations from ANO and Related Companies representing 13.4% of the total number of store leases in operation. As of December 31, 2008 and 2007, the Company leased 26 of its locations from ANO and Related Companies representing 17.3% and 22.4% of the total number of store leases in operation, respectively. In addition, the Company leases the Corporate Headquarters from ANO LLC under an operating lease with a base term running through December 31, 2019.

Rental expense for 2009, 2008 and 2007 was $11,464, $9,276 and $6,853, respectively, with rental expense attributable to ANO and Related Companies of $2,531, $2,505 and $2,529, respectively.

The future minimum rental payments under non-cancellable operating leases, segregating ANO and Related Companies leases from all other operating leases, were as follows at December 31, 2009:

	Operating Leases
	ANO and Related Companies		Store & Other Leases	Total Operating Leases
	Store Leases	Headquarters Lease
2010	$1,167	$1,064	$10,377	$12,608
2011	827	1,096	8,810	10,733
2012	550	1,129	7,668	9,347
2013	472	1,163	5,842	7,477
2014	188	1,198	4,141	5,527
Thereafter	263	6,550	7,343	14,156

Total minimum lease payments	$3,467	$12,200	$44,181	$59,848

NOTE 6.	STOCK-BASED COMPENSATION

Stock-based compensation expense included in SG&A consisted of:

	Year Ended December 31,
	2009	2008	2007
Stock Options and Restricted Stock Awards	$2,826	$2,840	$2,733
Variable Plan	—	(2,960)	3,220
Regional Manager Plan	129	129	258

Total	$2,955	$9	$6,211

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

Overview

The Company has an equity incentive plan for employees, non-employee directors and other service providers, the Lumber Liquidators Holdings, Inc. 2007 Equity Compensation Plan (the “2007 Plan”), from which it grants stock options and restricted stock awards. The total number of shares of common stock authorized for issuance under the 2007 Plan is 4.3 million. As of December 31, 2009, 1.6 million shares of common stock were available for future grants. Stock options granted under the 2007 Plan expire no later than ten years from the date of grant and the exercise price shall not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted stock awards on a grant by grant basis at the discretion of the Board of Directors. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted stock awards.

In November 2008, the Company adopted the Lumber Liquidators Holdings, Inc. Outside Directors Deferral Plan (the “Deferral Plan”) under which each of the Company’s non-employee directors has the opportunity to annually elect to defer certain fees until his departure from the Board of Directors. A non-employee director may elect to defer up to 100% of his fees and have such fees invested in deferred stock units. Deferred stock units must be settled in common stock upon the director’s departure from the Board. There were no deferred stock units outstanding in 2009.

The Variable Plan

The Company was party to a stock-based agreement between the Founder and his brother, a former regional manager, accounted for as a variable performance plan (the “Variable Plan”) in accordance with FASB ASC 718. The Variable Plan awarded the Founder’s brother the right to an ownership percentage of common stock (the “Variable Right”), contributed by the Founder. Until the IPO in November 2007, the Company recorded periodic stock-based compensation expense based on the best estimate of the ultimate value of the shares of common stock to be transferred from the Founder to his brother, and due to a certain cash settlement provision, the Company maintained a liability equal to the cumulative stock compensation expense. In conjunction with the IPO in November 2007, the Variable Right fully vested and became exercisable, and all cash settlement provisions terminated.

In accordance with the terms of the Variable Plan, the Company calculated that 853,853 shares of common stock had vested (the “Vested Shares”) and were exercisable under the Variable Right. Cumulative stock-based compensation expense related to the Variable Plan was determined utilizing the Vested Shares and the $11 per share IPO price to adjust the stock compensation liability and in the fourth quarter of 2007, the stock compensation liability was reclassified to additional capital in accordance with FASB ASC 718. The brother filed a demand for arbitration on December 7, 2007 related to the Vested Shares, and stock-based compensation expense for 2007 included an accrual of $2,960 as the Company’s best estimate of the ultimate value to be transferred from the Founder to his brother via settlement or arbitration.

The Variable Right was exercised on February 1, 2008. In December 2008, an arbitrator determined that the brother was entitled only to the Vested Shares, and the Company reversed the accrual of stock-based compensation expense related to the Variable Plan, which reduced 2008 stock-based compensation expense by $2,960, with an offset to additional capital.

The Regional Manager Plan

The Company maintains a stock unit plan for regional store management, the 2006 Stock Unit Plan for Regional Managers (the “2006 Regional Plan”). In 2006, certain Regional Managers were granted a total of 85,000 stock units vesting over approximately a five year period with the Founder contributing the 85,000 shares of common stock necessary to provide for the exercise of the stock units. No additional grants of stock units are available under the 2006 Regional Plan. The stock units would have expired without value unless a trigger event, as defined, occurred. The IPO was a trigger event, and the Company recorded $258 of stock-based compensation expense in the fourth quarter of 2007. Through December 2009, 68,000 stock units had vested and the Founder had transferred the corresponding shares of common stock. Pursuant to the provisions of the 2006 Regional Plan, the Company purchased 15,270 shares of common stock from the Regional Managers at the fair market value on the vest dates for a total of $233, to cover applicable federal and state withholding taxes. The remaining $129 of stock-based compensation expense is expected to be recognized over the next year.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

Stock Options

The following table summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2006	1,796,847	$7.69

Granted	175,000	10.78
Exercised	—	—
Forfeited	(5,000)	11.00

Balance at December 31, 2007	1,966,847	7.95	8.8	$2,038

Granted	288,760	10.47
Exercised	(26,500)	7.67
Forfeited	(3,000)	16.55

Balance, December 31, 2008	2,226,107	8.27	8.0	$5,199

Granted	317,141	11.17
Exercised	(393,199)	8.35
Forfeited	(103,073)	10.22

Balance, December 31, 2009	2,046,976	$8.61	7.2	$37,237

Exercisable at December 31, 2009	1,327,850	$7.81	6.7	$25,212

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on December 31. The intrinsic value of the stock options exercised during 2009 and 2008 was $4,380 and $201, respectively.

As of December 31, 2009, total unrecognized compensation cost related to unvested options was approximately $2,671, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.2 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of options granted during 2009, 2008 and 2007 was $5.78, $4.99 and $4.08, respectively.

The following are the ranges of assumptions for the periods noted:

	Year Ended December 31,
	2009	2008	2007
Expected dividend rate	Nil	Nil	Nil
Expected stock price volatility	39-45%	39%	35-39%
Risk-free interest rate	2.8-3.6%	3.2-3.7%	4.2-4.6%
Expected term of options	7.5 years	7.5 years	7.5 years

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

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

Restricted Stock Awards

The following table summarizes activity related to restricted stock awards:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2006	—	$—

Granted	88,830	8.95
Released	—	—
Forfeited	(7,530)	8.95

Nonvested, December 31, 2007	81,300	8.95

Granted	97,092	13.49
Released	(34,184)	12.46
Forfeited	(11,435)	9.27

Nonvested, December 31, 2008	132,773	11.33

Granted	92,533	13.70
Released	(58,063)	13.33
Forfeited	(22,013)	10.06

Nonvested, December 31, 2009	145,230	$12.19

The fair value of restricted stock awards released during the years ended December 31, 2009, 2008 and 2007 was $978, $426 and $0, respectively. As of December 31, 2009, total unrecognized compensation cost related to unvested restricted stock awards was approximately $510, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.1 years.

NOTE 7.	INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
Current
Federal	$14,681	$12,955	$5,577
State	3,456	3,174	1,217

Total Current	18,137	16,129	6,794

Deferred
Federal	(776)	(390)	310
State	(180)	(96)	67

Total Deferred	(956)	(486)	377

Total Provision for Income Taxes	$17,181	$15,643	$7,171

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

The reconciliation of significant differences between income tax expense applying the federal statutory rate of 35% and the actual income tax expense at the effective rate are as follows:

	Year Ended December 31,
	2009		2008		2007
Income Tax Expense at Federal Statutory Rate	$15,437	35.0%	$13,227	35.0%	$6,474	35.0%
Increases (Decreases):
State Income Taxes, Net of Federal Income Tax Benefit	2,150	4.9%	1,939	5.1%	838	4.5%
Reduction of Deferred Tax Benefit Associated with the Variable Plan	—	0.0%	678	1.7%	—	0.0%
Excess Tax Benefit on Stock Option Exercises	—	0.0%	(40)	0.0%	—	0.0%
Other	(406)	(0.9)%	(161)	(0.4)%	(141)	(0.7)%

Total	$17,181	39.0%	$15,643	41.4%	$7,171	38.8%

Pursuant to the Variable Plan, the Variable Right fully vested in conjunction with the IPO and was exercised on February 1, 2008. At that time, the Company had no excess tax deductions from previous stock-based awards, and therefore recognized additional income tax expense related to the non-deductible portion of the Variable Plan’s cumulative compensation costs. This additional income tax expense was the result of a decrease in the fair value of the Vested Shares from the vest date to the exercise date. Subsequent stock option exercises during 2008 resulted in an excess tax benefit that reduced income tax expense.

The tax effects of temporary differences that result in significant portions of the deferred tax accounts are as follows:

	December 31,
	2009	2008
Deferred Tax Liabilities:
Prepaid Expenses	$209	$337
Depreciation and Amortization	2,146	885

Total Deferred Tax Liabilities	2,355	1,222

Deferred Tax Assets:
Stock-Based Compensation Expense	3,274	2,552
Reserves	1,864	1,712
Employee Benefits	1,176	865
Inventory Capitalization	1,402	393
Other	49	—

Total Deferred Tax Assets	7,765	5,522

Net Deferred Tax Asset	$5,410	$4,300

The Company made income tax payments of $15,273, $15,112 and $7,383 in 2009, 2008 and 2007, respectively.

The Company files income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, the Company is subject to examination by federal and state taxing authorities. The Internal Revenue Service has completed audits of the Company’s federal income tax returns for the years through 2007.

NOTE 8.	PROFIT SHARING PLAN

The Company maintains a profit-sharing plan, qualified under Section 401(k) of the Internal Revenue Code, for all eligible employees. Through 2009, employees were eligible to participate following the completion of one year of service and attainment of age 21. As of January 1, 2010, employees are eligible to participate following the completion of three

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

months of service and attainment of age 21. The Company matches 50% of employee contributions up to 6% of eligible compensation. The Company’s matching contributions, included in SG&A, totaled $404, $344 and $231 in 2009, 2008 and 2007, respectively.

NOTE 9.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31,
	2009	2008	2007
Net Income	$26,924	$22,149	$11,326

Weighted Average Common Shares Outstanding—Basic	26,983,689	26,772,288	16,646,674
Effect of Dilutive Securities:
Common Stock Equivalents	700,858	318,305	150,460
Redeemable Preferred Stock	—	—	6,837,861

Weighted Average Common Shares Outstanding—Diluted	27,684,547	27,090,593	23,634,995

Net Income per Common Share—Basic	$1.00	$0.83	$0.68

Net Income per Common Share—Diluted	$0.97	$0.82	$0.48

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	As of December 31,
	2009	2008	2007
Stock Options	10,436	435,760	170,000
Restricted Stock Awards	—	5,800	81,300

NOTE 10.	RELATED PARTY TRANSACTIONS

As described in Note 5, the Company leases a number of its store locations and Corporate Headquarters from ANO and Related Companies.

NOTE 11.	COMMITMENTS AND CONTINGENCIES

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

California Class Action

On September 3, 2009, a former store manager and a current assistant store manager (together, the “Plaintiffs”) filed a putative class action suit against LLI in the Superior Court of California in and for the County of Alameda. The Plaintiffs allege that with regard to certain groups of current and former employees in LLI’s California stores, LLI violated California law by failing to calculate and pay overtime wages properly, provide meal breaks, compensate for unused vacation time, reimburse for certain expenses and maintain required employment records. The Plaintiffs also claim that LLI did not calculate and pay overtime wages properly for certain of LLI’s non-exempt employees, both in and out of California, in violation of federal law. In their suit, the Plaintiffs seek compensatory damages, certain statutory penalties, costs, attorney’s fees and injunctive relief. LLI removed the case to the United States District Court for the Northern District of

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

California. LLI intends to defend the claims in this suit vigorously. While there is a reasonable possibility that a material loss may be incurred, the Company cannot estimate the loss or range of loss, if any, to the Company at this time.

Vazilia Corporation

In July 2006, the Company entered into a purchase agreement with Vazilia Corporation (“Vazilia”) pursuant to which the Company agreed to purchase a total of approximately 27 million square feet of Vazilia’s assorted products over a four-year period (the “Purchase Agreement”). After entering into the Purchase Agreement, certain products ordered from Vazilia were not delivered and certain products that were delivered did not meet the applicable specifications. In October 2008, Vazilia filed a demand for arbitration in which it alleged that the Company had breached the Purchase Agreement. In response to the demand for arbitration, the Company asserted a counterclaim against Vazilia in which it asserted that Vazilia had breached the Purchase Agreement.

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

NOTE 12.	CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following tables present the Company’s unaudited quarterly results for 2009 and 2008.

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(dollars in thousands, except per share amounts)
Net Sales	$123,852	$143,116	$140,520	$137,080
Gross Profit	44,562	50,578	51,184	48,353
Selling, General and Administrative Expenses	36,295	39,247	38,727	36,801
Operating Income	8,267	11,331	12,457	11,552
Net Income	$5,093	$6,939	$7,761	$7,131

Net Income per Common Share—Basic	$0.19	$0.26	$0.29	$0.26
Net Income per Common Share—Diluted	$0.19	$0.25	$0.28	$0.25
Number of Stores Opened in Quarter	10	8	9	9
Comparable Store Net Sales (Decrease) Increase	(5.8)%	(1.8)%	1.9%	5.5%

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008(1)
	(dollars in thousands, except per share amounts)
Net Sales	$114,549	$128,037	$123,063	$116,530
Gross Profit	40,122	44,255	43,417	39,884
Selling, General and Administrative Expenses	32,314	34,934	34,607	28,838
Operating Income	7,808	9,321	8,810	11,046
Net Income	$4,312	$5,876	$5,463	$6,498

Net Income per Common Share—Basic	$0.16	$0.22	$0.20	$0.24
Net Income per Common Share—Diluted	$0.16	$0.22	$0.20	$0.24
Number of Stores Opened in Quarter	9	10	8	7
Comparable Store Net Sales Increase (Decrease)	7.0%	2.7%	2.0%	(4.6)%

(1)	Selling, General and Administrative Expenses for the quarter ended December 31, 2008 includes ($2,960) of stock-based compensation expense for the reversal of an accrual related to the Variable Plan.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2009 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2009.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal controls over financial reporting as of December 31, 2009. See “Item 8. Consolidated Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2010 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2009.

Code of Ethics

We have a Code of Conduct, which applies to all employees, officers and directors of Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries. Our Code of Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is both our principal financial and principal accounting officer), as well as all other employees. Our Code of Conduct also meets the requirements of a code of conduct under Rule 303A.10 of the NYSE Listed Company Manual. Our Code of Conduct is posted on our website at www.lumberliquidators.com in the “Corporate Governance” section of our Investor Relations home page.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2010 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2010 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2009.

Item 13. Certain Relationships, Related Transactions and Director Independence.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2010 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2009.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2010 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Toano, Commonwealth of Virginia, on February 18, 2010.

LUMBER LIQUIDATORS HOLDINGS, INC.

By:	/s/ JEFFREY W. GRIFFITHS
Jeffrey W. Griffiths President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicted have signed this report below.

Signature	Title

/s/ JEFFREY W. GRIFFITHS Jeffrey W. Griffiths	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ DANIEL E. TERRELL Daniel E. Terrell	Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ THOMAS D. SULLIVAN Thomas D. Sullivan	Chairman of the Board

/s/ MACON F. BROCK, JR. Macon F. Brock, Jr.	Director

/s/ DOUGLAS T. MOORE Douglas T. Moore	Director

/s/ JOHN M. PRESLEY John M. Presley	Director

/s/ MARTIN F. ROPER Martin F. Roper	Director

/s/ RICHARD D. TADLER Richard D. Tadler	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.01	Agreement of Merger and Plan of Reorganization among Lumber Liquidators, Inc., Lumber Liquidators Holdings, Inc., and Lumber Liquidators Merger Sub, Inc., dated December 29, 2009 (filed as Exhibit 2.1 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)

3.01	Certificate of Incorporation of Lumber Liquidators Holdings, Inc. (filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)

3.02	By-Laws of Lumber Liquidators Holdings, Inc. (filed as Exhibit 3.2 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)

4.01	Form of Certificate of Common Stock of Lumber Liquidators Holdings, Inc. (filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)

10.01*	Lumber Liquidators 2007 Equity Compensation Plan (filed as Exhibit 10.1 to the Company’s Post –effective Amendment No. 1 to its Registration Statement on Form S-8, filed January 4, 2010 (File No. 333-147247), and incorporated by reference)

10.02*	Lumber Liquidators 2006 Equity Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Company’s Post –effective Amendment No. 1 to its Registration Statement on Form S-8, filed January 4, 2010 (File No. 333-147247), and incorporated by reference)

10.03*	Lumber Liquidators 2004 Stock Option and Grant Plan (filed as Exhibit 10.3 to the Company’s Post –effective Amendment No. 1 to its Registration Statement on Form S-8, filed January 4, 2010 (File No. 333-147247), and incorporated by reference)

10.04*	Employment Agreement with Jeffrey W. Griffiths (filed as Exhibit 10.03 to the Company’s Registration Statement on Form S-1, filed April 23, 2007 (File No. 333-142309), and incorporated by reference)

10.05*	Employment Agreement with H. Franklin Marcus, Jr. (filed as Exhibit 10.04 to the Company’s Registration Statement on Form S-1, filed April 23, 2007 (File No. 333-142309), and incorporated by reference)

10.06*	Offer Letter Agreement with Robert M. Morrison (filed as Exhibit 10.05 to the Company’s Registration Statement on Form S-1, filed April 23, 2007 (File No. 333-142309), and incorporated by reference)

10.07*	Offer Letter Agreement with Marco Pescara (filed as Exhibit 10.06 to the Company’s Registration Statement on Form S-1, filed April 23, 2007 (File No. 333-142309), and incorporated by reference)

10.08*	Form of Non-Qualified Employee Stock Option Agreement, effective October 18, 2006 (filed as Exhibit 10.07 to the Company’s Registration Statement on Form S-1, filed April 23, 2007 (File No. 333-142309), and incorporated by reference)

10.09	Lease by and between ANO LLC and Lumber Liquidators (relating to Toano facility) (filed as Exhibit 10.08 to the Company’s Amendment No. 1 to its Registration Statement on Form S-1, filed May 30, 2007 (File No. 333-142309), and incorporated by reference)

10.10*	Thomas D. Sullivan Stock Option Agreement and Lumber Liquidators, Inc. Guaranty Agreement, and amendment thereto (filed as Exhibit 10.09 to the Company’s Amendment No. 1 to its Registration Statement on Form S-1, filed May 30, 2007 (File No. 333-142309), and incorporated by reference)

10.11*	Form of Option Award Agreement, effective November 16, 2007 (filed as Exhibit 10.10 to the Company’s annual report on Form 10-K, filed on March 12, 2008 (File No. 001-33767), and incorporated by reference)

10.12*	Form of Restricted Stock Agreement, effective November 16, 2007 (filed as Exhibit 10.11 to the Company’s annual report on Form 10-K, filed on March 12, 2008 (File No. 001-33767), and incorporated by reference)

10.13*	Form of Option Award Agreement, effective December 31, 2009

10.14*	Form of Restricted Stock Agreement, effective December 31, 2009

Exhibit Number	Exhibit Description

10.15*	Amendment to Executive Employment Agreement with Jeffrey W. Griffiths (filed as Exhibit 10.13 to the Company’s Form 10-Q, filed May 6, 2009 (File No. 001-33767), and incorporated by reference)

10.16*	Second Amendment to Executive Employment Agreement with Jeffrey W. Griffiths (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed December 30, 2009 (File No. 001-33767), and incorporated by reference)

10.17*	Amended and Restated Annual Bonus Plan (filed as Exhibit 10.01 to the Company’s current report on Form 8-K, filed February 4, 2010 (File No. 001-33767), and incorporated by reference)

21.01	Lumber Liquidators Holdings, Inc. Subsidiaries

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002

*	Indicates a management contract or compensation plan, contract or agreement.