Form 10-Q
period 2010-03-31
Lumber Liquidators Holdings, Inc.
filed 2010-04-28
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Not Applicable

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

As of April 26, 2010, there were 27,344,971 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2010

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets

Current Assets:
Cash and Cash Equivalents	$50,654	$35,675
Merchandise Inventories	131,049	133,342
Prepaid Expenses	5,405	5,988
Other Current Assets	4,857	4,356

Total Current Assets	191,965	179,361
Property and Equipment, net	24,055	20,491
Deferred Income Taxes	2,134	2,002
Other Assets	4,011	4,026

Total Assets	$222,165	$205,880

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable	$25,612	$32,608
Customer Deposits and Store Credits	15,127	9,805
Accrued Compensation	6,157	4,512
Sales and Income Tax Liabilities	6,709	2,770
Other Current Liabilities	9,469	5,566

Total Current Liabilities	63,074	55,261

Deferred Rent	2,335	2,185

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 27,296,968 and 27,234,222 outstanding, respectively)	27	27
Additional Capital	96,080	94,726
Retained Earnings	60,649	53,681

Total Stockholders’ Equity	156,756	148,434

Total Liabilities and Stockholders’ Equity	$222,165	$205,880

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009

Net Sales	$151,195	$123,852
Cost of Sales	97,691	79,290

Gross Profit	53,504	44,562

Selling, General and Administrative Expenses	42,213	36,295

Operating Income	11,291	8,267

Interest and Other Income, net	(93)	(122)

Income Before Income Taxes	11,384	8,389

Provision for Income Taxes	4,416	3,296

Net Income	$6,968	$5,093

Net Income per Common Share—Basic	$0.26	$0.19

Net Income per Common Share—Diluted	$0.25	$0.19

Weighted Average Common Shares Outstanding:
Basic	27,283,296	26,797,185
Diluted	28,180,265	27,176,650

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009

Cash Flows from Operating Activities:
Net Income	$6,968	$5,093
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,325	1,164
Stock-Based Compensation Expense	693	802
Changes in Operating Assets and Liabilities:
Merchandise Inventories	2,293	(17,776)
Accounts Payable	(8,282)	9,634
Customer Deposits and Store Credits	5,322	7,280
Prepaid Expenses and Other Current Assets	82	553
Other Assets and Liabilities	9,500	5,527

Net Cash Provided by Operating Activities	17,901	12,277

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(3,583)	(1,275)

Net Cash Used in Investing Activities	(3,583)	(1,275)

Cash Flows from Financing Activities:
Proceeds from the Exercise of Stock Options	437	13
Excess Tax Benefits on Stock Option Exercises	337	—
Common Stock Purchased Pursuant to Equity Compensation Plans	(113)	(30)
Other	—	(1)

Net Cash Provided by (Used in) Financing Activities	661	(18)

Net Increase in Cash and Cash Equivalents	14,979	10,984
Cash and Cash Equivalents, Beginning of Period	35,675	35,139

Cash and Cash Equivalents, End of Period	$50,654	$46,123

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature and Organization of Business

Lumber Liquidators Holdings, Inc. (the “Company”), a Delaware corporation, is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods, and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay and adhesives. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 197 store locations in primary or secondary metropolitan areas in 46 states. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both the call center in Toano, Virginia, and the website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing line in Toano, Virginia, which along with the call center, corporate offices, and distribution center, represent the “Corporate Headquarters.”

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (or “SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Lumber Liquidators Holdings, Inc. annual report filed on Form 10-K for the year ended December 31, 2009.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, Lumber Liquidators, Inc. (“LLI”), Lumber Liquidators Services, LLC, and Lumber Liquidators Leasing, LLC. All significant intercompany transactions have been eliminated in consolidation.

Results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, notes receivable, accounts payable and other liabilities approximate fair value because of the short-term nature of these items. Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board ASC 820 fair value hierarchy. The Company had cash equivalents of $23,027 at March 31, 2010 and $27,022 at December 31, 2009.

NOTE 2.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2010	2009
Net Income	$6,968	$5,093

Weighted Average Common Shares Outstanding—Basic	27,283,296	26,797,185
Effect of Dilutive Securities:
Common Stock Equivalents	896,969	379,465

Weighted Average Common Shares Outstanding—Diluted	28,180,265	27,176,650

Net Income per Common Share—Basic	$0.26	$0.19

	Three Months Ended March 31,
	2010	2009
Net Income per Common Share—Diluted	$0.25	$0.19

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2010	2009
Stock Options	247,775	735,053
Restricted Stock Awards	—	42,847

NOTE 3.	RELATED PARTY TRANSACTIONS

As of March 31, 2010, the Company leased the Corporate Headquarters and 25 of its store locations from ANO LLC, a company that is wholly owned by the Companys’ founder and current chairman of the Board (the “Founder”). The Company also leased one store location from Wood on Wood Road, Inc. and one store location from BMT Holdings, LLC. Wood on Wood Road, Inc. is wholly owned by the Founder, and 50% of the membership interest of BMT Holdings, LLC is owned by the Founder. Rental expense related to these companies for the three months ended March 31, 2010 and 2009 was $644 and $633, respectively.

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

The Company also is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, while the outcome of any such claims and disputes cannot be predicted with certainty, the ultimate liability of the Company in connection with these matters is not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to matters such as sales growth, comparable store net sales, impact of cannibalization, price changes, earnings performance, stock-based compensation expense, margins, return on invested capital, strategic direction, the demand for our products, and store openings. We have used words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed in this report and in our other reports filed with the SEC including the Item 1A, “Risk Factors,” section of the Form 10-K for the year ended December 31, 2009.

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

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in our annual report filed on Form 10-K for the year ended December 31, 2009.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States, based on industry sources and our experience. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. As of March 31, 2010, we sold our products through 197 Lumber Liquidators stores in 46 states, a call center, websites and catalogs.

2010 Highlights

Sales Volume and Consumer Traffic Increases. Net sales for the first quarter of 2010 increased 22.1% over the first quarter of 2009 due to an 8.0% increase in net sales at comparable stores1 and net sales at non-comparable stores from 37 new store locations opened after March 31, 2008. In both comparable and non-comparable stores, generally strong consumer demand for our value proposition continued to drive increases in our total sales volume, primarily measured in square footage. However, consumer demand continued to shift our mix of products sold, or sales mix, to certain key product lines which generally have a lower than average retail price. As a result, in comparing the three month periods ended March 31, 2010 and 2009, our average retail price per unit sold decreased approximately 11.5%, and our average sale2 decreased approximately 10.2%. Applying our calculated average sale to total net sales at comparable stores implies a total increase in the number of customers invoiced of approximately 20.3% in comparing the first quarter of 2010 to the same period in 2009.

Marketing and Branding. Our marketing and branding campaigns are strategically important to our successful operations and growth, and we believe our investment in these advertising programs is generally greater as a percentage of net sales than most of our

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

competitors. While our advertising spend has historically featured national campaigns, we have emphasized flexibility in message and media to optimize our spend within a changing marketplace while expanding localized, targeted programs. Due to our continued investment in enhancing the effectiveness of our campaigns and leverage due to store base growth, particularly in existing markets, we have continued to reduce advertising expenses as a percentage of net sales. In the first quarter of 2010, advertising expenses of $12.6 million represented 8.4% of net sales, down 130 basis points from the first quarter of 2009. In aggregate, we increased our advertising spend in our most effective channels, including direct mail, internet search and social media, proportionate to our net sales increase, while reducing less effective channels including endorsements, newspaper and other print by 115 basis points as a percentage of net sales.

Growth in Our Store Base. New store locations continue to drive our net sales growth. In 2010, we expect to open between 36 and 40 new store locations in an approximately equal mix of new and existing markets, including our first locations in Canada in the fourth quarter. In the first quarter of 2010, we opened 11 new stores, six of which were in new markets. Of the 10 new stores opened in the first quarter of 2009, seven were in new markets. We have opened 72 of our 197 store locations in the 24 months after March 31, 2008, and our recent store opening activity is as follows:

	2010	2009
Number of stores at January 1	186	150
New stores opened during the quarter	11	10

Number of stores at March 31	197	160

Our Market. The wood flooring market for homeowners is highly fragmented and dependent on home-related discretionary spending, which is impacted by a number of complex economic and demographic factors that may vary locally, regionally and nationally. We are impacted by, among other things, home remodeling activity, employment levels, housing turnover, real estate prices, new housing starts, consumer confidence, credit availability and the general health of consumer discretionary spending. Many of the economic indicators associated with the wood flooring market and generally associated with consumer discretionary spending were weak throughout 2009, though slowly stabilizing and strengthening during the year, a process that continued during the first quarter of 2010. We believe that, while the wood flooring market is likely to remain in a weakened state relative to historical metrics, the slow and gradual strengthening of economic indicators will generally continue throughout the year, though periodically impacted by event-driven shifts in demand. We believe the number of retailers serving the homeowner-based segment of the wood flooring market will continue to decline and present an opportunity for market share growth, primarily through store base expansion.

Results of Operations

Net Sales

	For the three months ended March 31,
	2010	2009
	(dollars in thousands)
Net sales	$151,195	$123,852
Comparable store net sales increase (decrease)	8.0%	(5.8)%

Net sales for the first quarter of 2010 increased $27.3 million over the first quarter of 2009 as a result of a $9.9 million increase in comparable store net sales and an increase of $17.4 million in non-comparable store net sales. In addition to the demand increase discussed in “Highlights”, net sales increased due principally to the following factors:

•

Net sales benefited from more consistent in-stock positions of certain key product lines, such as laminates, moldings and accessories. These product lines are included within our “never out of stock” program through which we have strengthened our in-stock commitment to our top selling products by region across all product lines. Our sales mix of moldings and accessories increased to 13.4% of total net sales in the three months ended March 31, 2010, from 11.6% in the three months ended March 31, 2009. Our sales mix of laminates increased to 20.5% of total net sales in the three months ended March 31, 2010, from 17.4% in the three months ended March 31, 2009.

•

We drove incremental consumer traffic through an increased commitment to liquidation deals, particularly domestic hardwoods and certain laminates, promotional pricing of selected products within our Bellawood and handscraped lines, and a broadened assortment of hardwoods at the entry level retail price point.

•

Increases in comparable store net sales also resulted from the continued maturation of our store base, as the number of stores in operation for 13 to 36 months increased, and net sales at stores open for 13 to 36 months tend to increase at a greater rate than net sales at our more mature stores.

Gross Profit and Gross Margin

	For the three months ended March 31,
	2010	2009
	(dollars in thousands)
Net Sales	$151,195	$123,852
Cost of Sales	97,691	79,290

Gross Profit	$53,504	$44,562
Gross Margin	35.4%	36.0%

Gross profit in the first quarter of 2010 increased $8.9 million, or 20.1%, to $53.5 million from $44.6 million for the first quarter of 2009. Gross margin declined 60 basis points in the first quarter of 2010 as compared to the first quarter of 2009 primarily due to the following factors:

•

Sales mix shifts reduced gross margin by a net 10 basis points as benefits from our continued efforts to broaden the assortment and strengthen the in-stock positions of laminates and moldings and accessories were more than offset by increases in the sales mix of lower gross margin liquidation deals, domestic hardwoods at the entry level retail price point and promotional pricing of certain Bellawood and handscraped products.

•

We continued increasing our market share in certain key product categories with lower than average retail price points, such as laminates, and consumers continued to generally prefer the premium products within those product categories.

•	Moldings and accessories continued to benefit from a strengthened in-stock position, and these product lines generally carry a gross margin higher than our average.

•

We believe consumer demand for hardwood, which generally carries higher than average retail price points, has been adversely impacted by the difficult economy since the second half of 2008. In the first quarter, we began to see early indicators of consumer interest for our hardwood products, including the Bellawood and handscraped lines, and we sought to support that interest through short-term but widely promoted retail price reductions for selected products. These efforts were successful in generating incremental consumer traffic, and ultimately net sales, though these products generally carry gross margins at or below our average.

•

Liquidation deals present promotional opportunities to also generate incremental consumer traffic, a portion of which we believe converts to sales of our proprietary products. Though the gross margin may vary widely by individual deal, in comparing the first quarters of 2010 and 2009, the sales mix of liquidation deals in aggregate was slightly higher in 2010, and the mix of products sold at a lower than average gross margin was greater in 2010.

•

Increased product costs, including transportation costs and finishing costs, reduced gross margin by approximately 50 basis points. In transportation, the continued benefit of lower international container rates and initial benefits of the China consolidation center were more than offset by greater domestic transportation costs. Transportation costs of moving our products from our warehouse in Toano to the store locations are charged to cost of sales as incurred. These costs increased due to both a per mile increase, primarily due to increases in fuel surcharges, and an increase in the number of miles driven, primarily due to a greater number of units shipped. This increase in units shipped primarily resulted from a combination of our initiative to strengthen in-store inventory positions in certain of our top selling products, our earlier seasonal inventory build and our increase in sales volume. Our increase in total unit sales volume was greater than our increase in net sales. Finally, as we continued to expand and regionalize our assortment of Bellawood products, finishing costs per square foot increased due to greater demand for products which are less efficient to finish.

Operating Income and Operating Margin

	For the three months ended March 31,
	2010	2009
	(dollars in thousands)
Gross Profit	$53,504	$44,562
Selling, General and Administrative (“SG&A”) Expenses	42,213	36,295

Operating Income	$11,291	$8,267
Operating Margin	7.5%	6.7%

Operating income for the three months ended March 31, 2010 increased $3.0 million, or 36.6%, over the first quarter of 2009 as the $8.9 million increase in gross profit discussed above was offset by a $5.9 million increase in SG&A expenses. The increase in SG&A expenses was principally due to the following factors:

•

Salaries, commissions and benefits for the first quarter of 2010 increased $3.6 million, or 27.2%, in comparison to the first quarter of 2009. As a percentage of net sales, salaries, commissions and benefits increased to 11.3% for the three months ended March 31, 2010 from 10.8% for the three months ended March 31, 2009. The increase in salaries, commissions and benefits was primarily due to:

•

The 37 new stores opened subsequent to March 31, 2009, including 11 in the first quarter of 2010, as well as expansion of our regional store management and increases in certain store-level sales incentives in aggregate contributed approximately $2.1 million in comparing the three months ended March 31, 2010 and 2009.

•

Continued investment in our corporate store-support infrastructure, primarily non-executive levels across most functional areas, and bonus accruals added approximately $0.7 million in comparing the three months ended March 31, 2010 and 2009.

•

Increased sales volume, our commitment to inventory and an earlier seasonal build increased warehouse support approximately $0.8 million in comparing the first quarter of 2010 to the comparable 2009 period.

•

Advertising expenses increased $0.6 million, or 5.1%, over last year’s first quarter, but decreased as a percentage of net sales to 8.4% from 9.7%. We continued to leverage our national advertising campaigns over a larger store base and enhance the efficiencies within our spend in certain direct sales generation programs, principally direct mail, television and internet.

•

Occupancy costs for the first quarter of 2010 increased $0.9 million in comparison to the first quarter of 2009, but remained at a constant 3.5% of net sales. The increase in occupancy costs was primarily due to the 37 stores opened between March 31, 2009 and March 31, 2010.

•	Stock-based compensation expense decreased $0.1 million to $0.7 million in the first quarter of 2010, from $0.8 million in the first quarter of 2009.

•

Depreciation and amortization was $1.2 million for both the three months ended March 31, 2010 and 2009. As a percentage of net sales, depreciation and amortization was 0.8% and 0.9% in the three months ended March 31, 2010 and 2009, respectively.

•

Other SG&A expenses increased $0.8 million, or 18.3%, over last year’s first quarter, and decreased as a percentage of net sales to 3.6% from 3.7%. The decrease as a percentage of net sales was primarily due to lower legal and professional fees and certain other expenses.

Provision for Income Taxes

	For the three months ended March 31,
	2010	2009
	(dollars in thousands)
Provision for income taxes	$4,416	$3,296
Effective tax rate	38.8%	39.3%

The effective tax rate was 38.8% for the first quarter of 2010 and 39.3% for the first quarter of 2009. The first quarter 2010 decrease in our effective tax rate was primarily a result of lower state income taxes.

Net Income

	For the three months ended March 31,
	2010	2009
	(dollars in thousands)
Net Income	$6,968	$5,093
As a percentage of net sales	4.6%	4.1%

Net income increased 36.8% for the three months ended March 31, 2010, in comparison to the three months ended March 31, 2009.

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

Liquidity and Capital Resources

Our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Our principal sources of liquidity are $50.7 million of cash and cash equivalents at March 31, 2010, our cash flow from operations, and our $25.0 million of availability under a revolving credit facility. We expect to use this liquidity for general corporate purposes, including providing additional long-term capital to support the growth of our business (primarily through opening new stores) and maintaining our existing stores. We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

In 2010, we expect capital expenditures to total between $17 million and $21 million. In addition to general capital requirements, we intend to:

•	open between 36 and 40 new store locations;

•	enhance our information technology systems through an integrated solution to benefit management reporting and planning, business continuity and disaster recovery, and overall system security;

•	continue remodeling existing store showrooms to enhance consistency in presentation;

•	expand into the Canadian market; and

•	make improvements to our Corporate Headquarters in Toano, Virginia.

Cash and Cash Equivalents

During the three months ended March 31, 2010, cash and cash equivalents increased $15.0 million to $50.7 million. The increase of cash and cash equivalents was due to $17.9 million of net cash provided by operating activities, which was partially offset by the use of $3.6 million to purchase property and equipment.

During the three months ended March 31, 2009, cash and cash equivalents increased $11.0 million to $46.1 million. The increase of cash and cash equivalents was due to $12.3 million of net cash provided by operating activities, which was partially offset by the use of $1.3 million to purchase property and equipment.

Merchandise Inventories

Merchandise inventories at March 31, 2010 decreased $2.3 million from December 31, 2009, as a decrease in inbound in-transit inventory of $9.0 million more than offset an increase in available for sale inventory of $6.7 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received the products at our central distribution center in Toano, Virginia, at an individual store location, or in another facility where we control and monitor inspection, including the China consolidation center. Merchandise inventories at year-end 2009 and at March 31, 2010 have been impacted by two primary factors: a build in preparation for the annual interruption in merchandise flow from Asia due to the Chinese New Year and the launch of our “never out of stock” program in the fourth quarter of 2009.

Merchandise inventories and available inventory per store in operation were as follows:

	As of March 31, 2010	As of December 31, 2009	As of March 31, 2009
	(in thousands)
Inventory – Available for Sale	$116,095	$109,369	$84,078
Inventory – Inbound In-Transit	14,954	23,973	22,429

Total Merchandise Inventories	$131,049	$133,342	$106,507

Available Inventory Per Store	$589	$588	$525

Inbound in-transit inventory at March 31, 2010 was lower than year-end 2009 due to the earlier seasonal build. The March 31, 2009 inbound in-transit total of $22.4 million represented an increase from the $13.2 million at December 31, 2008. Available inventory per store at March 31, 2010, although slightly higher than the December 31, 2009 amount, is expected to fall after the spring selling season, but generally remain higher than 2009 levels as a result of our “never out of stock” program.

Cash Flows

Operating Activities. Net cash provided by operating activities was $17.9 million for the three months ended March 31, 2010 and $12.3 million for the three months ended March 31, 2009. Net cash provided by operating activities increased due primarily to more profitable operations, a reduction in the build of merchandise inventories and related accounts payable, and the timing of changes in certain other assets and liabilities.

Investing Activities. Net cash used in investing activities was $3.6 million for the three months ended March 31, 2010 and $1.3 million for the three months ended March 31, 2009. Net cash used in investing activities during the first quarter of 2010 included $1.7 million in capital purchases of computer software relating to our integrated information technology solution, capital purchases of store fixtures, equipment and leasehold improvements for 11 new stores, and certain leasehold improvements in our Corporate Headquarters. Net cash used in investing activities during the first quarter of 2009 primarily related to capital purchases of store fixtures, equipment and leasehold improvements for the 10 new stores, and routine purchases of computer hardware and software.

Our expansion into Canada is expected to increase our 2010 capital expenditures by approximately $2.0 million to $3.0 million, including capital purchases of store fixtures, equipment and leasehold improvements for new store locations, certain store support infrastructure and an integrated technology solution. We currently anticipate the first store opening in Canada in the fourth quarter of 2010.

In 2009, we signed a software license agreement with SAP Retail, Inc. (“SAP”) for a broad scope of SAP retail software products. We intend to utilize SAP’s “Best Practices” approach to implement an integrated business solution in multiple phases beginning no earlier than the second half of 2010. We estimate capital expenditures for the project, including implementation, to total approximately $10.0 million to $11.0 million by the end of 2010, and through March 31, 2010, we had capitalized approximately $6.9 million in total expenditures related to this initiative.

Financing Activities. Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2010, primarily attributable to proceeds from the exercise of stock options. Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or other financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our critical accounting policies and estimates since our last annual report on Form 10-K for the year ended December 31, 2009.

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

We also are, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, while the outcome of any such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. There have been no material changes to those risk factors since we filed our fiscal 2009 annual report on Form 10-K. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the exhibit index following the signature page are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: April 28, 2010	By:	/s/ Daniel E. Terrell
Daniel E. Terrell

Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002