Form 10-Q
period 2010-06-30
Lumber Liquidators Holdings, Inc.
filed 2010-08-04
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 2, 2010, there were 27,419,674 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2010

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets

Current Assets:
Cash and Cash Equivalents	$42,169	$35,675
Merchandise Inventories	143,146	133,342
Prepaid Expenses	6,532	5,988
Other Current Assets	5,615	4,356

Total Current Assets	197,462	179,361
Property and Equipment, net	26,909	20,491
Deferred Income Taxes	2,103	2,002
Other Assets	3,997	4,026

Total Assets	$230,471	$205,880

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable	$33,542	$32,608
Customer Deposits and Store Credits	13,857	9,805
Accrued Compensation	2,651	4,512
Sales and Income Tax Liabilities	3,246	2,770
Other Current Liabilities	6,431	5,566

Total Current Liabilities	59,727	55,261

Deferred Rent	2,422	2,185

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 27,419,674 and 27,234,222 outstanding, respectively)	27	27
Additional Capital	98,553	94,726
Retained Earnings	69,742	53,681

Total Stockholders’ Equity	168,322	148,434

Total Liabilities and Stockholders’ Equity	$230,471	$205,880

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Sales	$168,674	$143,116	$319,869	$266,968
Cost of Sales	110,134	92,538	207,825	171,828

Gross Profit	58,540	50,578	112,044	95,140

Selling, General and Administrative Expenses	43,863	39,247	86,076	75,542

Operating Income	14,677	11,331	25,968	19,598

Interest and Other Income, net	(135)	(150)	(228)	(272)

Income Before Income Taxes	14,812	11,481	26,196	19,870

Provision for Income Taxes	5,719	4,542	10,135	7,838

Net Income	$9,093	$6,939	$16,061	$12,032

Net Income per Common Share—Basic	$0.33	$0.26	$0.59	$0.45

Net Income per Common Share—Diluted	$0.32	$0.25	$0.57	$0.44

Weighted Average Common Shares Outstanding:
Basic	27,385,644	26,863,599	27,334,753	26,830,575
Diluted	28,292,014	27,534,297	28,236,422	27,355,657

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities:
Net Income	$16,061	$12,032
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,580	2,341
Stock-Based Compensation Expense	1,532	1,651
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(9,804)	(18,044)
Accounts Payable	365	6,623
Customer Deposits and Store Credits	4,052	3,370
Prepaid Expenses and Other Current Assets	(1,803)	1,152
Other Assets and Liabilities	(390)	1,510

Net Cash Provided by Operating Activities	12,593	10,635

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(8,394)	(3,099)

Net Cash Used in Investing Activities	(8,394)	(3,099)

Cash Flows from Financing Activities:
Proceeds from the Exercise of Stock Options	1,321	663
Excess Tax Benefits on Stock Option Exercises	1,107	—
Common Stock Purchased Pursuant to Equity Compensation Plans	(133)	(32)
Other	—	(1)

Net Cash Provided by Financing Activities	2,295	630

Net Increase in Cash and Cash Equivalents	6,494	8,166
Cash and Cash Equivalents, Beginning of Period	35,675	35,139

Cash and Cash Equivalents, End of Period	$42,169	$43,305

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature and Organization of Business

Lumber Liquidators Holdings, Inc. and its subsidiaries (the “Company”) is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay and adhesives. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 203 store locations in primary or secondary metropolitan areas in 46 states. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both the call center in Toano, Virginia, and the website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing line in Toano, Virginia, which along with the call center, corporate offices, and distribution center, represent the “Corporate Headquarters.”

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

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, notes receivable, accounts payable and other liabilities approximate fair value because of the short-term nature of these items. Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board ASC 820 fair value hierarchy. The Company had cash equivalents of $20,038 at June 30, 2010 and $27,022 at December 31, 2009.

NOTE 2.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income	$9,093	$6,939	$16,061	$12,032

Weighted Average Common Shares Outstanding—Basic	27,385,644	26,863,599	27,334,753	26,830,575
Effect of Dilutive Securities:
Common Stock Equivalents	906,370	670,698	901,669	525,082

Weighted Average Common Shares Outstanding—Diluted	28,292,014	27,534,297	28,236,422	27,355,657

Net Income per Common Share—Basic	$0.33	$0.26	$0.59	$0.45

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income per Common Share—Diluted	$0.32	$0.25	$0.57	$0.44

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock Options	249,437	306,433	249,437	306,433

NOTE 3.	RELATED PARTY TRANSACTIONS

As of June 30, 2010, the Company leased the Corporate Headquarters and 25 of its store locations from ANO LLC, a company that is wholly owned by the Company’s founder and current chairman of the Board (the “Founder”). The Company also leased one store location from Wood on Wood Road, Inc. and one store location from BMT Holdings, LLC. Wood on Wood Road, Inc. is wholly owned by the Founder, and 50% of the membership interest of BMT Holdings, LLC is owned by the Founder. Rental expense related to these companies for the three and six months ended June 30, 2010 was $674 and $1,318, respectively. Rental expense related to these companies for the three and six months ended June 30, 2009 was $639 and $1,272, respectively.

NOTE 4.	COMMITMENTS AND CONTINGENCIES

On September 3, 2009, a former store manager and a current assistant store manager at the time (together, the “Plaintiffs”) filed a putative class action suit against Lumber Liquidators, Inc. (“LLI”) in the Superior Court of California in and for the County of Alameda. The Plaintiffs allege that with regard to certain groups of current and former employees in LLI’s California stores, LLI violated California law by failing to calculate and pay overtime wages properly, provide meal breaks, compensate for unused vacation time, reimburse for certain expenses and maintain required employment records. The Plaintiffs also claim that LLI did not calculate and pay overtime wages properly for certain of LLI’s non-exempt employees, both in and out of California, in violation of federal law. In their suit, the Plaintiffs seek compensatory damages, certain statutory penalties, costs, attorney’s fees and injunctive relief. LLI removed the case to the United States District Court for the Northern District of California. No class has been certified with regard to any of the alleged causes of action. LLI is vigorously defending the claims in this suit including class certification. While there is a reasonable possibility that a material loss may be incurred, the Company cannot estimate the loss or range of loss, if any, to the Company at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to matters such as sales growth, comparable store net sales, impact of cannibalization, price changes, earnings performance, stock-based compensation expense, margins, return on invested capital, strategic direction, the demand for our products, and store openings. We have used words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed in this report and in our other reports filed with the SEC, including the Item 1A, “Risk Factors,” section of the Form 10-K for the year ended December 31, 2009.

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

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States, based on industry sources and our experience. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. As of June 30, 2010, we sold our products through 203 Lumber Liquidators stores in 46 states, a call center, websites and catalogs.

2010 Highlights

Net Sales and Consumer Traffic Increases. Net sales for the second quarter of 2010 increased 17.9% over the second quarter of 2009, and for the six months ended June 30, 2010, net sales increased 19.8% over the six months ended June 30, 2009. We believe the primary drivers of our increases in net sales have been our new store growth and greater recognition of our value proposition, increasing the number of customers served in our comparable stores1 , partially offset by decreases in our average sale2 . We believe the decrease in our average sale is a result of consumer demand continuing to shift our mix of products sold, or sales mix, to certain key product lines which generally have a lower than average retail price per unit. We believe we have grown our market share in these product lines. In both the three and six months ended June 30, 2010, we also drove incremental traffic through promotional pricing of selected hardwood products, as well as a broadened assortment of hardwoods at entry level retail price points. Further, we conduct our broadest chain-wide “sale” each April, historically featuring liquidation deals and odd-lots, but more recently including promotional pricing on selected hardwood products, including those within the Bellawood and handscraped categories. Our net sales for the event increased significantly, strengthened by net sales of hardwoods.

[1]	We generally consider a store comparable on the first day of the thirteenth full calendar month after opening.
[2]	Average sale is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).

Changes to comparable prior year results were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	increase (decrease)
Comparable Stores:
Net sales	5.5%	(1.8)%	6.7%	(3.7)%
Customers invoiced[1]	7.0%	13.6%	13.1%	8.5%

Average sale[2]	(1.4)%	(13.5)%	(5.7)%	(11.2)%
Average retail price per unit sold[3]	(3.0)%	(12.3)%	(6.9)%	(10.4)%

[1]	Approximated by applying our average sale to total net sales at comparable stores
[2]	Average sale is calculated on a total company basis
[3]	Average retail price per unit sold is calculated on a total company basis and excludes certain service revenue

Operating Margin Expansion. Operating margin expanded 80 basis points in comparing each of the three and six months ended June 30, 2010 to the comparable 2009 periods. This expansion is primarily a result of selling, general and administrative (“SG&A”) expense leverage of 140 basis points, partially offset by a reduction in gross margin of 60 basis points, in comparing each of the three and six month periods ended June 30, 2010 to 2009. The SG&A leverage resulted primarily from a 135 basis points decrease in advertising expenses as a percentage of net sales in comparing each of the three and six months periods ended June 30, 2010 to 2009. Our marketing and branding campaigns are strategically important to our successful operations and growth, and we believe our investment in these advertising programs is generally greater as a percentage of net sales than most of our competitors. In comparing both the three and six month periods ended June 30, 2010 to 2009, we increased the advertising spend in our most effective channels, including direct sales generation programs, internet search and social media, and reduced the spend in less effective channels including certain endorsements, newspaper and other print. Our gross margin decrease was primarily due to greater use of promotional pricing to drive consumer traffic increases and generally higher transportation costs.

Growth in Our Store Base. New store locations continue to drive our net sales growth. In the first six months of 2010, we opened 17 new stores, 10 of which were in new markets. Of the 18 new stores opened in the first six months of 2009, 14 were in new markets. In the second half of 2010, we now expect to open between 19 and 23 new store locations, including our first locations in Canada in the fourth quarter. For the full year 2009, we opened 36 new stores, including 24 in new markets. We have opened 68 of our 203 store locations in the 24 months after June 30, 2008, and our recent store opening activity is as follows:

	2010	2009
Number of stores at January 1	186	150
New stores opened during the first quarter	11	10

Number of stores at March 31	197	160
New stores opened during the second quarter	6	8

Number of stores at June 30	203	168

Our Market. The wood flooring market for homeowners is highly fragmented and dependent on home-related discretionary spending, which is impacted by a number of complex economic and demographic factors that may vary locally, regionally and nationally. We are impacted by, among other things, home remodeling activity, employment levels, housing turnover, real estate prices, new housing starts, consumer confidence, credit availability and the general health of consumer discretionary spending. Many of the economic indicators associated with the wood flooring market and generally associated with consumer discretionary spending were weak throughout 2009, though slowly stabilizing and strengthening during the year, a process that continued during the first half of 2010. We believe that, while the wood flooring market is likely to remain in a weakened state relative to historical metrics, the slow and gradual strengthening of economic indicators will generally continue throughout the year, though periodically impacted by event-driven shifts in demand. We believe the number of retailers serving the homeowner-based segment of the wood flooring market will continue to decline and present an opportunity for market share growth, primarily through store base expansion.

Results of Operations

Net Sales

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net sales	$168,674	$143,116	$319,869	$266,968
Percentage increase	17.9%	11.8%	19.8%	10.1%
Comparable store net sales increase (decrease)	5.5%	(1.8)%	6.7%	(3.7)%

Net sales for the second quarter of 2010 increased $25.6 million over the second quarter of 2009 as a result of a $7.9 million increase in comparable store net sales and an increase of $17.7 million in non-comparable store net sales. Net sales for the six months ended June 30, 2010 increased $52.9 million over the same prior year period as a result of a $17.8 million increase in comparable store net sales and an increase of $35.1 million in non-comparable store net sales. In addition to the consumer traffic increases discussed in “Highlights”, our net sales have been impacted by the following factors:

•

Net sales benefited from more consistent in-stock positions of certain key product lines, such as laminates, moldings and accessories. These product lines are included within our “never out of stock” program through which we have strengthened our in-stock commitment to our top selling products by region across all product lines. Our sales mix of moldings and accessories increased to 13.9% and 13.6% of total net sales in the three and six months ended June 30, 2010, respectively, from 12.4% and 12.0% in the three and six months ended June 30, 2009, respectively.

•

Increases in comparable store net sales also resulted from the continued maturation of our store base, as the number of stores in operation for 13 to 36 months increased, and net sales at stores open for 13 to 36 months tend to increase at a greater rate than net sales at our more mature stores.

Gross Profit and Gross Margin

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net Sales	$168,674	$143,116	$319,869	$266,968
Cost of Sales	110,134	92,538	207,825	171,828

Gross Profit	$58,540	$50,578	$112,044	$95,140
Gross Margin	34.7%	35.3%	35.0%	35.6%

Gross profit increased $8.0 million and $16.9 million, or 15.7% and 17.8%, for the three and six month periods ended June 30, 2010, respectively, from the comparable prior year periods. The gross margin decline in comparing the three and six months ended June 30, 2010, to those ended June 30, 2009, was primarily due to the following factors:

•

In aggregate, sales mix shifts were neutral to gross margin in comparing the three months ended June 30, 2010 and 2009 and slightly reduced gross margin in comparing the six months ended June 30, 2010 and 2009, as follows:

•

Gross margin benefited from our continued efforts to broaden the assortment and strengthen the in-stock positions of moldings and accessories, as well as laminates and certain engineered hardwoods, particularly the premium products. These product lines generally carry a higher than average gross margin.

•

Gross margin was adversely impacted by the promotional pricing of certain solid hardwoods, including our Bellawood, handscraped and unfinished product lines. In aggregate, hardwood product lines generally carry a lower than average gross margin. In addition, gross margin was adversely impacted by our broadened assortment of hardwoods at entry level retail price points. The success of our 2010 April sale in comparison to 2009 adversely impacted gross margin by approximately 20 to 25 basis points due to higher sales of hardwoods at promotional prices and at entry level retail price points.

•

Liquidation deals, used as promotional opportunities to generate incremental traffic, have generally yielded lower gross margins in 2010 than in 2009, and in each year, those gross margins have been lower than average.

•

Increased product costs, primarily transportation costs and certain finishing costs, reduced gross margin by approximately 60 basis points in comparing both the three months and six months ended June 30, 2010 to the comparable 2009 periods. The increase in product costs resulted primarily from the following factors:

•

Inbound transportation costs per unit have generally been lower in 2010 than in 2009, though that benefit was greater in comparing the six months ended June 30, 2010 to 2009 than in comparing the three months then ended. International container rates, included in the unit cost of a product, had been generally lower in the fourth quarter of 2009 and in the first quarter of 2010 in comparison to the periods twelve months earlier. Given our inventory turn, inbound transportation costs included in the unit cost of a product impact gross margin approximately three to six months after they are incurred. Inbound transportation costs in 2010 also benefited from the September 2009 implementation of our efforts to mix containers in China for direct to store delivery.

•

Transportation costs of moving our products from our warehouse in Toano to the store locations, between store locations, and to the customer from our store locations are charged to cost of sales as incurred. These costs increased due to both a per mile increase, primarily due to increases in fuel surcharges, and an increase in the number of miles driven, primarily due to a greater number of units shipped. This increase in units shipped primarily resulted from a combination of our increase in sales volume, including the sales mix shift to a lower average retail price, and generally higher in-store average inventory levels due to our commitment to consistent in-stock positions.

•

Our efforts to expand and regionalize our assortment of Bellawood products resulted in 2010 per unit finishing costs generally higher than those in 2009, primarily due to greater demand for products which are less efficient to finish.

Operating Income and Operating Margin

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Gross Profit	$58,540	$50,578	$112,044	$95,140
SG&A Expenses	43,863	39,247	86,076	75,542

Operating Income	$14,677	$11,331	$25,968	$19,598
Operating Margin	8.7%	7.9%	8.1%	7.3%

Operating income for the second quarter ended June 30, 2010 increased $3.3 million, or 29.5%, over the second quarter of 2009 as the $8.0 million increase in gross profit discussed above was partially offset by a $4.6 million increase in SG&A expenses. Operating income for the six months ended June 30, 2010 increased $6.4 million, or 32.5%, over the same period in 2009 as the $16.9 million increase in gross profit discussed above was primarily offset by a $10.5 million increase in SG&A expenses. The increases in SG&A expenses were principally due to the following factors:

•

Salaries, commissions and benefits increased $3.1 million and $6.7 million for the three and six months ended June 30, 2010, respectively, from the comparable prior year periods. As a percentage of net sales, salaries, commissions and benefits increased to 10.4% and 10.8% for the three and six months ended June 30, 2010, respectively, from 10.2% and 10.5% for the three and six months ended June 30, 2009, respectively.

•

Store salaries, commissions and benefits expense increased approximately $2.3 million in comparing the three months ended June 30, 2010 and 2009, and increased $4.4 million in comparing the six months, primarily due to the 35 new stores opened subsequent to June 30, 2009 and increases in certain store-level incentives.

•

Our corporate store-support infrastructure, including bonus accruals, decreased approximately $0.2 million in comparing the second quarter of 2010 to 2009 and increased approximately $0.5 million in comparing the six months ended June 30, 2010 to 2009.

•

Labor costs for our distribution, warehousing and finishing functions increased approximately $1.0 million and $1.8 million in comparing the three and six months ended June 30, 2010 and 2009, respectively, due primarily to increased sales volume and our commitment to maintain higher in-stock positions of merchandise inventories.

•

Advertising expenses increased $0.1 million to $13.2 million, or 7.8% of net sales, for the three months ended June 30, 2010, from $13.1 million, or 9.2% of net sales, for the comparable prior year period. For the six months ended June 30, 2010, advertising expenses increased $0.7 million to $25.8 million, or 8.1% of net sales, down from 9.4% of net sales for the six months ended June 30, 2009. While our advertising spend has historically featured national campaigns, we have more recently emphasized flexibility in message and media to optimize our spend within a changing marketplace, expanding localized and targeted programs. As a result of our continued investment in enhancing the effectiveness of our campaigns coupled with the growth in our store base, particularly in existing markets, we have continued to reduce advertising expenses as a percentage of net sales.

•

Occupancy costs increased $1.1 million to $5.4 million, or 3.2% of net sales, in the three months ended June 30, 2010, from $4.4 million, or 3.0% of net sales in the second quarter of 2009. For the six months ended June 30, 2010, occupancy costs increased $2.0 million to $10.7 million, or 3.4% of net sales, from $8.7 million, or 3.3% of net sales, for the first six months of 2009. These increases were primarily due to the 35 stores opened between June 30, 2009 and June 30, 2010.

•

Depreciation and amortization expenses were $1.3 million and $2.4 million in the three and six months ended June 30, 2010, respectively. As a percentage of net sales, depreciation and amortization expenses were 0.7% and 0.8% in the three and six months ended June 30, 2010, respectively, and 0.8% and 0.9% in the three and six months ended June 30, 2009, respectively.

•	Stock-based compensation expense was 0.5% of net sales for both the three and six months ended June 30, 2010, compared to 0.6% of net sales for the comparable periods in the prior year.

•

Other SG&A expenses increased $0.4 million and $1.2 million for the three and six months ended June 30, 2010, respectively, from the comparable prior year periods. As a percentage of net sales, these expenses were 3.3% and 3.4% in the three and six months ended June 30, 2010, respectively, and 3.7% for both the three and six months ended June 30, 2009. The decrease as a percentage of net sales was primarily due to lower legal and professional fees and certain other expenses.

Provision for Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Provision for income taxes	$5,719	$4,542	$10,135	$7,838
Effective tax rate	38.6%	39.6%	38.7%	39.4%

The effective income tax rate decreases in comparing 2010 to 2009 are primarily due to lower state income taxes.

Net Income

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net Income	$9,093	$6,939	$16,061	$12,032
As a percentage of net sales	5.4%	4.8%	5.0%	4.5%

Net income increased 31.0% comparing the second quarter of 2010 to 2009, and increased 33.5% comparing the six months ended June 30, 2010 to the six months ended June 30, 2009.

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

Liquidity and Capital Resources

Our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Our principal sources of liquidity are $42.2 million of cash and cash equivalents at June 30, 2010, our cash flow from operations, and our $25.0 million of availability under a revolving credit facility. We expect to use this liquidity for general corporate purposes, including providing additional long-term capital to support the growth of our business (primarily through opening new stores) and maintaining our existing stores. We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

In 2010, we expect capital expenditures to total between $17 million and $21 million, including approximately $2.0 million to $3.0 million for our expansion into Canada. In addition to general capital requirements, we intend to:

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

Cash and Cash Equivalents

During the first six months of 2010, cash and cash equivalents increased $6.5 million to $42.2 million. The increase of cash and cash equivalents was primarily due to $12.6 million of net cash provided by operating activities and $1.3 million in proceeds from the exercise of stock options, partially offset by the use of $8.4 million to purchase property and equipment.

During the first six months of 2009, cash and cash equivalents increased $8.2 million to $43.3 million. The increase of cash and cash equivalents was primarily due to $10.6 million of net cash provided by operating activities and $0.7 million in proceeds from the exercise of stock options, partially offset by the use of $3.1 million to purchase property and equipment.

Merchandise Inventories

Merchandise inventories at June 30, 2010 increased $9.8 million from December 31, 2009, as an increase in available for sale inventory of $9.3 million combined with a slight increase in inbound in-transit inventory of $0.5 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received the products at our central distribution center in Toano, Virginia, at an individual store location, or in another facility where we control and monitor inspection, including the China consolidation center.

Merchandise inventories and available inventory per store in operation were as follows:

	As of June 30, 2010	As of December 31, 2009	As of June 30, 2009
		(in thousands)
Inventory – Available for Sale	$118,637	$109,369	$94,895
Inventory – Inbound In-Transit	24,509	23,973	11,880

Total Merchandise Inventories	$143,146	$133,342	$106,775

Available Inventory Per Store	$584	$588	$565

Available inventory per store at June 30, 2010 is higher than June 30, 2009 primarily due to our “never out of stock” program. We expect to maintain generally higher in-store inventory levels in the second half of 2010 compared to 2009 due to this program as well as a build in third quarter “safety stock” prior to the implementation of our integrated business solution discussed below.

Cash Flows

Operating Activities. Net cash provided by operating activities was $12.6 million for the six months ended June 30, 2010, and $10.6 million for the six months ended June 30, 2009. Net cash provided by operating activities increased due primarily to more profitable operations and a reduction in the build of merchandise inventories, partially offset by the timing of changes in certain other assets and liabilities.

Investing Activities. Net cash used in investing activities was $8.4 million for the six months ended June 30, 2010 and $3.1 million for the six months ended June 30, 2009. Net cash used in investing activities for the first six months of 2010 included $4.6 million related to our integrated business solution, of which $2.9 million was capitalized in the second quarter of 2010. In addition, net cash used in investing activities during the first half of both 2010 and 2009 included capital purchases of store fixtures, equipment and leasehold improvements for the new stores opened in the first six months, routine capital purchases of computer hardware and software, and certain leasehold improvements in our Corporate Headquarters.

In 2009, we signed a software license agreement with SAP Retail, Inc. (“SAP”) for a broad scope of SAP retail software products. We are utilizing SAP’s “Best Practices” approach to implement an integrated business solution in multiple phases beginning in the third quarter of 2010. Our planned third quarter 2010 implementation includes point-of-sale, warehouse management, merchandising, product allocation and related systems. We estimate capital expenditures for the project, including implementation, to total approximately $10.0 million to $11.0 million by the end of 2010, and through June 30, 2010, we had capitalized approximately $9.1 million in total expenditures related to this initiative.

Financing Activities. Net cash provided by financing activities was $2.3 million for the six months ended June 30, 2010 and $0.6 million for the six months ended June 30, 2009, primarily attributable to proceeds from the exercise of stock options.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On September 3, 2009, a former store manager and a current assistant store manager at the time (together, the “Plaintiffs”) filed a putative class action suit against LLI in the Superior Court of California in and for the County of Alameda. The Plaintiffs allege that with regard to certain groups of current and former employees in LLI’s California stores, LLI violated California law by failing to calculate and pay overtime wages properly, provide meal breaks, compensate for unused vacation time, reimburse for certain expenses and maintain required employment records. The Plaintiffs also claim that LLI did not calculate and pay overtime wages properly for certain of LLI’s non-exempt employees, both in and out of California, in violation of federal law. In their suit, the Plaintiffs seek compensatory damages, certain statutory penalties, costs, attorney’s fees and injunctive relief. LLI removed the case to the United States District Court for the Northern District of California. No class has been certified with regard to any of the alleged causes of action. LLI is vigorously defending the claims in this suit including class certification. While there is a reasonable possibility that a material loss may be incurred, we cannot estimate the loss or range of loss, if any, to us at this time.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: August 4, 2010	By:	/s/ Daniel E. Terrell
Daniel E. Terrell

Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002