Form 10-Q
period 2010-09-30
Lumber Liquidators Holdings, Inc.
filed 2010-11-09
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 8, 2010, there were 27,424,089 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2010

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$26,787	$35,675
Merchandise Inventories	156,963	133,342
Prepaid Expenses	4,862	5,988
Other Current Assets	7,254	4,356

Total Current Assets	195,866	179,361
Property and Equipment, net	32,454	20,491
Deferred Income Taxes	1,654	2,002
Other Assets	4,524	4,026

Total Assets	$234,498	$205,880

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$23,248	$32,608
Customer Deposits and Store Credits	21,308	9,805
Accrued Compensation	2,996	4,512
Sales and Income Tax Liabilities	3,066	2,770
Other Current Liabilities	7,955	5,566

Total Current Liabilities	58,573	55,261

Deferred Rent	2,508	2,185

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 27,421,589 and 27,234,222 outstanding, respectively)	27	27
Additional Capital	99,364	94,726
Retained Earnings	74,026	53,681

Total Stockholders’ Equity	173,417	148,434

Total Liabilities and Stockholders’ Equity	$234,498	$205,880

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Sales	$147,192	$140,520	$467,061	$407,488
Cost of Sales	95,431	89,336	303,256	261,164

Gross Profit	51,761	51,184	163,805	146,324

Selling, General and Administrative Expenses	44,909	38,727	130,985	114,269

Operating Income	6,852	12,457	32,820	32,055

Interest and Other Income, net	(143)	(116)	(371)	(388)

Income Before Income Taxes	6,995	12,573	33,191	32,443

Provision for Income Taxes	2,711	4,812	12,846	12,649

Net Income	$4,284	$7,761	$20,345	$19,794

Net Income per Common Share—Basic	$0.16	$0.29	$0.74	$0.74

Net Income per Common Share—Diluted	$0.15	$0.28	$0.72	$0.72

Weighted Average Common Shares Outstanding:
Basic	27,420,415	27,053,067	27,363,621	26,905,554
Diluted	28,234,339	27,892,790	28,236,042	27,535,516

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash Flows from Operating Activities:
Net Income	$20,345	$19,794
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,993	3,470
Stock-Based Compensation Expense	2,355	2,298
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(23,621)	(15,326)
Accounts Payable	(11,135)	10,448
Customer Deposits and Store Credits	11,503	1,739
Prepaid Expenses and Other Current Assets	(1,671)	1,468
Other Assets and Liabilities	1,188	2,557

Net Cash Provided by Operating Activities	2,957	26,448

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(14,127)	(8,131)

Net Cash Used in Investing Activities	(14,127)	(8,131)

Cash Flows from Financing Activities:
Proceeds from the Exercise of Stock Options	1,321	2,593
Excess Tax Benefits on Stock Option Exercises	1,110	743
Common Stock Purchased Pursuant to Equity Compensation Plans	(149)	(39)
Other	—	(1)

Net Cash Provided by Financing Activities	2,282	3,296

Net (Decrease) Increase in Cash and Cash Equivalents	(8,888)	21,613
Cash and Cash Equivalents, Beginning of Period	35,675	35,139

Cash and Cash Equivalents, End of Period	$26,787	$56,752

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature and Organization of Business

Lumber Liquidators Holdings, Inc. and its subsidiaries (the “Company”) is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay and adhesives. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 213 store locations in primary or secondary metropolitan areas in 46 states. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both the call center in Toano, Virginia, and the website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing line in Toano, Virginia, which along with the call center, corporate offices, and distribution center, represent the “Corporate Headquarters.”

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

Results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, notes receivable, accounts payable and other liabilities approximate fair value because of the short-term nature of these items. Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board ASC 820 fair value hierarchy. The Company had cash equivalents of $11,045 at September 30, 2010 and $27,022 at December 31, 2009.

NOTE 2.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income	$4,284	$7,761	$20,345	$19,794

Weighted Average Common Shares Outstanding—Basic	27,420,415	27,053,067	27,363,621	26,905,554
Effect of Dilutive Securities:
Common Stock Equivalents	813,924	839,723	872,421	629,962

Weighted Average Common Shares Outstanding—Diluted	28,234,339	27,892,790	28,236,042	27,535,516

Net Income per Common Share—Basic	$0.16	$0.29	$0.74	$0.74

Net Income per Common Share—Diluted	$0.15	$0.28	$0.72	$0.72

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock Options	287,017	12,864	287,017	12,864
Restricted Stock Awards	1,885	6,110	1,885	6,110

NOTE 3.	RELATED PARTY TRANSACTIONS

As of September 30, 2010, the Company leased the Corporate Headquarters and 25 of its store locations from ANO LLC, a company that is wholly owned by the Company’s founder and current chairman of the Board (the “Founder”). The Company also leased one store location from Wood on Wood Road, Inc. and one store location from BMT Holdings, LLC. Wood on Wood Road, Inc. is wholly owned by the Founder, and 50% of the membership interest of BMT Holdings, LLC is owned by the Founder. Rental expense related to these companies for the three and nine months ended September 30, 2010 was $660 and $1,978, respectively. Rental expense related to these companies for the three and nine months ended September 30, 2009 was $630 and $1,902, respectively.

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

On or about September 7, 2010, a former store manager filed an action against LLI in the United States District Court for the Middle District of Florida. In the complaint, the former store manager alleges that LLI breached an alleged contract for the payment of a commission and violated the Fair Labor Standards Act (“FLSA”) by failing to pay him for overtime hours worked. In addition, he asserts a purported collective action on behalf of similarly situated LLI employees alleging that LLI denied them overtime wages in violation of the FLSA. No class has been certified with regard to the purported collective action. LLI intends to defend the claims in this suit vigorously including collective action certification. While there is a reasonable possibility that a material loss may be incurred, the Company cannot estimate the loss or range of loss, if any, to the Company at this time.

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

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States, based on industry sources and our experience. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. As of September 30, 2010, we sold our products through 213 Lumber Liquidators stores in 46 states, a call center, websites and catalogs.

2010 Highlights

SAP Implementation.

Overview. In June 2009, we signed a software license agreement with SAP Retail, Inc. (“SAP”) for a broad scope of SAP retail software products to implement an integrated business solution in multiple phases. On August 21, 2010, we implemented the first, and most significant, phase, which included:

•	An enhanced point-of-sale solution across our entire store base,

•	A warehouse management and inventory control system serving our entire distribution network,

•	An integrated merchandising and product allocation system, and

•	Related management reporting functionality.

These new management information solutions were fully integrated with our website, call center and customer service systems.

All critical information was converted from our previous information system and we have continued to operate our business without interruption since the conversion. However, the implementation of this system had a pervasive impact across our operations, primarily resulting in reduced productivity in our store and warehouse operations, adversely impacting our results in the quarter ended September 30, 2010. This reduction in productivity included:

•	The effectiveness of our store operations to satisfy existing customer orders, and generate new demand,

•	The efficiency of our product allocation and distribution, and

•	The allocation of resources required to operate our business.

The reduction in productivity was greatest in the initial weeks following implementation. Although the Company did not reach pre-implementation productivity by the end of the third quarter, operational efficiency and effectiveness improved during September and improvement has continued in the fourth quarter of 2010. Additional resources were allocated to address specific areas of concern in September, and we will continue to dedicate appropriate resources through the remainder of 2010 to improve operating productivity. In addition, general operating familiarity improved with continued execution. In an effort to focus appropriate resources on serving our domestic customers, we have postponed the opening of our first stores in Canada until the first quarter of 2011.

We remain confident in the long-term benefits of the integrated solution, and we believe our operations will ultimately benefit from enhancements not available through our previous information system. We expect the SAP system to enable us to further increase the discipline and efficiency with which we manage operations, and improve communication across our organization to support our growth plans. Our new system provides us with a platform that can grow and evolve as our supply chain network changes through additional warehouses and distribution centers. The new platform will also help facilitate our international expansion into Canada and other locations beyond North America, as well as the electronic exchange of information with our business partners. Additionally, we believe that we will benefit from better inventory information that will enable more precise allocations, automation of manual processes and improved management visibility which ultimately should positively impact net sales and margin dollars. We expect to enter 2011 with enhanced system capabilities that will offer us the opportunity to gain sales momentum and market share.

Impact on Third Quarter Results. Reduced productivity related to our SAP implementation impacted both our results of operations for the quarter ended September 30, 2010 and our financial position at that date, including:

•

Effective conversion of demand into net sales: Our total net sales for the third quarter of 2010 were $147.2 million, 4.7% higher than net sales for the third quarter of 2009, and at our comparable stores,[1] net sales were down 5.7%. However, based on our results prior to implementation and customer demand through the quarter, we estimate that reduced productivity resulted in approximately $12 million to $14 million in unrealized net sales during the third quarter.

For the period of the third quarter prior to the implementation:

•	Net sales for the month of July 2010 were 15.5% higher and net sales at comparable stores were 4.6% higher than July 2009;

•	Net sales for the first 21 days of August 2010 were 23.6% higher and net sales at comparable stores were 11.5% higher than the comparable period in August 2009; and

•	Customer deposits were $13.4 million on August 21, 2010.

For the full month of August 2010, net sales increased only 1.8% in comparison to August 2009, and at our comparable stores, decreased 8.3%. In September 2010, net sales decreased 2.0% in comparison to September 2009 and comparable store net sales decreased 12.6%.

Customer demand, as evidenced by customer deposits on open orders, grew from $13.4 million at implementation to $16.1 million at the end of August 2010 and at September 30, 2010, our balance sheet reflects customer deposits and store credits of $21.3 million. In comparison, the balance was $12.2 million at September 30, 2009.

Customer deposits have historically represented one-half to two-thirds of our open orders at any given point in time. Our open orders are those where the customer has placed an order, but has not yet taken possession of the product. We generally require a 50% deposit on an open order, but depending on order-specific circumstances, we may receive a greater deposit. We recognize revenue when the customer takes possession of the merchandise, and until that time, a customer deposit is a liability on our balance sheet.

[1]	We generally consider a store comparable on the first day of the thirteenth full calendar month after opening.

We estimate this build in customer deposits over historic norms and over our expectations during the third quarter equated to approximately $12.0 million to $14.0 million in unrealized net sales during the third quarter.

•

Efficient product movement: Our gross margin for the third quarter of 2010 was 35.2%, which reflected less efficient transportation of products after implementation, increases in our inventory reserves and increases in certain finishing costs. We estimate these costs reduced gross margin by approximately 30 basis points.

Prior to implementation, we significantly reduced product flow in preparation for a physical inventory at points within our distribution network, including our central warehouse operation. In the first few weeks following implementation, we were not able to re-establish the product flow as quickly as expected. Though we returned to anticipated levels of product distribution in mid-September, the unit count shipped during the third quarter of 2010 was significantly lower than our expectations. In addition, delays in shipping products necessary to fulfill orders resulted in more expedited modes of transportation, generally at higher costs.

We have historically utilized cycle counts of physical inventory on a sample basis to adjust our inventory reserves during the year, and performed a full physical count of all locations simultaneously in conjunction with our year-end closing procedures. Our annual shrinkage has generally been immaterial, and our related reserve is combined with an analysis of obsolescence. Together, those reserves were $0.6 million and $0.5 million at December 31, 2009 and December 31, 2008, respectively. As a result of physical inventory procedures performed prior to implementation, our evaluation of productivity within the new inventory control systems, and our general quarterly review procedures related to inventory, we increased our inventory reserve for loss and obsolescence. This reserve was $1.7 million at September 30, 2010 and $1.0 million at September 30, 2009.

The reduction in warehousing and merchandising productivity also impacted our finishing operations for the first few weeks following implementation. We finished fewer units per hour in comparison to historic norms due to the physical inventory procedures and slower ramp up of operations after implementation.

•

Additional supporting resources: We allocated a greater amount of internal and external resources than expected to stabilize our system after implementation, support operations and address the loss of productivity in certain key areas. As a result, capitalized costs associated with our implementation increased, and certain selling, general and administrative (“SG&A”) expenses were higher than expected. We believe these non-recurring costs were approximately $0.5 million and included:

•	Warehousing costs, where loss of productivity increased our cost per throughput unit,

•	Store point-of-sale support,

•	Customer service support,

•	Supplemental training, and

•	Financial accounting and reporting.

Through September 30, 2010, we had capitalized approximately $13.9 million related to our new integrated system, including work allowing for international operations. We now expect an additional $1.5 million to $2.5 million in capitalized costs by the end of 2010. We had previously expected capitalized costs to reach a total of $13.0 million for the project by the end of 2010. Increases were primarily a result of scope expansion and the development of processes to enhance the visibility and the reporting required to stabilize the system after implementation and generally moderate the loss of productivity.

•

Increased inventory carrying levels and reduced liquidity: We believe our merchandise inventory levels at September 30, 2010 were approximately $8.0 million higher than the levels would have been had the open demand discussed above been converted into invoiced sales. In addition, we aggressively increased inventory levels prior to implementation, and as result, our relationship of accounts payable to merchandise inventory at the end of the third quarter of 2010 was not comparable to prior periods.

Expectations and Risks for the Fourth Quarter. We continue to experience the impacts of reduced productivity in the fourth quarter of 2010, though operational efficiency and effectiveness are improving. We currently expect to regain much of the pre-implementation productivity during the fourth quarter, but we anticipate that achievement will continue to require resources greater than expected. Amongst our key challenges in the fourth quarter:

•

Timely service of the significant build in open orders existing at September 30, 2010 to convert that demand into invoiced sales. While we have reduced open demand in October 2010, we may continue to carry open orders at a higher level than our historic norm through December 31, 2010. As such, we may not fully convert that demand into invoiced sales in the fourth quarter.

•

Increase in-store comfort with the new functionality to serve new demand. The productivity of our store operations must continue to improve to allow both conversion of demand existing at September 30, 2010 into fourth quarter sales, and provide appropriate service to new customers.

•

Enhance efficiency of product flow. While we believe we have restored appropriate product flow through our distribution network, we continue to allocate greater resources to those areas, resulting in greater costs per unit than our historic norm.

•

Our October 2010 net sales increased approximately 14.5% over the prior year period, and net sales at our comparable stores increased 2.9%. Customer deposits and store credits at October 31, 2010 were approximately $17.0 million, down from $21.3 million at September 30, 2010 and comparable to $12.2 million at October 31, 2009.

Outlook.

In addition to the productivity challenges described above, we believe that, relative to historical metrics, the wood flooring market is likely to remain in a weakened state through the remainder the fourth quarter of 2010. The wood flooring market for homeowners is highly fragmented and dependent on home-related discretionary spending, which is impacted by a number of complex economic and demographic factors that may vary locally, regionally and nationally. Many of the economic indicators associated with the wood flooring market and generally associated with consumer discretionary spending remain weak. While our results have been impacted by the implementation of our integrated business solution, we continue to believe we deliver a unique value proposition to our customers, which translates to gains in our share of the wood flooring market.

Based on our results to date and current trends, we expect the following for the fourth quarter and full year 2010:

•

Total net sales for the fourth quarter of 2010 increasing 10% - 15% over the fourth quarter of 2009 for a range of $151 million to $157 million. Comparable store net sales are expected to increase in the low to mid-single digits.

•	Total net sales for the full year of 2010 in the range of $618 million to $624 million and comparable store net sales increases in the low single digits.

•	Opening nine to 11 new store locations domestically in the fourth quarter of 2010, for a total of 36 to 38 new store locations in 2010.

•

Fourth quarter 2010 earnings per diluted share in the range of $0.21 to $0.27, and full year 2010 earnings per diluted share in the range of $0.93 to $0.99, based on a diluted share count of approximately 28.2 million shares and an effective tax rate in the range of 38.7% to 39.0%.

Results of Operations

Net Sales

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net sales	$147,192	$140,520	$467,061	$407,488
Percentage increase	4.7%	14.2%	14.6%	11.4%
Comparable store net sales (decrease) increase	(5.7)%	1.9%	2.4%	(1.8)%

Net sales for the third quarter of 2010 increased $6.7 million, or 4.7%, over the third quarter of 2009 as a result of an increase of $14.7 million in non-comparable store net sales which was partially offset by a decrease of $8.0 million in comparable store net sales. Net sales for the nine months ended September 30, 2010 increased $59.6 million, or 14.6%, over the same prior year period as a result of a $9.9 million increase in comparable store net sales and an increase of $49.7 million in non-comparable store net sales. In addition to effects from our system implementation, our net sales have been impacted by the following factors:

•

New store locations continue to drive our net sales growth. In the first nine months of 2010, we opened 27 new stores, 13 of which were in new markets. Of the 27 new stores opened in the first nine months of 2009, 18 were in new markets. For the full year 2009, we opened 36 new stores, including 24 in new markets. We have opened 70 of our 213 store locations in the 24 months after September 30, 2008, and our recent store opening activity is as follows:

	2010	2009
Number of stores at January 1	186	150
New stores opened during the first quarter	11	10

Number of stores at March 31	197	160
New stores opened during the second quarter	6	8

Number of stores at June 30	203	168
New stores opened during the third quarter	10	9

Number of stores at September 30	213	177

•

Net sales benefited from more consistent in-stock positions of certain key product lines, such as laminates, moldings and accessories. These product lines are included within our “never out of stock” program through which we have strengthened our in-stock commitment to our top selling products by region across all product lines. Our sales mix of moldings and accessories increased to 14.0% and 13.7% of total net sales in the three and nine months ended September 30, 2010, respectively, from 13.1% and 12.4% in the three and nine months ended September 30, 2009, respectively.

•

Consumer demand throughout 2009 and 2010 has generally shifted our mix of products sold, or sales mix, to certain key product lines which generally have a lower than average retail price per unit, resulting in decreases in our average sale[2]. However, these sales mix trends have begun to stabilize in the most recent six months. We believe we have grown our market share in these product lines. Changes to comparable prior year results were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	increase (decrease)
Comparable Stores:
Net sales	(5.7)%	1.9%	2.4%	(1.8)%
Customers invoiced[1]	(5.2)%	14.1%	6.8%	10.4%

Average sale[2]	(0.6)%	(10.7)%	(4.1)%	(11.0)%
Average retail price per unit sold[3]	0.3%	(10.6)%	(4.2)%	(10.2)%

[1]	Approximated by applying our average sale to total net sales at comparable stores
[2]	Average sale is calculated on a total company basis
[3]	Average retail price per unit sold is calculated on a total company basis and excludes certain service revenue

[2]

Average sale is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).

Gross Profit and Gross Margin

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net Sales	$147,192	$140,520	$467,061	$407,488
Cost of Sales	95,431	89,336	303,256	261,164

Gross Profit	$51,761	$51,184	$163,805	$146,324
Gross Margin	35.2%	36.4%	35.1%	35.9%

Gross profit increased $0.6 million and $17.5 million, or 1.1% and 11.9%, for the three and nine month periods ended September 30, 2010, respectively, from the comparable prior year periods. The gross margin decline in comparing the three and nine months ended September 30, 2010, to those ended September 30, 2009, was primarily due to the following factors:

•

Less efficient unit flow following the SAP system implementation, including expedited transportation, and certain adjustments to inventory reserves, reduced gross margin for the third quarter of 2010 by approximately 30 basis points.

•	In aggregate, sales mix shifts were neutral to gross margin in comparing both the three and nine month periods ended September 30, 2010 and 2009, as follows:

•

Our sales mix increased in certain product lines that generally carry a higher than average gross margin, including laminates, bamboo and engineered hardwoods. In addition, consumers continued to generally prefer the premium products within these product categories, such as strand bamboos and handscraped engineered hardwoods. Further, moldings and accessories continued to benefit from a strengthened in-stock position, and these product lines generally carry a gross margin higher than our average.

•

Liquidation deals, used as promotional opportunities to generate incremental traffic, have generally yielded lower gross margins in 2010 than in 2009, and in each year, those gross margins have been lower than average.

•

Continued weakness in the macroeconomic environment has generally resulted in a shift away from certain hardwood product lines that traditionally carry higher than average retail prices per unit sold, but slightly lower than average gross margins. However, in the third quarter of 2010, the sales mix of exotic hardwoods in total improved slightly relative to the third quarter of 2009.

•

Increased product costs, primarily transportation costs and certain finishing costs, reduced gross margin by approximately 120 basis points and 80 basis points in comparing the three and nine months ended September 30, 2010 and 2009, respectively. The increase in product costs resulted primarily from the following factors:

•

Inbound transportation costs capitalized into the unit cost of products sold were substantially higher in the first nine months of 2010 than in 2009. Overall, the gross margin impact of falling international container rates reached a low point against our historic norm in the third quarter of 2009, with an up to 60 basis point benefit against that historic norm. In the first six months of 2010, these international container rates approximated our historic norm.

•

Partially offsetting these rising inbound transportation costs were increased direct shipments received by our stores, either through our China consolidation center or direct from the mill to the store. In the third quarter of 2010, 23.7% of our purchases were received directly at the store, up from 14.4% in the same period of 2009. For the nine months ended September 30, 2010, 16.4% of our purchases were received directly at the store, compared to 17.3% in the same period of 2009.

•

Transportation costs of moving our products from our warehouse in Toano to the store locations, between store locations, and to the customer from our store locations are charged to cost of sales as incurred. These costs increased due to both a per mile increase, primarily due to increases in fuel surcharges, and an increase in the number of miles driven, primarily due to a greater number of units shipped. This increase in units shipped primarily resulted from a combination of our increase in sales volume, including the sales mix shift to a lower average retail price, and generally higher in-store average inventory levels.

•

Our efforts to expand and regionalize our assortment of Bellawood products resulted in 2010 per unit finishing costs generally higher than those in 2009, primarily due to greater demand for products which are less efficient to finish.

Operating Income and Operating Margin

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Gross Profit	$51,761	$51,184	$163,805	$146,324
SG&A Expenses	44,909	38,727	130,985	114,269

Operating Income	$6,852	$12,457	$32,820	$32,055
Operating Margin	4.7%	8.9%	7.0%	7.9%

Operating income for the third quarter ended September 30, 2010 decreased $5.6 million over the third quarter of 2009 as the $0.6 million increase in gross profit discussed above was offset by a $6.2 million increase in SG&A expenses. SG&A expenses for the third quarter of 2010 included approximately $0.5 million in incremental expenses related to the SAP system implementation. Operating income for the nine months ended September 30, 2010 increased $0.8 million over the same period in 2009 as the $17.5 million increase in gross profit discussed above was primarily offset by a $16.7 million increase in SG&A expenses. The increases in SG&A expenses were principally due to the following factors:

•

Salaries, commissions and benefits increased $2.1 million and $8.8 million for the three and nine months ended September 30, 2010, respectively, from the comparable prior year periods. As a percentage of net sales, salaries, commissions and benefits increased to 11.8% and 11.1% for the three and nine months ended September 30, 2010, respectively, from 10.9% and 10.6% for the three and nine months ended September 30, 2009, respectively.

•

Store salaries, commissions and benefits expense increased approximately $1.4 million in comparing the three months ended September 30, 2010 and 2009, and increased $5.9 million in comparing the nine months, primarily due to the 36 new stores opened subsequent to September 30, 2009, increased overtime related to the SAP system implementation and increases in certain store-level incentives.

•

Our corporate store-support infrastructure, including bonus accruals, decreased approximately $0.2 million in comparing the third quarter of 2010 to 2009 and increased approximately $0.2 million in comparing the nine months ended September 30, 2010 to 2009.

•

Labor costs for our distribution, warehousing and finishing functions increased approximately $0.9 million and $2.7 million in comparing the three and nine months ended September 30, 2010 and 2009, respectively, due primarily to increased sales volume, higher in-stock positions of merchandise inventories and additional overtime incurred related to the SAP system implementation.

•

Advertising expenses increased $1.2 million to $13.3 million, or 9.0% of net sales, for the three months ended September 30, 2010, from $12.1 million, or 8.6% of net sales, for the comparable prior year period. For the nine months ended September 30, 2010, advertising expenses increased $1.9 million to $39.1 million, or 8.4% of net sales, down from 9.1% of net sales for the nine months ended September 30, 2009. While our advertising spend has historically featured national campaigns, we have more recently emphasized flexibility in message and media to optimize our spend within a changing marketplace, expanding localized and targeted programs. As a result of our continued investment in enhancing the effectiveness of our campaigns coupled with the growth in our store base, particularly in existing markets, we have reduced advertising expenses as a percentage of net sales in comparing the nine-month periods ended September 30, 2010 and 2009. We believe we would have leveraged advertising spend in the third quarter of 2010 had we converted open orders into sales at rates commensurate with our historic norms.

•

Occupancy costs increased $0.8 million to $5.6 million, or 3.8% of net sales, in the three months ended September 30, 2010, from $4.8 million, or 3.4% of net sales in the third quarter of 2009. For the nine months ended September 30, 2010, occupancy costs increased $2.8 million to $16.3 million, or 3.5% of net sales, from $13.5 million, or 3.3% of net sales, for the first nine months of 2009. These increases were primarily due to the 36 stores opened between September 30, 2009 and September 30, 2010.

•

Depreciation and amortization expenses were $1.4 million and $3.8 million in the three and nine months ended September 30, 2010, respectively. As a percentage of net sales, depreciation and amortization expenses were 1.0% and 0.8% in the three and nine months ended September 30, 2010, respectively, and 0.8% and 0.9% in the three and nine months ended September 30, 2009, respectively. We began depreciating our new SAP system in August 2010.

•

Stock-based compensation expense was 0.6% and 0.5% of net sales for the three and nine months ended September 30, 2010, respectively, compared to 0.5% and 0.6% of net sales for the three and nine months ended September 30, 2009, respectively.

•

Other SG&A expenses increased $1.6 million and $2.8 million for the three and nine months ended September 30, 2010, respectively, from the comparable prior year periods. As a percentage of net sales, these expenses were 4.4% and 3.7% in the three and nine months ended September 30, 2010, respectively, and 3.4% and 3.6% in the three and nine months ended September 30, 2009, respectively. The increase was primarily due to higher information technology expenses related to the SAP implementation, store-base growth and certain bankcard discount rate fees, which increased due to greater consumer preference for certain extended-term promotional programs. As a result of the SAP system implementation, other expenses in the third quarter of 2010 included additional training and travel expenses.

Provision for Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Provision for income taxes	$2,711	$4,812	$12,846	$12,649
Effective tax rate	38.7%	38.3%	38.7%	39.0%

The effective tax rate increased to 38.7% for the third quarter of 2010 from 38.3% in the third quarter of 2009 primarily due to the absence of certain favorable one-time adjustments recorded in the prior year. The effective tax rate for the nine month period ended September 30, 2010 decreased from the comparable 2009 period primarily due to lower state income taxes.

Net Income

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net Income	$4,284	$7,761	$20,345	$19,794
As a percentage of net sales	2.9%	5.5%	4.4%	4.9%

Net income decreased 44.8% comparing the third quarter of 2010 to 2009, and increased 2.8% comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009.

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

Liquidity and Capital Resources

Our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Our principal sources of liquidity are $26.8 million of cash and cash equivalents at September 30, 2010, our cash flow from operations and our $25.0 million of availability under a revolving credit facility. We expect to use this liquidity for general corporate purposes, including providing additional long-term capital to support the growth of our business (primarily through opening new stores) and maintaining our existing stores. We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

In 2010, we expect capital expenditures to total between $18 million and $21 million. In addition to general capital requirements, we have or intend to:

•	open between 36 and 38 new store locations;

•	implement our SAP information technology system;

•	continue remodeling existing store showrooms to enhance consistency in presentation; and

•	make improvements to our Corporate Headquarters in Toano, Virginia.

Cash and Cash Equivalents

During the first nine months of 2010, cash and cash equivalents decreased $8.9 million to $26.8 million. The decrease of cash and cash equivalents was primarily due to $3.0 million of net cash provided by operating activities and $1.3 million in proceeds from the exercise of stock options, offset by the use of $14.1 million to purchase property and equipment.

During the first nine months of 2009, cash and cash equivalents increased $21.6 million to $56.8 million. The increase of cash and cash equivalents was primarily due to $26.4 million of net cash provided by operating activities and $2.6 million in proceeds from the exercise of stock options, partially offset by the use of $8.1 million to purchase property and equipment.

Merchandise Inventories

Merchandise inventories at September 30, 2010 increased $23.6 million from December 31, 2009, as an increase in available for sale inventory of $33.4 million was offset by a decrease in inbound in-transit inventory of $9.8 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received the products at our central distribution center in Toano, Virginia, at an individual store location, or in another facility where we control and monitor inspection, including the China consolidation center.

Merchandise inventories and available inventory per store in operation were as follows:

	As of September 30, 2010	As of December 31, 2009	As of September 30, 2009
		(in thousands)
Inventory – Available for Sale	$142,734	$109,369	$87,483
Inventory – Inbound In-Transit	14,229	23,973	16,574

Total Merchandise Inventories	$156,963	$133,342	$104,057

Available Inventory Per Store	$670	$588	$494

Available inventory per store at September 30, 2010 is higher than December 31, 2009 primarily due to reduced productivity as a result of the SAP implementation and strategic increases in available inventory for certain product lines. Available inventory per store at September 30, 2010 is higher than September 30, 2009 due to these same factors, as well as the implementation of our “never out of stock” program in the fourth quarter of 2009.

The build in open demand resulting from reduced productivity subsequent to our SAP implementation is estimated to have increased inventory carrying levels by approximately $8.0 million. In addition, available for sale inventory is substantially higher than our expectations due primarily to the following:

•

Expanded product assortments of certain engineered hardwoods across a range of retail price points introduced in the third quarter of 2010, particularly in our southern and western stores, increased inventory by approximately $3.0 million.

•

We took advantage of opportunistic liquidation deals and available domestic hardwood buys, which we believe will serve demand in future periods. These strategic purchases increased inventory by approximately $5.0 million.

•	We increased our commitment to moldings during the SAP implementation and introduced certain new accessories, increasing inventory by approximately $4.0 million.

We increased inventory carrying levels prior to our SAP implementation, and we continued to take advantage of opportunities to drive demand in the fourth quarter of 2010. However, we continue to expect our available inventory per store at December 31, 2010 to be lower than the level at December 31, 2009.

Cash Flows

Operating Activities. Net cash provided by operating activities was $3.0 million for the nine months ended September 30, 2010, and $26.4 million for the nine months ended September 30, 2009. Net cash provided by operating activities decreased due primarily to a build of merchandise inventories, as previously discussed, and the timing of inventory receipts which reduced accounts payable, partially offset by an increase in customer deposits and store credits.

Investing Activities. Net cash used in investing activities was $14.1 million for the nine months ended September 30, 2010 and $8.1 million for the nine months ended September 30, 2009. Net cash used in investing activities for the first nine months of 2010 included $8.2 million related to our integrated business solution, of which $3.6 million was spent in the third quarter of 2010. During both the three and nine months ended September 30, 2009, we had capitalized approximately $2.8 million in total expenditures related to this initiative. In addition, net cash used in investing activities during the first nine months of both 2010 and 2009 included capital purchases of store fixtures, equipment and leasehold improvements for the new stores opened in the first nine months, routine capital purchases of computer hardware and software, and certain leasehold improvements in our Corporate Headquarters.

Financing Activities. Net cash provided by financing activities was $2.3 million for the nine months ended September 30, 2010 and $3.3 million for the nine months ended September 30, 2009, primarily attributable to proceeds from the exercise of stock options.

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

Changes in internal control over financial reporting. We have made significant changes to our internal control over financial reporting to address the implementation of the SAP system that occurred during the third quarter of 2010. Our third quarter 2010 implementation included point-of-sale, warehouse management, merchandising, product allocation, general ledger and related management reporting systems. Our internal controls impacting these processes and systems, including information technology general controls, significantly changed or were modified in the third quarter of 2010.

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

On or about September 7, 2010, a former store manager filed an action against LLI in the United States District Court for the Middle District of Florida. In the complaint, the former store manager alleges that LLI breached an alleged contract for the payment of a commission and violated the FLSA by failing to pay him for overtime hours worked. In addition, he asserts a purported collective action on behalf of similarly situated LLI employees alleging that LLI denied them overtime wages in violation of the FLSA. No class has been certified with regard to the purported collective action. LLI intends to defend the claims in this suit vigorously including collective action certification. While there is a reasonable possibility that a material loss may be incurred, we cannot estimate the loss or range of loss, if any, to us at this time.

We also are, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, while the outcome of any such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. Other than the risk factor described below, there have been no material changes to those risk factors since we filed our fiscal 2009 annual report on Form 10-K. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

If we are unable to regain productivity levels as quickly as anticipated in the aftermath of the SAP ® system implementation or if subsequent phases of the implementation are unsuccessful, our operations and anticipated results may be impacted.

On August 22, 2010, we implemented the most significant phase of our integrated business solution from SAP. The implementation had a pervasive impact on our information systems and across all of our operations, including store operations, merchandising, technology and finance. Although we believe that we will regain much of our pre-implementation productivity during the fourth quarter of 2010, it is possible that our operational efficiency and effectiveness will not recover as quickly as we anticipate. Further, as we continue to utilize the system, other issues may arise that could impact our operations and results. In such circumstances, there may be additional adverse effects on our capital resources, financial condition, results of operations and liquidity.

Although the most significant phase of the SAP system was implemented in August 2010, we anticipate that there will be subsequent phases. Although such subsequent phases are significantly smaller in scope, difficulties relating to the implementation of these subsequent phases may negatively impact our operations and results.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: November 9, 2010	By:	/s/ Daniel E. Terrell
Daniel E. Terrell

Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.01	Separation and Release Agreement between Lumber Liquidators Services, LLC and Andrew P. Shulklapper, effective as of October 22, 2010 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on October 25, 2010 (File No. 001-33767), and incorporated by reference)

31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002