Form 10-Q
period 2011-03-31
Lumber Liquidators Holdings, Inc.
filed 2011-04-27
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 26, 2011, there were 27,601,841 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2011

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$43,130	$34,830
Merchandise Inventories	162,992	155,131
Prepaid Expenses	5,443	4,837
Other Current Assets	7,801	8,007

Total Current Assets	219,366	202,805
Property and Equipment, net	37,979	35,314
Other Assets	4,148	4,171

Total Assets	$261,493	$242,290

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable	$32,994	$33,744
Customer Deposits and Store Credits	20,143	12,039
Accrued Compensation	3,499	2,460
Sales and Income Tax Liabilities	4,085	2,859
Other Current Liabilities	6,959	5,585

Total Current Liabilities	67,680	56,687

Deferred Rent	3,057	2,746
Deferred Tax Liability	2,114	2,352

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 27,599,174 and 27,472,680 outstanding, respectively)	28	27
Additional Capital	102,892	100,531
Retained Earnings	85,723	79,947
Accumulated Other Comprehensive Income (Loss)	(1)	—

Total Stockholders’ Equity	188,642	180,505

Total Liabilities and Stockholders’ Equity	$261,493	$242,290

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010

Net Sales	$159,680	$151,195
Cost of Sales	101,887	97,691

Gross Profit	57,793	53,504

Selling, General and Administrative Expenses	48,453	42,213

Operating Income	9,340	11,291

Interest and Other Income, net	(87)	(93)

Income Before Income Taxes	9,427	11,384

Provision for Income Taxes	3,650	4,416

Net Income	$5,777	$6,968

Net Income per Common Share—Basic	$0.21	$0.26

Net Income per Common Share—Diluted	$0.20	$0.25

Weighted Average Common Shares Outstanding:
Basic	27,572,244	27,283,296
Diluted	28,378,063	28,180,265

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$5,777	$6,968
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,910	1,325
Stock-Based Compensation Expense	922	693
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(7,861)	2,293
Accounts Payable	(1,168)	(8,282)
Customer Deposits and Store Credits	8,104	5,322
Prepaid Expenses and Other Current Assets	(737)	82
Other Assets and Liabilities	4,111	9,500

Net Cash Provided by Operating Activities	11,058	17,901

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(4,159)	(3,583)

Net Cash Used in Investing Activities	(4,159)	(3,583)

Cash Flows from Financing Activities:
Proceeds from the Exercise of Stock Options	870	437
Excess Tax Benefits on Stock Option Exercises	659	337
Common Stock Purchased Pursuant to Equity Compensation Plans	(126)	(113)

Net Cash Provided by Financing Activities	1,403	661
Effect of Exchange Rates on Cash and Cash Equivalents	(2)	—

Net Increase in Cash and Cash Equivalents	8,300	14,979
Cash and Cash Equivalents, Beginning of Period	34,830	35,675

Cash and Cash Equivalents, End of Period	$43,130	$50,654

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Lumber Liquidators Holdings, Inc. (the “Company”), a Delaware corporation, is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay and adhesives. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 239 store locations in primary or secondary metropolitan areas. At March 31, 2011, the Company operated 236 stores in 46 states and three stores in Canada. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both the call center in Toano, Virginia and the website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing line in Toano, Virginia, which, along with the call center, corporate offices, and the Toano distribution center, represent the “Corporate Headquarters.”

Organization and Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Lumber Liquidators Holdings, Inc. annual report filed on Form 10-K for the year ended December 31, 2010.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, including Lumber Liquidators, Inc. (“LLI”). All significant intercompany transactions have been eliminated in consolidation.

Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, notes receivable, accounts payable and other liabilities approximate fair value because of the short-term nature of these items. Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board ASC 820 fair value hierarchy. The Company had cash equivalents of $15,055 at March 31, 2011 and $17,050 at December 31, 2010.

Comprehensive Income

The following table sets forth the computation of comprehensive income:

	Three Months Ended March 31,
	2011	2010
Net Income	$5,777	$6,968
Foreign Currency Translation Adjustments	(1)	—

Comprehensive Income	$5,776	$6,968

NOTE 2.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2011	2010
Net Income	$5,777	$6,968

Weighted Average Common Shares Outstanding—Basic	27,572,244	27,283,296
Effect of Dilutive Securities:
Common Stock Equivalents	805,819	896,969

Weighted Average Common Shares Outstanding—Diluted	28,378,063	28,180,265

Net Income per Common Share—Basic	$0.21	$0.26

Net Income per Common Share—Diluted	$0.20	$0.25

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2011	2010
Stock Options	774,556	247,775

NOTE 3.	RELATED PARTY TRANSACTIONS

As of March 31, 2011, the Company leased the Corporate Headquarters and 26 of its store locations from ANO LLC, a company that is wholly owned by the Company’s founder and current chairman of the Board. The Company also leased one store location from Wood on Wood Road, Inc. and one store location from BMT Holdings, LLC. Wood on Wood Road, Inc. is wholly owned by the founder, and 50% of the membership interest of BMT Holdings, LLC is owned by the founder. Rental expense related to these companies for the three months ended March 31, 2011 and 2010 was $676 and $644, respectively.

NOTE 4.	COMMITMENTS AND CONTINGENCIES

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

On September 3, 2009, a former store manager and an assistant store manager (together, the “Plaintiffs”) filed a putative class action suit against LLI in the Superior Court of California in and for the County of Alameda. The Plaintiffs allege that with regard to certain groups of current and former employees in LLI’s California stores, LLI violated California law by failing to calculate and pay overtime wages properly, provide meal breaks, compensate for unused vacation time, reimburse for certain expenses and maintain required employment records. The Plaintiffs also claim that LLI did not calculate and pay overtime wages properly for certain of LLI’s non-exempt employees, both in and out of California, in violation of federal law. In their suit, the Plaintiffs seek compensatory damages, certain statutory penalties, costs, attorney’s fees and injunctive relief. LLI removed the case to the United States District Court for the Northern District of California. In an order dated March 2, 2011, the court denied without prejudice the Plaintiffs’ motion for conditional class certification of non-exempt employees throughout the country. LLI intends to continue to defend the claims in this suit vigorously. While there is a reasonable possibility that a material loss may be incurred, the Company cannot estimate the loss or range of loss, if any, to the Company at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to matters such as sales growth, comparable store net sales, impact of cannibalization, price changes, earnings performance, stock-based compensation expense, margins, return on invested capital, strategic direction, the demand for our products, and store openings. We have used words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed in this report and in our other reports filed with the SEC including the Item 1A, “Risk Factors,” section of the Form 10-K for the year ended December 31, 2010.

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

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in our annual report filed on Form 10-K for the year ended December 31, 2010.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States, based on industry sources and our experience. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. As of March 31, 2011, we sold our products through 239 Lumber Liquidators stores in 46 states in the U.S. and in Canada, a call center, websites and catalogs.

2011 Highlights

Store Operations. Across our store base, we believe our store operations have regained the productivity necessary to foster new customer interest into demand, and effectively service that demand through conversion to net sales. This productivity had been reduced since the implementation of our integrated technology solution in August 2010, resulting in an adverse impact on net sales, including in the first quarter of 2011. However, any future adverse impact on net sales is expected to be limited to the second quarter of 2011.

Net Sales and Customer Demand. Net sales for the first quarter of 2011 increased 5.6% over the first quarter of 2010 due to an increase in non-comparable store net sales of $15.0 million offset by a 4.3% decrease in net sales at comparable stores. Net sales improved throughout the first quarter of 2011, with net sales in the final six weeks of the quarter being significantly stronger than in the first seven weeks. Investments in our executive management team, including our new Chief Operating Officer and Chief Merchandising Officer, resulted in a strengthened coordination of merchandising, marketing and store operations efforts, leading to more effective execution of our promotional strategies. In addition, certain sourcing initiatives described below were aligned to further enhance the effectiveness of promotional programs, broadening the offering of value, service and financing. The first quarter of 2011 closed with strong consumer demand for our value proposition, as customer deposits and store credits increased to $20.1 million, up from $12.0 million at December 31, 2010 and slightly above the historical norm for our seasonal increase.

Store Base Growth. New store locations continue to drive our net sales growth. In the first quarter of 2011, we opened a record 16 new store locations, including 13 in the United States and our first three stores in Canada. In March alone, we opened seven new locations, the most we have opened in any one month. Domestically, we opened eight locations in existing markets. In Canada, the three new locations were in the greater Toronto area. In the first quarter of 2010, we opened 11 new store locations, with five in existing markets.

We generally consider a store comparable on the first day of the thirteenth full calendar month after opening. As a non-comparable location, the store will have a progressively more favorable impact on operating margin with each month of operation as monthly sales tend to increase with maturity. Due primarily to the increase in the number of new locations opened in the first quarter of 2011, the average maturity of a non-comparable store in the first quarter of 2011 as measured in months of operation was approximately 20% less than in the first quarter of 2010.

We continue to expect to open 40 to 50 new locations in 2011, including a total of five to 10 Canadian stores, and our recent activity is as follows:

	2011	2010
Number of stores at January 1	223	186
New U.S. stores opened during the quarter	13	11
New Canadian stores opened during the quarter	3	—

Number of stores at March 31	239	197

Sourcing Initiatives. We have begun a process which will continually challenge the structure of our sourcing relationship with our vendor-mill partners, which we believe will ultimately strengthen the relationship with our best international and domestic partners, and eliminate weaker sources. We believe this process will play a key role in maintaining the best combination of quality and value in our product assortment and will result in lower net product costs. Further, our vendor-mill partners will participate in specific promotions designed to create incremental customer traffic, share in the cost of certain continuing marketing programs and defer certain costs of new store locations. In the first quarter of 2011, we believe these initiatives benefited operating margin through both expanded and more effective promotions, a net lower cost of certain products sold and a net reduction of approximately 40 to 50 basis points in certain selling, general and administrative (“SG&A”) expenses.

Results of Operations

Net Sales

	For the three months ended March 31,
	2011	2010
	(dollars in thousands)
Net sales	$159,680	$151,195
Percentage increase	5.6%	22.1%
Comparable store net sales (decrease) increase	(4.3%)	8.0%

Net sales for the first quarter of 2011 increased $8.5 million over the first quarter of 2010 as a result of a $15.0 million increase in non-comparable store net sales, offset by a decrease of $6.5 million in comparable store net sales. In addition to the demand factors discussed in “2011 Highlights”, net sales increased due principally to the following factors:

•

We believe net sales in the first quarter of 2011 were adversely impacted by our reduced productivity subsequent to the August 2010 implementation of the first, and most significant, phase of our integrated technology solution. Specifically, inconsistent servicing of new demand prior to a customer placing an order interrupted the normal sales cycle, resulting in either delayed or lost sales. Certain key internal operating metrics in the first quarter of 2011 returned to, or exceeded, pre-implementation levels, which we believe will limit any future adverse impact to the second quarter of 2011.

•

We believe net sales continued to benefit from more consistent in-stock positions of certain key product lines, such as laminates, moldings and accessories. These product lines are included within our “never out of stock” program through which we have strengthened our in-stock commitment to our top selling products by region across all product lines. Our sales mix of moldings and accessories increased to 13.8% of total net sales in the three months ended March 31, 2011, from 13.4% in the three months ended March 31, 2010. Our sales mix of laminates increased to 24.3% of total net sales in the three months ended March 31, 2011, from 20.5% in the three months ended March 31, 2010.

•

Our average sale[1] increased primarily due to an increase in the average retail price per unit sold. In the first quarter of 2011, we believe we converted a greater proportion of customers attracted by liquidation deals to premium products within our proprietary brands. In addition, we generally strengthened in-store retail price discipline. Finally, we reduced point of sale discounting related to reduced productivity service concerns. At comparable stores, however, this benefit did not offset a reduction in the number of customers invoiced, particularly in the first seven weeks of the first quarter. Changes to comparable prior year results were as follows:

	For the three months ended March 31,
	2011	2010
	increase (decrease)
Comparable Stores:
Net sales	(4.3%)	8.0%
Customers invoiced[1]	(9.7%)	20.3%

Average sale[2]	5.9%	(10.2%)
Average retail price per unit sold[3]	6.3%	(11.5%)

[1]	Approximated by applying our average sale to total net sales at comparable stores.
[2]	Average sale is calculated on a total company basis.
[3]	Average retail price per unit sold is calculated on a total company basis and excludes certain service revenue, which consists primarily of freight charges for in-home delivery.

Gross Profit and Gross Margin

	For the three months ended March 31,
	2011	2010
	(dollars in thousands)
Net Sales	$159,680	$151,195
Cost of Sales	101,887	97,691

Gross Profit	$57,793	$53,504
Gross Margin	36.2%	35.4%

Gross profit in the first quarter of 2011 increased $4.3 million, or 8.0%, to $57.8 million from $53.5 million for the first quarter of 2010. Gross margin increased 80 basis points in the first quarter of 2011 as compared to the first quarter of 2010 primarily due to the following factors:

•	Our sourcing initiatives, launched in the first quarter of 2011, resulted in vendor allowances for the costs of certain products sold amounting to approximately 75 basis points.

•

Sales mix shifts expanded gross margin by approximately 30 basis points. Gross margin continued to benefit from increased sales of moldings and accessories. In addition, gross margin benefited from increased sales of certain premium products within our laminate, bamboo and handscraped engineered hardwood lines, due to both our commitment to in-stock positions and vendor-supported promotions. Gross margin also benefited from a decrease in the sales mix of certain hardwood products that carry a lower than average gross margin.

•

A lower sales mix of liquidation deals coupled with strengthened in-store retail price discipline benefited gross margin. Our liquidation deals generally have a lower than average gross margin. Our first quarter 2011 merchandising, marketing and store operations efforts were better coordinated than in the comparable prior year period to convert customer interest generated by liquidation deals into demand for our proprietary products. In addition, we believe that conversion was generally at a higher average retail price point in comparing the first quarter of 2011 to 2010.

[1]

Average sale is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).

•

Higher net transportation costs reduced gross margin by approximately 80 basis points, due primarily to higher inbound transportation costs capitalized into our unit cost and an increase in the average cost per mile driven resulting from higher fuel costs. Partially offsetting these higher costs was an increase in direct shipments received by our stores, either through our China consolidation center or direct from the mill to the store. In the first quarter of 2011, 20.2% of our unit purchases were received directly at the store, up from 12.2% in the first quarter of 2010.

•

Increased investment in our quality control procedures, particularly those related to South American exotic hardwoods, increased certain product costs. We significantly strengthened our inspection efforts over milling in the country of origin. We believe that, over time, these efforts will benefit gross profit through a stronger customer value proposition of quality, price and fewer product performance issues.

Operating Income and Operating Margin

	For the three months ended March 31,
	2011	2010
	(dollars in thousands)
Gross Profit	$57,793	$53,504
SG&A Expenses	48,453	42,213

Operating Income	$9,340	$11,291
Operating Margin	5.9%	7.5%

Operating income for the three months ended March 31, 2011 decreased $2.0 million, or 17.3%, over the first quarter of 2010 as the $4.3 million increase in gross profit discussed above was offset by a $6.2 million increase in SG&A expenses. The increase in SG&A expenses was principally due to the following factors:

•

Salaries, commissions and benefits for the first quarter of 2011 increased $2.7 million, or 15.6%, in comparison to the first quarter of 2010. As a percentage of net sales, salaries, commissions and benefits increased to 12.4% for the three months ended March 31, 2011 from 11.3% for the three months ended March 31, 2010. The increase in salaries, commissions and benefits was primarily due to:

•	The 42 new stores opened subsequent to March 31, 2010, including the 16 locations opened in 2011, seven of which were opened in March.

•	A greater commitment to in-store management and staffing at certain smaller stores, as well as an expanded store training program.

•	Continued investment in our corporate infrastructure, including our new Chief Operating Officer.

•

Advertising expenses increased $0.6 million, or 4.7%, over last year’s first quarter, but decreased as a percentage of net sales to 8.3% from 8.4%. Our national advertising campaigns were leveraged across a larger store base, partially offset by the timing of certain programs. In addition, we expanded the breadth of certain promotional programs to provide a coordinated value of product, service and financing offerings. Our vendor-mill partners participated in the expansion of these programs and shared in the cost. We believe the effectiveness of our advertising spend was improved through the use of direct mail, internet search and promotional television.

•

Occupancy costs for the first quarter of 2011 increased $1.1 million in comparison to the first quarter of 2010, and increased as a percentage of net sales to 4.0 % from 3.5%. The increase in occupancy costs was primarily due to the 42 stores opened between March 31, 2010 and March 31, 2011, but also included approximately 10 basis points in additional costs for warehousing and distribution, including in Canada.

•

Stock-based compensation expense increased $0.2 million to $0.9 million in the first quarter of 2011, from $0.7 million in the first quarter of 2010, primarily due to equity granted to certain newly-hired executives.

•

Depreciation and amortization increased $0.7 million to $1.9 million for the three months ended March 31, 2011. As a percentage of net sales, depreciation and amortization was 1.2% and 0.8% in the three months ended March 31, 2011 and 2010, respectively. The increase is primarily related to our integrated information technology solution, which we generally began depreciating in August 2010.

•

Other SG&A expenses increased $0.9 million, or 16.0%, over last year’s first quarter, and increased as a percentage of net sales to 3.9% from 3.6%. The increase was primarily due to store-base growth, higher legal and professional fees and certain bankcard discount rate fees, which increased due to greater consumer preference for certain extended-term promotional programs.

Provision for Income Taxes

	For the three months ended March 31,
	2011	2010
	(dollars in thousands)
Provision for income taxes	$3,650	$4,416
Effective tax rate	38.7%	38.8%

The effective tax rate was 38.7% for the first quarter of 2011 and 38.8% for the first quarter of 2010.

Net Income

	For the three months ended March 31,
	2011	2010
	(dollars in thousands)
Net Income	$5,777	$6,968
As a percentage of net sales	3.6%	4.6%

Net income decreased 17.1% for the three months ended March 31, 2011, in comparison to the three months ended March 31, 2010.

Seasonality

Our net sales fluctuate slightly as a result of seasonal factors, and we adjust merchandise inventories in anticipation of those factors, causing variations in our build of merchandise inventories. Generally, we experience slightly higher net sales in spring and fall, when more home remodeling activities are taking place, and slightly lower net sales in holiday periods and during the hottest summer months. These seasonal fluctuations, however, are minimized to some extent by our national presence, as markets experience different seasonal characteristics.

Liquidity and Capital Resources

Our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Our principal sources of liquidity are $43.1 million of cash and cash equivalents at March 31, 2011, our cash flow from operations, and our $25.0 million of availability under a revolving credit facility. We expect to use this liquidity for general corporate purposes, including providing additional long-term capital to support the growth of our business (primarily through opening new stores) and maintaining our existing stores. We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

In 2011, we expect capital expenditures to total between $16 million and $18 million. In addition to general capital requirements, we intend to:

•	open between 40 and 50 new store locations;

•	continue to invest in our integrated technology solution;

•	continue remodeling existing store showrooms;

•	invest in our finishing line; and

•	continue to enhance the online customer experience through our website.

Cash and Cash Equivalents

During the three months ended March 31, 2011, cash and cash equivalents increased $8.3 million to $43.1 million. The increase of cash and cash equivalents was due to $11.1 million of net cash provided by operating activities and $1.5 million of proceeds received from stock option exercises, which was partially offset by the use of $4.2 million to purchase property and equipment.

During the three months ended March 31, 2010, cash and cash equivalents increased $15.0 million to $50.7 million. The increase of cash and cash equivalents was due to $17.9 million of net cash provided by operating activities, which was partially offset by the use of $3.6 million to purchase property and equipment.

Merchandise Inventories

Merchandise inventories at March 31, 2011 increased $7.9 million from December 31, 2010, due to an increase in available for sale inventory of $6.2 million and inbound in-transit inventory of $1.7 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products.

Merchandise inventories and available inventory per store in operation were as follows:

	As of March 31, 2011	As of December 31, 2010	As of March 31, 2010
		(in thousands)
Inventory – Available for Sale	$142,335	$136,179	$116,095
Inventory – Inbound In-Transit	20,657	18,952	14,954

Total Merchandise Inventories	$162,992	$155,131	$131,049

Available Inventory Per Store	$596	$611	$589

Cash Flows

Operating Activities. Net cash provided by operating activities was $11.1 million for the three months ended March 31, 2011 and $17.9 million for the three months ended March 31, 2010. Net cash provided by operating activities decreased primarily due to a larger build in merchandise inventories net of the change in accounts payable, partially offset by net changes in other working capital items.

Investing Activities. Net cash used in investing activities was $4.2 million for the three months ended March 31, 2011 and $3.6 million for the three months ended March 31, 2010. Net cash used in investing activities during the first quarter of 2011 primarily included $1.5 million in capital purchases of computer software relating to our integrated information technology solution, and capital purchases of store fixtures, equipment and leasehold improvements for 16 new stores, including approximately $0.4 million for the Canadian stores and distribution facility. Net cash used in investing activities during the first quarter of 2010 included $1.7 million in capital purchases of computer software relating to our integrated information technology solution, capital purchases of store fixtures, equipment and leasehold improvements for 11 new stores, and certain leasehold improvements in our Corporate Headquarters.

Financing Activities. Net cash provided by financing activities was $1.4 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively, primarily attributable to proceeds from the exercise of stock options.

External Factors Impacting Our Business

The wood flooring market for homeowners is highly fragmented and dependent on home-related discretionary spending, which is influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. We are impacted by home remodeling activity, employment levels, housing turnover, real estate prices, new housing starts, consumer confidence, credit availability and the general health of consumer discretionary spending. Many of the economic indicators associated with the wood flooring market and more generally associated with consumer discretionary spending are weak. Though we believe we have periodically seen signs of stabilization, the wood flooring market is likely to remain in a weakened state during 2011, with only gradual recovery throughout the year. We believe the number of independent retailers serving the homeowner-based segment of the wood flooring market will continue to decline, however, presenting us with an opportunity for market share growth, primarily through store base expansion.

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a Petition for the Imposition of Antidumping and Countervailing Duties (the “Petition”) with the United States Department of Commerce (the “DOC”) and the United States International Trade Commission (the “ITC”) against imports of multilayered wood flooring from China. In December 2010, the ITC made a preliminary determination that there is a reasonable indication that imports of multilayered wood flooring from China have caused injury to the domestic suppliers and, as a result, the DOC continued its investigation. Approximately 7% to 9% of our net sales in 2010 were products that fall within the scope of the Petition. However, a determination finalizing the scope has not yet been made and issues raised by interested parties regarding the scope are still being considered by the DOC.

On March 22, 2011, the DOC announced its preliminary determination in the countervailing duty investigation that Chinese producers have received subsidies ranging from zero to 27.01%. More specifically, two producers received a subsidy rate of zero, 127 companies received a rate of 27.01% due to their failure to respond to requests for information, and all other Chinese producers/exporters received a rate of 2.25%. As a result of this preliminary determination, beginning April 6, 2011, importers of products within the scope of the Petition are required to pay a duty equal to the applicable subsidy into escrow pending final determinations by both the DOC and the ITC. At the final determination, if the rates are increased, the new rates will apply prospectively but not retroactively. If the final rates are lower than the preliminary rates, the new rates will be applied prospectively and rebates may be pursued though subsequent proceedings. Currently, our suppliers of the subject products are exposed to countervailing duties of either zero or 2.25%.

A preliminary determination by the DOC on the antidumping duty issue is expected on May 19, 2011 and will be published shortly thereafter. Until the time of its final determination on the countervailing and antidumping matters, which is expected later this year, the DOC may make adjustments to its preliminary duty calculations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or other financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our critical accounting policies and estimates since our last annual report on Form 10-K for the year ended December 31, 2010.

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

On September 3, 2009, a former store manager and an assistant store manager (together, the “Plaintiffs”) filed a putative class action suit against LLI in the Superior Court of California in and for the County of Alameda. The Plaintiffs allege that with regard to certain groups of current and former employees in LLI’s California stores, LLI violated California law by failing to calculate and pay overtime wages properly, provide meal breaks, compensate for unused vacation time, reimburse for certain expenses and maintain required employment records. The Plaintiffs also claim that LLI did not calculate and pay overtime wages properly for certain of LLI’s non-exempt employees, both in and out of California, in violation of federal law. In their suit, the Plaintiffs seek compensatory damages, certain statutory penalties, costs, attorney’s fees and injunctive relief. LLI removed the case to the United States District Court for the Northern District of California. In an order dated March 2, 2011, the court denied without prejudice the Plaintiffs’ motion for conditional class certification of non-exempt employees throughout the country. LLI intends to continue to defend the claims in this suit vigorously. While there is a reasonable possibility that a material loss may be incurred, we cannot estimate the loss or range of loss, if any, to us at this time.

On or about September 7, 2010, a former store manager filed an action against LLI in the United States District Court for the Middle District of Florida. In the complaint, the former store manager alleged that LLI breached an alleged contract for the payment of a commission and violated the Fair Labor Standards Act (“FLSA”) by failing to pay him for overtime hours worked. In addition, he asserted a purported collective action on behalf of similarly situated LLI employees alleging that LLI denied them overtime wages in violation of the FLSA. LLI and the former store manager resolved their dispute and a joint stipulation of dismissal with prejudice was entered by the court on March 2, 2011.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. There have been no material changes to those risk factors since we filed our fiscal 2010 annual report on Form 10-K. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: April 27, 2011	By:	/s/ Daniel E. Terrell
Daniel E. Terrell

Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002