Form 10-Q
period 2011-06-30
Lumber Liquidators Holdings, Inc.
filed 2011-07-26
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of July 22, 2011, there were 27,759,099 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2011

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$33,356	$34,830
Merchandise Inventories	182,279	155,131
Prepaid Expenses	5,262	4,837
Other Current Assets	8,845	8,007

Total Current Assets	229,742	202,805
Property and Equipment, net	39,788	35,314
Other Assets	4,277	4,171

Total Assets	$273,807	$242,290

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$40,973	$33,744
Customer Deposits and Store Credits	19,506	12,039
Accrued Compensation	1,499	2,460
Sales and Income Tax Liabilities	3,175	2,859
Other Current Liabilities	6,715	5,585

Total Current Liabilities	71,868	56,687

Deferred Rent	3,156	2,746
Deferred Tax Liability	1,914	2,352

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 27,754,984 and 27,472,680 outstanding, respectively)	28	27
Additional Capital	105,855	100,531
Retained Earnings	91,009	79,947
Accumulated Other Comprehensive Loss	(23)	—

Total Stockholders’ Equity	196,869	180,505

Total Liabilities and Stockholders’ Equity	$273,807	$242,290

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Sales	$175,460	$168,674	$335,140	$319,869
Cost of Sales	115,736	110,134	217,623	207,825

Gross Profit	59,724	58,540	117,517	112,044

Selling, General and Administrative Expenses	51,051	43,863	99,504	86,076

Operating Income	8,673	14,677	18,013	25,968

Interest and Other Income, net	(67)	(135)	(155)	(228)

Income Before Income Taxes	8,740	14,812	18,168	26,196

Provision for Income Taxes	3,453	5,719	7,104	10,135

Net Income	$5,287	$9,093	$11,064	$16,061

Net Income per Common Share—Basic	$0.19	$0.33	$0.40	$0.59

Net Income per Common Share—Diluted	$0.19	$0.32	$0.39	$0.57

Weighted Average Common Shares Outstanding:
Basic	27,687,617	27,385,644	27,630,250	27,334,753
Diluted	28,430,209	28,292,014	28,404,455	28,236,422

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010

Cash Flows from Operating Activities:
Net Income	$11,064	$16,061
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,992	2,580
Stock-Based Compensation Expense	1,935	1,532
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(27,185)	(9,804)
Accounts Payable	7,084	365
Customer Deposits and Store Credits	7,470	4,052
Prepaid Expenses and Other Current Assets	(1,642)	(1,803)
Other Assets and Liabilities	735	(390)

Net Cash Provided by Operating Activities	3,453	12,593

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(8,297)	(8,394)

Net Cash Used in Investing Activities	(8,297)	(8,394)

Cash Flows from Financing Activities:
Proceeds from the Exercise of Stock Options	2,116	1,321
Excess Tax Benefits on Stock Option Exercises	1,414	1,107
Common Stock Purchased Pursuant to Equity Compensation Plans	(140)	(133)

Net Cash Provided by Financing Activities	3,390	2,295
Effect of Exchange Rates on Cash and Cash Equivalents	(20)	—
Net (Decrease) Increase in Cash and Cash Equivalents	(1,474)	6,494
Cash and Cash Equivalents, Beginning of Period	34,830	35,675

Cash and Cash Equivalents, End of Period	$33,356	$42,169

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Lumber Liquidators Holdings, Inc. (the “Company”), a Delaware corporation, is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay and adhesives. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 250 store locations in primary or secondary metropolitan areas. At June 30, 2011, the Company operated 246 stores in 46 states and four stores in the greater Toronto area in Canada. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both the call center in Toano, Virginia, and the website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing line in Toano, Virginia, which, along with the call center, corporate offices, and the Toano distribution center, represent the “Corporate Headquarters.”

Organization and Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2010.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, including Lumber Liquidators, Inc. (“LLI”). All significant intercompany transactions have been eliminated in consolidation.

Results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, notes receivable, accounts payable and other liabilities approximate fair value because of the short-term nature of these items. Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board ASC 820 fair value hierarchy. The Company had cash equivalents of $12,060 at June 30, 2011 and $17,050 at December 31, 2010.

Comprehensive Income

The following table sets forth the computation of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income	$5,287	$9,093	$11,064	$16,061
Foreign Currency Translation Adjustments	(22)	—	(23)	—

Comprehensive Income	$5,265	$9,093	$11,041	$16,061

NOTE 2.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income	$5,287	$9,093	$11,064	$16,061

Weighted Average Common Shares Outstanding—Basic	27,687,617	27,385,644	27,630,250	27,334,753
Effect of Dilutive Securities:
Common Stock Equivalents	742,592	906,370	774,205	901,669

Weighted Average Common Shares Outstanding—Diluted	28,430,209	28,292,014	28,404,455	28,236,422

Net Income per Common Share—Basic	$0.19	$0.33	$0.40	$0.59

Net Income per Common Share—Diluted	$0.19	$0.32	$0.39	$0.57

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock Options	777,770	249,437	777,770	249,437
Restricted Stock Awards	8,496	—	8,496	—

NOTE 3.	RELATED PARTY TRANSACTIONS

As of June 30, 2011, the Company leased the Corporate Headquarters and 27 of its store locations from ANO, LLC, a company that is wholly owned by the Company’s founder and current chairman of the Board. The Company also leased one store location from Wood on Wood Road, Inc. and one store location from BMT Holdings, LLC. Wood on Wood Road, Inc. is wholly owned by the founder, and 50% of the membership interest of BMT Holdings, LLC is owned by the founder. Rental expense related to these companies for the three and six months ended June 30, 2011 was $686 and $1,362, respectively. Rental expense related to these companies for the three and six months ended June 30, 2010 was $674 and $1,318, respectively.

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

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Condensed Consolidated Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in our annual report filed on Form 10-K for the year ended December 31, 2010.

Overview and Trends

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States, based on industry sources and our experience. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. As of June 30, 2011, we sold our products through 246 Lumber Liquidators stores in 46 states, four stores in Canada, a call center, websites and catalogs.

Net Sales and Customer Demand. Net sales for the second quarter of 2011 increased 4.0% over the second quarter of 2010, and for the six months ended June 30, 2011, net sales increased 4.8% over the six months ended June 30, 2010. We believe our second quarter net sales were weak as value-conscious consumers became more price sensitive and cautious in their discretionary spending.

At our comparable stores1, our net sales decreased 7.9% and 6.2% comparing both the three and six months ended June 30, 2011 to the prior year periods, respectively, primarily as a result of reductions in the number of customers invoiced. Our average sale2 decreased slightly in the second quarter comparison, but increased in comparing the first six months of 2011 and 2010. We believe the number of customers invoiced has weakened in 2011 primarily as a result of greater consumer caution with regard to large ticket, discretionary purchases and the impact of opening new locations in existing markets. Within our average sale, the average retail price per unit sold has increased in comparing both the three and six month periods, indicating the average volume per sale, primarily measured in square feet, decreased. We believe our increase in average retail price per unit sold resulted from both continuing efforts to interest customers in premium products within our proprietary brands, and increased net sales of selected hardwoods in certain promotional periods, including our April “Big Sale” and the launch of our new Bellawood warranty.

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

Changes to comparable prior year results were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	increase (decrease)
Comparable Stores:
Net sales	(7.9%)	5.5%	(6.2%)	6.7%
Customers invoiced[1]	(7.5%)	7.0%	(8.6%)	13.1%

Average sale[2]	(0.4%)	(1.4%)	2.6%	(5.7%)
Average retail price per unit sold[3]	8.7%	(3.0%)	7.6%	(6.9%)

[1]	Approximated by applying our average sale to total net sales at comparable stores.
[2]	Average sale is calculated on a total company basis.
[3]	Average retail price per unit sold is calculated on a total company basis and excludes certain service revenue, which consists primarily of freight charges for in-home delivery.

Store Base Growth. New store locations continue to drive our net sales growth, with our non-comparable stores contributing $20.7 million and $36.1 million in net sales for the three and six month periods ended June 30, 2011. In comparing 2011 to 2010, we have a greater number of non-comparable stores. In addition, the number of stores opened each quarter over the last two years has not been consistent, and as a result, the average maturity of a non-comparable store in the first six months of 2011 as measured in months of operation was approximately 20% less than in the first six months of 2010. At our non-comparable locations, monthly net sales are expected to increase with maturity, resulting in a progressively more favorable impact on operating margin.

In the first six months of 2011, we opened 27 new store locations, including 23 in the United States and our first four stores in Canada. Domestically, we opened 14 locations in existing markets. In Canada, the four new locations were in the greater Toronto area. In the first six months of 2010, we opened 17 new store locations, with seven in existing markets.

In the second half of 2011, we now expect to open between 13 and 17 new store locations, for a total of 40 to 44 new store locations in 2011. For the full year 2010, we opened 37 new stores, including 14 in new markets. We have opened 82 of our 250 store locations in the 24 months after June 30, 2009, and our recent store opening activity is as follows:

	2011	2010
Number of stores at January 1	223	186
New U.S. stores opened during the first quarter	13	11
New Canadian stores opened during the first quarter	3	—

Number of stores at March 31	239	197
New U.S. stores opened during the second quarter	10	6
New Canadian stores opened during the second quarter	1	—

Number of stores at June 30	250	203

Sourcing Initiatives. In 2011, we began a process which will continually challenge the structure of our sourcing relationships with our vendor-mill partners. We believe this multi-phased, multi-year process will ultimately strengthen our relationships with the best international and domestic partners, and eliminate weaker sources. Three primary phases are being, or are expected to be, implemented through 2012. We believe these sourcing initiatives will play a key role in maintaining the best combination of quality and value in our product assortment and will result in lower net product costs. The phases are as follows:

•

In the first phase, vendor-mill partners participate in specific promotions designed to create incremental customer traffic, share in the cost of certain continuing marketing programs, costs of product samples and new store locations, and offer discounts based on purchase volume. In the first six months of 2011, we believe these initiatives benefited operating margin through both expanded and more effective promotions, a net lower cost of certain products sold and a net reduction in certain selling, general and administrative (“SG&A”) expenses.

•

During the second phase, current and potential vendor-mill partners participate in competitive “line reviews” of specific merchandise categories. During these line reviews, management and vendor-mill partners evaluate breadth of assortment, quality, logistics and product cost, as well as those considerations defined in the first phase. During the second quarter of 2011, we completed the initial line review of the laminate merchandise category, generally broadening and diversifying our supply base while reducing the cost of the product, which will benefit our cost of laminates in the second half of 2011.

•

In the third phase, we seek to better control product cost through our own international sourcing operations and potentially utilizing our balance sheet to control raw material costs through scale not available to our vendor-mill partners, if such opportunities align with our strategic long-term goals.

Results of Operations

Net Sales

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net sales	$175,460	$168,674	$335,140	$319,869
Percentage increase	4.0%	17.9%	4.8%	19.8%
Comparable store net sales increase (decrease)	(7.9%)	5.5%	(6.2%)	6.7%

Net sales for the second quarter of 2011 increased $6.8 million over the second quarter of 2010 as a result of a $20.1 million increase in non-comparable store net sales partially offset by a $13.3 million decrease in comparable store net sales. Net sales for the six months ended June 30, 2011 increased $15.3 million over the same prior year period as a result of an increase of $35.2 million in non-comparable store net sales partially offset by a $19.9 million decrease in comparable store net sales. In addition to the items discussed in “Overview and Trends”, our net sales have been impacted by the following factors:

•

Net sales benefited from more consistent in-stock positions of certain key product lines, such as laminates, moldings and accessories. These product lines are included within our “never out of stock” program through which we have strengthened our in-stock commitment to our top selling products by region across all product lines. Our sales mix of moldings and accessories increased to 14.4% and 14.1% of total net sales in the three and six months ended June 30, 2011, respectively, from 13.9% and 13.6% in the three and six months ended June 30, 2010, respectively. Additionally, our sales mix of laminates increased to 23.2% and 23.8% of total net sales in the three and six months ended June 30, 2011, respectively, from 20.8% and 20.7% in the three and six months ended June 30, 2010, respectively.

•

We believe net sales in the first half of 2011, primarily in the first quarter, were adversely impacted by our reduced productivity subsequent to the August 2010 implementation of the first, and most significant, phase of our integrated information technology solution. Specifically, inconsistent servicing of new demand prior to a customer placing an order interrupted the normal sales cycle, resulting in either delayed or lost sales. We believe this adverse impact is contained to the first half of 2011.

•

Comparable store net sales benefited from the continued maturation of stores in operation for 13 to 36 months at June 30, 2011, where net sales increased 1.2% for the quarter, and 4.5% for the six month period. Net sales at these comparable stores generally increase faster than at our stores in operation for more than 36 months, which decreased 10.9% in the second quarter and 9.6% in the first six months of 2011. We believe our stores in operation for more than 36 months are more likely to be adversely impacted by the opening of non-comparable stores in an existing market. Excluding the net sales of markets which include a non-comparable store and at least one comparable store older than 36 months, net sales at these more mature stores decreased 6.9% in the second quarter of 2011 and 6.4% in the first six months of 2011.

Gross Profit and Gross Margin

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net Sales	$175,460	$168,674	$335,140	$319,869
Cost of Sales	115,736	110,134	217,623	207,825

Gross Profit	$59,724	$58,540	$117,517	$112,044
Gross Margin	34.0%	34.7%	35.1%	35.0%

Gross profit increased $1.2 million and $5.5 million, or 2.0% and 4.9%, for the three and six month periods ended June 30, 2011, respectively, from the comparable prior year periods. The change in gross margin in comparing the three and six months ended June 30, 2011, to those ended June 30, 2010, was primarily due to the following factors:

•

Our second quarter gross margin has historically been weaker than the first quarter due to our April Big Sale, our broadest chain-wide sale, featuring liquidation deals, odd-lots, and promotional pricing on certain products within our everyday assortment. The 2011 event concluded in May due to the shift in the Easter holiday, slightly more than a week later than the conclusion of the 2010 event. In 2011, both our net sales and open orders during the event increased over the prior year.

•

Our second quarter net sales in the weeks prior and subsequent to our April Big Sale were weaker in 2011 than in 2010. As a result, a greater proportion of our 2011 second quarter net sales, particularly those in April and May, were a result of the April Big Sale, and therefore, at more promotional prices. We believe this adversely impacted our second quarter gross margin by approximately 40 basis points.

•	Our sourcing initiatives benefited gross margin approximately 50 basis points and 60 basis points during the three and six months ended June 30, 2011, respectively.

•

Sales mix shifts expanded gross margin by approximately 50 basis points and 65 basis points in the three and six months ended June 30, 2011, respectively. Gross margin continued to benefit from increased sales of moldings and accessories. In addition, gross margin benefited from increased sales of certain premium products within our laminate and bamboo lines, due to both our commitment to in-stock positions and vendor-supported promotions. Gross margin also benefited from a decrease in the sales mix of certain hardwood products that carry a lower than average gross margin.

•

Higher net transportation costs reduced gross margin by approximately 60 basis points and 70 basis points for the three and six months ended June 30, 2011, respectively. This adverse impact was primarily due to higher inbound transportation costs capitalized into our unit cost and an increase in the average cost per mile driven resulting from higher fuel costs. Partially offsetting these higher costs was a significant increase in direct shipments received by our stores, either through our China consolidation center or direct from the mill to the store. In the second quarter of 2011, 27.3% of our unit purchases were received directly at the store, up from 13.0% in the second quarter of 2010.

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

Operating Income and Operating Margin

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Gross Profit	$59,724	$58,540	$117,517	$112,044
SG&A Expenses	51,051	43,863	99,504	86,076

Operating Income	$8,673	$14,677	$18,013	$25,968
Operating Margin	4.9%	8.7%	5.4%	8.1%

Operating income for the second quarter ended June 30, 2011 decreased $6.0 million over the second quarter of 2010 as the $1.2 million increase in gross profit discussed above was fully offset by a $7.2 million increase in SG&A expenses. Operating income for the six months ended June 30, 2011 decreased $8.0 million over the same period in 2010 as the $5.5 million increase in gross profit discussed above was fully offset by a $13.4 million increase in SG&A expenses. The increases in SG&A expenses were principally due to the following factors:

•

Salaries, commissions and benefits increased $2.3 million and $4.9 million for the three and six months ended June 30, 2011, respectively, from the comparable prior year periods. As a percentage of net sales, salaries, commissions and benefits increased to 11.3% and 11.8% for the three and six months ended June 30, 2011, respectively, from 10.4% and 10.8% for the three and six months ended June 30, 2010, respectively, due primarily to the following:

•

Store base growth, including Canada, which increased salaries and commission expense as a percentage of net sales by approximately 65 basis points, in comparing both the second quarter and first six months of 2011 to 2010.

•

Increased benefit costs, including payroll taxes, insurance and other benefits, resulting in an increase as a percentage of net sales of approximately 35 basis points and 30 basis points, respectively, in comparing the second quarter and first six months of 2011 to 2010.

•	A greater commitment to in-store management and staffing at certain smaller stores, as well as an expanded training program.

•	Continued investment in our corporate infrastructure, partially offset by a reduction in our management bonus accrual.

•

Advertising expenses increased $1.9 million to $15.0 million, or 8.6% of net sales, for the three months ended June 30, 2011, from $13.2 million, or 7.8% of net sales, for the comparable prior year period. For the six months ended June 30, 2011, advertising expenses increased $2.4 million to $28.3 million, or 8.4% of net sales, up from 8.1% of net sales for the six months ended June 30, 2010. We continued to expand the breadth of certain promotional programs to provide a coordinated value of product, service and financing offerings. In the second quarter of 2011, we increased the number of promotional events in comparison to the second quarter of 2010, including the marketing surrounding the launch of the Bellawood 100-year transferable warranty.

•

Occupancy costs increased $1.0 million to $6.4 million, or 3.7% of net sales, in the three months ended June 30, 2011, from $5.4 million, or 3.2% of net sales, in the second quarter of 2010. For the six months ended June 30, 2011, occupancy costs increased $2.2 million to $12.9 million, or 3.8% of net sales, from $10.7 million, or 3.4% of net sales, for the first six months of 2010. These increases were primarily due to the 47 stores opened between June 30, 2010 and June 30, 2011, but also included approximately 10 to 15 basis points in additional warehousing and distribution, including in Canada, for both the three and six months ended June 30, 2011.

•

Depreciation and amortization expenses were $2.1 million and $4.0 million in the three and six months ended June 30, 2011, respectively. As a percentage of net sales, depreciation and amortization expenses were 1.2% in both the three and six months ended June 30, 2011, and 0.7% and 0.8% in the three and six months ended June 30, 2010, respectively. The increase is primarily related to our integrated information technology solution, which we generally began depreciating in August 2010.

•

Stock-based compensation expense was 0.6% of net sales for both the three and six months ended June 30, 2011, compared to 0.5% of net sales for the comparable periods in the prior year. The increase as a percentage of net sales is primarily due to equity granted to certain newly-hired executives.

•

Other SG&A expenses increased $1.1 million and $1.9 million for the three and six months ended June 30, 2011, respectively, from the comparable prior year periods. As a percentage of net sales, these expenses were 3.8% in both the three and six months ended June 30, 2011, and 3.3% and 3.4%, respectively, for the three and six months ended June 30, 2010. The increase was primarily due to store-base growth, certain bankcard discount rate fees, which increased due to greater consumer preference for certain extended-term promotional programs, and other professional services, including support of our integrated information technology solution.

•

Our sourcing initiatives resulted in a net reduction in SG&A expenses of approximately 10 to 15 basis points for the second quarter of 2011 and 20 to 30 basis points for the six months ended June 30, 2011.

Provision for Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Provision for income taxes	$3,453	$5,719	$7,104	$10,135
Effective tax rate	39.5%	38.6%	39.1%	38.7%

The effective income tax rate increases in comparing 2011 to 2010 are primarily due to increases in certain reserves and higher state income taxes.

Net Income

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net Income	$5,287	$9,093	$11,064	$16,061
As a percentage of net sales	3.0%	5.4%	3.3%	5.0%

Net income decreased 41.9% comparing the second quarter of 2011 to 2010, and decreased 31.1% comparing the six months ended June 30, 2011 to the six months ended June 30, 2010.

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

Liquidity and Capital Resources

Our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Our principal sources of liquidity are $33.4 million of cash and cash equivalents at June 30, 2011, our cash flow from operations, and our $25.0 million of availability under a revolving credit facility. We expect to use this liquidity for general corporate purposes, including providing additional long-term capital to support the growth of our business (primarily through opening new stores) and maintaining our existing stores. We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

In 2011, we now expect capital expenditures to total between $15 million and $17 million. In addition to general capital requirements, we intend to:

•	open between 40 and 44 new store locations;

•	continue to invest in our integrated information technology solution;

•	continue remodeling existing store showrooms;

•	invest in our finishing line; and

•	continue to enhance the online customer experience through our website.

Cash and Cash Equivalents

During the first six months of 2011, cash and cash equivalents decreased $1.5 million to $33.4 million. The decrease of cash and cash equivalents was primarily due to $3.5 million of net cash provided by operating activities and $3.5 million in proceeds from the exercise of stock options, offset by the use of $8.3 million to purchase property and equipment.

During the first six months of 2010, cash and cash equivalents increased $6.5 million to $42.2 million. The increase of cash and cash equivalents was primarily due to $12.6 million of net cash provided by operating activities and $2.4 million in proceeds from the exercise of stock options, partially offset by the use of $8.4 million to purchase property and equipment.

Merchandise Inventories

Merchandise inventories at June 30, 2011 increased $27.2 million from December 31, 2010, as an increase in available for sale inventory of $21.6 million combined with an increase in inbound in-transit inventory of $5.6 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products.

Merchandise inventories and available inventory per store in operation were as follows:

	As of June 30, 2011	As of December 31, 2010	As of June 30, 2010
		(in thousands)
Inventory – Available for Sale	$157,734	$136,179	$118,637
Inventory – Inbound In-Transit	24,545	18,952	24,509

Total Merchandise Inventories	$182,279	$155,131	$143,146

Available Inventory Per Store	$631	$611	$584

The increase in available inventory per store is primarily due to weaker than expected net sales. However, available inventory levels are also higher in certain merchandise categories, including moldings and accessories, certain engineered and exotic hardwoods and liquidation deals due to a combination of our commitment to strengthening in-stock positions, new product launches and opportunistic purchases designed for future periods. We continue to expect our available inventory per store at December 31, 2011 to be lower than the level at December 31, 2010.

Cash Flows

Operating Activities. Net cash provided by operating activities was $3.5 million for the six months ended June 30, 2011, and $12.6 million for the six months ended June 30, 2010. Net cash provided by operating activities decreased primarily due to a larger build in merchandise inventories net of the change in accounts payable, partially offset by net changes in other working capital items.

Investing Activities. Net cash used in investing activities was $8.3 million for the six months ended June 30, 2011 and $8.4 million for the six months ended June 30, 2010. Net cash used in investing activities for the first six months of 2011 and 2010 included $2.2 million and $4.6 million, respectively, in capital purchases of computer software relating to our integrated information technology solution. In addition, net cash used in investing activities during the first half of both 2011 and 2010 included capital purchases of store fixtures, equipment and leasehold improvements for stores opened, relocated or remodeled in the first six months, routine capital purchases of computer hardware and software, and certain leasehold improvements in our Corporate Headquarters.

Financing Activities. Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2011 and $2.3 million for the six months ended June 30, 2010, primarily attributable to proceeds from the exercise of stock options.

External Factors Impacting Our Business

Our Market. The wood flooring market for homeowners is highly fragmented and dependent on home-related discretionary spending, which is influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. We are impacted by home remodeling activity, employment levels, housing turnover, real estate prices, new housing starts, consumer confidence, credit availability and the general health of consumer discretionary spending. Many of the economic indicators associated with the wood flooring market and more generally associated with consumer discretionary spending are weak. Though we believe we have periodically seen signs of stabilization, the wood flooring market is likely to remain in a weakened state during 2011. The pressures challenging large-ticket purchasing decisions may continue to be volatile into the second half of the year, potentially resulting in continued consumer caution. We believe the number of independent retailers serving the homeowner-based segment of the wood flooring market will continue to decline, however, presenting us with an opportunity for market share growth, primarily through store base expansion.

Antidumping and Countervailing Duties Investigation. In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a Petition for the Imposition of Antidumping and Countervailing Duties (the “Petition”) with the United States Department of Commerce (the “DOC”) and the United States International Trade Commission (the “ITC”) against imports of multilayered wood flooring from China. In December 2010, the ITC made a preliminary determination that there is a reasonable indication that imports of multilayered wood flooring from China have caused injury to the domestic suppliers and, as a result, the DOC continued its investigation. Approximately 7% to 9% of our net sales in 2010 were products that currently fall within the scope of the investigation.

On March 22, 2011, the DOC announced its preliminary determination in the countervailing duty investigation that Chinese producers have received subsidies ranging from zero to 27.01%. More specifically, two producers received a subsidy rate of zero, 127 companies received a rate of 27.01% due to their failure to respond to requests for information, and all other Chinese producers/exporters received a rate of 2.25%. These preliminary rates became effective April 6, 2011.

On May 20, 2011, the DOC announced its preliminary determination in the antidumping duty investigation and imposed dumping rates ranging from zero to 82.65%. These rates became effective May 26, 2011. Subsequently, on June 20, 2011, the DOC determined that it made significant ministerial errors in calculating the preliminary antidumping rates. Accordingly, the rates were amended such that they ranged from zero to 27.12%. More specifically, three producers received a dumping rate of zero, 73 producers received a rate of 6.78%, and all other Chinese producers/exporters received a rate of 27.12%.

Importers of products within the current scope of the investigation are required to pay these duties into escrow pending final determinations by both the DOC and the ITC. At the final determination, if the rates are increased, the new rates will apply prospectively but not retroactively. If the final rates are lower than the preliminary rates, the new rates will be applied prospectively and rebates may be pursued though subsequent proceedings. Currently, our suppliers of the subject products are exposed to countervailing duties of either zero or 2.25%, and antidumping duties of either zero or 6.78%. Based on these rates and our current sourcing structure, this matter is not expected to have a material adverse effect on our results of operations, financial position or cash flows.

The DOC is currently scheduled to make its final determination in October 2011 and the ITC is scheduled to make its final injury determination in November 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or other financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our critical accounting policies and estimates since our annual report on Form 10-K for the year ended December 31, 2010.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: July 26, 2011	By:	/s/ Daniel E. Terrell
Daniel E. Terrell
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002

101*	The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows (iv) Notes to Condensed Consolidated Financial Statements

*	Furnished herewith.