Form 10-Q
period 2011-09-30
Lumber Liquidators Holdings, Inc.
filed 2011-10-27
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as  defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 26, 2011, there were 27,761,062 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2011

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2011		December 31, 2010
	(unaudited	)
Assets
Current Assets:
Cash and Cash Equivalents	$37,817		$34,830
Merchandise Inventories	160,847		155,131
Prepaid Expenses	5,138		4,837
Other Current Assets	6,409		8,007

Total Current Assets	210,211		202,805
Property and Equipment, net	41,357		35,314
Goodwill	9,523		1,050
Other Assets	3,118		3,121

Total Assets	$264,209		$242,290

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$19,476		$33,744
Customer Deposits and Store Credits	18,992		12,039
Accrued Compensation	1,632		2,460
Sales and Income Tax Liabilities	4,877		2,859
Other Current Liabilities	8,819		5,585

Total Current Liabilities	53,796		56,687
Deferred Rent	3,298		2,746
Deferred Tax Liability	2,726		2,352
Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 27,761,062 and 27,472,680 outstanding, respectively)	28		27
Additional Capital	106,917		100,531
Retained Earnings	97,744		79,947
Accumulated Other Comprehensive Loss	(300)		—

Total Stockholders’ Equity	204,389		180,505

Total Liabilities and Stockholders’ Equity	$264,209		$242,290

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Sales	$171,993	$147,192	$507,133	$467,061
Cost of Sales	110,745	95,431	328,368	303,256

Gross Profit	61,248	51,761	178,765	163,805
Selling, General and Administrative Expenses	50,327	44,909	149,832	130,985

Operating Income	10,921	6,852	28,933	32,820
Interest and Other Income, net	(148)	(143)	(303)	(371)

Income Before Income Taxes	11,069	6,995	29,236	33,191
Provision for Income Taxes	4,334	2,711	11,438	12,846

Net Income	$6,735	$4,284	$17,798	$20,345

Net Income per Common Share—Basic	$0.24	$0.16	$0.64	$0.74

Net Income per Common Share—Diluted	$0.24	$0.15	$0.63	$0.72

Weighted Average Common Shares Outstanding:
Basic	27,759,306	27,420,415	27,673,741	27,363,621
Diluted	28,327,375	28,234,339	28,379,234	28,236,042

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$17,798	$20,345
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,129	3,993
Stock-Based Compensation Expense	3,002	2,355
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(5,789)	(23,621)
Accounts Payable	(14,184)	(11,135)
Customer Deposits and Store Credits	6,967	11,503
Prepaid Expenses and Other Current Assets	(2,866)	(1,671)
Other Assets and Liabilities	4,960	1,188

Net Cash Provided by Operating Activities	16,017	2,957
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(11,637)	(14,127)
Cash Paid for Acquisition	(4,725)	—

Net Cash Used in Investing Activities	(16,362)	(14,127)
Cash Flows from Financing Activities:
Proceeds from the Exercise of Stock Options	2,116	1,321
Excess Tax Benefits on Stock Option Exercises	1,421	1,110
Common Stock Purchased Pursuant to Equity Compensation Plans	(151)	(149)

Net Cash Provided by Financing Activities	3,386	2,282

Effect of Exchange Rates on Cash and Cash Equivalents	(54)	—
Net Increase (Decrease) in Cash and Cash Equivalents	2,987	(8,888)
Cash and Cash Equivalents, Beginning of Period	34,830	35,675

Cash and Cash Equivalents, End of Period	$37,817	$26,787

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

NOTE 1.	BASIS OF PRESENTATION

Lumber Liquidators Holdings, Inc. (the “Company”), a Delaware corporation, is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay and adhesives. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 256 store locations in primary or secondary metropolitan areas. At September 30, 2011, the Company operated 251 stores in 46 states and five stores in the greater Toronto area in Canada. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both the call center in Toano, Virginia, and the website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing line in Toano, Virginia, which, along with the call center, corporate offices, and the Toano distribution center, represent the “Corporate Headquarters.”

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

Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	ACQUISITION

On September 28, 2011, the Company entered into an agreement to acquire certain assets of Sequoia Floorings Inc. (“Sequoia”) relating to Sequoia’s quality control and assurance, product development, claims management and logistics operations in China. In connection with the agreement, the Company expects to retain certain key Sequoia personnel in Shanghai, China and assume direct control of sourcing previously managed by Sequoia. Through September 28, 2011, Sequoia, a trading company, provided sourcing services on approximately 90% of the Company’s 2011 merchandise purchases from Asia, which represented approximately 42% of the Company’s total 2011 merchandise purchases. The acquisition strengthens the Company’s mill direct relationships pursuant to its long-term sourcing strategy, and allows for a coordinated and efficient transition to direct servicing of mill relationships by an experienced team of quality and product development experts. As part of the transaction, the Company established a representative office in Shanghai in October 2011.

The acquisition agreement included a purchase price of approximately $8.3 million, of which approximately $4.7 million was paid in cash. Selling, general and administrative expenses in the condensed consolidated statements of income include acquisition-related expenses of approximately $0.5 million, generally considered non-deductible for tax purposes, for the three months ended September 30, 2011.

The purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $8.5 million, of which all is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities and direct servicing of mill relationships. Other liabilities primarily consist of reserves for warranty claims related to mills previously managed by Sequoia. The total purchase price has been preliminarily allocated to the net tangible and intangible assets as follows:

Property and Equipment	$97
Other Assets	170
Other Liabilities	(427)
Goodwill	8,473

Fair Value of Purchase Consideration	$8,313

NOTE 3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments such as cash and cash equivalents, notes receivable, accounts payable and other liabilities approximate fair value because of the short-term nature of these items. Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board ASC 820 fair value hierarchy. The Company had cash equivalents of $11,062 at September 30, 2011 and $17,050 at December 31, 2010.

NOTE 4.	COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income	$6,735	$4,284	$17,798	$20,345
Foreign Currency Translation Adjustments	(277)	—	(300)	—

Comprehensive Income	$6,458	$4,284	$17,498	$20,345

NOTE 5.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income	$6,735	$4,284	$17,798	$20,345

Weighted Average Common Shares Outstanding—Basic	27,759,306	27,420,415	27,673,741	27,363,621
Effect of Dilutive Securities:
Common Stock Equivalents	568,069	813,924	705,493	872,421

Weighted Average Common Shares Outstanding—Diluted	28,327,375	28,234,339	28,379,234	28,236,042

Net Income per Common Share—Basic	$0.24	$0.16	$0.64	$0.74

Net Income per Common Share—Diluted	$0.24	$0.15	$0.63	$0.72

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock Options	785,685	287,017	785,685	287,017
Restricted Stock Awards	41,061	1,885	41,061	1,885

NOTE 6.	RELATED PARTY TRANSACTIONS

As of September 30, 2011, the Company leased the Corporate Headquarters and 24 of its store locations from ANO LLC, a company that is wholly owned by the Company’s founder and current chairman of the Board. The Company also leased one store location from Wood on Wood Road, Inc. and one store location from BMT Holdings, LLC. Wood on Wood Road, Inc. is wholly owned by the founder, and 50% of the membership interest of BMT Holdings, LLC is owned by the founder. Rental expense related to these companies for the three and nine months ended September 30, 2011 was $683 and $2,045, respectively. Rental expense related to these companies for the three and nine months ended September 30, 2010 was $660 and $1,978, respectively.

NOTE 7.	COMMITMENTS AND CONTINGENCIES

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

Overview and Trends

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States, based on industry sources and our experience. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. As of September 30, 2011, we sold our products through 251 Lumber Liquidators stores in 46 states, five stores in Canada, a call center, websites and catalogs.

Net Sales and Customer Demand. Net sales for the third quarter of 2011 increased 16.8% over the third quarter of 2010 and increased 8.6% comparing the nine months ended September 30, 2011 to the same period in 2010. New store locations remain the primary driver of our net sales increases in 2011. Net sales at comparable stores1 increased 3.0% in the third quarter of 2011 compared to the third quarter of 2010, and decreased 3.3% in comparing the nine month periods ending September 30, 2011 and September 30, 2010. We believe our customer, generally the homeowner, has remained cautious, price sensitive and promotionally-oriented with regard to large-ticket, discretionary purchases through the third quarter of 2011 and will remain so in the fourth quarter of 2011.

In comparing our third quarter 2011 net sales at comparable stores to the third quarter of 2010, we believe a 4.7% increase in our average sale2, to approximately $1,625, more than offset a 1.5% decrease in the number of customers invoiced at comparable stores3. Within our average sale, a 3.8% increase in the average retail price per unit sold4 reflects our customers’ growing preference for premium products across a range of merchandise categories, including laminate, bamboo and selected hardwoods. In addition, we saw a slight increase in the unit volume per average sale, primarily measured in square feet.

[1]	We generally consider a store comparable on the first day of the thirteenth full calendar month after opening.
[2]

Average sale, calculated on a total company basis, is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).

[3]	Approximated by applying our average sale to total net sales at comparable stores.
[4]	Average retail price per unit sold is calculated on a total company basis and excludes certain service revenue, which consists primarily of freight charges for in-home delivery.

Changes to comparable prior year results were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	increase (decrease)
Comparable Stores:
Net sales	3.0%	(5.7%)	(3.3%)	2.4%
Customers invoiced	(1.5%)	(5.2%)	(6.5%)	6.8%

Average sale	4.7%	(0.6%)	3.4%	(4.1%)
Average retail price per unit sold	3.8%	0.3%	6.5%	(4.2%)

We believe our net sales in the third quarter of 2010 were adversely impacted by our reduced productivity subsequent to the August 2010 implementation of our integrated information technology solution.

Sourcing Initiatives. In 2011, we began a process which will continually challenge the structure of our sourcing relationships with our vendor-mill partners and ultimately strengthen our relationships with the best international and domestic partners, and eliminate weaker sources. We believe these sourcing initiatives will play a key role in maintaining the best combination of quality and value in our product assortment and will result in lower net product costs. This will enable us to strengthen the value proposition to our customer. These initiatives are segregated into three primary phases, implemented independently, over a multi-year time frame. These phases include:

•

Vendor-mill partners participate to varying levels in a range of continuing programs, including specific promotions designed to create incremental customer traffic, volume based discounts and sharing of certain costs, including marketing, product samples and new store openings.

•

Current and potential vendor-mill partners participate in competitive “line reviews” of specific merchandise categories. During these line reviews, management and vendor-mill partners primarily evaluate breadth of assortment, quality, logistics and product cost. As a result of these efforts, we expect to ultimately broaden and diversify our supply base, increase product quality and reduce product cost.

•

Through our own international sourcing operations and working directly with our vendor-mill partners, we can better control product cost and quality, enhance forecasting and broaden our product assortment. As aligned with our strategic long-term goals, utilize our balance sheet to control raw material costs through scale not available to our vendor-mill partners.

All three phases are being initially implemented in 2011, including the completion of the laminate and engineered hardwood line reviews. We expect to source all products in China through direct-to-mill relationships in periods subsequent to the completion of our acquisition agreement with Sequoia Floorings Inc. (“Sequoia”).

In late September 2011, we entered into an agreement to acquire certain assets of Sequoia relating to Sequoia’s quality control and assurance, product development, claims management and logistics operations in China. In connection with the agreement, we expect to retain certain key Sequoia personnel in Shanghai, China and assume direct control of sourcing previously managed by Sequoia. The acquisition strengthens our mill direct relationships, and allows for a coordinated and efficient transition to direct servicing of mill relationships by an experienced team of quality and product development experts. Through September 30, 2011, Sequoia, a trading company, provided sourcing services on approximately 90% of our 2011 merchandise purchases from Asia, which represented approximately 42% of our total 2011 merchandise purchases.

Store Base Growth. New store locations continue to drive our net sales growth, with our non-comparable stores contributing $21.4 million and $57.6 million in net sales for the three and nine month periods ended September 30, 2011, respectively. We have a greater number of non-comparable stores in comparing 2011 to 2010. In addition, due to a greater number of stores opened early in 2011, the average maturity of a non-comparable store in the three and nine months of 2011 as measured in months of operation was approximately 5% and 14% less than in the three and nine months of 2010, respectively. At our non-comparable locations, monthly net sales are expected to increase with maturity, resulting in a progressively more favorable impact on operating margin.

In the first nine months of 2011, we opened 33 new store locations, including 28 in the United States and our first five stores in Canada. In Canada, the five new locations were in the greater Toronto area. In existing domestic markets, we opened 15 locations in 2011, up from nine locations in the first nine months of 2010.

We expect to open seven to nine new store locations in the fourth quarter of 2011, for a total of 40 to 42 new store locations in 2011. For the full year 2010, we opened 37 new stores, including 14 in new markets. We have opened 79 of our 256 store locations in the 24 months after September 30, 2009, and our recent store opening activity is as follows:

	2011	2010
Number of stores at January 1	223	186
New U.S. stores opened during the first quarter	13	11
New Canadian stores opened during the first quarter	3	—

Number of stores at March 31	239	197
New U.S. stores opened during the second quarter	10	6
New Canadian stores opened during the second quarter	1	—

Number of stores at June 30	250	203
New U.S. stores opened during the third quarter	5	10
New Canadian stores opened during the third quarter	1	—

Number of stores at September 30	256	213

Results of Operations

Net Sales

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net Sales	$171,993	$147,192	$507,133	$467,061
Percentage increase	16.8%	4.7%	8.6%	14.6%
Comparable store net sales increase (decrease)	3.0%	(5.7)%	(3.3%)	2.4%

Net sales for the third quarter of 2011 increased $24.8 million over the third quarter of 2010 as a result of a $4.5 million increase in comparable store net sales and a $20.3 million increase in non-comparable store net sales. Net sales for the nine months ended September 30, 2011 increased $40.1 million over the same prior year period as a result of an increase of $55.5 million in non-comparable store net sales partially offset by a $15.4 million decrease in comparable store net sales. In addition to the items discussed in “Overview and Trends”, our net sales have been impacted by the following factors:

•

Net sales benefited from more consistent in-stock positions of certain key product lines, such as laminates, moldings and accessories. These product lines are included within our “never out of stock” program through which we have strengthened our in-stock commitment to our top selling products by region across all product lines. Our sales mix of moldings and accessories increased to 14.9% and 14.4% of total net sales in the three and nine months ended September 30, 2011, respectively, from 14.0% and 13.8% in the three and nine months ended September 30, 2010, respectively.

•

Net sales in the third quarter of 2010 were adversely impacted by our reduced productivity subsequent to the August 2010 implementation of our integrated information technology solution. Specifically, inconsistent servicing of new demand prior to a customer placing an order interrupted the normal sales cycle, resulting in either delayed or lost sales.

•

Comparable store net sales benefited from the continued maturation of stores in operation for 13 to 36 months at September 30, 2011, where net sales increased 15.5% for the quarter, and 8.4% for the nine month period. Net sales at these comparable stores generally increase faster than our more mature stores.

•

We believe our stores in operation for more than 36 months are more likely to be adversely impacted by the opening of non-comparable stores in an existing market. While the net sales at the older comparable stores may decrease in comparison to the prior year period, we generally see a significant increase in the total net sales of the overall market. Excluding the net sales of markets which include a non-comparable store and at least one comparable store older than 36 months, we believe our comparable store net sales would have increased 580 basis points in comparing the third quarter of 2011 to 2010, and 440 basis points in comparing the nine month period ended September 30, 2011 to 2010.

Gross Profit and Gross Margin

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net Sales	$171,993	$147,192	$507,133	$467,061
Cost of Sales	110,745	95,431	328,368	303,256

Gross Profit	$61,248	$51,761	$178,765	$163,805
Gross Margin	35.6%	35.2%	35.3%	35.1%

Gross profit increased $9.5 million and $15.0 million, or 18.3% and 9.1%, for the three and nine month periods ended September 30, 2011, respectively, from the comparable prior year periods. The change in gross margin in comparing the three and nine months ended September 30, 2011, to those ended September 30, 2010, was primarily due to the following factors:

•

Sales mix shifts reduced gross margin by approximately 30 basis points in the three months ended September 30, 2011, and expanded gross margin by approximately 50 basis points in the nine months then ended. Third quarter gross margin continued to benefit from increased sales of moldings and accessories, engineered hardwoods and certain premium products within our laminate and bamboo lines. However, these benefits were more than offset by sales of certain hardwood products which carry a lower than average gross margin, including Bellawood and certain hardwoods at entry level retail price points.

•	Our sourcing initiatives benefited gross margin approximately 80 basis points and 65 basis points during the three and nine months ended September 30, 2011, respectively.

•

Net transportation costs from the vendor-mill to the first sales floor, including through our warehouses, reduced gross margin by approximately 10 basis points and 50 basis points for the three and nine months ended September 30, 2011, respectively. This adverse impact was primarily due to an increase in the average cost per mile driven resulting from higher fuel costs partially offset by fewer road miles traveled. Inbound transportation costs capitalized into our unit cost, primarily international container rates, were comparable to those in the third quarter of 2010, but remain adverse in comparing the nine month period ended September 30, 2011 to the same period in 2010.

•

Net transportation costs are generally lower when product is received directly by our stores, shipped either direct from the mill or through our China consolidation center. In the nine months ended September 30, 2011, 22.9% of our purchases were received directly at the store, up from 16.4% in the comparable 2010 period. In the third quarter of 2011, however, our direct receipts decreased to 19.9% due to our coordinated efforts to reduce available inventory per store.

•

Less efficient unit flow following our system implementation in the third quarter of 2010, including expedited transportation, reduced gross margin for the third quarter of 2010 by approximately 30 basis points. In the third quarter of 2011, we had returned to full productivity.

•

Increased investment in our quality control procedures implemented in the fourth quarter of 2010, particularly those related to South American exotic hardwoods, increased certain product costs. We significantly strengthened our inspection efforts over milling in the country of origin. We believe that, over time, these efforts will benefit gross profit through a stronger customer value proposition.

Operating Income and Operating Margin

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Gross Profit	$61,248	$51,761	$178,765	$163,805
Selling, General & Administrative (“SG&A”) Expenses	50,327	44,909	149,832	130,985

Operating Income	$10,921	$6,852	$28,933	$32,820
Operating Margin	6.4%	4.7%	5.7%	7.0%

Operating income for the third quarter ended September 30, 2011 increased $4.1 million over the third quarter of 2010 as the $9.5 million increase in gross profit discussed above was partially offset by a $5.4 million increase in SG&A expenses. SG&A expenses for the third quarter of 2011 included $0.5 million in costs related to the Sequoia acquisition. SG&A expenses for the third quarter of 2010 included $0.5 million in incremental expenses related to our system implementation. Operating income for the nine months ended September 30, 2011 decreased $3.9 million over the same period in 2010 as the $15.0 million increase in gross profit discussed above was fully offset by an $18.9 million increase in SG&A expenses. The increases in SG&A expenses were principally due to the following factors:

•

Salaries, commissions and benefits increased $2.1 million comparing the third quarter of 2011 to 2010, but as a percentage of net sales, decreased to 11.3% from 11.8%. This decrease was primarily a result of our warehouse operations returning to at least productivity levels experienced prior to our system implementation and a reduction in our management bonus accrual, partially offset by continued investment in our corporate infrastructure and higher total benefit costs. For the nine months ended September 30, 2011, salaries, commissions and benefits increased $7.0 million, and as a percentage of net sales, increased to 11.7% from 11.1%. This nine month increase as a percentage of net sales resulted primarily from the growth in our store base, the relative immaturity of our non-comparable stores, a greater commitment to in-store management and training, investment in our infrastructure and higher total benefit costs, partially offset by a reduction in our management bonus accrual.

•

Advertising expenses increased $0.1 million to $13.3 million, or 7.7% of net sales, for the three months ended September 30, 2011, from $13.2 million, or 9.0% of net sales, for the comparable prior year period. For the nine months ended September 30, 2011, advertising expenses increased $2.5 million to $41.6 million, or 8.2% of net sales, down from 8.4% of net sales for the nine months ended September 30, 2010. Though we continued to increase the spend for promotional and direct sales generation programs, we believe we have enhanced the related efficiency of those programs, and we were able to leverage our national advertising campaigns over a larger store base.

•

Occupancy costs increased $1.6 million to $7.2 million, or 4.2% of net sales, in the three months ended September 30, 2011, from $5.6 million, or 3.8% of net sales, in the third quarter of 2010. For the nine months ended September 30, 2011, occupancy costs increased $3.7 million to $20.1 million, or 4.0% of net sales, from $16.3 million, or 3.5% of net sales, for the first nine months of 2010. These increases were due to the 43 stores opened between September 30, 2010 and September 30, 2011, but also included additional warehousing and distribution, including in Canada.

•

Depreciation and amortization expenses were $2.1 million and $6.1 million in the three and nine months ended September 30, 2011, respectively. As a percentage of net sales, depreciation and amortization expenses were 1.2% in both the three and nine months ended September 30, 2011, and 1.0% and 0.8% in the three and nine months ended September 30, 2010, respectively. The increase is primarily related to our integrated information technology solution, which we generally began depreciating in August 2010.

•

Stock-based compensation expense was 0.6% of net sales for both the three and nine months ended September 30, 2011, compared to 0.6% and 0.5% in the three and nine months ended September 30, 2010, respectively.

•

Other SG&A expenses increased $0.7 million in comparing the third quarters of 2011 and 2010, but as a percentage of net sales, decreased to 4.2% from 4.4%. These expenses increased $2.7 million comparing the nine months ended September 30, 2011 to 2010, and increased as a percentage of net sales to 4.0% from 3.7% primarily due to certain professional services related to the maintenance of our integrated information technology solution and certain higher bankcard discount rates.

•

Our sourcing initiatives resulted in a net reduction in SG&A expenses of approximately 15 to 20 basis points for the third quarter of 2011 and approximately 20 to 30 basis points for the nine months ended September 30, 2011.

Provision for Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Provision for Income Taxes	$4,334	$2,711	$11,438	$12,846
Effective tax rate	39.2%	38.7%	39.1%	38.7%

The effective income tax rate increases in comparing 2011 to 2010 are primarily due to increases in certain reserves, higher state income taxes and certain non-deductible acquisition expenses.

Net Income

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net Income	$6,735	$4,284	$17,798	$20,345
As a percentage of net sales	3.9%	2.9%	3.5%	4.4%

Net income increased 57.2% comparing the third quarters of 2011 and 2010, and decreased 12.5% comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010.

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

Liquidity and Capital Resources

Our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Our principal sources of liquidity are $37.8 million of cash and cash equivalents at September 30, 2011, our cash flow from operations and our $25.0 million of availability under a revolving credit facility. We expect to use this liquidity for general corporate purposes, including providing additional long-term capital to support the growth of our business (primarily through opening new stores) and maintaining our existing stores. We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

In 2011, we now expect capital expenditures to total between $15 million and $16 million. In addition to general capital requirements, we have or intend to:

•	open between 40 and 42 new store locations;

•	continue to invest in our integrated information technology solution;

•	continue remodeling existing store showrooms;

•	invest in our finishing line; and

•	continue to enhance the online customer experience through our website.

Cash and Cash Equivalents

During the first nine months of 2011, cash and cash equivalents increased $3.0 million to $37.8 million. The increase of cash and cash equivalents was primarily due to $16.0 million of net cash provided by operating activities and $3.5 million in proceeds from the exercise of stock options, partially offset by the use of $4.7 million to acquire certain assets of Sequoia and $11.6 million to purchase property and equipment.

During the first nine months of 2010, cash and cash equivalents decreased $8.9 million to $26.8 million. The decrease of cash and cash equivalents was primarily due to $3.0 million of net cash provided by operating activities and $2.4 million in proceeds from the exercise of stock options, offset by the use of $14.1 million to purchase property and equipment.

Merchandise Inventories

Merchandise inventories at September 30, 2011 increased $5.7 million from December 31, 2010, as an increase in available for sale inventory of $13.7 million was partially offset by a decrease in inbound in-transit inventory of $8.0 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products.

Merchandise inventories and available inventory per store in operation were as follows:

	As of September 30, 2011	As of December 31, 2010	As of September 30, 2010
	(in thousands)
Inventory—Available for Sale	$149,859	$136,179	$142,734
Inventory—Inbound In-Transit	10,988	18,952	14,229

Total Merchandise Inventories	$160,847	$155,131	$156,963

Available Inventory Per Store	$585	$611	$670

Available inventory per store at September 30, 2011 is in line with our expectations and lower than previous 2011 quarters due primarily to our continued investment in product allocation and distribution, supported by better information from our integrated information technology solution. Available inventory per store at both December 31, 2010 and September 30, 2010 was elevated primarily due to reduced productivity as a result of the implementation of our integrated information technology solution. Inbound in-transit inventory at September 30, 2011 was generally lower due to the timing of, and certain terms within, our acquisition agreement with Sequoia, and is expected to return to historic levels in future periods.

Cash Flows

Operating Activities. Net cash provided by operating activities was $16.0 million for the nine months ended September 30, 2011, and $3.0 million for the nine months ended September 30, 2010. Net cash provided by operating activities increased due primarily to a reduction in merchandise inventories as discussed above, accounts payable and customer deposits and store credits, partially offset by changes in certain other assets and liabilities. The reduction in accounts payable is primarily related to payments of all outstanding balances owed to Sequoia in conjunction with the acquisition.

Investing Activities. Net cash used in investing activities was $16.4 million for the nine months ended September 30, 2011 and $14.1 million for the nine months ended September 30, 2010. Net cash used in investing activities for the first nine months of 2011 included the $4.7 million cash paid for the Sequoia acquisition. During the first nine months of 2011 and 2010, net cash used in investing activities included $3.2 million and $8.2 million, respectively, in capital purchases of computer software relating to our integrated information technology solution. In addition, net cash used in investing activities during the first nine months of both 2011 and 2010 included capital purchases of store fixtures, equipment and leasehold improvements for stores opened, relocated or remodeled in the first nine months, routine capital purchases of computer hardware and software, and certain leasehold improvements in our Corporate Headquarters.

Financing Activities. Net cash provided by financing activities was $3.4 million for the nine months ended September 30, 2011 and $2.3 million for the nine months ended September 30, 2010, primarily attributable to proceeds from the exercise of stock options.

External Factors Impacting Our Business

Our Market. The wood flooring market for homeowners is highly fragmented and dependent on home-related discretionary spending, which is influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. We are impacted by home remodeling activity, employment levels, housing turnover, real estate prices, new housing starts, consumer confidence, credit availability and the general health of consumer discretionary spending. Many of the economic indicators associated with the wood flooring market and more generally associated with consumer discretionary spending are weak. Though we believe we have periodically seen signs of stabilization, we expect the wood flooring market to remain in a weakened state during the remainder of 2011, and likely throughout 2012. The pressures challenging large-ticket purchasing decisions may continue to be volatile through the fourth quarter of 2011 and in 2012, and we expect the consumer to remain cautious and value conscious, responding primarily to specific promotions and calls to action. We believe the number of independent retailers serving the homeowner-based segment of the wood flooring market will continue to decline, however, presenting us with an opportunity for market share growth, primarily through store base expansion.

Antidumping and Countervailing Duties Investigation. In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a Petition for the Imposition of Antidumping and Countervailing Duties (the “Petition”) with the United States Department of Commerce (the “DOC”) and the United States International Trade Commission (the “ITC”) against imports of multilayered wood flooring from China. In December 2010, the ITC made a preliminary determination that there is a reasonable indication that imports of multilayered wood flooring from China have caused injury to the domestic suppliers and, as a result, the DOC continued its investigation. Approximately 7% to 9% of our net sales in 2010 were products that fall within the scope of the investigation.

On March 22, 2011, the DOC announced its preliminary determination in the countervailing duty (“CVD”) investigation that Chinese producers have received subsidies ranging from zero to 27.01%, with a rate of 2.25% for producers other than the mandatory respondents and the 124 “adverse facts available” producers who did not respond to requests for information. On May 20, 2011, the DOC announced its preliminary determination in the antidumping duty (“AD”) investigation and imposed dumping rates ranging from zero to 82.65%. Subsequently, on June 20, 2011, the DOC announced that it made significant ministerial errors in calculating the preliminary AD rates. Accordingly, the preliminary rates were amended such that they ranged from zero to 27.12%, with 73 Chinese producers receiving a preliminary rate of 6.78%.

On October 12, 2011, the DOC announced its final determinations in both the CVD and AD investigations in which it concluded that Chinese producers/exporters of the subject products received countervailing subsidies and sold product at less than fair value. With regard to the CVD rates, two producers received a subsidy rate of zero, 124 “adverse facts available” companies received a rate of 26.73%, and all other Chinese producers/exporters received a rate of 1.50%. As for the AD rates, one producer received a dumping rate of zero, one producer received a rate 2.63%, one producer received a rate of 3.98%, 74 producers received a rate of 3.31%, and all other Chinese producers/exporters received a rate of 58.84%. Based on these figures, our current suppliers of the applicable products are subject to CVD rates of either zero or 1.50%, and AD rates of either zero or 3.31%.

On November 9, 2011, the ITC is scheduled to make its final determination as to whether imports of multilayered wood flooring from China materially injure, or threaten material injury to, the domestic industry. If the ITC finds no such injury or threatened injury, no AD or CVD order will be issued and importers will be entitled to the return of duties previously paid. If the ITC finds such injury or threatened injury, AD and CVD orders will be issued at the final rates determined by the DOC. To the extent the final rates imposed, if any, are lower than the preliminary rates, rebates may be pursued though subsequent proceedings.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. Other than the risk factor described below, there have been no material changes to those risk factors since we filed our fiscal 2010 annual report on Form 10-K. The risks described in our annual report on Form 10-K and in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

The establishment of our Representative Office in China may present increased legal and operational risks.

In September 2011, we acquired certain assets of Sequoia relating to Sequoia’s quality control and assurance, product development and logistics operations in China. In connection with the transaction, we have established a representative office in Shanghai, China. We have limited experience with the legal and regulatory practices and requirements in China. As a result, we may incur additional costs in complying with applicable Chinese laws and regulations. Further, if we fail to comply with applicable laws and regulations, we could be subject to legal risk.

Through our representative office, we intend to assume direct control of sourcing previously managed by Sequoia in China. As we assume such control, we may not realize the benefits from the transaction that we expect or on the timetable that we currently anticipate. Moreover, as part of the transaction, we intend to retain certain key Sequoia personnel. If we lose the services of these key employees, and others who may staff our representative office, our ability to operate effectively in China may be harmed.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: October 27, 2011	By:	/s/ Daniel E. Terrell
Daniel E. Terrell
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002

101*	The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows (iv) Notes to Condensed Consolidated Financial Statements

*	Furnished herewith.