Form 10-K
period 2011-12-31
Lumber Liquidators Holdings, Inc.
filed 2012-02-22
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing sale price of such shares on New York Stock Exchange on June 30, 2011) was approximately $490 million. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of June 30, 2011 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 20, 2012:

Title of Class	Number of Shares
Common Stock, $0.001 par value	28,019,230

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s proxy statement for the 2012 annual meeting of stockholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2011.

LUMBER LIQUIDATORS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States with 256 stores operating in 46 states as of December 31, 2011. In addition, we opened our first stores in Canada during 2011, and as of December 31, 2011, seven stores served the greater Toronto area.

We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. We generally purchase our products directly from mills or associated brokers. We believe that our vertically integrated business model, operating as a single business segment, enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors.

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

We were founded in 1994. In November 2007, we completed our initial public offering and now the stock of Lumber Liquidators Holdings, Inc. trades on the New York Stock Exchange under the symbol “LL.” We are a Delaware corporation with a corporate headquarters in Toano, Virginia, where we also operate a distribution and finishing facility and our call center. Unless otherwise stated, references to “we,” “our” and “Lumber Liquidators” generally refers to Lumber Liquidators Holdings, Inc. and its consolidated subsidiaries.

Our Value Proposition

Our value proposition to the customer is a key driver of our business. Important components include:

•

Price. A fundamental part of our business model is to provide quality hardwood flooring at everyday low prices. We are able to maintain these prices across our product range because we generally purchase flooring directly from mills. In addition, we operate a low-cost store model with locations in areas that carry lower rent expense than many retail stores.

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

•

Quality. We believe that we have achieved a reputation for quality, and that our proprietary brands are recognized for excellence by our customers. We work directly with our supplier mills to source and produce flooring that will meet our high quality standards. We also currently finish at our Toano facility approximately 79% of our premium Bellawood products, which now carry a 100-year, transferable warranty. We maintain an in-house inspection and quality control function and enforce strict certification requirements for Bellawood supplier mills.

•

Availability. Since our founding, we have made it a priority to build long-term relationships with our key supplier mills. We believe that these direct supplier relationships are relatively unique in our industry; and, as we have grown, we believe our relationships with our suppliers have strengthened. We believe our commitment to merchandise inventory throughout our distribution network allows us to meet the delivery needs of our customers better than our competitors.

•

People. We position ourselves as hardwood flooring experts and believe our high level of customer service reflects this positioning. Key elements of our service include product education on species and construction so that our customers can select flooring that is best aligned with the use of the room, site conditions at the house and local climate factors. Our regional and store managers, supported by a call center staff, are trained to understand the characteristics and installation method for the broad range of hardwood flooring and accessories that we offer. Residential customers are generally less familiar with the range of products available and with the purchase process itself. As a result, we believe our attention to service provides a competitive advantage.

Our Growth Strategy

We intend to increase net sales and profitability by strengthening our position as a leading provider of hardwood flooring. In the last three years, we have grown primarily through share gains in a highly fragmented wood flooring market that we estimate has contracted approximately 13.5%. Our share gains have been through new store growth as home-related discretionary spending has been weakened by a difficult economic environment and we struggled internally with the implementation of our integrated information technology solution. We expect to continue to gain market share, and specific elements of our strategy for continued growth include the following:

•

Improve Market Breadth and Profitability. We believe there is a significant opportunity to expand our store base in both new and existing markets, domestic and international. We expect store base growth will drive market productivity and operational efficiencies.

•

Commitment to Merchandise Inventories. We believe our commitment to merchandise inventories enhances our value proposition and further distances us from the smaller, independent flooring retailers, thereby increasing our market share. We expect net sales growth will continue to benefit from a strong commitment to in-stock positions of our top selling products and an effective logistics network. We believe our profitability will increase from a continued investment in merchandise planning and allocation on a regional and store-level basis, coupled with further development of logistic initiatives.

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

Our Brands

We believe both Lumber Liquidators and Bellawood are well-known national brands. We have positioned Lumber Liquidators to represent an attractive value proposition to the customer, and believe we offer superior service and hardwood flooring expertise. Bellawood is our premium brand and we believe that it has a reputation as a high quality product. We also offer a large selection of hardwood flooring year-round at everyday low prices primarily under our other proprietary brands. We are committed to supporting our brands and products through diverse national marketing campaigns that reach a wide variety of potential customers.

Our Integrated Multi-Channel Sales Model

We have an integrated multi-channel sales model that enables our international store network, call center, website and catalogs to work together in a coordinated manner. We believe that due to the average size of the sale and the general infrequency of a hardwood flooring purchase, many of our customers conduct extensive research using multiple channels before making a purchase decision. Our sales strategy emphasizes customer service by providing superior, convenient, education tools for our customers to learn about our products and the installation process. Our website contains a broad range of information regarding our floors and accessories. We hire store associates who often have relevant industry experience and our call center is staffed by more than 60 flooring experts. Customers can order samples or catalogs and access product research and information through any of our sales channels.

Customers can purchase our complete assortment of products in our stores, or through our call center, website, a smartphone or a tablet, such as an iPad. The prices available on our website and from our call center are the same as the prices in our stores. Once an order is placed, customers may have their purchases delivered or pick them up at a nearby store location. We strive to use our various sales channels to make our customers’ transactions easy and efficient. Our average sale was approximately $1,560 in 2011. We define “average sale” as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).

Our Stores and Store Model

Our stores are designed to emphasize our products in a visually appealing showroom format, yet reflect our low-cost approach to doing business. As of December 31, 2011, we operated 256 stores in 46 states and seven stores in Canada. We have opened approximately 43% of our total store base in the past three years, including 40 stores in 2011.

We look for new store locations that are approximately 6,000 to 7,000 square feet, with approximately 1,000 to 1,200 square feet dedicated to the showroom selling area. With our significant brand marketing, we believe our store locations are a “must visit” destination for customers shopping for wood flooring. Our stores are typically located in areas that have lower rents than traditional retail locations, are accessible from major roadways and have significant visibility to passing traffic. We can adapt to a range of existing buildings, whether free-standing or in shopping centers. We enter into short leases, generally for base terms of five years, with renewal options to maximize our real estate flexibility. Most of our store showrooms have wall racks holding one-foot by two-foot display boards of our flooring products and larger sample squares serving as the showroom floor. We believe that our store design and locations reinforce our customers’ belief that they get a good deal when they buy from us.

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

Installation

Although we do not provide flooring installation, we have a national installation arrangement with The Home Service Store, Inc. (“HSS”), allowing us to make consistent installation services available in virtually every store in our chain. HSS manages fully insured and licensed providers of professional installation services that measure, deliver and install flooring at competitive prices. This arrangement allows us to increase service offerings to our customers, and we benefit from cross-promotional opportunities. Furthermore, we minimize risk associated with installation services and reduce time spent by store managers on installation service issues.

Financing

We offer our residential customers a financing alternative through a proprietary credit card, the Lumber Liquidators credit card, underwritten by GE Money Bank at no recourse to us. We generally utilize the credit program for promotional opportunities, including programs for up to 24 months of deferred interest with payments. Our customers may also use their Lumber Liquidators credit card to tender installation services provided by HSS.

We offer our commercial customers a financing alternative through the Lumber Liquidators Commercial Credit Program, A Credit Line for Pros. This program is underwritten by BlueTarp Financial, Inc., generally at no recourse to us. The commercial credit program also provides our professional customers a range of additional services that we believe add efficiency to their businesses.

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

Flooring samples of all the products we offer are available in our stores, our call center and our website. In addition, our iPhone and iPad app, The Floor Finder, gives consumers access to nearly 200 digital samples as well as a variety of tools designed to facilitate flooring purchase decisions, including visualizing any floor in their own home. The app also gives consumers flooring specifications, such as hardness and installation information. We are active in social media in order to connect to our consumers in the most convenient manner possible as well as build relationships with our satisfied customers. We have an active presence on Facebook, YouTube and three unique Twitter accounts.

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

We believe that our Lumber Liquidators brand is positioned based on price, selection, quality and service, while our Bellawood brand is known as a premium flooring brand within the marketplace. We establish and maintain our credibility primarily through the strength of our product and the attractiveness of our pricing. We believe that we have achieved a reputation for quality and low prices, and that our proprietary brands are recognized for excellence by our customers.

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

To increase brand awareness, we conduct ad campaigns on both a national and local level using both traditional and new media. We work with shows such as “Extreme Makeover: Home Edition” and HGTV’s “Dream Home Sweepstakes,” which use our products and enable potential customers to see both what our flooring will look like after installation and the relative ease with which it can be installed. In addition, we use targeted television advertising on cable networks such as Discovery Channel, HGTV, TLC, DIY Network and A&E Network. We engage in sports marketing by participating in opportunities with, among others, Major League Baseball and National Basketball Association teams. On the Internet, our advertising efforts include the use of banner advertising, sponsoring links on well-known search engines, having storefronts with large e-tailers and having a large network of online affiliate partners.

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

Our Products

We offer a complete assortment of wood flooring, generally sourced directly from the mill, that includes prefinished premium domestic and exotic hardwoods, engineered hardwoods, unfinished hardwoods, bamboo, cork and laminates, as well as resilient flooring. Our product offering is substantially comprised of our proprietary brands, led by our flagship Bellawood brand. Our hardwood flooring products are generally available in various widths and lengths. They are generally differentiated in terms of quality and price based on the species, grade of the hardwood and quality of finishing, in addition to the length of the warranty. Prefinished floors are finished in factories under controlled conditions and are ready to be enjoyed immediately after they are installed. We also offer a broad assortment of flooring enhancements and installation accessories, including moldings, noise-reducing underlay and adhesives, that complement our assortment of floor offerings. In total, we offer nearly 350 different flooring product stock-keeping units.

	2011	2010	2009
	Percentage of Net Sales:
Solid Hardwood	39%	43%	47%
Engineered Hardwood	11%	11%	10%
Laminates	24%	21%	18%
Moldings and Accessories	15%	14%	13%
Bamboo and Cork	10%	10%	11%
Other	1%	1%	1%

Total	100%	100%	100%

Solid Hardwood. Our proprietary solid hardwood products are milled from one thick piece of wood, which can be sanded and refinished numerous times. We offer flooring products made from more than 25 wood species, including both domestic woods, such as ash, beech, birch, hickory, northern hard maple, northern red oak, pine and American walnut, and exotic woods, such as bloodwood, cherry, cypress, ebony, koa, mesquite, mahogany, rosewood and teak. We sell these products either prefinished or unfinished. Our prefinished hardwoods typically carry a wear warranty from 25 to 100 years. In 2011, we increased the warranty on our Bellawood products from 50 to 100 years and added a warranty transfer option for homeowners.

Engineered Hardwood. Our proprietary engineered hardwood products are produced by bonding a layer of hardwood to a plywood or high-density fiber board backing. Like our solid hardwood floors, our engineered hardwood floors are offered in domestic and exotic wood species, and in either glue down or floating application. All of our engineered hardwood products are prefinished. Engineered flooring is designed primarily to be installed in areas where traditional hardwood is not conducive, such as slab construction, basements and areas where moisture may be a factor. Our engineered assortment typically carries a wear warranty of 30 to 50 years, and our Bellawood engineered products carry a 100-year, transferable warranty.

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

Moldings and Accessories. We offer a wide variety of wood flooring moldings and accessories. Moldings are a required finishing detail to every floor and we sell a complete selection that matches virtually all of our floors or can complement them. We also sell stair treads and risers in both finished and unfinished versions. Accessories include underlayments that are placed between the new floor and the sub-floor, insulating sound and cushioning the floors. In addition, we sell installation supplies (such as sealers, adhesives and trowels), floor cleaning supplies and butcher-block kitchen countertops.

Bamboo and Cork. Our proprietary bamboo products, harvested from the fast growing bamboo plant, are offered as a prefinished, natural or stained, solid or engineered floor. Our proprietary cork flooring is produced by harvesting the outer bark of the cork oak tree, and it is durable, acoustical and acts as an insulator. Our bamboo and cork flooring products carry wear warranties ranging from 10 to 30 years.

Finishing

In 2011, we finished approximately 79% of our Bellawood products at our finishing facility in Toano, Virginia, and we obtained the balance from qualified finishing suppliers in North America and South America. Bellawood products have one of the highest scuff resistant finishes in the industry as measured by the Taber Abrasion Test, an abrasion testing method designed to measure the abrasion resistance of protective floor finishes. We also finish small quantities of certain of our other products at our Toano facility. We continually invest in improving our process controls and product quality, and we believe that our existing finishing infrastructure at our Toano facility can support our planned growth over at least the next three years with limited capital expenditures to increase capacity.

Our Suppliers

We work directly with a select group of vendors and mills with whom we have cultivated relationships that provide for a consistent supply of high-quality product at the lowest prices. As part of ensuring the high-quality nature of our brands, we have developed demanding product standards. As we have grown, we believe our supplier relationships have strengthened, which we believe helps to ensure our access to a broad selection of products. Many suppliers have expanded to support our business. We select suppliers based on a variety of factors, including their ability to supply products that meet industry grading standards and our specifications.

We currently purchase products from approximately 120 domestic and international vendors, which are primarily mills or trading companies. Trading companies contract with mills, located primarily in China, to produce quality products to our specifications, work on our behalf to control quality at the mill locations and handle certain other matters. In 2011, one of the trading companies, Sequoia Floorings Inc. (“Sequoia”), provided services on approximately one-third of our merchandise purchases, primarily in Asia. In September 2011, we entered into an agreement to acquire certain assets of Sequoia relating to Sequoia’s quality control and assurance, product development, claims management and logistics operations in China. Our top 10 suppliers, including Sequoia, accounted for approximately 70% of our supply purchases in 2011. We believe that we are the largest customer for most of our suppliers, which we believe enables us to obtain better prices in some circumstances. We believe that alternative and competitive suppliers are available for most of our products. In 2011, approximately 42% of our product was sourced from Asia, 50% from North America, 7% from South America and 1% from other locations, including Europe and Australia. The majority of our foreign purchases are negotiated and paid for in U.S. dollars.

Distribution and Order Fulfillment

We operate a central distribution center located in Hampton, Virginia, supplemented by our facilities in Toano, Virginia. In addition, we operate a facility in Toronto, Canada, with both a store front and a small warehouse serving that metropolitan market. In 2011, approximately 77% of our purchases were received by central distribution and 23% were received directly at a store location, shipped from either a vendor-mill or our leased consolidation center in China. The China consolidation center allows Chinese mills to ship bulk quantities of products to the consolidation center in Shanghai, where our product allocation department determines an appropriate mix of a number of products to be packed in a single container and shipped directly to a store location.

We ship our products to our stores over the road by truck or over rail using an intermodal service. We generally expect each store to receive a truckload of product at least once per week. Further, we now work closely with certain suppliers to ship selected key product, including moldings and accessories, directly to our stores.

We continue to evaluate logistics alternatives to best service our store base. We believe that our existing facilities will continue to play an integral role in our strategy, and expect future expansion of alternatives, if any, to be leased locations, with related expense no earlier than mid-2012.

Our Market

According to Catalina Research, Inc. (“Catalina”), the hardwood flooring market represents approximately 10% of the overall U.S. floor coverings market, which includes carpet and area rugs, hardwood and softwood flooring, ceramic and stone floor and wall tile, resilient sheet and floor tile, and laminate flooring. Due to improvements in the quality and construction of certain products, ease of installation and lower average retail price points, hardwood flooring’s share of the overall U.S. floor coverings market continues to increase. Similar to the overall U.S. floor coverings market, we estimate that the hardwood flooring market has contracted approximately 13.5% since 2008.

Based on Catalina’s January 2012 Wood Flooring and December 2010 Floor Coverings Industry reports, we estimate that the 2011 retail value of U.S. hardwood and laminate flooring was approximately $3.5 billion and $1.8 billion, respectively, with the residential replacement market representing approximately 75% to 80%. Considering our sales mix of hardwood and laminate flooring, we estimate that we have increased our market share in 2011. Further, Catalina projects the hardwood flooring market will average annual growth of 4% per year 2012 through 2015.

The residential replacement wood flooring market is dependent on home-related, large-ticket discretionary spending, which is influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. The market is impacted by, among other things, home remodeling activity, employment levels, housing turnover, real estate prices, new housing starts, consumer confidence, credit availability and the general health of consumer discretionary spending. Many of the economic indicators associated with the wood flooring market and generally associated with consumer discretionary spending remain weak. Though we believe we have seen signs of stabilization at historically low levels, we expect the wood flooring market to remain in a weakened state throughout 2012.

We believe the number of independent retailers serving the homeowner-based segment of the wood flooring market continues to shrink under the difficult macroeconomic pressures. We believe our results have benefited from our gain of market share in this environment and that we will continue to gain market share, primarily through new store openings. We continue to believe that the longer term trends for our market remain favorable, including customer perception of hardwood flooring as an attractive alternative to other floor coverings, the evolution of the hardwood flooring market, overall home improvement spending and certain demographic trends.

Our Competition

We are the largest specialty retailer of hardwood flooring in the United States, and compete in a hardwood flooring market that is highly fragmented. Catalina estimates that Lumber Liquidators, Home Depot and Lowes together represent approximately 37% of hardwood flooring retail sales. The remainder of the market consists predominantly of regional and local independent retailers and smaller national chains which specialize in the lower-end, higher-volume flooring market and offer a wide range of home improvement products other than flooring. We also compete against smaller national specialty flooring chains, some of which have an Internet presence, and a large number of local and regional independent flooring retailers, including a large number of privately-owned single-site enterprises. Most of these retailers purchase their hardwood flooring from domestic manufacturers or distributors, and typically do not stock hardwood flooring, but order it only when the customer makes a purchase. As a result, we believe it takes these retailers longer than us to deliver their product to customers, and their prices tend to be higher than ours. We also compete against companies that sell other types of floor coverings, such as carpet, vinyl sheet and tile, ceramic tile, natural stone and others.

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

Our Employees

As of December 31, 2011, we had 1,302 employees, 97% of whom were full-time and none of whom were represented by a union. Of these employees, 68% work in our stores, 17% work in corporate store support infrastructure or similar functions (including our call center employees) and 15% work either on our finishing line or in our distribution center. We believe that we have good relations with our employees.

Intellectual Property and Trademarks

We have a number of marks registered in the United States, including Lumber Liquidators®, Bellawood®, 1-800-HARDWOOD®, 1-800-FLOORING®, Dura-Wood®, Quickclic®, Virginia Mill Works Co. Hand Scraped and

Distressed Floors®, Morning Star Bamboo Flooring®, Dream Home Laminate Floors®, Builder’s Pride®, Schön Engineered Floors®, Casa de Colour Collection® and other product line names. We have also registered certain marks in jurisdictions outside the United States, including the European Union, Canada, China, Australia and Japan. We regard our intellectual property as having significant value and these names are an important factor in the marketing of our brands. Accordingly, we take steps intended to protect our intellectual property including, where necessary, the filing of lawsuits and administrative actions to enforce our rights. We are not aware of any facts that could be expected to have a material adverse effect on our intellectual property.

Government Regulation

We are subject to extensive and varied federal, provincial, state and local government regulation in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, zoning and fire codes. We operate each of our stores, offices, finishing facility and distribution centers in accordance with standards and procedures designed to comply with applicable laws, codes and regulations.

Our operations and properties are also subject to federal, provincial, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and cleanup of contaminated properties, including off-site disposal locations. We do not incur significant costs complying with environmental laws and regulations. However, we could be subject to material costs, liabilities or claims relating to environmental compliance in the future, especially in the event of changes in existing laws and regulations or in their interpretation.

Our suppliers are subject to the laws and regulations of their home countries, including in particular laws regulating forestry and the environment. We consult with our suppliers as appropriate to ensure that they are in compliance with their applicable home country laws. We also support social and environmental responsibility among our supplier community and our suppliers agree to comply with our expectations concerning environmental, labor and health and safety matters. Those expectations include representations and warranties that our suppliers comply with the laws, rules and regulations of the countries in which they operate.

Products that we import into the United States and Canada are subject to laws and regulations imposed in conjunction with such importation, including those issued and/or enforced by U.S. Customs and Border Protection and the Canadian Border Services Agency. In addition, certain of our products are subject to laws and regulations relating to the importation, acquisition or sale of illegally harvested plants and plant products and the emissions of hazardous materials. We work closely with our suppliers to ensure compliance with the applicable laws and regulations in these areas.

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

Available Information

We maintain a website at www.lumberliquidators.com. The information on or available through our website is not, and should not be considered, a part of this report. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the Securities and Exchange Commission (“SEC”) free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information that we file electronically with the SEC.

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

Risks Related to Economic Factors and Our Industry

Deterioration in economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Deterioration in the current economic environment could lead to reduced consumer and business spending, including by our customers. It may also cause customers to shift their spending to products we either do not sell or do not sell as profitably. Further, reduced access to credit may adversely affect the ability of consumers to purchase our products. This potential reduction in access to credit may include our ability to offer customers credit card financing through third-party credit providers on terms similar to those offered previously, or at all. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions deteriorate, our industry, business and results of operations may be severely impacted.

The hardwood flooring industry depends on the economy, home remodeling activity, the homebuilding industry and other important factors.

The hardwood flooring industry is highly dependent on the remodeling of existing homes and new home construction. In turn, remodeling and new home construction depend on a number of factors which are beyond our control, including interest rates, tax policy, employment levels, consumer confidence, credit availability, real estate prices, demographic trends, weather conditions, natural disasters and general economic conditions. For example, discretionary consumer spending could be limited, spending on remodeling of existing homes could be reduced and purchases of new homes could decline if:

•	the national economy or any regional or local economy where we operate weakens;

•	interest rates rise;

•	credit becomes less available;

•	regions where we operate experience unfavorable demographic trends;

•	fuel costs or utility expenses increase; or

•	home price depreciation continues.

Any one or a combination of these factors could result in decreased demand for hardwood flooring, in remodeled and new homes, which would harm our business and operating results.

Increased competition could cause price declines, decrease demand for our products and decrease our market share.

We operate in the wood flooring industry, which is highly fragmented and competitive. We face significant competition from national and regional home improvement chains, national and regional specialty flooring chains, Internet-based companies and privately-owned single-site enterprises. We compete on the basis of price, customer service, store location and range, quality and availability of hardwood flooring we offer our customers. Our competitive position is also influenced by the availability, quality and cost of merchandise, labor costs, finishing, distribution and sales efficiencies and our productivity compared to that of our competitors. As we expand into new and unfamiliar markets, we may experience different competitive conditions than in the past.

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

Hardwood flooring may become less popular as compared to other types of floor coverings in the future. For example, our products are made using various hardwood species, including rare exotic hardwood species, and concern over the environmental impact of tree harvesting could shift consumer preference towards synthetic or inorganic flooring. In addition, hardwood flooring competes against carpet, vinyl sheet, vinyl tile, ceramic tile, natural stone and other types of floor coverings. If consumer preferences shift toward types of floor coverings other than hardwood flooring, we may experience decreased demand for our products.

All of these competitive factors may harm us and reduce our net sales and operating results.

Risks Related to Our Suppliers and Product Sourcing

Our ability to obtain products from abroad and the operations of many of our international suppliers are subject to risks that are beyond our control and that could harm our operations.

We rely on a select group of international suppliers to provide us with flooring products that meet our specifications. In 2011, approximately 42% of our product was sourced from Asia, approximately 7% was sourced from South America and approximately 1% was sourced from other locations outside of North America. As a result, we are subject to risks associated with obtaining products from abroad, including:

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

Our ability to offer hardwood flooring, particularly products made of more exotic species, depends on the continued availability of sufficient suitable hardwood.

Our business strategy depends on offering a wide assortment of hardwood flooring to our customers. We sell flooring made from species ranging from domestic maple, oak and pine to imported cherry, koa, mahogany and teak. Some of these species are scarce, and we cannot be assured of their continued availability. Our ability to obtain an adequate volume and quality of hard-to-find species depends on our suppliers’ ability to furnish those species, which, in turn, could be affected by many things including events such as forest fires, insect infestation, tree diseases, prolonged drought and other adverse weather and climate conditions. Government regulations relating to forest management practices also affect our suppliers’ ability to harvest or export timber, and changes to regulations and forest management policies, or the implementation of new laws or regulations, could impede their ability to do so. If our suppliers cannot deliver sufficient hardwood and we cannot find replacement suppliers, our net sales and operating results may be negatively impacted.

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

If our suppliers do not use ethical business practices or comply with applicable laws and regulations, our reputation could be harmed due to negative publicity and we could be subject to legal risk.

While our suppliers agree to operate in compliance with applicable laws and regulations, including those relating to environmental and labor practices, we do not control our suppliers. Accordingly, we cannot guarantee that they comply with such laws and regulations or operate in a legal, ethical and responsible manner. Violation of environmental, labor or other laws by our suppliers or their failure to operate in a legal, ethical and responsible manner, could reduce demand for our products if, as a result of such violation or failure, we were to attract negative publicity. Further, such conduct could expose us to legal risks as a result of our purchase of product from non-compliant suppliers.

Increased hardwood costs could harm our results of operations.

The cost of the various species of hardwood that are used in our products is important to our profitability. Hardwood lumber costs fluctuate as a result of a number of factors including changes in domestic and international supply and demand, labor costs, competition, market speculation, product availability, environmental restrictions, government regulation and trade policies, duties, weather conditions, processing and freight costs, and delivery delays. We generally do not have long-term supply contracts or guaranteed purchase amounts. As a result, we may not be able to anticipate or react to changing hardwood costs by adjusting our purchasing practices, and we may not always be able to increase the selling prices of our products in response to increases in supply costs. If we cannot address changing hardwood costs appropriately, it could cause our operating results to deteriorate.

Risks Related to Our Operations

Increasing our net sales and profitability depends substantially on our ability to open new stores and is subject to many unpredictable factors.

As of December 31, 2011, we had 263 stores throughout the United States and Canada, 172 of which we opened after January 1, 2007. We plan to open a significant number of new stores during each of the next several years. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. Our future results will depend on various factors, including the following:

•	the successful selection of new markets and store locations;

•	our ability to negotiate leases on acceptable terms;

•	management of store opening costs;

•	the quality of our operations;

•	consumer recognition of the quality of our products;

•	our ability to meet customer demand;

•	the continued popularity of hardwood flooring; and

•	general economic conditions.

In addition, the following may impact the net sales and performance of our new stores compared to prior years:

•	as we open more stores, our rate of expansion relative to the size of our store base will decline;

•	we may not be able to identify suitable store locations in markets into which we seek to expand and may not be able to open as many stores as planned;

•	consumers in new markets may be less familiar with our brands, and we may need to increase brand awareness in those markets through additional investments in advertising;

•	stores opened in new markets may have higher construction, occupancy or operating costs, or may have lower average store net sales, than stores opened in the past;

•	we may incur higher maintenance costs associated with our strategy of seeking out low-cost store locations than in the past;

•

newly opened stores may not succeed or may reach profitability more slowly than we expect, and the ramp-up to profitability may become longer in the future as we enter more mid-sized and smaller markets and add stores to larger markets where we already have a presence; and

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

The efficient transportation of our products through our supply chain is a critical component of our operations. If the cost of fuel or other costs, such as import tariffs or duties, rise, it could result in increases in our cost of sales and selling, general and administrative expenses due to additional delivery charges and in the fees transportation companies charge us to transport our products to our stores and customers. We may be unable to increase the price of our products to offset increased delivery charges, which could cause our operating results to deteriorate.

Damage, destruction or disruption of our Toano or Hampton facilities could significantly impact our operations and impede our ability to finish and distribute our products.

Our Toano facility serves as our corporate headquarters and, among other things, houses our primary computer systems, which control our management information and inventory management systems. In addition, we currently finish approximately 79% of all Bellawood products as well as small quantities of certain other products there. In 2011, Bellawood flooring accounted for approximately 16% of our net sales. Further, the Toano facility, along with our facilities in Hampton, serves as our distribution centers. If the Toano facility, the Hampton facilities or our inventory held in those locations were damaged or destroyed by fire, wood infestation or other causes, our entire finishing and/or distribution processes would be disrupted, which could cause significant lost production and delays in delivery. This could impede our ability to stock our stores and deliver products to our customers, and cause our net sales and operating results to deteriorate.

Federal, provincial, state or local laws and regulations, or our failure to comply with such laws and regulations, could increase our expenses, restrict our ability to conduct our business and expose us to legal risks.

We are subject to a wide range of general and industry-specific laws and regulations imposed by federal, provincial, state and local authorities in the countries in which we operate including those related to customs, foreign operations (such as the Foreign Corrupt Practices Act), truth-in-advertising, consumer protection, privacy, zoning and occupancy matters as well as the operation of retail stores and warehouse, production and distribution facilities. In addition, various federal, provincial and state laws govern our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. If we fail to comply with these laws and regulations, we could be subject to legal risk, our operations could be impacted negatively and our reputation could be damaged. Likewise, if such laws and regulations should change, our costs of compliance may increase, thereby impacting our results and hurting our profitability.

Certain portions of our operations are subject to laws and regulations governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain hazardous materials and wastes, the remediation of contaminated soil and groundwater and the health and safety of employees. If we are unable to extend or renew a material approval, license or permit required by such laws, or if there is a delay in renewing any material approval, license or permit, that may cause our net sales and operating results to deteriorate or otherwise harm our business.

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

The operation of stores in Canada may present increased risks due to our limited familiarity with that market.

In 2011, we opened seven store locations in Canada. As a result of our limited experience in the Canadian market, these stores may be less successful than we expect. Additionally, greater investments in advertising and promotional activity may be required to build brand awareness in that market. Furthermore, we have limited experience with the legal and regulatory environments and market practices outside of the United States and cannot guarantee that we will be able to operate in the Canadian market in a manner and with the results similar to our U.S. stores. We may also incur increased costs in complying with applicable Canadian laws and regulations as they pertain to both our products and our operations.

The establishment of our Representative Office in China may present increased legal and operational risks.

In September 2011, we acquired certain assets of Sequoia relating to Sequoia’s quality control and assurance, product development and logistics operations in China. In connection with the transaction, we established a representative office in Shanghai, China and assumed direct control of sourcing previously managed by Sequoia in China. Prior to the close of the transaction, Sequoia provided services on a significant portion of our purchases from Asia.

We have limited experience with the legal and regulatory practices and requirements in China. As a result, we may incur costs in complying with applicable Chinese laws and regulations that exceed our expectations. Further, if we fail to comply with applicable laws and regulations, we could be subject to legal risk.

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

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Fluctuating healthcare costs and our significant growth rate could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Unanticipated changes may produce materially different amounts of expense than that reported under these programs, which could adversely impact our results of operations.

We have entered into a number of lease agreements with companies controlled by our founder and this concentration of leases may pose certain business risks.

As of December 31, 2011, we lease our Toano facility, which includes a store location, and 24 of our other store locations from entities owned, in whole or in part, by Tom Sullivan, our founder and current chairman of our board of directors. Although our percentage of total stores leased from such entities has decreased over the last few years, this concentration of leases subjects us to risk in the event action or inaction by Tom or such entities impacts our leasehold interests in the locations.

Risks Related to Our Information Technology

The implementation of the subsequent phases of our integrated information technology solution may impact our operational efficiency and productivity.

On August 22, 2010, we implemented the most significant phase of our integrated business solution from SAP. The implementation had a pervasive impact on our information system and across all of our operations, including store operations, merchandising, technology and finance. Since that implementation of the most significant phase, there have been subsequent phases and we anticipate additional phases. Such subsequent and additional phases are significantly smaller in scope, but difficulties relating to their implementation may negatively impact our business and operating results.

If our management information systems experience disruptions, it could disrupt our business and reduce our net sales.

We depend on our management information systems to integrate the activities of our stores, website and call center, to process orders, to respond to customer inquiries, to manage inventory, to purchase merchandise and to sell and ship goods on a timely basis. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. We may incur significant expenses in order to repair any such operational problems. Any significant disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, which could result in delays in the delivery of products to our stores and customers or lost sales. Moreover, our entire corporate network, including our telephone lines, is on an Internet-based network. Accordingly, if our network is disrupted, we may experience delayed communications within our operations and between our customers and ourselves, and may not be able to communicate at all via our network, including via telephones connected to our network.

Any disruption of our website or our call center could disrupt our business and lead to reduced net sales and reputational damage.

Our website and our call center are integral parts of our integrated multi-channel strategy. Customers use our website and our call center as information sources on the range of products available to them and to order our products, samples or catalogs. Our website, in particular, is vulnerable to certain risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. If we cannot successfully maintain our website and call center in good working order, it could reduce our net sales and damage our reputation. Further, the costs associated with such maintenance may exceed our estimations.

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

Risks Related to Our Personnel

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

Risks Relating to Our Marketing and Advertising

Our success depends on the continued effectiveness of our advertising strategy.

We believe that our growth was achieved in part through our successful investment in local and national advertising. We have typically located our stores in areas that have lower rents than traditional retail locations, but that are generally set some distance from population centers and downtown urban areas. To support this real estate strategy, we have used extensive advertising to encourage customers to drive to our stores. We may need to increase our advertising expense to support our business strategy in the future. If our advertisements fail to draw customers in the future, or if the cost of advertising or other marketing materials increases significantly, we could experience declines in our net sales and operating results.

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

Risks Relating to Our Common Stock

Tom Sullivan has the ability to exercise influence over us and his interests in our business may be different than yours.

At December 31, 2011, Tom controlled approximately 7% of our outstanding common stock. Accordingly, he is able to exercise influence over our business policies and affairs and all matters requiring a stockholders’ vote, including the composition of our board of directors, the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets. This concentration of ownership could also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without his support. Tom’s interests may conflict with yours, and he may seek to cause us to take courses of action that, in his judgment, could enhance his investment in us, but which might involve risks to holders of our common stock or be harmful to our business or other investors. In addition, the timing and volume of any transactions involving our common stock by Tom may, among other things, cause fluctuations in the price of our common stock.

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

Risk Related to Accounting Standards

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of February 20, 2012, we operated 266 stores located in 46 states and Canada, including three opened since December 31, 2011. In addition to our eight stores in Ontario, Canada, the table below sets forth the locations (alphabetically by state) of our 258 U.S. stores in operation as of February 20, 2012.

State	Stores	State	Stores	State	Stores	State	Stores
Alabama	5	Iowa	3	Nevada	2	Rhode Island	1
Arizona	4	Kansas	3	New Hampshire	4	South Carolina	4
Arkansas	2	Kentucky	4	New Jersey	8	South Dakota	1
California	24	Louisiana	4	New Mexico	1	Tennessee	5
Colorado	6	Maine	3	New York	13	Texas	20
Connecticut	5	Maryland	5	North Carolina	8	Utah	2
Delaware	3	Massachusetts	7	North Dakota	1	Vermont	1
Florida	17	Michigan	6	Ohio	8	Virginia	9
Georgia	8	Minnesota	5	Oklahoma	2	Washington	7
Idaho	2	Mississippi	2	Oregon	2	West Virginia	3
Illinois	10	Missouri	4	Pennsylvania	12	Wisconsin	4
Indiana	6	Nebraska	2

We lease all of our stores and our corporate headquarters located in Toano, Virginia, which includes our call center, corporate offices, and distribution and finishing facility. Our corporate headquarters has 307,784 square feet, of which approximately 32,000 square feet are office space, and is located on a 74-acre plot. In addition, we lease 515,486 square feet in Hampton, Virginia, near the port, as our primary distribution facility.

As of February 20, 2012, 26 of our store locations are leased from related parties. See discussion of properties leased from related parties in Note 6 to the consolidated financial statements included in Item 8 of this report and within Certain Relationships and Related Transactions, and Director Independence in Item 13 of this report.

Item 3. Legal Proceedings.

On September 3, 2009, a former store manager and an assistant store manager at the time (together, the “Plaintiffs”) filed a putative class action suit against Lumber Liquidators, Inc. (“LLI”) in the Superior Court of California in and for the County of Alameda. The Plaintiffs allege that with regard to certain groups of current and former employees in LLI’s California stores, LLI violated California law by failing to calculate and pay overtime wages properly, provide meal breaks, compensate for unused vacation time, reimburse for certain expenses and maintain required employment records. The Plaintiffs also claim that LLI did not calculate and pay overtime wages properly for certain of LLI’s non-exempt employees, both in and out of California, in violation of federal law. In their suit, the Plaintiffs seek compensatory damages, certain statutory penalties, costs, attorney’s fees and injunctive relief.

LLI removed the case to the United States District Court for the Northern District of California. In an order dated March 2, 2011, the court denied without prejudice the Plaintiffs’ motion for conditional class certification of non-exempt employees throughout the country. On December 30, 2011, the Plaintiffs filed a motion for class certification of the proposed California employee classes. The Court has not yet ruled on that motion. LLI intends to continue to defend the claims in this suit vigorously. While there is a reasonable possibility that a material loss may be incurred, we cannot estimate the loss or range of loss, if any, to us at this time.

We also are, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, while the outcome of any such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “LL.” We are authorized to issue up to 35,000,000 shares of common stock, par value $0.001. Total shares of common stock outstanding at February 20, 2012 were 28,019,230, and we had 12 stockholders of record.

The following table shows the high and low sales prices per share as reported by the NYSE for each quarter during the last two fiscal years.

	Price Range
	High	Low
2011:
Fourth Quarter	$17.80	$14.44
Third Quarter	26.06	13.87
Second Quarter	26.97	22.40
First Quarter	28.73	22.76
2010:
Fourth Quarter	$27.05	$21.09
Third Quarter	25.49	19.33
Second Quarter	33.41	22.97
First Quarter	28.53	21.85

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

Performance Graph

The following graph compares the performance of our common stock during the period beginning November 9, 2007, our initial public offering date, through December 31, 2011, to that of the total return index for the NYSE Composite, the Dow Jones US Furnishings Index and the S&P SmallCap 600 Index (which includes Lumber Liquidators) assuming an investment of $100 on November 9, 2007. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock.

	11/9/2007	12/31/2007	12/31/2008	6/30/2009	12/31/2009	6/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011
Lumber Liquidators Holdings, Inc.	$100.00	$92.11	$108.20	$161.48	$274.60	$239.04	$255.23	$256.05	$260.25	$154.71	$180.94
NYSE Stock Market.(US)	$100.00	$100.42	$61.11	$63.83	$78.57	$71.71	$89.28	$94.74	$94.45	$77.60	$85.98
Dow Jones US Furnishings Index	$100.00	$95.99	$48.75	$49.70	$67.93	$76.70	$94.45	$105.64	$112.46	$85.49	$99.69
S&P SmallCap 600 Index	$100.00	$98.96	$68.21	$68.67	$85.66	$84.90	$108.19	$116.53	$116.34	$93.27	$109.29

Item 6. Selected Financial Data.

The selected statements of income data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements included in Item 8. “Consolidated Financial Statements and Supplementary Data” of this report. This information should be read in conjunction with those audited financial statements, the notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

We completed our initial public offering in November 2007. We reorganized effective December 31, 2009 to create a new holding company structure. As a result, a new parent company named Lumber Liquidators Holdings, Inc. was formed. Outstanding shares of the common stock of the former parent company, which was named Lumber Liquidators, Inc., were automatically converted, on a share for share basis, into identical shares of common stock of the new holding company. We operate as a single segment.

The selected balance sheet data set forth below as of December 31, 2009, 2008 and 2007, and income data for the years ended December 31, 2008 and 2007 are derived from our audited consolidated financial statements contained in reports previously filed with the SEC, not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share amounts)
Statement of Income Data
Net sales	$681,587	$620,281	$544,568	$482,179	$405,307
Cost of sales	440,912	404,451	349,891	314,501	270,193

Gross profit	240,675	215,830	194,677	167,678	135,114
Selling, general and administrative expenses	198,237	173,667	151,070	130,693	116,308

Operating income	42,438	42,163	43,607	36,985	18,806
Interest expense	—	—	2	27	722
Other (income) expense(1)	(587)	(579)	(500)	(834)	(413)

Income before income taxes	43,025	42,742	44,105	37,792	18,497
Provision for income taxes	16,769	16,476	17,181	15,643	7,171

Net income	$26,256	$26,266	$26,924	$22,149	$11,326

Net income per common share:
Basic	$0.95	$0.96	$1.00	$0.83	$0.68
Diluted	$0.93	$0.93	$0.97	$0.82	$0.48
Weighted average common shares outstanding:
Basic	27,706,629	27,384,095	26,983,689	26,772,288	16,646,674
Diluted	28,379,693	28,246,453	27,684,547	27,090,593	23,634,995

(1)	Includes interest income.

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$61,675	$34,830	$35,675	$35,139	$33,168
Merchandise inventories	164,139	155,131	133,342	88,731	72,024
Total assets	294,854	242,290	205,880	152,405	128,424
Customer deposits and store credits	18,120	12,039	9,805	10,418	9,609
Total debt and capital lease obligations, including current maturities	—	—	—	—	122
Total stockholders’ equity	215,084	180,505	148,434	114,397	92,188
Working capital(1)	167,248	146,118	124,100	96,245	77,875

(1)	Working capital is defined as current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We believe Lumber Liquidators has achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer our premium hardwood flooring products under multiple proprietary brands through complementary channels, including 263 store locations, our website, our catalog and a full-service call center in Toano, Virginia. At December 31, 2011, we operated 256 store locations in 46 states and seven store locations in Ontario, Canada. Our customer is primarily the existing homeowner, who we believe represents over 90% of our customer count.

The wood flooring market for existing homeowners is dependent on home-related, large-ticket discretionary spending, which is influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. Many of the economic indicators associated with the wood flooring market, and more generally associated with consumer discretionary spending, remain weak. Though we believe we have seen signs of stabilization at historically low levels, we expect the wood flooring market to remain in a weakened state throughout 2012. Further, we believe a number of macroeconomic factors may result in volatile consumer demand for large-ticket, discretionary improvements to the home in 2012. As pressures challenging large-ticket purchasing decisions continue, we expect the consumer to remain cautious and price sensitive, responding primarily to specific promotions and calls to action.

Our market is highly fragmented and includes both national and regional home improvement chains, smaller national specialty flooring chains and a large number of local and regional independent flooring retailers, including a large number of privately-owned single-site enterprises. We compete on the basis of price, quality, selection and availability of the wood flooring that we offer our customers, as well as the level of customer service we can provide. We position ourselves as hardwood flooring experts and believe our high level of customer service reflects this positioning. Substantially all of our proprietary products are purchased directly from mills or associated brokers with whom we have cultivated relationships to ensure a consistent supply of high-quality product at the lowest prices. We believe that our brands, value proposition and integrated multi-channel approach are important competitive advantages. We believe the number of independent retailers serving the homeowner-based segment of the wood flooring market will continue to decline, however, presenting us with an opportunity for market share growth, primarily through store base expansion.

We believe there is a significant opportunity to expand our store base in both new and existing markets, domestic and international. We expect store base growth will drive market productivity and operational efficiencies. We continue to invest in the infrastructure supporting our store growth and operations. Our focus has been product assortment, in-stock inventory position, international and domestic logistics and store management training. We expect to continue to focus in these areas.

Our operations in 2010 and 2011 were impacted by the implementation of the initial phase of our integrated information technology solution in August 2010. This implementation included an enhanced point-of-sale solution across our entire store base, a warehouse management and inventory control system serving our entire distribution network, an integrated merchandising and product allocation system, and certain related management reporting functionality. The implementation reduced productivity in our store and warehouse operations. Though we believe our productivity was restored across our operations by the end of the first quarter of 2011, we believe our inconsistent servicing of consumer demand adversely impacted net sales through the first half of 2011. A comparison of our six-month results in 2011 and 2010, to the comparable prior year period, were as follows:

	First Six Months of 2011	Second Six Months of 2011	Full Year 2011
	(in millions, except percentages, number of stores and per share amounts)
Net sales	$335.1	$346.5	$681.6
Comparable store net sales increase (decrease)	(6.2%)	2.5%	(2.0%)
Customers invoiced at comparable stores[1] decrease	(8.6%)	(0.3%)	(4.7%)
Average sale[2] increase	2.6%	2.8%	2.8%
Average retail price per unit sold[3] increase	7.6%	5.2%	6.8%
Number of stores opened in period	27	13	40
Gross margin	35.1%	35.6%	35.3%
Operating margin	5.4%	7.1%	6.2%
Net income	$11.1	$15.2	$26.3
Net income per common share—diluted	$0.39	$0.54	$0.93

	First Six Months of 2010	Second Six Months of 2010	Full Year 2010
	(in millions, except percentages, number of stores and per share amounts)
Net sales	$319.9	$300.4	$620.3
Comparable store net sales increase (decrease)	6.7%	(2.3%)	2.1%
Customers invoiced at comparable stores[1] increase (decrease)	13.1%	(3.6%)	4.5%
Average sale[2] increase (decrease)	(5.7%)	1.3%	(2.4%)
Average retail price per unit sold[3] decrease	(6.9%)	0.0%	(3.7%)
Number of stores opened in period	17	20	37
Gross margin	35.0%	34.6%	34.8%
Operating margin	8.1%	5.4%	6.8%
Net income	$16.1	$10.2	$26.3
Net income per common share—diluted	$0.57	$0.36	$0.93

[1]	Approximated by applying our average sale to total net sales at comparable stores
[2]	Average sale is calculated on a total company basis
[3]	Average retail price per unit sold is calculated on a total company basis and excludes certain service revenue, which consists primarily of freight charges for in-home delivery

In the past two years, we have invested in our executive and operational management team, in our integrated information technology solution, and in our product sourcing, allocation and distribution. During that same time, we aggressively grew our store base to take advantage of market share opportunities in a challenging demand environment for large-ticket, discretionary home remodeling spend. Additional resources were required to implement and stabilize a number of these infrastructure initiatives, most notably our integrated information technology solution. These expenditures, both capital and expense, contracted our efficiency as measured by our annual operating margin. We believe infrastructure resources required in 2012 will be significantly less than 2011 and 2010, and as a result, we expect to increase our operational efficiency.

Highlights

Net Sales. Our net sales increases in recent years have primarily been a result of our store base growth. In general, we consider a store non-comparable until the first day of the thirteenth month of operation, and comparable thereafter. From 2008 to 2011, our net sales have grown 41.4% to $681.6 million. During those same three years, we opened 43.0% of our total store locations, and our non-comparable stores, as measured each year, drove our net sales increase while comparable store net sales were relatively flat. During that same time period, Catalina estimates that the wood flooring market contracted approximately 13.5%.

In both 2011 and 2010, our total net sales were significantly impacted by the initial implementation of our integrated information technology solution in August 2010. In 2011, our net sales grew 9.9% over 2010, driven by the growth in our non-comparable store net sales, which included a total net sales increase of 4.8% in comparing the first six months of 2011 to 2010, and a total net sales increase of 15.3% in comparing the second six months of 2011 to 2010. Net sales at comparable stores decreased 2.0% as a result of a 6.2% decrease in the first six months of 2011 compared to 2010, and an increase of 2.5% in comparing the second six months of 2011 to 2010.

Comparing the full year 2011 to 2010, the decrease in net sales at comparable stores resulted from a 2.8% increase in our average sale which was more than offset by a 4.7% decrease in the number of customers invoiced at comparable stores. Our average sale increased to approximately $1,560 in 2011, from approximately $1,520 in 2010, primarily due to an increase in the average retail price per unit sold as customers continued to prefer premium products, including merchandise categories with lower than average retail price points. We believe that the number of customers invoiced was weaker in 2011 than 2010, primarily as a result of greater consumer caution with regard to large-ticket, discretionary purchases and in the first half of 2011, due to our reduced productivity in serving customer demand.

We have grown our store base rapidly, opening 172 of our 263 store locations in the last five years. In 2011, we opened 40 locations, split evenly between new and existing markets. Because of the low capital investment to open our new stores and the attractive returns on investment our stores generate, we intend to continue to expand our store base. We believe our existing primary and secondary metropolitan markets will benefit from additional stores, and certain smaller markets will benefit from our initial entry into the market. In the coming year, we plan to significantly enhance our focus on optimizing market potential, utilizing both new store openings and a combination of existing store relocation, major remodeling and assortment expansion. As a result, we expect to slow the growth of our overall new store count in 2012 in order to enhance the return on resources invested in a market.

Our recent store opening activity is as follows:

	2011	2010	2009
Number of stores at January 1	223	186	150
New U.S. stores	33	37	36
New Canadian stores	7	—	—

Number of stores at December 31	263	223	186

Net sales at our non-comparable stores are generally lowest in the first few months after a location is opened, and increase with maturity. Overall, we expect a store’s net sales to increase faster during its first three years of operation than in its later years. Store locations opened in existing markets tend to have higher net sales in the first year of operation than store locations opened in new markets, as a portion of those net sales come from more mature stores in the market.

We evaluate our net sales performance by market. We segregate our markets into those where all stores are comparable and those which have at least one comparable store and one non-comparable store, often referred to as “cannibalized” markets. In cannibalized markets, we evaluate the total increase in the net sales of the market.

	Year ended December 31,
	2011	2010	2009
	(dollars in millions)
Total comparable store net sales (decrease) increase	(2.0%)	2.1%	0.0%

Markets with all stores comparable (no cannibalization):
Comparable store net sales increase	2.2%	5.5%	4.1%

Cannibalized markets:
Comparable store net sales decrease	$(22.8)	$(10.5)	$(15.3)
Percentage decrease	(14.2%)	(7.4%)	(13.3%)
Non-comparable store net sales increase	$52.7	$32.8	$26.5

Net increase in net sales of cannibalized markets	$29.9	$22.3	$11.2
Total increase in net sales of cannibalized markets	18.6%	15.8%	9.7%

As shown above, though our comparable store net sales were cannibalized $22.8 million, or 14.2%, by our opening of non-comparable stores in existing markets, we increased the total net sales of those markets by $29.9 million, or 18.6%.

Cost of Sales. In 2011, 2010 and 2009, our gross margin has been 35.3%, 34.8% and 35.7%, respectively. The key drivers of our gross margin are as follows:

Driver	Description
Cost of Product	Cost of acquiring the products we sell from our suppliers, including the impact of our sourcing initiatives; Changes in the mix of products sold; Changes in the average retail price per unit sold.

Transportation	International and domestic transportation costs, including the impact of international container rates; Customs and duty charges; Fuel and fuel surcharges; Impact of vendor-mill shipments received directly by our store locations; Transportation charges from our distribution centers to our store locations; Transportation charges between store locations and the cost of delivery to our customers (revenue in net sales).

All Other	Investments in our quality control procedures; Warranty costs; Changes in finishing costs to produce a unit of our proprietary brands; Inventory shrink; Net costs of producing samples.

The estimated expansion (contraction) of our gross margin from the prior year, by key driver, is as follows:

	Year ended December 31,
	2011	2010	2009
	(in basis points)
Cost of Product	150	—	(50)
Transportation	(60)	(80)	120
All Other	(40)	(5)	20
Impact of Integrated Information Technology Solution Implementation	—	(10)	—

Total Change in Gross Margin from the prior year	50	(95)	90

Within our cost of product in 2011, gross margin benefited from net sales mix shifts, including increased sales of moldings and accessories and a broadened assortment of engineered hardwoods, and the initial implementation of our sourcing initiatives as described below. Partially offsetting these benefits, additional promotions were required to call a price sensitive customer to action.

Within our transportation costs in 2011, gross margin was adversely impacted by higher inbound transportation costs capitalized into our unit cost and an increase in the average cost per mile, partially offset by an increase in direct shipments received by our stores.

Within our other costs in 2011, we increased our investment in quality control, sought optimization of in-store inventory levels and eliminated certain products which would not be a part of our continuing assortment.

Sourcing Initiatives. In 2011, we began a process which will continually challenge the structure of our sourcing relationships with our vendor-mill partners and ultimately strengthen our relationships with the best international and domestic partners, and eliminate weaker sources. Our sourcing initiatives play a key role in maintaining the best combination of quality and value in our product assortment and will continue to result in lower net product costs, enabling us to strengthen the value proposition to our customer. These initiatives are segregated into three primary phases, implemented independently over a multi-year time frame, which are as follows:

¡

Vendor-mill partners participate to varying levels in a range of continuing programs, including specific promotions designed to create incremental customer traffic, volume based discounts and sharing of certain costs, including marketing, product samples and new store openings.

¡

Current and potential vendor-mill partners participate in competitive “line reviews” of specific merchandise categories. During these line reviews, management and vendor-mill partners evaluate breadth of assortment, quality, logistics and product cost to broaden and diversify our supply base, increase product quality and reduce product cost.

¡

Through our own international sourcing operations and working directly with our vendor-mill partners, we can better control product cost and quality, enhance forecasting and broaden our product assortment. As aligned with our strategic long-term goals, we utilize our balance sheet to control raw material costs through scale not available to our vendor-mill partners.

Liquidity. Cash and cash equivalents totaled $61.7 million at December 31, 2011, an increase of $26.8 million from December 31, 2010, as operating activities provided $44.1 million of net cash compared to $17.0 million in the prior year. The increase in net cash provided by operating activities was primarily due to a reduced build in merchandise inventory. Merchandise inventory is our most significant asset, and is considered either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products.

Merchandise inventories and available inventory per store in operation on December 31 were as follows:

	2011	2010	2009
	(in thousands)
Inventory—Available for Sale	$135,850	$136,179	$109,369
Inventory—Inbound In-Transit	28,289	18,952	23,973

Total Merchandise Inventories	$164,139	$155,131	$133,342

Available Inventory Per Store	$517	$611	$588

Available inventory per store at December 31, 2011 is lower than previous years primarily due to strengthened merchandising, product allocation and distribution initiatives, supported by better information from our integrated information technology solution, and our efforts to drive consumer traffic, particularly late in the fourth quarter. Available inventory per store was elevated at December 31, 2010 primarily due to reduced productivity as a result of the implementation of our integrated information technology solution.

SG&A Expenses. Labor costs and advertising expenses have historically been our most significant SG&A expenses. Our total labor costs have increased as a percentage of net sales over the last three years due primarily to our store base growth and investments in support infrastructure. Our annual advertising costs have increased as we continue to promote our brand and implement direct sales generation programs in support of our growth, offset by national advertising leverage across a larger store base and greater resources committed to our most effective media channels. Our SG&A expenses as a percentage of net sales have been 29.1%, 28.0% and 27.7% in 2011, 2010 and 2009, respectively.

Other External Factors Impacting Our Business

Antidumping and Countervailing Duties Investigation. In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petitions seeking the imposition of antidumping and countervailing duties with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. In December 2010, the ITC made a preliminary determination that there is a reasonable indication that imports of multilayered wood flooring from China have caused injury to the domestic suppliers and, as a result, the DOC continued its investigation.

On March 22, 2011, the DOC announced its preliminary determination in the countervailing duty (“CVD”) investigation that Chinese producers have received subsidies ranging from zero to 27.01%. On May 20, 2011, the DOC announced its preliminary determination in the antidumping duty (“AD”) investigation, which was subsequently amended on June 20, 2011, and dumping rates ranging from zero to 27.12% were imposed.

On October 12, 2011, the DOC announced its final determinations in both the CVD and AD investigations. CVD subsidy rates ranged from zero to 26.73%, and AD rates ranged from zero to 58.84%. On November 9, 2011, the ITC made its final determination and concluded that imports of multilayered wood flooring from China materially injure, or threaten material injury to, the domestic industry. Thereafter, AD and CVD orders were issued at the final rates determined by the DOC.

In 2011, approximately 10% of our net sales were products that fall within the scope of these orders and our current suppliers of the applicable products are subject to CVD rates of either zero or 1.50% and to AD rates of either zero or 3.30%.

A number of appeals have been filed by several parties, including us, challenging various aspects of the determinations made by both the ITC and DOC. Further, annual reviews of the AD and CVD rates will be conducted by the DOC in late 2012 and such rates may be changed at that time and applied retroactively to the dates of the DOC’s preliminary rate determinations.

Based on the final rates noted above and our current sourcing structure, this matter is not expected to have a material adverse effect on our results of operations, financial position or cash flows. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry.”

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Sales.

	Year ended December 31,
	2011	2010
	(dollars in thousands)
Net Sales	$681,587	$620,281
Percentage increase	9.9%	13.9%
Comparable store net sales (decrease) increase	(2.0%)	2.1%

Net sales for 2011 increased $61.3 million, or 9.9%, over 2010 due to an increase of $73.8 million in non-comparable store net sales which was offset by a $12.5 million decrease in comparable store net sales. In addition to the items discussed in “Highlights”, our net sales have been impacted by the following factors:

•

Net sales benefited from more consistent in-stock positions of certain key product lines, such as laminates, moldings and accessories. These product lines are included within our “never out of stock” program through which we have strengthened our in-stock commitment to our top selling products by region across all product lines. These benefits were partially offset by decreased net sales in certain hardwood product lines.

•

Net sales in the third and fourth quarters of 2010 were adversely impacted by our reduced productivity subsequent to the August 2010 implementation of our integrated information technology solution. Specifically, inconsistent servicing of new demand prior to a customer placing an order interrupted the normal sales cycle, resulting in either delayed or lost sales.

Gross Profit and Gross Margin.

	Year ended December 31,
	2011	2010
	(dollars in thousands)
Net Sales	$681,587	$620,281
Cost of Sales	440,912	404,451

Gross Profit	$240,675	$215,830
Gross Margin	35.3%	34.8%

Gross profit in 2011 increased $24.9 million, or 11.5%, to $240.7 million in 2011 from $215.8 million in 2010. Gross margin increased 50 basis points in 2011 as compared to 2010. As discussed in “Highlights”, this change was primarily due to the following:

•

Sales mix shifts from increased sales of moldings and accessories and broadened assortment of engineered hardwoods expanded gross margin. Our sales mix of moldings and accessories increased to 14.6% of total net sales in 2011, from 13.7% in 2010.

•

As part of our sourcing initiatives in the current year, our vendors participated in a range of continuing programs and we completed several line reviews. In September 2011, we entered into an agreement to acquire certain assets of Sequoia relating to Sequoia’s quality control and assurance, product development, claims management and logistics operations in China.

•

Net transportation costs negatively impacted gross margin due primarily to higher inbound transportation costs capitalized into our unit cost and an increase in the average cost per mile. Our international container rates are impacted by negotiated container rates, our mix of shipments to the East Coast and West Coast of the U.S. and our mix of 20’ and 40’ containers. In 2011, our negotiated international container rates were generally comparable to those in 2010, however, certain other inbound transportation costs, primarily duties, continue to rise primarily due to changes in our sales mix toward Asian products.

Partially offsetting these higher costs was an increase in direct shipments received by our stores, either direct from the mill or through our China consolidation center. In 2011, 22.9% of our unit purchases were received directly at the store, up from 19.1% in 2010. Transportation costs of moving our products from our warehouses to the final sales floor increased due to a per mile increase, primarily resulting from increases in fuel surcharges, partially offset by fewer road miles traveled.

•

Increased investment in our quality control procedures, particularly those related to South American exotic hardwoods, increased certain product costs. We significantly strengthened our inspection efforts over milling in the country of origin. We believe that, over time, these efforts will benefit gross profit through a stronger customer value proposition.

•

In 2011, primarily in the fourth quarter, we took steps to optimize inventory levels through regional assortment planning, eliminating certain product lines which would not be a part of continuing inventory and the implementation of stricter procedures to eliminate residual liquidation inventory.

Operating Income and Operating Margin.

	Year ended December 31,
	2011	2010
	(dollars in thousands)
Gross Profit	$240,675	$215,830
SG&A Expenses	198,237	173,667

Operating Income	$42,438	$42,163
Operating Margin	6.2%	6.8%

Operating income for 2011 increased $0.3 million over 2010 as the $24.9 million increase in gross profit was almost fully offset by a $24.6 million increase in SG&A expenses. The increase in SG&A expenses was principally due to the following factors:

•

Salaries, commissions and benefits increased $10.8 million in 2011 from the prior year, and as a percentage of net sales, were 11.8% of net sales for 2011 and 11.2% of net sales for 2010. These increases were primarily due to the growth in our store base and higher total benefit costs.

•

Advertising expenses increased $2.5 million in 2011, but as a percentage of net sales, declined to 7.7% for 2011, from 8.0% for 2010. Though we continued to increase the spend, we believe we have enhanced the efficiency in certain key programs, and we were able to leverage our national advertising campaigns over a larger store base.

•

Occupancy costs increased to $27.2 million, or 4.0% of net sales for 2011, from $22.2 million, or 3.6% of net sales for 2010. The increase was primarily due to our store base expansion, and additional warehousing and distribution, including in Canada.

•

Depreciation and amortization increased to $8.3 million, or 1.2% of net sales for 2011, from $5.6 million, or 0.9% of net sales for 2010. The increase was primarily related to our integrated information technology solution, which we generally began depreciating in August 2010.

•

Stock-based compensation expense related to the grant of stock options and restricted shares to employees and directors was $4.0 million in 2011 and $3.1 million in 2010. As a percentage of net sales, stock-based compensation expense increased to 0.6% in 2011, from 0.5% in 2010, primarily due to equity granted to certain newly-hired executives.

•

Other SG&A expenses increased $2.7 million in 2011 but remained a constant 3.8% of net sales. The increase was primarily due to certain professional services related to the maintenance of our integrated information technology solution, store-base growth and certain bankcard discount rate fees that increased due to greater consumer preference for certain extended-term promotional programs.

•	Our sourcing initiatives resulted in a net reduction in SG&A expenses of approximately 20 to 25 basis points in 2011.

Provision for Income Taxes.

	Year ended December 31,
	2011	2010
	(dollars in thousands)
Provision for Income Taxes	$16,769	$16,476
Effective Tax Rate	39.0%	38.5%

The effective income tax rate increase in comparing 2011 to 2010 is primarily due to foreign taxes and certain non-deductible expenses.

Net Income.

	Year ended December 31,
	2011	2010
	(dollars in thousands)
Net Income	$26,256	$26,266
As a percentage of net sales	3.9%	4.2%

Net income for the year ended December 31, 2011 remained flat with the year ended December 31, 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales.

	Year ended December 31,
	2010	2009
	(dollars in thousands)
Net Sales	$620,281	$544,568
Percentage increase	13.9%	12.9%
Comparable store net sales increase	2.1%	0.0%

Net sales for 2010 increased $75.7 million, or 13.9%, over 2009 due to an increase of $64.2 million in non-comparable store net sales and an $11.5 million increase in comparable store net sales. Net sales were impacted by the following:

•

The loss of productivity following our system implementation in August 2010 weakened net sales at comparable stores in the second half of 2010. As a result, we reversed a trend in quarterly net sales, which had gradually strengthened each quarter since the beginning of 2009. In the first six months of 2010, our net sales in comparable stores increased 6.7% compared to the six months ended June 30, 2009. In contrast, when comparing the third and fourth quarters of 2010 to the same six months in 2009, our net sales at comparable stores decreased 2.3%. On a quarterly basis, net sales at comparable stores decreased 5.7% in comparing the third quarters of 2010 and 2009, and increased 1.2% when comparing the fourth quarters of 2010 and 2009.

•

Net sales for 2010 benefited from an increase in the number of customers invoiced in our comparable stores. We believe the increases in the number of customers invoiced resulted from strengthening consumer demand for our expanded assortment of products, and the incremental traffic generated by certain promotional pricing. The loss of productivity following the system implementation significantly impacted the number of 2010 customers invoiced compared to 2009. The number of customers invoiced at our comparable stores in the first half of 2010 increased 13.1% compared to the first half of 2009. However, in comparing the second half of the year, the number of customers invoiced decreased 3.6% from 2009 to 2010. Our monthly comparisons of customers invoiced in comparable stores were negative from August through November and returned positive in December, where 2010 increased 1.8% over 2009.

•

Our average sale in 2010 declined in comparison to 2009. We believe the decrease in our average sale for the full year was a result of consumer demand shifting our mix of products sold, or sales mix, to certain key product lines which generally had a lower than average retail price per unit. We believe we grew our market share in these product lines. However, the average sale increased each quarter in 2010, from a low of $1,440 in the first quarter to $1,560 in the fourth quarter. In 2009, the average sale had fallen each quarter, from $1,600 in the first quarter to $1,510 in the fourth quarter. The fourth quarter comparison of $1,560 in 2010 to $1,510 in 2009 represented the first year-over-year increase since the second quarter of 2008. The gradual strengthening of our average sale in 2010 was also a result of changes in our sales mix, including demand for our hardwood products.

•

Net sales benefited from more consistent in-stock positions of certain key product lines, including product lines customers expected to be in-stock at a store location, such as laminates, moldings and accessories. Our sales mix of moldings and accessories increased to 13.7% of total net sales in 2010, from 12.7% in 2009. These benefits were partially offset by full year decreases in certain hardwood product lines.

Gross Profit and Gross Margin.

	Year ended December 31,
	2010	2009
	(dollars in thousands)
Net Sales	$620,281	$544,568
Cost of Sales	404,451	349,891

Gross Profit	$215,830	$194,677
Gross Margin	34.8%	35.7%

Gross profit in 2010 increased $21.2 million, or 10.9%, to $215.8 million in 2010 from $194.7 million in 2009. Gross margin decreased 95 basis points in 2010 as compared to 2009. This decrease was primarily due to increased product costs resulting primarily from the following:

•

Our loss of productivity subsequent to the system implementation resulted in less efficient unit flow, including expedited transportation, and reduced gross margin by approximately 10 to 12 basis points.

•

Transportation costs of moving our products from our warehouses in Virginia to the store locations, between store locations, and to the customer from our store locations are charged to cost of sales as incurred. These costs increased due to both a per mile increase, primarily due to increases in fuel surcharges, and an increase in the number of miles driven, primarily due to a greater number of units shipped. The increase in units shipped primarily resulted from a combination of our increase in sales volume, including the sales mix shift to a lower average retail price, and generally higher in-store average inventory levels.

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

•

Our efforts to expand and regionalize our assortment of Bellawood products resulted in 2010 per unit finishing costs generally higher than those in 2009, primarily due to greater demand for products which were less efficient to finish.

In aggregate, sales mix shifts were neutral to gross margin, including:

•

Gross margin benefited from our continued efforts to broaden the assortment and strengthen the in-stock positions of moldings and accessories, as well as laminates and certain engineered hardwoods, particularly the premium products. These product lines generally carried a higher than average gross margin.

•

Gross margin was adversely impacted by a strengthening in consumer demand for certain hardwoods, particularly those at the entry level, which generally carry higher than average retail price points, but lower than average gross margins.

•

Liquidation deals, used as promotional opportunities to generate incremental traffic, generally yielded lower gross margins in 2010 than in 2009, and in each year, those gross margins were lower than average.

Operating Income and Operating Margin.

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

•	Approximately $0.9 million in incremental expenses related to the system implementation.

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

•

Advertising expenses increased $2.5 million from 2009 to $49.8 million in 2010, but as a percentage of net sales, declined to 8.0% for 2010, from 8.7% for 2009. National advertising campaigns were leveraged across a larger store base in comparing 2010 to 2009, and in general, both national advertising and direct sales generation programs benefited from lower unit prices. We believe the overall effectiveness of our advertising spend improved through increases in direct mail, television and internet search.

•

Occupancy costs increased to $22.2 million, or 3.6% of net sales for 2010, from $18.4 million, or 3.4% of net sales for 2009. The increase was primarily due to our store base expansion, partially offset by leverage at comparable stores.

•	Depreciation and amortization increased $0.9 million but remained a constant 0.9% of net sales. Depreciation on the new integrated information technology solution began in August 2010.

•

Stock-based compensation expense related to the grant of stock options and restricted shares to employees and directors was $3.1 million in 2010 and $3.0 million in 2009. As a percentage of net sales, stock-based compensation expense remained constant at 0.5%.

•

Certain other expenses, including legal and professional fees, increased $4.5 million in 2010 and as a percentage of net sales increased to 3.8% compared to 3.5% in 2009. The increase was primarily due to higher information technology expenses subsequent to the system implementation, store-base growth and certain bankcard discount rate fees that increased due to greater consumer preference for certain extended-term promotional programs.

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

Liquidity and Capital Resources

Our principal liquidity requirements have been to meet our working capital and capital expenditure needs. Our principal sources of liquidity are $61.7 million of cash and cash equivalents at December 31, 2011, our cash flow from operations, and $50.0 million of availability under our amended revolving credit facility. We expect to use this liquidity for general corporate purposes, including providing additional long-term capital to support the growth of our business (primarily through opening new stores) and maintaining our existing stores. We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

In 2012, we expect capital expenditures to total between $9 million and $12 million. In addition to general capital requirements, we intend to:

•	open between 20 and 25 new store locations;

•	continue to relocate and remodel existing stores;

•	continue to invest in our integrated technology solution;

•	significantly upgrade our forklifts; and

•	continue to improve the effectiveness of our marketing programs.

Cash and Cash Equivalents

In 2011, cash and cash equivalents increased $26.8 million to $61.7 million as $44.1 million of cash provided by operating activities and $4.8 million of proceeds received from stock option exercises were partially offset by the use of $17.0 million to purchase property and equipment and $4.7 million to acquire certain assets of Sequoia. In 2010, cash and cash equivalents decreased $0.8 million to $34.8 million. The decrease in cash and cash equivalents was primarily due to the use of $20.5 million in capital expenditures, including software and hardware related to our integrated technology solution, partially offset by $17.0 million in cash provided by operating activities and $3.1 million of proceeds received from stock option exercises. In 2009, cash and cash equivalents increased $0.5 million to $35.7 million, as $7.8 million of cash provided by operating activities and $4.5 million of proceeds received from stock option exercises were partially offset by the use of $11.4 million to purchase property and equipment.

Cash Flows

Operating Activities. Net cash provided by operating activities was $44.1 million for 2011, $17.0 million for 2010 and $7.8 million for 2009. The $27.1 million increase in net cash comparing 2011 to 2010 is due primarily to a reduction in merchandise inventories net of the change in accounts payable, customer deposits and store credits and certain other working capital items. The $9.2 million increase in net cash comparing 2010 to 2009 is due primarily to a lower build in merchandise inventories net of the change in accounts payable, the timing of certain tax items, and an increase in customer deposits outstanding, partially offset by net changes in certain other working capital items, including prepaid expenses.

Investing Activities. Net cash used in investing activities was $21.7 million for 2011, $20.5 million for 2010 and $11.4 million for 2009. Net cash used in investing activities for 2011 included $4.7 million cash paid for the Sequoia acquisition. Net cash used in investing activities included capital expenditures related to our integrated technology solution of $4.3 million in 2011, $11.3 million in 2010 and $3.9 million in 2009. In addition, net cash used in investing activities in each year included capital purchases of store fixtures, equipment and leasehold improvements for store opened, relocated or remodeled, investment in certain equipment including our finishing line and forklifts, routine capital purchases of computer hardware and software, and certain leasehold improvements in our Corporate Headquarters.

Financing Activities. Net cash provided by financing activities was $4.5 million, $2.7 million and $4.2 million in 2011, 2010 and 2009, respectively, primarily due to equity activity, including the exercise of stock options.

Revolving Credit Agreement

A revolving credit agreement (the “Revolver”) providing for borrowings up to $25.0 million was available to us through expiration on August 10, 2012. During 2011, 2010 and 2009, we did not borrow against the Revolver and at December 31, 2011 and 2010, there were no outstanding commitments under letters of credit. The Revolver is primarily available to fund inventory purchases, including the support of up to $5.0 million for letters of credit, and for general operations. The Revolver is secured by our inventory, has no mandated payment provisions and we pay a fee of 0.125% per annum, subject to adjustment based on certain financial performance criteria, on any unused portion of the Revolver. Amounts outstanding under the Revolver would be subject to an interest rate of LIBOR (reset on the 10th of the month) plus 0.50%, subject to adjustment based on certain financial performance criteria. The Revolver has certain defined covenants and restrictions, including the maintenance of certain defined financial ratios. We were in compliance with these financial covenants at December 31, 2011.

Subsequent to December 31, 2011, the Company amended the Revolver (the “Amended Revolver”) to provide for borrowings up to $50.0 million through expiration in February 2017. The Amended Revolver is secured by LLI’s inventory, supports up to $10.0 million in letters of credit, has no mandated payment provisions and a fee of 0.1% per annum, subject to adjustment based on certain financial performance criteria, on any unused portion of the Amended Revolver. Amounts outstanding under the Amended Revolver would be subject to an interest rate of LIBOR plus 1.125%, subject to adjustment based on certain financial performance criteria. The Amended Revolver has certain defined covenants and restrictions, including the maintenance of certain defined financial ratios.

Related Party Transactions

See the discussion of related party transactions in Note 6 and Note 11 to the consolidated financial statements included in Item 8 of this report and within Certain Relationships and Related Transactions, and Director Independence in Item 13 of this report.

Contractual Commitments and Contingencies

Our significant contractual obligations and commitments as of December 31, 2011 are summarized in the following table:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years
		(in thousands)
Contractual obligations
Operating lease obligations(1)	$77,282	$17,742	$28,488	$18,159	$12,893

Total contractual obligations	$77,282	$17,742	$28,488	$18,159	$12,893

(1)	Included in this table is the base period or current renewal period for our operating leases. The operating leases generally contain varying renewal provisions.

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

Recognition of Net Sales

We recognize net sales for products purchased at the time the customer takes possession of the merchandise. We recognize service revenue, which consists primarily of freight charges for in-home delivery, when the service has been rendered. We report revenue net of sales and use taxes collected from customers and remitted to governmental taxing authorities. Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical sales trends and experience. Any reasonably likely changes that may occur in the assumptions underlying our allowance estimates would not be expected to have a material impact on our financial condition or operating performance. In addition, customers who do not take immediate delivery of their purchases are generally required to leave a deposit of up to 50% of the retail sales amount with the balance payable when the products are delivered. These customer deposits benefit our cash flow and return on investment capital, because we receive partial payment for our customers’ purchases immediately. We record these deposits as a liability on our balance sheet under the line item “Customer Deposits and Store Credits” until the customer takes possession of the merchandise.

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

Stock-Based Compensation

We currently maintain a single equity incentive plan under which we may grant non-qualified stock options, incentive stock options, restricted shares and other equity awards to employees and non-employee directors. We recognize expense for our stock-based compensation based on the fair value of the awards that are granted. Measured compensation cost is recognized ratably over the service period of the related stock-based compensation award.

The fair value of stock options was estimated at the date of grant using the Black-Scholes-Merton valuation model. In order to determine the related stock-based compensation expense, we used the following assumptions for stock options granted during 2011:

•	Expected life of 7.5 years;

•	Expected stock price volatility of 45%;

•	Risk-free interest rates from 1.7% to 3.0%; and

•	Dividends are not expected to be paid in any year.

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

New Accounting Pronouncements

In September 2011, the FASB issued guidance that revises the requirements around how entities test goodwill for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. We will adopt this guidance for our fiscal 2012 annual goodwill impairment test.

In June 2011, the FASB issued guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements. We early adopted this guidance for our fiscal 2011 financial statements, and have presented the components of comprehensive income in a separate but consecutive statement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

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

Exchange Rate Risk.

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the U.S., we have transactions in other currencies, primarily the Canadian dollar and Chinese yuan.

We currently do not engage in any exchange rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, in an effort to mitigate losses associated with these risks, we may at times engage in transactions involving various derivative instruments to hedge revenues, inventory purchases, assets, and liabilities denominated in foreign currencies

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lumber Liquidators Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Lumber Liquidators Holdings, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lumber Liquidators Holdings, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lumber Liquidators Holdings, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

February 22, 2012

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on

Internal Control over Financial Reporting

The Board of Directors and Stockholders of Lumber Liquidators Holdings, Inc.

We have audited Lumber Liquidators Holdings, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lumber Liquidators Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lumber Liquidators Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lumber Liquidators Holdings, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

February 22, 2012

Lumber Liquidators Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2011	2010
Assets
Current Assets:
Cash and Cash Equivalents	$61,675	$34,830
Merchandise Inventories	164,139	155,131
Prepaid Expenses	4,292	4,837
Other Current Assets	7,863	8,007

Total Current Assets	237,969	202,805
Property and Equipment, net	44,147	35,314
Goodwill	9,693	1,050
Other Assets	3,045	3,121

Total Assets	$294,854	$242,290

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$38,161	$33,744
Customer Deposits and Store Credits	18,120	12,039
Accrued Compensation	2,509	2,460
Sales and Income Tax Liabilities	5,092	2,859
Other Current Liabilities	6,839	5,585

Total Current Liabilities	70,721	56,687
Deferred Rent	3,328	2,746
Deferred Tax Liability	5,721	2,352

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 27,894,543 and 27,472,680 outstanding, respectively)	28	27
Additional Capital	109,047	100,531
Retained Earnings	106,203	79,947
Accumulated Other Comprehensive Loss	(194)	—

Total Stockholders’ Equity	215,084	180,505

Total Liabilities and Stockholders’ Equity	$294,854	$242,290

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Income

(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Net Sales	$681,587	$620,281	$544,568
Cost of Sales	440,912	404,451	349,891

Gross Profit	240,675	215,830	194,677

Selling, General and Administrative Expenses	198,237	173,667	151,070

Operating Income	42,438	42,163	43,607

Other (Income) Expense	(587)	(579)	(498)

Income Before Income Taxes	43,025	42,742	44,105

Provision for Income Taxes	16,769	16,476	17,181

Net Income	$26,256	$26,266	$26,924

Net Income per Common Share—Basic	$0.95	$0.96	$1.00

Net Income per Common Share—Diluted	$0.93	$0.93	$0.97

Weighted Average Common Shares Outstanding:
Basic	27,706,629	27,384,095	26,983,689
Diluted	28,379,693	28,246,453	27,684,547

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Other Comprehensive Income

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Net Income	$26,256	$26,266	$26,924
Foreign Currency Translation Adjustments	(194)	—	—

Comprehensive Income	$26,062	$26,266	$26,924

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2008	26,796,891	$27	$87,613	$26,757	$—	$114,397
Stock-Based Compensation Expense	—	—	2,955	—	—	2,955
Exercise of Stock Options	393,199	—	3,281	—	—	3,281
Excess Tax Benefits on Stock Option Exercises	—	—	1,200	—	—	1,200
Release of Restricted Stock	58,063	—	—	—	—	—
Common Stock Purchased Pursuant to Equity Compensation Plans	(13,931)	—	(323)	—	—	(323)
Net Income	—	—	—	26,924	—	26,924

Balance, December 31, 2009	27,234,222	$27	$94,726	$53,681	$—	$148,434
Stock-Based Compensation Expense	—	—	3,091	—	—	3,091
Exercise of Stock Options	206,821	—	1,796	—	—	1,796
Excess Tax Benefits on Stock Option Exercises	—	—	1,307	—	—	1,307
Release of Restricted Stock	48,245	—	—	—	—	—
Common Stock Purchased Pursuant to Equity Compensation Plans	(16,608)	—	(389)	—	—	(389)
Net Income	—	—	—	26,266	—	26,266

Balance, December 31, 2010	27,472,680	$27	$100,531	$79,947	$—	$180,505
Stock-Based Compensation Expense	—	—	4,005	—	—	4,005
Exercise of Stock Options	377,775	1	3,070	—	—	3,071
Excess Tax Benefits on Stock Option Exercises	—	—	1,690	—	—	1,690
Release of Restricted Stock	55,551	—	—	—	—	—
Common Stock Purchased Pursuant to Equity Compensation Plans	(11,463)	—	(249)	—	—	(249)
Translation Adjustment	—	—	—	—	(194)	(194)
Net Income	—	—	—	26,256	—	26,256

Balance, December 31, 2011	27,894,543	$28	$109,047	$106,203	$(194)	$215,084

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net Income	$26,256	$26,266	$26,924
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	8,328	5,773	4,714
Deferred Income Taxes	2,402	4,300	(956)
Stock-Based Compensation Expense	4,005	3,091	2,955
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(9,197)	(21,789)	(44,611)
Accounts Payable	4,467	1,136	17,235
Customer Deposits and Store Credits	6,104	2,234	(613)
Prepaid Expenses and Other Current Assets	(1,943)	(3,548)	(155)
Other Assets and Liabilities	3,679	(487)	2,319

Net Cash Provided by Operating Activities	44,101	16,976	7,812

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(16,988)	(20,535)	(11,433)
Cash Paid for Acquisition	(4,725)	—	—

Net Cash Used in Investing Activities	(21,713)	(20,535)	(11,433)

Cash Flows from Financing Activities:
Proceeds from the Exercise of Stock Options	3,070	1,796	3,281
Excess Tax Benefits on Stock Option Exercises	1,690	1,307	1,200
Common Stock Purchased Pursuant to Equity Compensation Plans	(249)	(389)	(323)
Other	—	—	(1)

Net Cash Provided by Financing Activities	4,511	2,714	4,157

Effect of Exchange Rates on Cash and Cash Equivalents	(54)	—	—
Net Increase (Decrease) in Cash and Cash Equivalents	26,845	(845)	536
Cash and Cash Equivalents, Beginning of Year	34,830	35,675	35,139

Cash and Cash Equivalents, End of Year	$61,675	$34,830	$35,675

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Lumber Liquidators Holdings, Inc. (the “Company”) is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay and adhesives. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 256 store locations in primary or secondary metropolitan areas in 46 states and seven store locations in Canada at December 31, 2011. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both the call center in Toano, Virginia, and the website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing line in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.”

Organization and Basis of Financial Statement Presentation

The consolidated financial statements of the Company, a Delaware corporation, include the accounts of its wholly owned subsidiaries, including Lumber Liquidators, Inc. (“LLI”). All significant intercompany transactions have been eliminated in consolidation. The prior year balance sheet reflects the segregation of goodwill from other assets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had cash equivalents of $16,064 and $17,050 at December 31, 2011 and 2010, respectively. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settle, within 24-48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $11,535 and $4,196 at December 31, 2011 and 2010, respectively.

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

As part of the credit program with GE Money Bank (“GE”), the Company’s customers may use their Lumber Liquidators credit card to tender installation services provided by the Company’s installation partner, The Home Service Store, Inc. (“HSS”). GE funds HSS directly for these transactions and HSS is responsible for all credits and program fees. If GE is not able to collect net credits or fees from HSS within 60 days, the Company has agreed to indemnify GE against any losses related to HSS credits or fees. There are no maximum potential future payments under the guarantee. The Company is able to seek recovery from HSS of any amounts paid on its behalf. The Company believes that the risk of significant loss from the guarantee of these obligations is remote.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

Prior to October 2009, the primary underwriter of the Lumber Liquidators credit card was HSBC Bank (“HSBC”). The Company terminated this agreement effective December 31, 2009. As a result of the termination, the Company transferred $1,500 of cash to HSBC as prepayment for certain fees, returns or other net credits, of which $350 was refunded to the Company in December 2010. The Company has included $617 and $700 of the remaining amount in other assets at December 31, 2011 and 2010, respectively, and $48 and $70 of the remaining amount in prepaid expenses at December 31, 2011 and 2010, respectively.

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

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or market value. Merchandise cost is determined using the average cost method. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form. The Company adds the finish to, and boxes, various species of unfinished product, to produce certain proprietary products, primarily Bellawood, at its finishing facility. These finishing and boxing costs are included in the average unit cost of related merchandise inventory. The Company maintains an inventory reserve for loss or obsolescence, based on historical results and current sales trends. This reserve was $500 and $450 at December 31, 2011 and 2010, respectively.

Impairment of Long-Lived Assets

The Company evaluates potential impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment exists and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, an impairment loss is recorded based on the difference between the carrying value and fair value of the assets. No impairment charges were recognized in 2011, 2010 or 2009.

Goodwill and Other Indefinite-Lived Intangibles

Goodwill represents the costs in excess of the fair value of net assets acquired associated with acquisitions by the Company. A rollforward of goodwill is as follows:

Goodwill at December 31, 2010	$1,050
Increase in goodwill due to acquisition	8,643

Goodwill at December 31, 2011	$9,693

Other assets include $800 for an indefinite-lived intangible asset for the phone number 1-800-HARDWOOD and related internet domain names. The Company evaluates these assets for impairment on an annual basis, or whenever events or changes in circumstance indicate that the asset carrying value exceeds its fair value. Based on the analysis performed, the Company has concluded that no impairment in the value of these assets has occurred.

Self Insurance

The Company is self-insured for certain employee health benefit claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

number of assumptions and factors including historical trends, actuarial assumptions and economic conditions. This liability could be affected if future occurrences and claims differ from these assumptions and historical trends. As of December 31, 2011 and 2010, an accrual of $593 and $446 related to estimated claims was included in other current liabilities, respectively.

Recognition of Net Sales

The Company recognizes net sales for products purchased at the time the customer takes possession of the merchandise. Service revenue, primarily freight charges for in-home delivery, is included in net sales and recognized when the service has been rendered. The Company reports sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, and net of an allowance for anticipated sales returns based on historical and current sales trends and experience. The sales returns allowance and related changes were not significant for 2011, 2010 or 2009.

The Company generally requires customers to pay a deposit, equal to approximately 50% of the retail sales value, when purchasing merchandise inventories not regularly carried in a given store location, or not currently in stock. These deposits are included in customer deposits and store credits until the customer takes possession of the merchandise.

Cost of Sales

Cost of sales includes the net cost of the product sold, the transportation costs from vendor to the Company’s distribution center or store location, any applicable finishing costs related to production of the Company’s proprietary brands, the transportation costs from the distribution center to the store locations, any inventory adjustments, including shrinkage, and the net costs to produce samples.

The Company includes transportation costs for the delivery of products directly from stores to customers in cost of sales if delivered by third parties or in selling, general and administrative expenses (“SG&A”) if delivered by the Company’s delivery fleet in prior years. Costs related to the Company’s delivery fleet, which include delivery salaries, maintenance and depreciation, totaled approximately nil in 2011, $115 in 2010 and $577 in 2009.

The Company offers a range of prefinished products with warranties on the durability of the finish ranging from 10 to 100 years. Warranty reserves are based primarily on claims experience, sales history and other considerations, and warranty costs are recorded in cost of sales. Warranty costs and changes to the warranty reserve were not significant for 2011, 2010 or 2009.

Vendor Allowances

Vendor allowances primarily consist of volume rebates that are earned as a result of attaining certain purchase levels, reimbursement for the cost of producing samples, advertising allowances for the promotion of vendors’ products and support for new store openings. The vendor allowances are accrued as earned, with those allowances received as a result of attaining certain purchase levels accrued over the incentive period based on estimates of purchases.

Volume rebates earned are initially recorded as a reduction in merchandise inventories and a subsequent reduction in cost of sales when the related product is sold. Reimbursement received for the cost of producing samples is recorded as an offset against cost of sales. Advertising allowances and support for new store openings are recorded as an offset against SG&A.

Advertising Costs

Advertising costs charged to SG&A were $52,345, $49,797 and $47,305 in 2011, 2010 and 2009, respectively. The Company uses various types of media to brand its name and advertise its products. Media production costs are generally expensed as incurred, except for direct mail, which is expensed when the finished piece enters the postal system. Media placement costs are generally expensed in the month the advertising occurs, except for contracted endorsements and sports agreements, which are generally expensed ratably over the contract period. Amounts paid in advance are included in prepaid expenses and totaled $818 and $1,227 at December 31, 2011 and 2010, respectively.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

Store Opening Costs

Costs to open new store locations are charged to SG&A as incurred.

Depreciation and Amortization

Property and equipment is carried at cost and depreciated on the straight-line method over the estimated useful lives. The estimated useful lives for leasehold improvements are the shorter of the estimated useful lives or the remainder of the lease terms. For leases with optional renewal periods, the Company uses the original lease term, excluding optional renewal periods, to determine the appropriate estimated useful lives. Capitalized software costs, including those related to the Company’s integrated information technology solution, are capitalized from the time that technological feasibility is established until the software is ready for use. The estimated useful lives are generally as follows:

Years
Property and Equipment	5 to 10
Computer Software and Hardware	3 to 10
Leasehold Improvements	1 to 15

Operating Leases

The Company has operating leases for its stores, Corporate Headquarters, supplemental office and distribution facilities and certain equipment. The lease agreements for certain stores and distribution facilities contain rent escalation clauses, rent holidays and tenant improvement allowances. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses in SG&A on a straight-line basis over the terms of the leases. The difference between the rental expense and rent paid is recorded as deferred rent in the consolidated balance sheets. For tenant improvement allowances, the Company records deferred rent in the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rental expense.

Stock-Based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718. The Company may issue incentive awards in the form of stock options, restricted stock awards and other equity awards to employees and non-employee directors. The Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. Measured compensation cost is recognized ratably over the requisite service period of the related stock-based compensation award.

Foreign Currency Translation

The Company’s Canadian operations use the Canadian dollar as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the consolidated balance sheets.

Income Taxes

Income taxes are accounted for in accordance with FASB ASC 740 (“ASC 740”). Income taxes are provided for under the asset and liability method and consider differences between the tax and financial accounting bases. The tax effects of these differences are reflected on the balance sheet as deferred income taxes and measured using the effective tax rate expected to be in effect when the differences reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, the Company took into account various factors, including the expected level of future taxable income. If actual results differ from the assumptions made in the evaluation of the valuation allowance, a change in the valuation allowance will be recorded through income tax expense in the period such determination is made.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the relevant taxing authorities, based on the technical merits of its position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The amount of unrecognized tax benefits was not significant for 2011, 2010 or 2009. The Company classifies interest and penalties related to income tax matters as a component of income tax expense.

Net Income per Common Share

Basic net income per common share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per common share is determined by dividing net income by the weighted average number of common shares outstanding during the year, plus the dilutive effect of common stock equivalents, including stock options and restricted stock awards. Common stock and common stock equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and release of restricted stock awards, except when the effect of their inclusion would be antidilutive.

Recent Accounting Pronouncements

In September 2011, the FASB issued guidance that revises the requirements around how entities test goodwill for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The Company will adopt this guidance for its fiscal 2012 annual goodwill impairment test.

In June 2011, the FASB issued guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements. The Company early adopted this guidance for its fiscal 2011 financial statements, and has presented the components of comprehensive income in a separate but consecutive statement.

NOTE 2.       NOTES RECEIVABLE

As of December 31, 2011, notes receivable from a merchandise vendor had an outstanding balance due to the Company of $696, of which $322 had been included in other current assets. As of December 31, 2010, the outstanding balance due to the Company was $867, of which $322 had been included in other current assets.

NOTE 3.       ACQUISITION

On September 28, 2011, the Company entered into an agreement to acquire certain assets of Sequoia Floorings Inc. (“Sequoia”) relating to Sequoia’s quality control and assurance, product development, claims management and logistics operations in China. In connection with the agreement, the Company retained certain key Sequoia personnel in Shanghai, China and assumed direct control of sourcing previously managed by Sequoia. Sequoia, a trading company, provided sourcing services on approximately 78% of the Company’s 2011 merchandise purchases from Asia, which represented approximately one-third of the Company’s total 2011 merchandise purchases. The acquisition strengthens the Company’s mill direct relationships pursuant to its long-term sourcing strategy, and allows for a coordinated and efficient transition to direct servicing of mill relationships by an experienced team of quality and product development experts. As part of the transaction, the Company established a representative office in Shanghai.

The acquisition agreement included a purchase price of approximately $8,300, of which approximately $4,700 was paid in cash. SG&A in 2011 included acquisition-related expenses of approximately $600.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

The purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $8,643, of which all is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities and direct servicing of mill relationships. Other liabilities primarily consist of reserves for warranty claims related to mills previously managed by Sequoia. The total purchase price has been allocated to the net tangible and intangible assets as follows:

Property and Equipment	$97
Other Assets	170
Other Liabilities	(427)
Goodwill	8,643

Fair Value of Purchase Consideration	$8,483

NOTE 4.       PROPERTY AND EQUIPMENT

Property and equipment consisted of:

	December 31,
	2011	2010
Property and Equipment	$31,411	$25,314
Computer Software and Hardware	29,680	23,838
Leasehold Improvements	12,672	9,092

	73,763	58,244
Less: Accumulated Depreciation and Amortization	29,616	22,930

Property and Equipment, net	$44,147	$35,314

Computer software and hardware costs capitalized of $19,544 and $15,225 relates to the Company’s integrated information technology solution as of December 31, 2011 and 2010, respectively. Amortization expense related to these assets was $1,795 and $500 for 2011 and 2010, respectively.

NOTE 5.       REVOLVING CREDIT AGREEMENT

A revolving credit agreement (the “Revolver”) providing for borrowings up to $25,000 is available to LLI through expiration on August 10, 2012. During 2011 and 2010, LLI did not borrow against the Revolver and at December 31, 2011 and 2010, there were no outstanding commitments under letters of credit. The Revolver is primarily available to fund inventory purchases, including the support of up to $5,000 for letters of credit, and for general operations. The Revolver is secured by LLI’s inventory, has no mandated payment provisions and a fee of 0.125% per annum, subject to adjustment based on certain financial performance criteria, on any unused portion of the Revolver. Amounts outstanding under the Revolver would be subject to an interest rate of LIBOR (reset on the 10th of the month) plus 0.50%, subject to adjustment based on certain financial performance criteria. The Revolver has certain defined covenants and restrictions, including the maintenance of certain defined financial ratios. LLI was in compliance with these financial covenants at December 31, 2011.

Subsequent to December 31, 2011, the Company amended the Revolver (the “Amended Revolver”) to provide for borrowings up to $50,000 through expiration in February 2017. The Amended Revolver is secured by LLI’s inventory, supports up to $10,000 in letters of credit, has no mandated payment provisions and a fee of 0.1% per annum, subject to adjustment based on certain financial performance criteria, on any unused portion of the Amended Revolver. Amounts outstanding under the Amended Revolver would be subject to an interest rate of LIBOR plus 1.125%, subject to adjustment based on certain financial performance criteria. The Amended Revolver has certain defined covenants and restrictions, including the maintenance of certain defined financial ratios.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

NOTE 6.       LEASES

The Company has operating leases for its stores, Corporate Headquarters, supplemental office and distribution facilities and certain equipment. The store location leases are operating leases and generally have five-year base periods with one or more five-year renewal periods.

The Company’s founder has an ownership interest in ANO LLC and certain other entities (collectively, “ANO and Related Companies”). As of December 31, 2011, 2010 and 2009, the Company leased 25, 27 and 25 of its locations from ANO and Related Companies representing 9.5%, 12.1% and 13.4% of the total number of store leases in operation, respectively. In addition, the Company leases the Corporate Headquarters from ANO LLC under an operating lease with a base term running through December 31, 2019.

Rental expense for 2011, 2010 and 2009 was $16,575, $13,784 and $11,464, respectively, with rental expense attributable to ANO and Related Companies of $2,718, $2,635 and $2,531, respectively.

The future minimum rental payments under non-cancellable operating leases, segregating ANO and Related Companies leases from all other operating leases, were as follows at December 31, 2011:

	Operating Leases
	ANO and Related Companies		Store & Other Leases	Total Operating Leases
	Store Leases	Headquarters Lease
2012	$1,197	$1,129	$15,416	$17,742
2013	1,124	1,163	13,024	15,311
2014	774	1,198	11,205	13,177
2015	515	1,234	8,932	10,681
2016	105	1,271	6,102	7,478
Thereafter	122	6,823	5,948	12,893

Total minimum lease payments	$3,837	$12,818	$60,627	$77,282

NOTE 7.       STOCK-BASED COMPENSATION

Stock-based compensation expense included in SG&A consisted of:

	Year Ended December 31,
	2011	2010	2009
Stock Options and Restricted Stock Awards	$4,005	$2,962	$2,826
Regional Manager Plan	—	129	129

Total	$4,005	$3,091	$2,955

Overview

On May 6, 2011, the Company’s stockholders approved the Lumber Liquidators Holdings, Inc. 2011 Equity Compensation Plan (the “2011 Plan”), which succeeded the Lumber Liquidators Holdings, Inc. 2007 Equity Compensation Plan (the “2007 Plan”). The 2011 Plan is an equity incentive plan for employees, non-employee directors and other service providers from which the Company may grant stock options, restricted stock awards and other equity awards. The total number of shares of common stock authorized for issuance under the 2011 Plan is 5.3 million. No further grants will be made under the 2007 Plan.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

As of December 31, 2011, 1.8 million shares of common stock were available for future grants. Stock options granted under the 2011 Plan expire no later than ten years from the date of grant and the exercise price shall not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted stock awards on a grant by grant basis at the discretion of the Board of Directors. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted stock awards.

The Company also maintains the Lumber Liquidators Holdings, Inc. Outside Directors Deferral Plan (the “Deferral Plan”) under which each of the Company’s non-employee directors has the opportunity to elect annually to defer certain fees until his departure from the Board of Directors. A non-employee director may elect to defer up to 100% of his fees and have such fees invested in deferred stock units. Deferred stock units must be settled in common stock upon the director’s departure from the Board. There were 32,960 and 22,265 deferred stock units outstanding at December 31, 2011 and 2010, respectively.

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

Stock Options

The following table summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2008	2,226,107	$8.27	8.0	$5,199

Granted	317,141	11.17
Exercised	(393,199)	8.35
Forfeited	(103,073)	10.22

Balance, December 31, 2009	2,046,976	$8.61	7.2	$37,237

Granted	289,026	24.35
Exercised	(206,821)	8.68
Forfeited	(59,664)	13.24

Balance, December 31, 2010	2,069,517	$10.67	6.6	$29,635

Granted	557,557	24.64
Exercised	(377,775)	8.14
Forfeited	(54,952)	19.82

Balance, December 31, 2011	2,194,347	$14.42	6.6	$12,746

Exercisable at December 31, 2011	1,268,429	$8.82	5.1	$11,491

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on December 31. The intrinsic value of the stock options exercised during 2011, 2010 and 2009 was $5,583, $3,742 and $4,380, respectively.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

As of December 31, 2011, total unrecognized compensation cost related to unvested options was approximately $6,044, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.7 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of options granted during 2011, 2010 and 2009 was $12.57, $11.44 and $5.78, respectively.

The following are the ranges of assumptions for the periods noted:

	Year Ended December 31,
	2011	2010	2009
Expected dividend rate	Nil	Nil	Nil
Expected stock price volatility	45%	45%	39-45%
Risk-free interest rate	1.7-3.0%	1.9-3.2%	2.8-3.6%
Expected term of options	7.5 years	3.5-7.5 years	7.5 years

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

Restricted Stock Awards

The following table summarizes activity related to restricted stock awards:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2008	132,773	$11.33

Granted	92,533	13.70
Released	(58,063)	13.33
Forfeited	(22,013)	10.06

Nonvested, December 31, 2009	145,230	$12.19

Granted	67,811	24.69
Released	(48,245)	24.63
Forfeited	(22,715)	14.26

Nonvested, December 31, 2010	142,081	$13.60

Granted	79,236	23.28
Released	(56,529)	21.45
Forfeited	(22,668)	18.61

Nonvested, December 31, 2011	142,120	$15.08

The fair value of restricted stock awards released during the years ended December 31, 2011, 2010 and 2009 was $1,212, $1,188 and $978, respectively. As of December 31, 2011, total unrecognized compensation cost related to unvested restricted stock awards was approximately $763, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.0 years.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

NOTE 8.       INCOME TAXES

The components of income before income taxes were as follows:

	Year Ended December 31,
	2011	2010	2009
United States	$45,259	$43,306	$44,105
Foreign	(2,234)	(564)	—

Total Income before Income Taxes	$43,025	$42,742	$44,105

The provision for income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
Current
Federal	$12,291	$10,231	$14,681
State	2,076	1,945	3,456

Total Current	14,367	12,176	18,137

Deferred
Federal	2,483	3,926	(776)
State	498	522	(180)
Foreign	(579)	(148)	—

Total Deferred	2,402	4,300	(956)

Total Provision for Income Taxes	$16,769	$16,476	$17,181

The reconciliation of significant differences between income tax expense applying the federal statutory rate of 35% and the actual income tax expense at the effective rate are as follows:

	Year Ended December 31,
	2011		2010		2009
Income Tax Expense at Federal Statutory Rate	$15,059	35.0%	$14,960	35.0%	$15,437	35.0%
Increases (Decreases):
State Income Taxes, Net of Federal Income Tax Benefit	1,632	3.8%	1,478	3.5%	2,150	4.9%
Other	78	0.2%	38	0.0%	(406)	(0.9%)

Total	$16,769	39.0%	$16,476	38.5%	$17,181	39.0%

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

The tax effects of temporary differences that result in significant portions of the deferred tax accounts are as follows:

	December 31,
	2011	2010
Deferred Tax Liabilities:
Prepaid Expenses	$372	$271
Depreciation and Amortization	11,629	6,943
Other	—	51

Total Deferred Tax Liabilities	12,001	7,265

Deferred Tax Assets:
Stock-Based Compensation Expense	3,914	3,341
Reserves	2,243	2,032
Employee Benefits	118	316
Inventory Capitalization	2,168	1,435
Foreign Operations	728	148
Other	342	—

Total Deferred Tax Assets	9,513	7,272

Net Deferred Tax (Liability) Asset	$(2,488)	$7

The Company made income tax payments of $7,067, $14,282 and $15,273 in 2011, 2010 and 2009, respectively.

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Internal Revenue Service has completed audits of the Company’s federal income tax returns for years through 2009.

NOTE 9.       PROFIT SHARING PLAN

The Company maintains a profit-sharing plan, qualified under Section 401(k) of the Internal Revenue Code, for all eligible employees. Through 2009, employees were eligible to participate following the completion of one year of service and attainment of age 21. As of January 1, 2010, employees are eligible to participate following the completion of three months of service and attainment of age 21. The Company matches 50% of employee contributions up to 6% of eligible compensation. The Company’s matching contributions, included in SG&A, totaled $620, $520 and $404 in 2011, 2010 and 2009, respectively.

NOTE 10.     NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31,
	2011	2010	2009
Net Income	$26,256	$26,266	$26,924

Weighted Average Common Shares Outstanding—Basic	27,706,629	27,384,095	26,983,689
Effect of Dilutive Securities:
Common Stock Equivalents	673,064	862,358	700,858

Weighted Average Common Shares Outstanding—Diluted	28,379,693	28,246,453	27,684,547

Net Income per Common Share—Basic	$0.95	$0.96	$1.00

Net Income per Common Share—Diluted	$0.93	$0.93	$0.97

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	As of December 31,
	2011	2010	2009
Stock Options	845,414	287,857	10,436
Restricted Stock Awards	9,414	—	—

NOTE 11.     RELATED PARTY TRANSACTIONS

The Company is party to an agreement dated June 1, 2010 with Designers’ Surplus, LLC t/a Cabinets to Go (“CTG”). The Company’s founder is the sole member of an entity that owns a significant interest in CTG. Pursuant to the terms of the agreement, the Company provides certain advertising, marketing and other services. The Company charges CTG for its services at rates believed to be at fair market value. The revenue recognized by the Company from this agreement was not significant in 2011 or 2010.

As described in Note 6, the Company leases a number of its store locations and Corporate Headquarters from ANO and Related Companies.

NOTE 12.     COMMITMENTS AND CONTINGENCIES

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

On September 3, 2009, a former store manager and an assistant store manager at that time (together, the “Plaintiffs”) filed a putative class action suit against LLI in the Superior Court of California in and for the County of Alameda. The Plaintiffs allege that with regard to certain groups of current and former employees in LLI’s California stores, LLI violated California law by failing to calculate and pay overtime wages properly, provide meal breaks, compensate for unused vacation time, reimburse for certain expenses and maintain required employment records. The Plaintiffs also claim that LLI did not calculate and pay overtime wages properly for certain of LLI’s non-exempt employees, both in and out of California, in violation of federal law. In their suit, the Plaintiffs seek compensatory damages, certain statutory penalties, costs, attorney’s fees and injunctive relief.

LLI removed the case to the United States District Court for the Northern District of California. In an order dated March 2, 2011, the court denied without prejudice the Plaintiffs’ motion for conditional class certification of non-exempt employees throughout the country. On December 30, 2011, the Plaintiffs filed a motion for class certification of the proposed California employee classes. The Court has not yet ruled on that motion. LLI intends to continue to defend the claims in this suit vigorously. While there is a reasonable possibility that a material loss may be incurred, the Company cannot estimate the loss or range of loss, if any, to the Company at this time.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

NOTE 13.     CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following tables present the Company’s unaudited quarterly results for 2011 and 2010.

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(dollars in thousands, except per share amounts)
Net Sales	$159,680	$175,460	$171,993	$174,454
Gross Profit	57,793	59,724	61,248	61,910
Selling, General and Administrative Expenses	48,453	51,051	50,327	48,405
Operating Income	9,340	8,673	10,921	13,505
Net Income	$5,777	$5,287	$6,735	$8,458

Net Income per Common Share—Basic	$0.21	$0.19	$0.24	$0.30
Net Income per Common Share—Diluted	$0.20	$0.19	$0.24	$0.30
Number of Stores Opened in Quarter	16	11	6	7
Comparable Store Net Sales Increase (Decrease)	(4.3%)	(7.9%)	3.0%	1.9%

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(dollars in thousands, except per share amounts)
Net Sales	$151,195	$168,674	$147,192	$153,220
Gross Profit	53,504	58,540	51,761	52,025
Selling, General and Administrative Expenses	42,213	43,863	44,909	42,682
Operating Income	11,291	14,677	6,852	9,343
Net Income	$6,968	$9,093	$4,284	$5,921

Net Income per Common Share—Basic	$0.26	$0.33	$0.16	$0.22
Net Income per Common Share—Diluted	$0.25	$0.32	$0.15	$0.21
Number of Stores Opened in Quarter	11	6	10	10
Comparable Store Net Sales Increase (Decrease)	8.0%	5.5%	(5.7%)	1.2%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2011 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2011.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal controls over financial reporting as of December 31, 2011. See “Item 8. Consolidated Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On February 21, 2012, the Company entered into an Amended and Restated Revolver (the “Revolver”) with Bank of America, N.A. to provide for borrowings up to $50.0 million through expiration in February 2017. The Revolver is secured by LLI’s inventory, supports up to $10.0 million in letters of credit, has no mandated payment provisions and a fee of 0.1% per annum, subject to adjustment based on certain financial performance criteria, on any unused portion of the Revolver. Amounts outstanding under the Revolver would be subject to an interest rate of LIBOR plus 1.125%, subject to adjustment based on certain financial performance criteria. The Revolver has certain defined covenants and restrictions, including the maintenance of a Basic Fixed Charge Coverage Ratio of greater than or equal to 1.75 to 1.0 and an Adjusted Funded Debt to EBITDAR Ratio not exceeding 2.50 to 1.0. A copy of the Revolver agreements are attached as exhibits to this Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2011.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed no later than 120 days after December  31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2011.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2012 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2012.

LUMBER LIQUIDATORS HOLDINGS, INC.

By:	/s/ ROBERT M. LYNCH
Robert M. Lynch President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2012.

Signature	Title

/S/ ROBERT M. LYNCH Robert M. Lynch	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ DANIEL E. TERRELL Daniel E. Terrell	Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/S/ THOMAS D. SULLIVAN Thomas D. Sullivan	Chairman of the Board

/S/ MACON F. BROCK, JR. Macon F. Brock, Jr.	Director

/S/ DOUGLAS T. MOORE Douglas T. Moore	Director

/S/ JOHN M. PRESLEY John M. Presley	Director

/S/ PETER B. ROBINSON Peter B. Robinson	Director

/S/ MARTIN F. ROPER Martin F. Roper	Director

/S/ JIMMIE L. WADE Jimmie L. Wade	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.01	Agreement of Merger and Plan of Reorganization among Lumber Liquidators, Inc., Lumber Liquidators Holdings, Inc., and Lumber Liquidators Merger Sub, Inc., dated December 29, 2009 (filed as Exhibit 2.1 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)

3.01	Certificate of Incorporation of Lumber Liquidators Holdings, Inc. (filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)

3.02	By-Laws of Lumber Liquidators Holdings, Inc. (filed as Exhibit 3.2 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)

4.01	Form of Certificate of Common Stock of Lumber Liquidators Holdings, Inc. (filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)

10.01*	Lumber Liquidators Holdings, Inc. 2011 Equity Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed May 6, 2011 (File No. 333-173981), and incorporated by reference)

10.02*	Lumber Liquidators 2007 Equity Compensation Plan (filed as Exhibit 10.1 to the Company’s Post-effective Amendment No. 1 to its Registration Statement on Form S-8, filed January 4, 2010 (File No. 333-147247), and incorporated by reference)

10.03*	Lumber Liquidators 2006 Equity Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Company’s Post-effective Amendment No. 1 to its Registration Statement on Form S-8, filed January 4, 2010 (File No. 333-147247), and incorporated by reference)

10.04*	Lumber Liquidators 2004 Stock Option and Grant Plan (filed as Exhibit 10.3 to the Company’s Post-effective Amendment No. 1 to its Registration Statement on Form S-8, filed January 4, 2010 (File No. 333-147247), and incorporated by reference)

10.05*	Employment Agreement with Jeffrey W. Griffiths (filed as Exhibit 10.03 to the Company’s Registration Statement on Form S-1, filed April 23, 2007 (File No. 333-142309), and incorporated by reference)

10.06*	Employment Agreement with H. Franklin Marcus, Jr. (filed as Exhibit 10.04 to the Company’s Registration Statement on Form S-1, filed April 23, 2007 (File No. 333-142309), and incorporated by reference)

10.07*	Offer Letter Agreement with Robert M. Morrison (filed as Exhibit 10.05 to the Company’s Registration Statement on Form S-1, filed April 23, 2007 (File No. 333-142309), and incorporated by reference)

10.08*	Offer Letter Agreement with Marco Pescara (filed as Exhibit 10.06 to the Company’s Registration Statement on Form S-1, filed April 23, 2007 (File No. 333-142309), and incorporated by reference)

10.09*	Form of Non-Qualified Employee Stock Option Agreement, effective October 18, 2006 (filed as Exhibit 10.07 to the Company’s Registration Statement on Form S-1, filed April 23, 2007 (File No. 333-142309), and incorporated by reference)

10.10	Lease by and between ANO LLC and Lumber Liquidators (relating to Toano facility) (filed as Exhibit 10.08 to the Company’s Amendment No. 1 to its Registration Statement on Form S-1, filed May 30, 2007 (File No. 333-142309), and incorporated by reference)

10.11*	Thomas D. Sullivan Stock Option Agreement and Lumber Liquidators, Inc. Guaranty Agreement, and amendment thereto (filed as Exhibit 10.09 to the Company’s Amendment No. 1 to its Registration Statement on Form S-1, filed May 30, 2007 (File No. 333-142309), and incorporated by reference)

10.12*	Form of Option Award Agreement, effective November 16, 2007 (filed as Exhibit 10.10 to the Company’s annual report on Form 10-K, filed on March 12, 2008 (File No. 001-33767), and incorporated by reference)

10.13*	Form of Restricted Stock Agreement, effective November 16, 2007 (filed as Exhibit 10.11 to the Company’s annual report on Form 10-K, filed on March 12, 2008 (File No. 001-33767), and incorporated by reference)

10.14*	Form of Option Award Agreement, effective December 31, 2010 (filed as Exhibit 10.13 to the Company’s annual report on Form 10-K, filed on February 23, 2010 (File No. 001-33767), and incorporated by reference)

Exhibit Number	Exhibit Description

10.15*	Form of Restricted Stock Agreement, effective December 31, 2010 (filed as Exhibit 10.14 to the Company’s annual report on Form 10-K, filed on February 23, 2010 (File No. 001-33767), and incorporated by reference)

10.16*	Form of Option Award Agreement, effective May 6, 2011 (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed May 6, 2011 (File No. 001-33767), and incorporated by reference)

10.17*	Form of Restricted Stock Agreement, effective May 6, 2011 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed May 6, 2011 (File No. 001-33767), and incorporated by reference)

10.18*	Amendment to Executive Employment Agreement with Jeffrey W. Griffiths (filed as Exhibit 10.13 to the Company’s Form 10-Q, filed May 6, 2009 (File No. 001-33767), and incorporated by reference)

10.19*	Second Amendment to Executive Employment Agreement with Jeffrey W. Griffiths (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed December 30, 2009 (File No. 001-33767), and incorporated by reference)

10.20*	Amended and Restated Annual Bonus Plan (filed as Exhibit 10.01 to the Company’s current report on Form 8-K, filed February 4, 2010 (File No. 001-33767), and incorporated by reference)

10.21*	Separation and Release Agreement with Andrew P. Shulklapper (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed October 25, 2010 (File No. 001-33767), and incorporated by reference)

10.22*	Employment Agreement with Robert M. Lynch (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed December 21, 2010 (File No. 005-83765), and incorporated by reference)

10.23*	Amendment to Employment Agreement with Robert M. Lynch (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed December 21, 2011 (File No. 005-83765), and incorporated by reference)

10.24	Amended and Restated Revolving Credit Agreement, dated as of February 21, 2012, by and between Lumber Liquidators, Inc. and Bank of America, N.A. and the related Amended and Restated Revolving Credit Note, dated as of February 21, 2012

21.01	Subsidiaries of Lumber Liquidators Holdings, Inc.

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002

101~	The following financial statements from the Company’s Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Other Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements

~	Furnished herewith.
*	Indicates a management contract or compensation plan, contract or agreement.