Form 10-Q
period 2012-03-31
Lumber Liquidators Holdings, Inc.
filed 2012-04-25
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 23, 2012, there were 27,533,537 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2012

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$61,436	$61,675
Merchandise Inventories	191,751	164,139
Prepaid Expenses	5,996	4,292
Other Current Assets	9,367	7,863

Total Current Assets	268,550	237,969
Property and Equipment, net	45,189	44,147
Goodwill	9,693	9,693
Other Assets	2,990	3,045

Total Assets	$326,422	$294,854

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$51,710	$38,161
Customer Deposits and Store Credits	26,207	18,120
Accrued Compensation	4,609	2,509
Sales and Income Tax Liabilities	9,188	5,092
Other Current Liabilities	8,760	6,839

Total Current Liabilities	100,474	70,721

Deferred Rent	3,396	3,328
Deferred Tax Liability	5,540	5,721

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 27,669,312 and 27,894,543 outstanding, respectively)	28	28
Treasury Stock, at cost (447,323 and 53,085 shares, respectively)	(10,193)	(1,116)
Additional Capital	112,867	110,163
Retained Earnings	114,400	106,203
Accumulated Other Comprehensive Loss	(90)	(194)

Total Stockholders’ Equity	217,012	215,084

Total Liabilities and Stockholders’ Equity	$326,422	$294,854

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011

Net Sales	$188,034	$159,680
Cost of Sales	117,897	101,887

Gross Profit	70,137	57,793

Selling, General and Administrative Expenses	56,819	48,453

Operating Income	13,318	9,340

Other (Income) Expense	(42)	(87)

Income Before Income Taxes	13,360	9,427

Provision for Income Taxes	5,163	3,650

Net Income	$8,197	$5,777

Net Income per Common Share—Basic	$0.29	$0.21

Net Income per Common Share—Diluted	$0.29	$0.20

Weighted Average Common Shares Outstanding:
Basic	27,926,544	27,572,244
Diluted	28,509,475	28,378,063

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Other Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net Income	$8,197	$5,777
Foreign Currency Translation Adjustments	104	(1)

Comprehensive Income	$8,301	$5,776

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011

Cash Flows from Operating Activities:
Net Income	$8,197	$5,777
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,366	1,910
Stock-Based Compensation Expense	1,133	922
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(27,737)	(7,861)
Accounts Payable	13,295	(1,168)
Customer Deposits and Store Credits	8,087	8,104
Prepaid Expenses and Other Current Assets	(3,063)	(737)
Other Assets and Liabilities	8,059	4,111

Net Cash Provided by Operating Activities	10,337	11,058

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(3,180)	(4,159)

Net Cash Used in Investing Activities	(3,180)	(4,159)

Cash Flows from Financing Activities:
Payments for Share Repurchases	(9,077)	(126)
Proceeds from the Exercise of Stock Options	1,234	870
Excess Tax Benefits on Stock Option Exercises	337	659

Net Cash (Used in) Provided by Financing Activities	(7,506)	1,403
Effect of Exchange Rates on Cash and Cash Equivalents	110	(2)

Net (Decrease) Increase in Cash and Cash Equivalents	(239)	8,300
Cash and Cash Equivalents, Beginning of Period	61,675	34,830

Cash and Cash Equivalents, End of Period	$61,436	$43,130

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

NOTE 1.	BASIS OF PRESENTATION

Lumber Liquidators Holdings, Inc. (the “Company”) is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay and adhesives. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 259 store locations in primary or secondary metropolitan areas in 46 states and eight store locations in Canada at March 31, 2012. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both the call center in Toano, Virginia, and the website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing line in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.”

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Lumber Liquidators Holdings, Inc. annual report filed on Form 10-K for the year ended December 31, 2011.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, including Lumber Liquidators, Inc. (“LLI”). All significant intercompany transactions have been eliminated in consolidation. The prior year balance sheet now segregates treasury stock from additional capital.

Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments such as cash and cash equivalents, notes receivable, accounts payable and other liabilities approximate fair value because of the short-term nature of these items. Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board ASC 820 fair value hierarchy. The Company had cash equivalents of $16,066 at March 31, 2012 and $16,064 at December 31, 2011.

NOTE 3.	STOCK REPURCHASE PROGRAM

On February 22, 2012, the Company’s Board of Directors authorized the repurchase of up to $50,000 of the Company’s common stock. The Company’s stock repurchase program allows it to repurchase its common stock from time to time on the open market or in privately negotiated transactions. During the quarter ended March 31, 2012, the Company repurchased 386,969 shares of its common stock on the open market at an average price of $23.03 per share for an aggregate cost of $8,920. At March 31, 2012, the Company had $41,080 remaining under the $50,000 stock repurchase program.

NOTE 4.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	28,509,475	28,509,475
	Three Months Ended March 31,
	2012	2011
Net Income	$8,197	$5,777

Weighted Average Common Shares Outstanding—Basic	27,926,544	27,572,244
Effect of Dilutive Securities:
Common Stock Equivalents	582,931	805,819

Weighted Average Common Shares Outstanding—Diluted	28,509,475	28,378,063

Net Income per Common Share—Basic	$0.29	$0.21

Net Income per Common Share—Diluted	$0.29	$0.20

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	28,509,475	28,509,475
	Three Months Ended March 31,
	2012	2011
Stock Options	961,960	774,556
Restricted Stock Awards	36,133	—

NOTE 5.	RELATED PARTY TRANSACTIONS

The Company’s founder and current chairman of the Board has an ownership interest in ANO LLC and certain other entities (collectively, “ANO and Related Companies”). As of March 31, 2012, the Company leased the Corporate Headquarters, which includes a store location, and 25 of its other store locations from ANO and Related Companies. Rental expense related to ANO and Related Companies for the three months ended March 31, 2012 and 2011 was $641 and $676, respectively.

NOTE 6.	COMMITMENTS AND CONTINGENCIES

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

LLI removed the case to the United States District Court for the Northern District of California. In an order dated March 2, 2011, the court denied without prejudice the Plaintiffs’ motion for conditional class certification of non-exempt employees throughout the country. In an order dated March 26, 2012, the court denied Plaintiffs’ motion for class certification of the proposed California employee classes with regard to each class with the exception of the class of non-exempt employees in California for whom overtime pay was purportedly miscalculated. Upon the entry of a final judgment in the action, the court’s rulings would be subject to appeal.

At this time, the Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to matters such as sales growth, comparable store net sales, impact of cannibalization, price changes, earnings performance, stock-based compensation expense, margins, return on invested capital, strategic direction, the demand for our products, and store openings. We have used words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed in this report and in our other reports filed with the SEC including the Item 1A, “Risk Factors,” section of the Form 10-K for the year ended December 31, 2011.

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

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in our annual report filed on Form 10-K for the year ended December 31, 2011.

Overview and Trends

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. At March 31, 2012, we sold our products through 267 Lumber Liquidators stores in 46 states in the U.S. and in Canada, a call center, websites and catalogs.

Our focus in 2012 is to enhance our value proposition to the customer and improve our operating margin through the following key strategic initiatives:

•

Revenue growth driven primarily through increases in the number of customers invoiced. We believe there is significant opportunity to expand our store base in both new and existing markets. When opening a new store in an existing market, we emphasize total market return. Across our store base, we are broadening the reach and frequency of our advertising to increase recognition of our value proposition.

•

Gross margin expansion through continued execution of our sourcing initiatives and optimization of our supply chain. We are committed to our product assortment, in-stock inventory position, attachment rates for moldings and accessories and reducing the net cost of product.

•	Continuous improvement in our operations by developing the best people to serve our customers or to serve those that do.

In 2010 and 2011, we invested significant resources in the expertise of our executive and operational management team, in our integrated information technology solution, and in our product sourcing, allocation and distribution. During that same time, we aggressively grew our store base to take advantage of market share opportunities in a challenging demand environment for large-ticket, discretionary home remodeling spend. Additional resources were required to implement and stabilize a number of these infrastructure initiatives. We believe our investment in infrastructure resources in 2012 will be significantly less than 2011 and 2010, and as a result, we expect to increase our operational efficiency.

We operate primarily in the highly fragmented wood flooring market for existing homeowners. This market is dependent on home-related, large-ticket discretionary spending, which is influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. Though the warmer than normal weather across many regions of the country may have had a positive impact on retail sales in the home improvement category in the first quarter of 2012, we continue to expect volatile consumer demand for large-ticket, discretionary purchases. We expect the consumer to remain cautious and price sensitive.

In February of 2012, our Board of Directors authorized the repurchase of up to $50 million of our common stock. This share repurchase program marks an important step in returning value to our shareholders, and expresses confidence in our proven store model. Through March 31, 2012, we had repurchased 386,969 shares of our common stock using approximately $8.9 million in cash. We expect to continue to repurchase shares of our common stock from time to time through open market purchases or through privately negotiated transactions.

Results of Operations

Net Sales

	For the three months ended March 31,
	2012	2011
	(dollars in thousands) increase (decrease)
Net sales	$188,034	$159,680
Percentage increase	17.8%	5.6%
Average sale[1]	(0.4%)	5.9%
Average retail price per unit sold[2]	(1.8%)	6.3%
Number of stores open at end of period	267	239
Number of stores opened in period	4	16

Comparable Stores:
Net sales	7.5%	(4.3%)
Customers invoiced[3]	8.0%	(9.7%)

Net sales in markets with all stores comparable (no cannibalization)	9.3%	(1.5%)
Net sales of stores operating for 13 to 36 months	20.0%	5.3%

[1]

Average sale, calculated on a total company basis, is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders)

[2]	Average retail price per unit sold is calculated on a total company basis and excludes certain service revenue, which consists primarily of freight charges for in-home delivery
[3]	Approximated by applying our average sale to total net sales at comparable stores

Net sales for the first quarter of 2012 increased $28.4 million, or 17.8%, over the first quarter of 2011 as net sales in non-comparable stores increased $16.4 million and net sales in comparable stores increased $11.9 million. We generally consider a store comparable on the first day of the thirteenth full calendar month after opening. Net sales increased primarily due to the following factors:

•

New store locations continue to positively impact our net sales growth. We have opened 44 new locations since January 1, 2011, including 16 in the first quarter of 2011 and four in the first quarter of 2012. These new stores were opened in a nearly equal split between new and existing markets, with 21 locations opened in existing markets, including one in the first quarter of 2012. We opened our first three Canadian stores in March 2011, and now have eight locations operating primarily in the greater Toronto area. We continue to expect to open a total of 20 to 25 new locations in 2012.

•

In comparing 2012 to 2011, we have fewer non-comparable stores. In addition, the number of stores opened each quarter over the last two years has not been consistent, and as a result, the average age of a non-comparable store in the first quarter of 2012 is approximately eight months of operation versus approximately five months of operation in the first quarter of 2011. At our non-comparable locations, monthly net sales generally increase with maturity, resulting in a progressively more favorable impact on operating margin.

•

Net sales in comparable stores increased 7.5% in the first quarter of 2012 compared to the same period in 2011, primarily due to an 8.0% increase in the number of customers invoiced, partially offset by a slight decrease in our average sale. We believe our efforts to expand our advertising reach and frequency resulted in greater recognition of our value proposition.

•

We evaluate our net sales performance by market. We segregate our markets into those where all stores are comparable and those which have at least one comparable store and one non-comparable store, often referred to as “cannibalized” markets. In cannibalized markets, we evaluate the total increase in net sales of the market. In markets where all stores are comparable, net sales increased 9.3% in the first quarter of 2012 and decreased 1.5% in the first quarter of 2011. In markets with at least one comparable store and at least one non-comparable store, we increased total net sales by 32.6% in the first quarter of 2012 and 15.8% in the first quarter of 2011.

Gross Profit and Gross Margin

	For the three months ended March 31,
	2012	2011
	(dollars in thousands)
Net Sales	$188,034	$159,680
Cost of Sales	117,897	101,887

Gross Profit	$70,137	$57,793
Gross Margin	37.3%	36.2%

The significant drivers of estimated gross margin expansion (contraction) in comparing the first quarter of 2012 to 2011 and the first quarter of 2011 to 2010 are as follows:

		For the three months ended March 31,
Driver	Description	2012	2011
		(in basis points)

Cost of Product	Cost of acquiring the products we sell from our suppliers, including the impact of our sourcing initiatives; Changes in the mix of products sold; Changes in the average retail price per unit sold.	45	140

Transportation	International and domestic transportation costs, including the impact of international container rates; Customs and duty charges; Fuel and fuel surcharges; Impact of vendor-mill shipments received directly by our store locations; Transportation charges from our distribution centers to our store locations; Transportation charges between store locations and the cost of delivery to our customers.	65	(45)

All Other	Investments in our quality control procedures; Warranty costs; Changes in finishing costs to produce a unit of our proprietary brands; Inventory shrink; Net costs of producing samples.	—	(15)

Total Change in Gross Margin from the prior year		110	80

•

Within our cost of product in the first quarter of 2012, gross margin benefited from net sales mix shifts and the net benefit of our sourcing initiatives. Within our sales mix, moldings and accessories, which generally carry a higher than average gross margin, increased to 15.0% of total net sales in the first quarter of 2012 from 13.8% in the first quarter of 2011. Our sourcing initiatives were launched in the first quarter of 2011 and consisted primarily of vendor allowances in that quarter. In the first quarter of 2012, the net cost of product benefited from the implementation of additional phases of our sourcing initiatives, including line reviews and an increase in direct sourcing from our vendor mill partners, primarily due to the acquisition of certain assets of Sequoia Floorings Inc. in the prior year.

•

Net transportation costs benefited first quarter 2012 gross margin primarily due to a decrease in inbound transportation costs as a result of lower international container rates. In addition, certain domestic transportation costs were lower due to better alignment of product allocation to sales demand. The net transportation cost benefit was partially offset by an increase in the average domestic cost per mile resulting from higher fuel costs and a decrease in direct shipments received by our stores. In the first quarter of 2012, 17.4% of our unit purchases were received directly at the store, down from 21.9% in the first quarter of 2011. We believe the percentage of direct shipments received by our stores in 2012 will be greater than the percentage in 2011 as inventory carrying levels at the end of the first quarter have been replenished from significantly lower levels at December 31, 2011.

Operating Income and Operating Margin

	For the three months ended March 31,
	2012	2011
	(dollars in thousands)
Gross Profit	$70,137	$57,793
Selling, General and Administrative (“SG&A”) Expenses	56,819	48,453

Operating Income	$13,318	$9,340
Operating Margin	7.1%	5.9%

Operating income for the three months ended March 31, 2012 increased $4.0 million, or 42.6%, over the first quarter of 2011 as the $12.3 million increase in gross profit was partially offset by an $8.4 million increase in SG&A expenses. The increase in SG&A expenses was principally due to the following factors:

•

Salaries, commissions and benefits for the first quarter of 2012 increased $4.9 million in comparison to the first quarter of 2011, primarily due to growth in our store base. As a percentage of net sales, salaries, commissions and benefits increased to 13.1% for the first quarter of 2012 from 12.4% in the first quarter of 2011, due primarily to higher commissions earned by our store management, higher annual bonus accruals and certain benefit costs.

•

Advertising expenses for the first quarter of 2012 increased $1.0 million over the first quarter of 2011, but decreased as a percentage of net sales to 7.6% from 8.3%. We continued to both leverage our national advertising campaigns over a larger store base and reallocate our advertising to more effective media channels.

•

Occupancy costs for the first quarter of 2012 increased $1.1 million in comparison to the first quarter of 2011, but remained at 4.0% of net sales. The increase in occupancy costs was primarily due to the 28 stores opened between March 31, 2011 and March 31, 2012, but also included additional costs for warehousing and distribution, including in Canada, where operations commenced in March 2011.

•	Stock-based compensation expense was 0.6% of net sales for both the first quarter of 2012 and 2011.

•	Depreciation and amortization for the first quarter of 2012 increased $0.4 million in comparison to the first quarter of 2011, but remained at 1.2% of net sales in both periods.

•

Other SG&A expenses in the first quarter of 2012 increased $0.8 million, or 13.1%, over the first quarter of 2011 primarily due to higher legal fees, including the California class action matter, and certain bankcard discount rate fees. As a percentage of net sales, other SG&A expenses decreased to 3.7% in the first quarter of 2012 from 3.9% in the first quarter of 2011.

Provision for Income Taxes

	For the three months ended March 31,
	2012	2011
	(dollars in thousands)
Provision for Income Taxes	$5,163	$3,650
Effective Tax Rate	38.6%	38.7%

The effective tax rate was 38.6% and 38.7% for the first quarters of 2012 and 2011, respectively.

Net Income

	For the three months ended March 31,
	2012	2011
	(dollars in thousands)
Net Income	$8,197	$5,777
As a percentage of net sales	4.4%	3.6%

Net income increased 41.9% for the three months ended March 31, 2012, in comparison to the three months ended March 31, 2011.

Seasonality

Our net sales fluctuate slightly as a result of seasonal factors, and we adjust merchandise inventories in anticipation of those factors, causing variations in our build of merchandise inventories. Generally, we experience higher than average net sales in the spring and fall, when more home remodeling activities are taking place, and lower than average net sales in the winter months and during the hottest summer months. These seasonal fluctuations, however, are minimized to some extent by our national presence, as markets experience different seasonal characteristics.

Liquidity and Capital Resources

Our principal liquidity requirements have been to meet our working capital and capital expenditure needs. In addition, we have used available funds to periodically repurchase shares of our common stock under our stock repurchase program. Our principal sources of liquidity are $61.4 million of cash and cash equivalents at March 31, 2012, our cash flow from operations, and our $50.0 million of availability under our amended revolving credit facility. We expect to use this liquidity for general corporate purposes, including providing additional long-term capital to support the growth of our business (primarily through opening new stores) and maintaining our existing stores. We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

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

Cash and Cash Equivalents

During the three months ended March 31, 2011, cash and cash equivalents decreased $0.2 million to $61.4 million. The decrease of cash and cash equivalents was primarily due to the use of $9.1 million to repurchase common stock and $3.2 million to purchase property and equipment which was partially offset by $10.3 million of net cash provided by operating activities and $1.6 million of proceeds received from stock option exercises.

During the three months ended March 31, 2011, cash and cash equivalents increased $8.3 million to $43.1 million. The increase of cash and cash equivalents was primarily due to $11.1 million of net cash provided by operating activities and $1.5 million of proceeds received from stock option exercises, which was partially offset by the use of $4.2 million to purchase property and equipment.

Merchandise Inventories

Merchandise inventories at March 31, 2012 increased $27.6 million from December 31, 2011, due to an increase in available for sale inventory of $18.5 million and inbound in-transit inventory of $9.1 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products.

Merchandise inventories and available inventory per store in operation were as follows:

	As of March 31, 2012	As of December 31, 2011	As of March 31, 2011
	(in thousands)
Inventory – Available for Sale	$154,361	$135,850	$142,335
Inventory – Inbound In-Transit	37,390	28,289	20,657

Total Merchandise Inventories	$191,751	$164,139	$162,992

Available Inventory Per Store	$578	$517	$596

Available inventory per store at March 31, 2012 was lower than March 31, 2011 as we continued to better align inventory levels with sales demand through strengthened merchandising, product allocation and distribution initiatives. Current quarter available inventory per store was higher than at December 31, 2011 as we prepared earlier to meet increased spring demand. Further, in the first quarter of 2012, we completed certain steps to optimize inventory levels, which had lowered available inventory per store at December 31, 2011.

Inbound in-transit inventory was significantly higher at March 31, 2012 than at March 31, 2011 due primarily to the timing of certain international shipments and our plan to generally build inventory earlier in 2012 than in 2011 to meet the spring demand and align inventory levels with the timing of certain promotions. We anticipate inbound in-transit inventory to approximate historical levels by the end of the second quarter of 2012.

Cash Flows

Operating Activities. Net cash provided by operating activities was $10.3 million and $11.1 million for the three months ended March 31, 2012 and 2011, respectively. Net cash provided by operating activities decreased primarily due to a larger build in merchandise inventories net of the change in accounts payable, partially offset by more profitable operations.

Investing Activities. Net cash used in investing activities was $3.2 million and $4.2 million for the three months ended March 31, 2012 and 2011, respectively, with the decrease primarily due to fewer new store openings and lower expenditures for our integrated information technology solution.

Financing Activities. Financing activities utilized $7.5 million in net cash for the three months ended March 31, 2012, and provided $1.4 million in net cash for the three months ended March 31, 2011. Net cash used in financing activities during the first quarter of 2012 included $8.9 million to repurchase shares of our common stock under our $50.0 million share repurchase plan. Net cash provided by financing activities in both 2012 and 2011 also included proceeds from the exercise of stock options.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our critical accounting policies and estimates since our last annual report on Form 10-K for the year ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

LLI removed the case to the United States District Court for the Northern District of California. In an order dated March 2, 2011, the court denied without prejudice the Plaintiffs’ motion for conditional class certification of non-exempt employees throughout the country. In an order dated March 26, 2012, the court denied Plaintiffs’ motion for class certification of the proposed California employee classes with regard to each class with the exception of the class of non-exempt employees in California for whom overtime pay was purportedly miscalculated. Upon the entry of a final judgment in the action, the court’s rulings would be subject to appeal.

At this time, we do not believe that the resolution of this matter will have a material adverse effect on our results of operations, financial position or cash flows.

We also are, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, while the outcome of any such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. There have been no material changes to those risk factors since we filed our fiscal 2011 annual report on Form 10-K. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended March 31, 2012 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2012 to January 31, 2012	1,886	$20.32	—	$—
February 1, 2012 to February 29, 2012	—	—	—	50,000
March 1, 2012 to March 31, 2012	392,352	23.04	386,969	41,080

Total	394,238	$23.03	386,969	$41,080

(1)	In addition to the shares of common stock we purchased under our $50 million stock repurchase program, we repurchased 7,269 shares of our common stock at an aggregate cost of $165 thousand, or an average purchase price of $22.70 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the quarter ended March 31, 2012.
(2)	Except as noted in footnote 1 above, all of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $50 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on February 22, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the exhibit index following the signature page are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: April 25, 2012	By:	/s/ Daniel E. Terrell
Daniel E. Terrell

Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.01	Amended and Restated Revolving Credit Agreement, dated as of February 21, 2012, by and between Lumber Liquidators, Inc. and Bank of America, N.A. and the related Amended and Restated Revolving Credit Note, dated as of February 21, 2012 (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed on February 22, 2012 (File No. 001-33767), and incorporated by reference)

10.02	Separation and Release Agreement between Lumber Liquidators, Inc. and Robert M. Morrison, effective as of March 7, 2012 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on March 12, 2012 (File No. 001-33767), and incorporated by reference)

31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements

*	Furnished herewith.