Form 10-Q
period 2012-06-30
Lumber Liquidators Holdings, Inc.
filed 2012-07-25
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 23, 2012, there were 27,047,332 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2012

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$31,521	$61,675
Merchandise Inventories	211,598	164,139
Prepaid Expenses	5,206	4,292
Other Current Assets	5,541	7,863

Total Current Assets	253,866	237,969
Property and Equipment, net	46,147	44,147
Goodwill	9,693	9,693
Other Assets	1,953	3,045

Total Assets	$311,659	$294,854

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$51,205	$38,161
Customer Deposits and Store Credits	23,002	18,120
Accrued Compensation	5,226	2,509
Sales and Income Tax Liabilities	3,779	5,092
Other Current Liabilities	7,377	6,839

Total Current Liabilities	90,589	70,721

Deferred Rent	3,487	3,328
Deferred Tax Liability	6,030	5,721

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 27,189,232 and 27,894,543 outstanding, respectively)	28	28
Treasury Stock, at cost (1,363,195 and 53,085 shares, respectively)	(35,599)	(1,116)
Additional Capital	120,684	110,163
Retained Earnings	126,577	106,203
Accumulated Other Comprehensive Loss	(137)	(194)

Total Stockholders’ Equity	211,553	215,084

Total Liabilities and Stockholders’ Equity	$311,659	$294,854

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Sales	$210,347	$175,460	$398,381	$335,140
Cost of Sales	131,867	115,736	249,764	217,623

Gross Profit	78,480	59,724	148,617	117,517

Selling, General and Administrative Expenses	58,685	51,051	115,503	99,504

Operating Income	19,795	8,673	33,114	18,013

Other (Income) Expense	(32)	(67)	(73)	(155)

Income Before Income Taxes	19,827	8,740	33,187	18,168

Provision for Income Taxes	7,650	3,453	12,813	7,104

Net Income	$12,177	$5,287	$20,374	$11,064

Net Income per Common Share—Basic	$0.44	$0.19	$0.74	$0.40

Net Income per Common Share—Diluted	$0.43	$0.19	$0.72	$0.39

Weighted Average Common Shares Outstanding:
Basic	27,506,529	27,687,617	27,716,537	27,630,250
Diluted	28,032,391	28,430,209	28,270,934	28,404,455

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Other Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$12,177	$5,287	$20,374	$11,064
Foreign Currency Translation Adjustments	(47)	(22)	57	(23)

Comprehensive Income	$12,130	$5,265	$20,431	$11,041

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011

Cash Flows from Operating Activities:
Net Income	$20,374	$11,064
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,822	3,992
Stock-Based Compensation Expense	2,150	1,935
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(47,605)	(27,185)
Accounts Payable	12,894	7,084
Customer Deposits and Store Credits	4,889	7,470
Prepaid Expenses and Other Current Assets	1,441	(1,642)
Other Assets and Liabilities	3,487	735

Net Cash Provided by Operating Activities	2,452	3,453

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(6,675)	(8,297)

Net Cash Used in Investing Activities	(6,675)	(8,297)

Cash Flows from Financing Activities:
Payments for Share Repurchases	(34,483)	(140)
Proceeds from the Exercise of Stock Options	6,469	2,116
Excess Tax Benefits on Stock Option Exercises	1,934	1,414

Net Cash (Used in) Provided by Financing Activities	(26,080)	3,390
Effect of Exchange Rates on Cash and Cash Equivalents	149	(20)

Net Decrease in Cash and Cash Equivalents	(30,154)	(1,474)
Cash and Cash Equivalents, Beginning of Period	61,675	34,830

Cash and Cash Equivalents, End of Period	$31,521	$33,356

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

NOTE 1.	BASIS OF PRESENTATION

Lumber Liquidators Holdings, Inc. (the “Company”) is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay and adhesives. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 268 store locations in primary or secondary metropolitan areas in 46 states and nine store locations in Canada at June 30, 2012. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both the call center in Toano, Virginia, and the website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing line in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.”

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

Results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments such as cash and cash equivalents, notes receivable, accounts payable and other liabilities approximate fair value because of the short-term nature of these items. Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board ASC 820 fair value hierarchy. The Company had cash equivalents of $170 at June 30, 2012 and $16,064 at December 31, 2011.

NOTE 3.	NOTES RECEIVABLE

As of June 30, 2012, notes receivable from a Brazilian merchandise vendor, included in other assets, had an outstanding balance of $671. These two notes were established in 2005 and 2006 and bore interest at 15% and 12% per annum, which had been included in other (income) expense. During the three months ended June 30, 2012, the vendor was not able to ship against certain open purchase orders. Through discussion and inspection of facilities, the Company determined it unlikely that shipments would resume. As a result, the Company was not able to deduct principal and interest payments against the amount due for shipments, and has fully reserved the principal amount of the notes, with the provision included in selling, general and administrative expenses in both the three and six month periods ended June 30, 2012. As of December 31, 2011, these notes receivable had an outstanding balance of $696, of which $322 had been included in other current assets.

NOTE 4.	STOCK REPURCHASE PROGRAM

On February 22, 2012, the Company’s Board of Directors authorized the repurchase of up to $50,000 of the Company’s common stock. The Company’s stock repurchase program allows it to repurchase its common stock from time to time on the open market or in privately negotiated transactions. During the three months ended June 30, 2012, the Company repurchased 915,208 shares of its common stock on the open market at an average price of $27.74 per share for an aggregate cost of $25,405. During the six months ended June 30, 2012, the Company repurchased 1,302,177 shares of its common stock on the open market at an average price of $26.34 per share for an aggregate cost of $34,325. The Company has not purchased any stock through privately negotiated transactions. At June 30, 2012, the Company had authorized repurchases of $15,675 of its common stock remaining under the $50,000 stock repurchase program.

NOTE 5.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$12,177	$5,287	$20,374	$11,064

Weighted Average Common Shares Outstanding—Basic	27,506,529	27,687,617	27,716,537	27,630,250
Effect of Dilutive Securities:
Common Stock Equivalents	525,862	742,592	554,397	774,205

Weighted Average Common Shares Outstanding—Diluted	28,032,391	28,430,209	28,270,934	28,404,455

Net Income per Common Share—Basic	$0.44	$0.19	$0.74	$0.40

Net Income per Common Share—Diluted	$0.43	$0.19	$0.72	$0.39

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock Options	637,343	777,770	637,343	777,770
Restricted Stock Awards	—	8,496	—	8,496

NOTE 6.	RELATED PARTY TRANSACTIONS

The Company’s founder and current chairman of the Board has an ownership interest in ANO LLC and certain other entities (collectively, “ANO and Related Companies”). As of June 30, 2012, the Company leased the Corporate Headquarters, which includes a store location, and 26 of its other store locations from ANO and Related Companies, representing 9.7% of the total number of store leases in operation. Rental expense related to ANO and Related Companies was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental expense related to ANO and Related Companies	$687	$686	$1,328	$1,362

NOTE 7.	COMMITMENTS AND CONTINGENCIES

On May 21, 2012, Harbor Freight Tools USA, Inc. and Central Purchasing, LLC (together, “Plaintiffs”) filed a Complaint against the Company and others, including a purported Company employee, in the Superior Court for the County of Los Angeles, California. The Plaintiffs contend that they previously employed several individuals now working for the Company, and allege, among other claims, the improper use and possession by the Company and/or its employees of trade secrets belonging to the Plaintiffs and unfair business practices. The Plaintiffs seek unspecified monetary damages, punitive damages, injunctive, equitable and other relief. The Company disputes the Plaintiffs’ claims and is defending the matter vigorously. While it is not possible to determine the ultimate disposition of this proceeding and whether it will be resolved consistent with the Company’s beliefs, the Company does not, at this time, expect the outcome of this proceeding to have a material adverse effect on its results of operations, financial position or cash flows.

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

Overview and Trends

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. At June 30, 2012, we sold our products through 277 Lumber Liquidators stores in 46 states in the U.S. and in Canada, a call center, websites and catalogs.

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

We operate primarily in the highly fragmented wood flooring market for existing homeowners. This market is dependent on home-related, large-ticket discretionary spending, which is influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. In the first half of 2012, including the important spring remodeling season, a number of these factors continued to stabilize, and even improved in a year over year comparison to 2011, though remaining at historically low levels. We continue to expect volatile consumer demand for large-ticket, discretionary purchases and the consumer to remain cautious and price sensitive through the second half of 2012.

In February of 2012, our Board of Directors authorized the repurchase of up to $50 million of our common stock. This share repurchase program marks an important step in returning value to our shareholders, and expresses confidence in our proven store model. Through June 30, 2012, we had repurchased approximately 1.3 million shares of our common stock using approximately $34.3 million in cash. We expect to continue to repurchase shares of our common stock from time to time through open market purchases or through privately negotiated transactions.

Brazilian Supplier

As of June 30, 2012, we had two notes receivable from a Brazilian supplier which had a total outstanding balance of approximately $0.7 million. These two notes were established in 2005 and 2006 and bore interest at 15% and 12% per annum, which had been included in other (income) expense. In addition, this supplier reimbursed us for product which did not meet our standards, either when inspected or installed, and as of June 30, 2012, we were owed approximately $0.4 million related to these reimbursements.

During the second quarter of 2012, the supplier was not able to ship against certain open purchase orders. Through discussion and inspection of facilities, we determined it unlikely that shipments would resume. As a result, we were not able to deduct principal and interest payments against the amount due for shipments, and we have fully reserved the principal amount of the notes and reimbursements due as of June 30, 2012. The reserve against the principal of the notes increases selling, general and administrative (“SG&A”) expenses, and the reserve against the reimbursements owed increases cost of sales. In both the three and six month periods ended June 30, 2012, net income per common share – diluted was reduced approximately $0.02 as a result of these reserves.

Results of Operations

Net Sales

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(dollars in thousands) increase (decrease)
Net sales	$210,347	$175,460	$398,381	$335,140
Percentage increase	19.9%	4.0%	18.9%	4.8%
Average sale [1]	6.3%	(0.4%)	2.8%	2.6%
Average retail price per unit sold [2]	3.0%	8.7%	0.9%	7.6%

Number of stores open at end of period	277	250	277	250
Number of stores opened in period	10	11	14	27

Comparable Stores:
Net sales	12.4%	(7.9%)	10.1%	(6.2%)
Customers invoiced [3]	5.8%	(7.5%)	6.8%	(8.6%)
Net sales of stores operating for 13 to 36 months	22.9%	1.2%	22.3%	4.5%

Net sales in markets with all stores comparable (no cannibalization)	13.7%	(4.1%)	11.8%	(2.7%)

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

Net sales for the second quarter of 2012 increased $34.9 million, or 19.9%, over the second quarter of 2011 as net sales in comparable stores increased $21.7 million and net sales in non-comparable stores increased $13.2 million. We generally consider a store comparable on the first day of the thirteenth full calendar month after opening. Net sales for the six months ended June 30, 2012 increased $63.2 million, or 18.9%, over the same prior year period as a result of a $33.5 million increase in comparable store net sales and a $29.7 million increase in non-comparable store net sales.

Net sales in comparable stores increased 12.4% in comparing the second quarter of 2012 to 2011 and in comparing the six-month periods, increased 10.1%. In both the three and six month comparisons, increases in net sales in comparable stores were driven by a combination of a higher average sale and a greater number of customers invoiced.

The average sale in the second quarter of 2012 was approximately $1,625, an increase of 6.3% over the average sale in the second quarter of 2011. For the six months ended June 30, 2012, the average sale was approximately $1,570, an increase of 2.8% over the comparable prior year period. We believe these increases resulted primarily from:

•	Higher average retail prices per unit sold as customers continue to prefer premium products across a broad range of merchandise categories.

•

Increases in the sales mix of moldings and accessories, including certain flooring tools introduced in the second quarter of 2012, to 15.8% and 15.4% of total net sales in the three and six months ended June 30, 2012, respectively, from 14.4% and 14.1% in the comparable prior year periods, respectively.

•	Slight increases in the volume of flooring per sale, primarily measured in square feet.

The number of customers invoiced in comparable stores increased 5.8% and 6.8% in comparing the three and six months ended June 30, 2012, respectively, to the comparable prior year periods. We believe these increases were primarily a result of:

•	Greater recognition of our value proposition due to our efforts to expand our advertising reach and frequency.

•

Fewer non-comparable stores operating in existing markets in comparing 2012 to 2011. At June 30, 2012, we were operating 14 non-comparable stores in markets which included at least one comparable store, down from 30 stores at June 30, 2011.

•

A greater number of stores in operation for 13 to 36 months, or the first two years as a comparable store, when increases in net sales are generally higher than average due primarily to greater brand awareness in the market.

New store locations continue to positively impact our net sales growth. We have opened 54 new locations since January 1, 2011 in a nearly equal split between new and existing markets, including 10 in the second quarter of 2012 and 14 in total for the six months ended June 30, 2012. Of the 40 new locations in 2011, we opened 11 in the second quarter and 27 in total for the six months ended June 30, 2011. We opened our first Canadian stores in March 2011, and now have nine locations operating primarily in the greater Toronto area. We continue to expect to open a total of 20 to 25 new locations in 2012.

The number of stores opened each quarter over the last two years has not been consistent, and as a result, the average age of a non-comparable store has also varied. At our non-comparable locations, monthly net sales generally increase with maturity, resulting in a progressively more favorable impact on operating margin. In the first quarter of 2012, the average non-comparable store had approximately eight months of operation, much more mature than the average of approximately five months of operation in the first quarter of 2011. By the second quarter of 2012, however, the average non-comparable store had been operating for approximately six months, which was consistent with the maturity of an average non-comparable store in the second quarter of 2011.

We evaluate our net sales performance by market. We segregate our markets into those where all stores are comparable and those which have at least one comparable store and one non-comparable store, often referred to as “cannibalized” markets. In cannibalized markets, we evaluate the total increase in net sales of the market.

•

In markets where all stores are comparable (no cannibalization), net sales for the three and six month periods ended June 30, 2012 increased 13.7% and 11.8%, respectively, over the prior year periods. These increases were 130 basis points and 170 basis points higher than the net increases at all comparable stores, respectively.

•

In markets with at least one comparable store and at least one non-comparable store (cannibalized markets), we increased the total net sales of the market by 32.7% and 32.6% in the three and six month periods ended June 2012, respectively, compared to the prior year periods.

Gross Profit and Gross Margin

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net Sales	$210,347	$175,460	$398,381	$335,140
Cost of Sales	131,867	115,736	249,764	217,623

Gross Profit	$78,480	$59,724	$148,617	$117,517
Gross Margin	37.3%	34.0%	37.3%	35.1%

We believe that the significant drivers of gross margin expansion (contraction) and their estimated impact in comparing the second quarter of 2012 to 2011, the second quarter of 2011 to 2010, the six months ended June 30, 2012 to the same period in 2011, and the six months ended June 30, 2011 to the same period in 2010 are as follows:

		For the three months ended June 30,		For the six months ended June 30,
Driver	Description	2012	2011	2012	2011
		(in basis points)
Cost of Product	Cost of acquiring the products we sell from our suppliers, including the impact of our sourcing initiatives; Changes in the mix of products sold; Changes in the average retail price per unit sold.	250	150	150	150

Transportation	International and domestic transportation costs, including the impact of international container rates; Customs and duty charges; Fuel and fuel surcharges; Impact of vendor-mill shipments received directly by our store locations; Transportation charges from our distribution centers to our store locations; Transportation charges between store locations and the cost of delivery to our customers.	120	(170)	90	(110)

All Other	Investments in our quality control procedures; Warranty costs; Changes in finishing costs to produce a unit of our proprietary brands; Inventory shrink; Net costs of producing samples.	(40)	(50)	(20)	(30)

Total Change in Gross Margin from the prior year		330	(70)	220	10

Cost of Product: Gross margin benefited from our sourcing initiatives and shifts in our sales mix. Sourcing initiatives included vendor allowances, line reviews and increases in our direct sourcing relationships, primarily due to the acquisition of certain assets of Sequoia Floorings Inc. in September 2011. Shifts in our sales mix included an increase in moldings and accessories and an increase in certain premium products, particularly in merchandise categories with a lower than average retail price point. These benefits were partially offset by the impact of our April Big Sale.

Our second quarter gross margin has historically been weaker than the first quarter due to our April Big Sale, our broadest chain-wide sale, featuring liquidation deals, odd-lots and promotional pricing on certain products within our everyday assortment. Though we believe the event drives incremental net sales, generally those net sales are at a reduced gross margin. We believe the incremental net sales from the April Big Sale reduced our gross margin by approximately 20 basis points in the second quarter of 2012 and approximately 40 basis points in the second quarter of 2011. The 2012 April Big Sale represented a smaller portion of total second quarter net sales than in 2011 as promotional discounts were limited to fewer products, and a greater degree of pricing discipline was maintained in converting traffic to invoiced sales.

Transportation: Gross margin benefited from lower average international container rates, initiatives to enhance the efficiency of warehouse to store deliveries, including greater use of intermodal delivery, and generally lower domestic fuel costs. In addition, greater control over transfer and delivery costs from the first sales floor to the customer benefited gross margin by approximately 35 basis points and 30 basis points in comparing the three and six months ended June 30, 2012, respectively, to the prior year.

These benefits were partially offset by a reduction in the percentage of units received directly by our stores. In the three and six month periods ended June 30, 2012, 18.6% and 18.1% of our unit purchases, respectively, were received directly at the store, down from 27.7% and 25.2% in the prior year periods, respectively. Through June 30, 2012, we have completed line reviews in the product categories of laminate, bamboo, cork and engineered hardwood, and as a result, we are transitioning certain existing products to new vendor mills. The initial volume of products from new vendor mills is generally distributed through our warehouses until a normalized unit flow is established. Thereafter, many of these products will be received directly at the store. These product transitions also increased available inventory at the store location, resulting in greater costs of shipping from our warehouses to our store locations.

All Other Costs: Gross margin was adversely impacted by the $0.4 million reserve against the collection of reimbursements due from a Brazilian supplier in comparing both the three and six months ended June 30, 2012 to the prior year. In addition, due primarily to on-going product transitions, we increased the inventory reserve for loss and obsolescence by $0.6 million and $0.8 million in the three and six month periods in 2012, respectively, compared to increases of $0.1 million and $0.2 million in the prior year periods, respectively. Also, strong customer demand for samples in 2012 has increased the costs of sample production, adversely impacting gross margin in both the three and six month periods ended June 30, 2012 in comparison to the prior year.

Operating Income and Operating Margin

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Gross Profit	$78,480	$59,724	$148,617	$117,517
SG&A Expenses	58,685	51,051	115,503	99,504

Operating Income	$19,795	$8,673	$33,114	$18,013
Operating Margin	9.4%	4.9%	8.3%	5.4%

Operating income for the second quarter ended June 30, 2012 increased $11.1 million over the second quarter of 2011 as the $18.8 million increase in gross profit discussed above was partially offset by a $7.6 million increase in SG&A expenses. Operating income for the six months ended June 30, 2012 increased $15.1 million over the same period in 2011 as the $31.1 million increase in gross profit discussed above was partially offset by a $16.0 million increase in SG&A expenses. The increases in SG&A expenses were principally due to the following factors:

•

Salaries, commissions and benefits increased $5.3 million and $10.1 million for the three and six months ended June 30, 2012, respectively, from the comparable prior year periods. As a percentage of net sales, salaries, commissions and benefits increased to 12.0% and 12.5% for the three and six months ended June 30, 2012, respectively, from 11.3% and 11.8% for the three and six months ended June 30, 2011, respectively. These increases were due primarily to significantly higher accruals related to our management bonus plan, an increase in certain benefit costs and higher commission rates earned by our store management.

•

Advertising expenses increased $0.7 million to $15.7 million, or 7.5% of net sales, for the three months ended June 30, 2012, from $15.0 million, or 8.6% of net sales, for the comparable prior year period. For the six months ended June 30, 2012, advertising expenses increased $1.7 million to $29.9 million, or 7.5% of net sales, down from 8.4% of net sales for the six months ended June 30, 2011. We continued to both leverage our national advertising campaigns over a larger store base and reallocate our advertising to more effective media channels, increasing our reach and frequency.

•

Occupancy costs increased $1.0 million to $7.4 million, or 3.5% of net sales, in the three months ended June 30, 2012, from $6.4 million, or 3.7% of net sales, in the second quarter of 2011. For the six months ended June 30, 2012, occupancy costs increased $2.0 million to $14.9 million, or 3.8% of net sales, from $12.9 million, or 3.8% of net sales, for the first six months of 2011. Higher net sales more than offset cost increases due to store base growth and certain incremental warehousing and distribution costs.

•

Depreciation and amortization expenses were 1.1% and 1.2% of net sales for the three months and six months ended June 30, 2012, respectively, compared to 1.2% of net sales for the comparable periods in the prior year.

•	Stock-based compensation expense was 0.5% of net sales for both the three and six months ended June 30, 2012, compared to 0.6% of net sales for the comparable periods in the prior year.

•

Other SG&A expenses as a percentage of net sales were 3.3% and 3.5% for the three and six months ended June 30, 2012, respectively, and 3.8% in both the three and six months ended June 30, 2011. The decrease as a percentage of net sales in 2012 was due primarily to higher net sales, but also included approximately 25 basis points in each period for certain reimbursements from our primary installation partner pursuant to an amended agreement, effective in the first quarter of 2012. Partially offsetting these benefits was the approximately $0.7 million reserve against the notes receivable due from a Brazilian supplier, higher legal fees, primarily in the first quarter of 2012, and an increase in certain bankcard discount rates due to greater consumer preference for extended-term promotional programs offered through our proprietary credit card.

Provision for Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Provision for Income Taxes	$7,650	$3,453	$12,813	$7,104
Effective Tax Rate	38.6%	39.5%	38.6%	39.1%

The effective income tax rate decreases in comparing 2012 to 2011 are primarily due to lower state income taxes and the timing of certain reserve changes, mainly in the second quarter of the prior year.

Net Income

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net Income	$12,177	$5,287	$20,374	$11,064
As a percentage of net sales	5.8%	3.0%	5.1%	3.3%

Net income increased $6.9 million, or 130.4%, comparing the second quarter of 2012 to 2011, and increased $9.3 million, or 84.2%, comparing the six months ended June 30, 2012 to the six months ended June 30, 2011.

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

Liquidity and Capital Resources

Our principal liquidity requirements have been to meet our working capital and capital expenditure needs. In addition, we have used available funds to periodically repurchase shares of our common stock under our stock repurchase program. Our principal sources of liquidity are $31.5 million of cash and cash equivalents at June 30, 2012, our cash flow from operations, and our $50.0 million of availability under our revolving credit facility. We expect to use this liquidity for general corporate purposes, including providing additional long-term capital to support the growth of our business (primarily through opening new stores) and maintaining our existing stores. We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

In 2012, we now expect capital expenditures to total between $11 million and $14 million. In addition to general capital requirements, we have or intend to:

•	open between 20 and 25 new store locations;

•	continue to relocate and remodel existing stores, including an expanded showroom format;

•	continue to invest in our integrated technology solution;

•	significantly upgrade our forklifts;

•	invest in our supply chain initiatives; and

•	continue to improve the effectiveness of our marketing programs.

Cash and Cash Equivalents

During the first six months of 2012, cash and cash equivalents decreased $30.2 million to $31.5 million. The decrease of cash and cash equivalents was primarily due to the use of $34.5 million to repurchase common stock and $6.7 million to purchase property and equipment which was partially offset by $2.5 million of net cash provided by operating activities and $8.4 million of proceeds received from stock option exercises.

During the first six months of 2011, cash and cash equivalents decreased $1.5 million to $33.4 million. The decrease of cash and cash equivalents was primarily due to the use of $8.3 million to purchase property and equipment which was partially offset by $3.5 million of net cash provided by operating activities and $3.5 million of proceeds received from stock option exercises.

Merchandise Inventories

Merchandise inventories at June 30, 2012 increased $47.5 million from December 31, 2011, due to an increase in available for sale inventory, partially offset by a decrease in inbound in-transit inventory. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products.

Merchandise inventories and available inventory per store in operation were as follows:

	As of June 30, 2012	As of December 31, 2011	As of June 30, 2011
	(in thousands)
Inventory – Available for Sale	$183,885	$135,850	$157,734
Inventory – Inbound In-Transit	27,713	28,289	24,545

Total Merchandise Inventories	$211,598	$164,139	$182,279

Available Inventory Per Store	$664	$517	$631

Available inventory per store as of June 30, 2012 has increased in comparison to prior periods due primarily to the continued supplier transition in certain key merchandise categories as a result of our sourcing initiatives and our expanded assortment of accessories. Subsequent to the completion of several line reviews, inventory levels were elevated in the laminate, bamboo and engineered hardwood merchandise categories as we transitioned certain existing products to new vendor mills. With these transitions taking place in the important spring remodeling season, elevated inventory levels safeguarded positive trends in net sales. We expect to complete the assortment expansion and product transition by the end of October 2012, and we continue to target available inventory per store to range from $540,000 to $560,000 at the end of the current year. Though we believe our strengthened product allocation and supply chain network will minimize adverse impacts related to elevated inventory levels and product transition, we have increased our inventory reserve for loss and obsolescence to $1.3 million at June 30, 2012 from $0.5 million and $0.6 million at December 31, 2011 and June 30, 2011, respectively.

Cash Flows

Operating Activities. Net cash provided by operating activities was $2.5 million and $3.5 million for the six months ended June 30, 2012 and 2011, respectively. Net cash provided by operating activities decreased primarily due to a larger build in merchandise inventories net of the change in accounts payable, partially offset by more profitable operations.

Investing Activities. Net cash used in investing activities was $6.7 million and $8.3 million for the six months ended June 30, 2012 and 2011, respectively, with the decrease primarily due to fewer new store openings and lower expenditures for our integrated information technology solution.

Financing Activities. Financing activities utilized $26.1 million in net cash for the six months ended June 30, 2012, and provided $3.4 million in net cash for the six months ended June 30, 2011. Net cash used in financing activities during the first six months of 2012 included $34.3 million to repurchase shares of our common stock under our $50.0 million share repurchase plan. Net cash provided by financing activities in both 2012 and 2011 also included proceeds from the exercise of stock options.

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

Exchange Rate Risk.

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the U.S., we have transactions in other currencies, including the Canadian dollar, Chinese yuan and Brazilian real.

We currently do not engage in any exchange rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, in an effort to mitigate losses associated with these risks, we may at times engage in transactions involving various derivative instruments to hedge revenues, inventory purchases, assets, and liabilities denominated in foreign currencies.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On May 21, 2012, Harbor Freight Tools USA, Inc. and Central Purchasing, LLC (together, “Plaintiffs”) filed a Complaint against us and others, including a purported employee, in the Superior Court for the County of Los Angeles, California. The Plaintiffs contend that they previously employed several individuals now working for us, and allege, among other claims, the improper use and possession by us and/or our employees of trade secrets belonging to the Plaintiffs and unfair business practices. The Plaintiffs seek unspecified monetary damages, punitive damages, injunctive, equitable and other relief. We dispute the Plaintiffs’ claims and are defending the matter vigorously. While it is not possible to determine the ultimate disposition of this proceeding and whether it will be resolved consistent with our beliefs, we do not, at this time, expect the outcome of this proceeding to have a material adverse effect on our results of operations, financial position or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended June 30, 2012 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2012 to April 30, 2012	267,778	$24.34	267,700	$34,559
May 1, 2012 to May 31, 2012	373,994	28.54	373,408	23,894
June 1, 2012 to June 30, 2012	274,100	29.97	274,100	15,675

Total	915,872	$27.74	915,208	$15,675

(1)	In addition to the shares of common stock we purchased under our $50 million stock repurchase program, we repurchased 664 shares of our common stock at an aggregate cost of $18 thousand, or an average purchase price of $27.85 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the quarter ended June 30, 2012.
(2)	Except as noted in footnote 1 above, all of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $50 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on February 22, 2012.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: July 25, 2012	By:	/s/ Daniel E. Terrell
Daniel E. Terrell

Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Separation and Release Agreement between Lumber Liquidators Services, LLC and Seth P. Levy, effective as of June 30, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 5, 2012 (File No. 001-33767) and incorporated by reference)

31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements

*	Furnished herewith.