Form 10-Q
period 2012-09-30
Lumber Liquidators Holdings, Inc.
filed 2012-10-24
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 22, 2012, there were 27,142,423 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2012

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$40,065	$61,675
Merchandise Inventories	194,954	164,139
Prepaid Expenses	6,352	4,292
Other Current Assets	8,017	7,863

Total Current Assets	249,388	237,969
Property and Equipment, net	46,391	44,147
Goodwill	9,693	9,693
Other Assets	1,907	3,045

Total Assets	$307,379	$294,854

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$29,973	$38,161
Customer Deposits and Store Credits	24,074	18,120
Accrued Compensation	6,831	2,509
Sales and Income Tax Liabilities	4,388	5,092
Other Current Liabilities	9,765	6,839

Total Current Liabilities	75,031	70,721

Deferred Rent	3,605	3,328
Deferred Tax Liability	6,153	5,721

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 27,141,423 and 27,894,543 outstanding, respectively)	29	28
Treasury Stock, at cost (1,539,971 and 53,085 shares, respectively)	(41,465)	(1,116)
Additional Capital	124,346	110,163
Retained Earnings	139,459	106,203
Accumulated Other Comprehensive Income (Loss)	221	(194)

Total Stockholders’ Equity	222,590	215,084

Total Liabilities and Stockholders’ Equity	$307,379	$294,854

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales	$204,291	$171,993	$602,672	$507,133
Cost of Sales	126,405	110,745	376,169	328,368

Gross Profit	77,886	61,248	226,503	178,765

Selling, General and Administrative Expenses	57,135	50,327	172,638	149,832

Operating Income	20,751	10,921	53,865	28,933

Other (Income) Expense	(26)	(148)	(99)	(303)

Income Before Income Taxes	20,777	11,069	53,964	29,236

Provision for Income Taxes	7,895	4,334	20,708	11,438

Net Income	$12,882	$6,735	$33,256	$17,798

Net Income per Common Share—Basic	$0.47	$0.24	$1.21	$0.64

Net Income per Common Share—Diluted	$0.46	$0.24	$1.18	$0.63

Weighted Average Common Shares Outstanding:
Basic	27,125,855	27,759,306	27,518,206	27,673,741
Diluted	27,744,564	28,327,375	28,094,040	28,379,234

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Other Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$12,882	$6,735	$33,256	$17,798
Foreign Currency Translation Adjustments	358	(277)	415	(300)

Comprehensive Income	$13,240	$6,458	$33,671	$17,498

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$33,256	$17,798
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,323	6,129
Stock-Based Compensation Expense	3,019	3,002
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(30,962)	(5,789)
Accounts Payable	(8,212)	(14,184)
Customer Deposits and Store Credits	5,966	6,967
Prepaid Expenses and Other Current Assets	(2,427)	(2,866)
Other Assets and Liabilities	8,973	4,960

Net Cash Provided by Operating Activities	16,936	16,017

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(9,570)	(11,637)
Cash Paid for Acquisition	—	(4,725)

Net Cash Used in Investing Activities	(9,570)	(16,362)

Cash Flows from Financing Activities:
Payments for Share Repurchases	(40,349)	(151)
Proceeds from the Exercise of Stock Options	8,031	2,116
Excess Tax Benefits on Stock Option Exercises	3,141	1,421

Net Cash (Used in) Provided by Financing Activities	(29,177)	3,386
Effect of Exchange Rates on Cash and Cash Equivalents	201	(54)

Net (Decrease) Increase in Cash and Cash Equivalents	(21,610)	2,987
Cash and Cash Equivalents, Beginning of Period	61,675	34,830

Cash and Cash Equivalents, End of Period	$40,065	$37,817

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

NOTE 1.       BASIS OF PRESENTATION

Lumber Liquidators Holdings, Inc. (the “Company”) is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay and adhesives. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 275 store locations in primary or secondary metropolitan areas in 46 states and nine store locations in Canada at September 30, 2012. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both the call center in Toano, Virginia, and the website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing line in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.”

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

Results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments such as cash and cash equivalents, notes receivable, accounts payable and other liabilities approximate fair value because of the short-term nature of these items. Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board ASC 820 fair value hierarchy. The Company had cash equivalents of $170 at September 30, 2012 and $16,064 at December 31, 2011.

NOTE 3.       STOCK REPURCHASE PROGRAM

On February 22, 2012, the Company’s Board of Directors authorized the repurchase of up to $50,000 of the Company’s common stock. The Company’s stock repurchase program allows it to repurchase its common stock from time to time on the open market or in privately negotiated transactions. During the three months ended September 30, 2012, the Company repurchased 175,400 shares of its common stock on the open market at an average price of $33.12 per share for an aggregate cost of $5,809. During the nine months ended September 30, 2012, the Company repurchased 1,477,577 shares of its common stock on the open market at an average price of $27.14 per share for an aggregate cost of $40,134. The Company has not purchased any stock through privately negotiated transactions. At September 30, 2012, the Company had authorized repurchases of $9,866 of its common stock remaining under the $50,000 stock repurchase program.

NOTE 4.       NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$12,882	$6,735	$33,256	$17,798

Weighted Average Common Shares Outstanding—Basic	27,125,855	27,759,306	27,518,206	27,673,741
Effect of Dilutive Securities:
Common Stock Equivalents	618,709	568,069	575,834	705,493

Weighted Average Common Shares Outstanding—Diluted	27,744,564	28,327,375	28,094,040	28,379,234

Net Income per Common Share—Basic	$0.47	$0.24	$1.21	$0.64

Net Income per Common Share—Diluted	$0.46	$0.24	$1.18	$0.63

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2012	2011
Stock Options	4,054	785,685
Restricted Stock Awards	—	41,061

NOTE 5.       RELATED PARTY TRANSACTIONS

The Company’s founder and current chairman of the Board has an ownership interest in ANO LLC and certain other entities (collectively, “ANO and Related Companies”). As of September 30, 2012, the Company leased the Corporate Headquarters, which includes a store location, supplemental warehouse space adjacent to a store location and 27 of its other store locations from ANO and Related Companies, representing 9.9% of the total number of store leases in operation. Rental expense related to ANO and Related Companies was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental expense related to ANO and Related Companies	$707	$683	$2,035	$2,045

NOTE 6.       COMMITMENTS AND CONTINGENCIES

On May 21, 2012, Harbor Freight Tools USA, Inc. and Central Purchasing, LLC (together, the “Plaintiffs”) filed an action, which was subsequently amended, in the Superior Court for the County of Los Angeles, California against the Company and others, including certain purported Company employees. The Plaintiffs contend that they previously employed several individuals now working for the Company, and allege, among other claims, the improper use and possession by the Company and/or its employees of trade secrets belonging to the Plaintiffs and unfair business practices. The Plaintiffs seek unspecified monetary damages, punitive damages, injunctive, equitable and other relief. The Company disputes the Plaintiffs’ claims and is defending the matter vigorously. While it is not possible to determine the ultimate disposition of this proceeding or whether it will be resolved consistent with the Company’s beliefs, the Company does not, at this time, expect the outcome of this proceeding to have a material adverse effect on its results of operations, financial position or cash flows.

On August 30, 2012, Jaroslaw Prusak, a purported customer (the “Plaintiff”), filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of Illinois. The Plaintiff alleges that the Company willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”) amendment to the Fair Credit Reporting Act in connection with printed credit card receipts provided to its customers. The Plaintiff, for himself and the putative class, seeks statutory damages of no less than $100 and no more than $1,000 per violation, punitive damages, attorney’s fees and costs, and other relief. The Company intends to vigorously defend this matter and, given the uncertainty of litigation, no outcome can be predicted at this time. The Company does not, at this time, expect the outcome of this proceeding to have a material adverse effect on its results of operations, financial position or cash flows.

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

Overview and Trends

Lumber Liquidators is the largest specialty retailer of hardwood flooring in the United States. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at everyday low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. At September 30, 2012, we sold our products through 284 Lumber Liquidators stores in 46 states in the U.S. and in Canada, a call center, websites and catalogs.

Our focus in 2012 has been and continues to be the enhancement of our value proposition to the customer and the improvement of our operating margin through the following key strategic initiatives:

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

In 2010 and 2011, we invested significant resources in our executive and operational management team, in our integrated information technology solution, and in our product sourcing, allocation and distribution. During that same time, we aggressively grew our store base to take advantage of market share opportunities in a challenging demand environment for large-ticket, discretionary home remodeling spend. Additional resources were required to implement and stabilize a number of these infrastructure initiatives. Our investment in infrastructure resources in 2012 to date has been significantly less than in 2011 and 2010, and we expect this trend to continue for the remainder of 2012. As a result, we expect to continue to increase our operational efficiency.

We operate primarily in the highly fragmented wood flooring market for existing homeowners. This market is dependent on home-related, large-ticket discretionary spending, which is influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. In the first nine months of 2012, a number of these factors have shown stability, or even improvement, in a year over year comparison to 2011, though remaining at historically low levels. In the near term, we expect that uncertainty in a number of macroeconomic areas will keep our customer in a cautious, price sensitive frame of mind. As a result, we continue to expect volatile consumer demand for large-ticket, discretionary purchases.

In February of 2012, our Board of Directors authorized the repurchase of up to $50 million of our common stock. This share repurchase program marks an important step in returning value to our shareholders, and expresses confidence in our proven store model. Through September 30, 2012, we had repurchased approximately 1.5 million shares of our common stock using approximately $40.1 million in cash. We expect to continue to repurchase shares of our common stock from time to time through open market purchases or through privately negotiated transactions.

Results of Operations

Net Sales

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net sales	$204,291	$171,993	$602,672	$507,133
Percentage increase	18.8%	16.8%	18.8%	8.6%

Number of stores open at end of period	284	256	284	256
Number of stores opened in period	7	6	21	33

	Percentage increase (decrease)

Average sale[1]	0.3%	4.7%	2.0%	3.4%
Average retail price per unit sold[2]	(2.4%)	3.8%	(0.3%)	6.5%

Comparable Stores:
Net sales	12.0%	3.0%	10.7%	(3.3%)
Customers invoiced[3]	11.7%	(1.5%)	8.4%	(6.5%)
Net sales of stores operating for 13 to 36 months	21.9%	15.5%	23.0%	8.4%

Net sales in markets with all stores comparable (no cannibalization)	13.3%	8.3%	12.3%	0.9%

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

Net sales for the third quarter of 2012 increased $32.3 million, or 18.8%, over the third quarter of 2011 as net sales in comparable stores increased $20.6 million and net sales in non-comparable stores increased $11.7 million. We generally consider a store comparable on the first day of the thirteenth full calendar month after opening. Net sales for the nine months ended September 30, 2012 increased $95.5 million, or 18.8%, over the same prior year period as a result of a $54.1 million increase in comparable store net sales and a $41.4 million increase in non-comparable store net sales.

Net sales in comparable stores increased 12.0% in comparing the third quarter of 2012 to 2011 and in comparing the nine-month periods, increased 10.7%. In both the three and nine month comparisons, increases in net sales in comparable stores were driven by a combination of a greater number of customers invoiced and a higher average sale.

The number of customers invoiced in comparable stores increased 11.7% and 8.4% in comparing the three and nine months ended September 30, 2012, respectively, to the comparable prior year periods. We believe these increases were primarily a result of:

•	Greater recognition of our value proposition due to our efforts to expand our advertising reach and frequency.

•

Fewer non-comparable stores operating in existing markets in comparing 2012 to 2011. At September 30, 2012, we were operating 19 non-comparable stores in markets which included at least one comparable store, down from 27 stores at September 30, 2011.

•

A greater number of stores in operation for 13 to 36 months, or the first two years as a comparable store, when increases in net sales are generally higher than average due primarily to greater brand awareness in the market.

The average sale in the third quarter of 2012 was approximately $1,630, a slight increase over the average sale in the third quarter of 2011. For the nine months ended September 30, 2012, the average sale was approximately $1,590, an increase of 2.0% over the comparable prior year period. We believe changes in our average sale have been impacted by:

•

Increases in the sales mix of moldings and accessories to 16.7% and 15.9% of total net sales in the three and nine months ended September 30, 2012, respectively, from 14.9% and 14.4% in the comparable prior year periods, respectively. Moldings and accessories generally increase both the sale volume and the average retail price per unit sold.

•

Changes in the sales mix of flooring products, as certain product categories with a lower than average retail price, including laminate, bamboo, cork and resilient, gained share versus certain hardwood categories. Partially offsetting this adverse impact on our average retail price per unit sold was continued customer preference for our premium products across a broad range of merchandise categories.

New store locations continue to positively impact our net sales growth. We have opened 61 new locations since January 1, 2011, including 21 in the nine months ended September 30, 2012. We opened seven new store locations in the third quarter of 2012 and six in the third quarter of 2011. We had nine Canadian stores operating at September 30, 2012, up from five at September 30, 2011. Due to the opening schedule of new store locations over the previous 24 months, the average non-comparable store operating in the third quarter of 2011 was more mature, as measured in months of operation, than the average non-comparable store operating in the third quarter of 2012.

We evaluate our net sales performance by market. We segregate our markets into those where all stores are comparable and those which have at least one comparable store and one non-comparable store, often referred to as “cannibalized” markets. In cannibalized markets, we evaluate the total increase in net sales of the market.

•

In markets where all stores are comparable (no cannibalization), net sales for the three and nine month periods ended September 30, 2012 increased 13.3% and 12.3%, respectively, over the prior year periods. These increases were 130 basis points and 160 basis points higher than the net sales increases at all comparable stores, respectively.

•

In markets with at least one comparable store and at least one non-comparable store (cannibalized markets), we increased the total net sales of the market by 33.2% and 32.9% in the three and nine month periods ended September 30, 2012, respectively, compared to the prior year periods.

Gross Profit and Gross Margin

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net Sales	$204,291	$171,993	$602,672	$507,133
Cost of Sales	126,405	110,745	376,169	328,368

Gross Profit	$77,886	$61,248	$226,503	$178,765
Gross Margin	38.1%	35.6%	37.6%	35.3%

We believe that the significant drivers of gross margin expansion and their estimated impact in comparing the third quarter of 2012 to 2011, the third quarter of 2011 to 2010, the nine months ended September 30, 2012 to the same period in 2011, and the nine months ended September 30, 2011 to the same period in 2010 are as follows:

		For the three months ended September 30,		For the nine months ended September 30,
Driver	Description	2012	2011	2012	2011
		(in basis points) expansion (contraction)
Cost of Product	Cost of acquiring the products we sell from our suppliers, including the impact of our sourcing initiatives; Changes in the mix of products sold; Changes in the average retail price per unit sold.	260	100	190	130
Transportation	International and domestic transportation costs, including the impact of international container rates; Customs and duty charges; Fuel and fuel surcharges; Impact of vendor-mill shipments received directly by our store locations; Transportation charges from our distribution centers to our store locations; Transportation charges between store locations and the cost of delivery to our customers.	(30)	(30)	50	(80)
All Other	Investments in our quality control procedures; Warranty costs; Changes in finishing costs to produce a unit of our proprietary brands; Inventory shrink; Net costs of producing samples.	20	(30)	(10)	(30)

Total Change in Gross Margin from the prior year		250	40	230	20

Cost of Product: Gross margin benefited from our sourcing initiatives and shifts in our sales mix. Sourcing initiatives included vendor allowances, line reviews and increases in our direct sourcing relationships, primarily due to the acquisition of certain assets of Sequoia Floorings Inc. (“Sequoia”) in September 2011. Shifts in our sales mix included an increase in moldings and accessories, an increase in certain premium products, particularly in merchandise categories with a lower than average retail price point, and a decrease in certain hardwood products which carry a lower than average gross margin.

Transportation: Gross margin for the third quarter of 2012 was adversely impacted by higher costs of warehouse to store deliveries, primarily due to the number of units shipped, and higher international container costs capitalized into the unit cost of our products. These cost increases were partially offset by initiatives launched in 2012 to enhance the efficiency of warehouse to store deliveries, greater efficiency and control over transfer and delivery costs from the first sales floor to the customer and an increase in the percentage of units received directly by our stores rather than through our warehouses.

Net transportation costs are generally lowest when product is received directly by our stores, shipped from either a domestic or international vendor-mill. Further, product shipped from an international vendor-mill through our China consolidation center and onto our stores generally results in lower transportation costs than product distributed through our warehouses. In the three months ended September 30, 2012, 26.4% of our unit purchases were received directly at our stores from either a vendor-mill or our Chinese consolidation center, up from 20.6% in the three months ended September 30, 2011. In comparing the nine month periods ended September 30, 2012 and 2011, 20.7% and 23.8%, respectively, of our unit purchases were received directly at our stores.

All Other Costs: Gross margin in the third quarter of 2012 benefited from reductions in the cost of quality control, particularly in South America, as certain services were transitioned to a new provider in the second quarter of 2012. In comparing the nine months ended September 30, 2012 to 2011, gross margin was adversely impacted by an increase in the cost of samples due to strong customer demand, and an increase in estimated inventory shrink, including an increase in our inventory reserve for loss and obsolescence.

Operating Income and Operating Margin

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Gross Profit	$77,886	$61,248	$226,503	$178,765
Selling, General & Administrative (“SG&A”) Expenses	57,135	50,327	172,638	149,832

Operating Income	$20,751	$10,921	$53,865	$28,933
Operating Margin	10.2%	6.4%	8.9%	5.7%

Operating income for the third quarter ended September 30, 2012 increased $9.8 million, or 90.0%, over the third quarter of 2011 as operating margin expanded 380 basis points to 10.2%. Operating income increased $24.9 million, or 86.2%, in comparing the nine months ended September 30, 2012 to 2011 as operating margin expanded 320 basis points to 8.9%. The increases in operating income were driven by increases in gross profit of $16.6 million and $47.7 million in comparing the three and nine months ended September 30, 2012 to the comparable prior year periods, respectively, partially offset by increases in SG&A expenses of $6.8 million and $22.8 million, respectively. The increases in SG&A expenses were principally due to the following factors:

•

Salaries, commissions and benefits increased $4.5 million and $14.7 million for the three and nine months ended September 30, 2012, respectively, from the comparable prior year periods. As a percentage of net sales, salaries, commissions and benefits increased to 11.8% and 12.2% for the three and nine months ended September 30, 2012, respectively, from 11.3% and 11.7% for the three and nine months ended September 30, 2011, respectively. These increases were due primarily to significantly higher accruals related to our management bonus plan, an increase in certain benefit costs and higher commission rates earned by our store management.

•

Advertising expenses increased $1.8 million to $15.1 million, or 7.4% of net sales, for the three months ended September 30, 2012, from $13.3 million, or 7.7% of net sales, for the comparable prior year period. For the nine months ended September 30, 2012, advertising expenses increased $3.4 million to $45.0 million, or 7.5% of net sales, down from 8.2% of net sales for the nine months ended September 30, 2011. We continued to both leverage our national advertising campaigns over a larger store base and reallocate our advertising to more effective media channels, increasing our reach and frequency.

•

Occupancy costs increased $0.7 million to $7.9 million, or 3.9% of net sales, for the three months ended September 30, 2012, from $7.2 million, or 4.2% of net sales, in the third quarter of 2011. For the nine months ended September 30, 2012, occupancy costs increased $2.7 million to $22.8 million, or 3.8% of net sales, from $20.1 million, or 4.0% of net sales, for the first nine months of 2011. In general, higher net sales more than offset cost increases due to store base growth.

•	Depreciation and amortization expenses were 1.2% of net sales for both the three months and nine months ended September 30, 2012 and 2011.

•

Stock-based compensation expense was 0.4% and 0.5% of net sales for the three months and nine months ended September 30, 2012, respectively, compared to 0.6% of net sales for the comparable periods in the prior year.

•

Other SG&A expenses were 3.3% of net sales for the third quarter of 2012, down from 4.2% for the third quarter of 2011. This decrease is primarily a result of higher net sales, reimbursements from our primary installation partner pursuant to an agreement amended in the first quarter of 2012, and approximately $0.5 million in third quarter 2011 costs related to the Sequoia acquisition. Other SG&A expenses were 3.5% of net sales for the nine months ended September 30, 2012, down from 4.0% for the nine months ended September 30, 2011.

Provision for Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Provision for Income Taxes	$7,895	$4,334	$20,708	$11,438
Effective Tax Rate	38.0%	39.2%	38.4%	39.1%

The effective income tax rate decreases in comparing 2012 to 2011 are primarily due to lower state income taxes, including the benefits of certain tax credits in the third quarter of 2012, partially offset by increases in certain reserves.

Net Income

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net Income	$12,882	$6,735	$33,256	$17,798
As a percentage of net sales	6.3%	3.9%	5.5%	3.5%

Net income increased $6.1 million, or 91.3%, comparing the third quarter of 2012 to 2011, and increased $15.5 million, or 86.9%, comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011.

Seasonality

Our net sales fluctuate slightly as a result of seasonal factors, and we adjust merchandise inventories in anticipation of those factors, causing variations in our build of merchandise inventories. Generally, we experience higher than average net sales in the spring and fall, when more home remodeling activities are taking place, and lower than average net sales in the winter months and during the hottest summer months. These seasonal fluctuations, however, are minimized to some extent by our wide geographic presence, as markets experience different seasonal characteristics.

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. In addition, we periodically use available funds to repurchase shares of our common stock under our stock repurchase program, with approximately $9.9 million remaining under an original authorization of $50.0 million. Our principal sources of liquidity are $40.1 million of cash and cash equivalents at September 30, 2012, our cash flow from operations and $50.0 million of availability under our revolving credit facility. We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the foreseeable future.

In 2012, we now expect capital expenditures to total between $13.0 million and $15.0 million. In addition to general capital requirements, we have or intend to:

•	open between 23 and 25 new store locations;

•	continue to relocate and remodel existing stores, including an expanded showroom format;

•	continue to invest in our integrated technology solution;

•	significantly upgrade our forklifts;

•	invest in our supply chain initiatives; and

•	continue to improve the effectiveness of our marketing programs.

Cash and Cash Equivalents

During the first nine months of 2012, cash and cash equivalents decreased $21.6 million to $40.1 million. The decrease of cash and cash equivalents was primarily due to the use of $40.3 million to repurchase common stock and $9.6 million to purchase property and equipment which was partially offset by $16.9 million of net cash provided by operating activities and $11.2 million of proceeds received from stock option exercises.

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

Merchandise Inventories

Merchandise inventories at September 30, 2012 increased $30.8 million from December 31, 2011, due to an increase in available for sale inventory, partially offset by a decrease in inbound in-transit inventory. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products.

Merchandise inventories and available inventory per store in operation were as follows:

	As of September 30, 2012	As of December 31, 2011	As of September 30, 2011
		(in thousands)
Inventory – Available for Sale	$176,722	$135,850	$149,859
Inventory – Inbound In-Transit	18,232	28,289	10,988

Total Merchandise Inventories	$194,954	$164,139	$160,847

Available Inventory Per Store	$622	$517	$585

Available inventory per store as of September 30, 2012 has increased in comparison to September 30, 2011 primarily due to:

•	the assortment expansion of certain key merchandise categories;

•	the final phase of certain supplier transitions following line reviews; and

•	preparation for certain incremental fourth quarter 2012 promotions.

Considering certain sales trends and the timing of promotions planned for the first quarter of 2013, we have raised our target range for available inventory per store to $580,000 to $600,000 at the end of the current year.

Cash Flows

Operating Activities. Net cash provided by operating activities was $16.9 million and $16.0 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash provided by operating activities increased primarily due to more profitable operations and the timing of working capital realization, partially offset by a significantly larger build in merchandise inventories net of the change in accounts payable.

Investing Activities. Net cash used in investing activities was solely purchases of property and equipment totaling $9.6 million for the nine months ended September 30, 2012. Net cash used in investing activities for the nine months ended September 30, 2011 included $11.6 million in purchases of property and equipment and $4.7 million in cash paid for the Sequoia acquisition. The decrease in purchases of property and equipment was primarily a result of fewer new store openings and lower information technology expenditures.

Financing Activities. Financing activities utilized $29.2 million in net cash for the nine months ended September 30, 2012, and provided $3.4 million in net cash for the nine months ended September 30, 2011. Net cash used in financing activities during the first nine months of 2012 included $40.1 million to repurchase shares of our common stock under our $50.0 million share repurchase plan. In both 2012 and 2011, net cash was provided by the exercise of stock options, generating proceeds and resulting in excess tax benefits.

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

Exchange Rate Risk.

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the U.S., we have transactions in or exposure to other currencies, including the Euro, Canadian dollar, Chinese yuan and Brazilian real.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On May 21, 2012, Harbor Freight Tools USA, Inc. and Central Purchasing, LLC (together, the “Plaintiffs”) filed an action, which was subsequently amended, in the Superior Court for the County of Los Angeles, California against us and others, including certain purported employees. The Plaintiffs contend that they previously employed several individuals now working for us, and allege, among other claims, the improper use and possession by us and/or our employees of trade secrets belonging to the Plaintiffs and unfair business practices. The Plaintiffs seek unspecified monetary damages, punitive damages, injunctive, equitable and other relief. We dispute the Plaintiffs’ claims and are defending the matter vigorously. While it is not possible to determine the ultimate disposition of this proceeding or whether it will be resolved consistent with our beliefs, we do not, at this time, expect the outcome of this proceeding to have a material adverse effect on our results of operations, financial position or cash flows.

On August 30, 2012, Jaroslaw Prusak, a purported customer (the “Plaintiff”), filed a putative class action lawsuit against us in the United States District Court for the Northern District of Illinois. The Plaintiff alleges that we willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”) amendment to the Fair Credit Reporting Act in connection with printed credit card receipts provided to our customers. The Plaintiff, for himself and the putative class, seeks statutory damages of no less than $100 and no more than $1,000 per violation, punitive damages, attorney’s fees and costs, and other relief. We intend to vigorously defend this matter and, given the uncertainty of litigation, no outcome can be predicted at this time. We do not, at this time, expect the outcome of this proceeding to have a material adverse effect on our results of operations, financial position or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended September 30, 2012 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2012 to July 31, 2012	175,400	$33.12	175,400	$9,866
August 1, 2012 to August 31, 2012 (1)	1,376	44.31	—	9,866
September 1, 2012 to September 30, 2012	—	—	—	9,866

Total	176,776	$33.20	175,400	$9,866

(1)	In addition to the shares of common stock we purchased under our $50 million stock repurchase program, we repurchased 1,376 shares of our common stock at an aggregate cost of $61 thousand, or an average purchase price of $44.31 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the quarter ended September 30, 2012.
(2)	Except as noted in footnote 1 above, all of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $50 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on February 22, 2012.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: October 24, 2012	By:	/s/ Daniel E. Terrell
Daniel E. Terrell

Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements

*	Furnished herewith.