Form 10-K
period 2012-12-31
Lumber Liquidators Holdings, Inc.
filed 2013-02-20
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing sale price of such shares on New York Stock Exchange on June 29, 2012) was approximately $549 million. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 10% or more of Registrant’s outstanding common stock as of June 30, 2012 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 18, 2013:

Title of Class	Number of Shares
Common Stock, $0.001 par value	27,164,204

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s proxy statement for the 2013 annual meeting of stockholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2012.

LUMBER LIQUIDATORS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENT

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

PART I

Item 1. Business.

Overview

Lumber Liquidators Holdings, Inc. and its subsidiaries operated 279 retail stores throughout the United States (“U.S.”), as well as nine retail stores in Ontario, Canada as of December 31, 2012. We operate as a single business segment, with our call center, website and customer service network supporting our store operations. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive assortment of exotic and domestic hardwood species, engineered hardwoods, laminates, bamboo and cork direct to the consumer. We also provide a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay, adhesives and flooring tools. Our customer is primarily the homeowner, or a contractor on behalf of a homeowner.

Founded in 1994, Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America. Our initial public offering was in November 2007, and our common stock trades on the New York Stock Exchange under the symbol “LL”. We are a Delaware corporation with headquarters in Toano, Virginia.

Competitive Strengths

We believe that our sourcing directly from the mill provides the foundation for the strongest value proposition in a highly-fragmented hardwood flooring market. We strengthen and support that value proposition with a unique store model, proprietary brands, extensive customer education and sales support resources and a comprehensive marketing and advertising strategy.

Sourcing Direct from the Mill

Our Suppliers. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. We work directly with a select group of vendors and mills with whom we have cultivated strong relationships that provide for a consistent supply of our products. We select suppliers based on a variety of factors, including their ability to supply products that meet industry grading standards and our demanding product specifications, which support the high-quality nature of our brands. We believe that we are the largest customer for most of our suppliers, which we believe enables us to obtain better prices in some circumstances. As we have grown, we believe our supplier relationships have strengthened, which we believe helps to ensure our access to a broad selection of products. Further, many suppliers have expanded to support our business.

We currently purchase products from approximately 110 domestic and international vendors, which are primarily mills. In 2012, our top 10 suppliers accounted for approximately 50% of our supply purchases. We believe that alternative and competitive suppliers are available for most of our products. In 2012, approximately 43% of our product was sourced from Asia, 50% from North America, 6% from South America and 1% from other locations, including Europe and Australia. The majority of our foreign purchases are negotiated and paid for in U.S. dollars.

Sourcing Initiatives. In 2011, we began a process to continually challenge, and ultimately strengthen, the structure of our sourcing relationships with the best international and domestic mills. Our sourcing initiatives play a key role in maintaining the best combination of quality and value in our product assortment, while reducing product costs. These initiatives are segregated into three primary areas, which are being implemented independently over a multi-year time frame, as follows:

¡	Volume-based discounts and cost sharing for a range of continuing programs, including marketing, product samples and new store openings;

¡	Current and potential mill partners’ participation in competitive line reviews of specific merchandise categories to evaluate breadth of assortment, quality, logistics and product cost; and

¡	Direct sourcing with international and domestic mills to control product cost and quality, enhance forecasting and broaden our product assortment.

Supply Chain. We are committed to our complete product assortment being available to meet our customers’ expectations more timely than our competitors. We operate distribution centers in Hampton Roads and Toano, Virginia, a facility in Toronto, Canada, with both a store front and a small warehouse, and we lease the services of a third party consolidation center in China. On average, each store location has approximately 4,400 to 6,000 square feet of warehouse space stocked with a combination of customer-specific inventory waiting to be picked up or delivered and inventory levels of certain products we believe the customer expects to be immediately available. We generally expect each store to receive a truckload of product at least once per week. Further, we work with our mills to ship certain products directly to our stores or to our customers.

Our supply chain costs include:

•	international and domestic inbound transportation to either our distribution centers or stores;

•	transportation charges from our distribution centers to our stores;

•	transportation charges between stores; and

•	third-party delivery services from our stores to our customers.

Our product is generally transported boxed and palletized, and the weight of our product generally increases our supply chain costs. International container rates, customs and duty charges, and domestic fuel costs can significantly impact our transportation costs, which in total represented 8.8% of net sales in 2012. Our supply chain initiatives seek the lowest rates, reductions in the number of miles traveled and the most efficient means to minimize the total cost per mile.

Our Value Proposition

Important components of our value proposition include:

•

Price. A fundamental part of our business model is to provide quality hardwood flooring at prices lower than our competitors. We are able to maintain these prices across our product range as a result of our direct sourcing, supply chain and unique store model.

•

Selection. We offer a broad product assortment of solid and engineered hardwoods, laminates, resilient, bamboo and cork flooring products, moldings and flooring accessories sold under proprietary brands that help us to differentiate our products from those of our competitors. We offer products across a range of price points and quality levels that allow us both to target discrete market segments and to appeal to diverse groups of customers.

•

Quality. We believe that we have achieved a reputation for quality, and that our proprietary brands are recognized for excellence by our customers. We work directly with the mills to source and produce flooring that will meet our high quality standards. We utilize quality control and assurance resources at mills in China and South America, and inspect domestic shipments upon receipt in our facilities. We also finish the majority of our Bellawood products ourselves.

•	Availability. We are committed to our complete product assortment being available to meet our customers’ expectations more timely than our competitors.

•

People. We position ourselves as hardwood flooring experts and believe our high level of customer service reflects this positioning. Key elements of our service include product education on species and construction so that our customers can select flooring that is best aligned with the intended use including the type of room where the flooring will be installed, site conditions at the house and local climate factors. Our regional and store managers, supported by a call center staff, are trained to understand the characteristics and installation method for the broad range of hardwood flooring and accessories that we offer. Residential customers are generally less familiar with the range of products available and with the purchase process itself. As a result, we believe our attention to service provides a competitive advantage.

Our Stores

Our stores are approximately 6,000 to 7,000 square feet, which includes a showroom format designed to emphasize our products, yet reflect our low-cost approach to doing business, and a warehouse. We believe our customers consider us a destination location. Therefore, we seek locations for our stores that have significant visibility to passing traffic and easy access from major highways, as well as certain retail synergies including home improvement, but are typically in areas with lower rents than other retail locations. We can adapt to a range of existing buildings, whether free-standing or in shopping centers. We enter into short leases, generally for base terms of five years, with renewal options to maximize our real estate flexibility. We believe that our store design and locations reinforce our customers’ belief that they get a good deal when they buy from us.

In 2012, we completed the initial design to expand our average showroom from the 1,000 to 1,200 square feet previously targeted to 1,600 square feet. However, with an improved warehouse design and supply chain efficiencies, the total targeted store square footage is not expected to change. We refer to this new design as our “store of the future”, and beginning in 2013, we expect that all of our new stores and all remodels and relocations of existing stores will be in this format.

Our store showrooms have wall racks holding one-foot by two-foot display boards of our flooring products, presented within color palate and in a good-better-best format, and larger sample squares serving as the showroom floor. The showroom also displays an expanded selection of flooring enhancements and accessories to complement, install and maintain a customer’s new floor.

A typical store staff consists of a manager and two to three associates, with a compensation structure generally weighting sales-driven bonuses over a relatively low base salary. The store manager is responsible both for store operations and for overseeing our customers’ shopping experience. As people are a key component of our value proposition, we have an emphasis on identifying, hiring and empowering top performing employees who share a passion for our business philosophy. Many of our store managers have previous experience with the home improvement, retail flooring or flooring installation industries. We provide training opportunities for our store personnel including our Lumber Liquidators University (“LLU”) program, which is an annual training event for all of our regional and store managers that focuses on enhanced selling techniques, in-depth product training and strategic discussions with senior executives.

Customer Education and Resources

Our sales strategy emphasizes customer service by providing superior, convenient, educational tools for our customers to learn about our products and the installation process. Our website contains a broad range of information regarding our floors and accessories. Visitors to our website can search through a comprehensive knowledge base of tools on wood flooring, including browsing product reviews, frequently asked questions and an extensive “before and after” gallery from previous customers, as well as research detailed product information and how-to videos that explain the installation process.

Flooring samples of all the products we offer are available in our stores, and can be ordered through our call center and website. In addition, our iPhone and iPad app, The Floor Finder, gives consumers access to nearly 200 digital samples as well as a variety of tools designed to facilitate flooring purchase decisions, including visualizing any floor in their own home. The app also gives consumers flooring specifications, such as hardness and installation information. We are active in social media in order to connect to our consumers in the most convenient manner possible as well as build relationships with our satisfied customers. We have an active presence on Facebook, Pinterest, YouTube and three unique Twitter accounts.

Our call center is staffed by flooring experts cross-trained in sales, customer service and product support. In addition to receiving telephone calls, our call center staff chats online with visitors to our website, responds to emails from our customers and engages in telemarketing activities. Customers can contact our call center to place an order to be delivered directly to their home or picked up at a nearby store, to make an inquiry or to order a catalog.

Our Brands

We have invested significant resources developing our national brands, including our name and proprietary products, and expect to continue to invest resources in our advertising and marketing at a percentage of net sales that we believe is greater than our competitors. We believe Lumber Liquidators is now recognized across the United States as a destination for high-quality hardwood flooring at low prices, while our flagship Bellawood brand is known as a premium flooring brand within the industry. We are committed to supporting our proprietary brands and products through diverse national marketing campaigns that reach a wide variety of potential customers.

In order to control the quality of our Bellawood brand, we maintain a finishing facility in Toano, Virginia. In 2012, we finished approximately 92% of our Bellawood products at that facility, and we obtained the balance from qualified finishing suppliers in North America and South America. Bellawood products have one of the highest scuff resistant finishes in the industry as measured by the Taber Abrasion Test, an abrasion testing method designed to measure the abrasion resistance of protective floor finishes. We also finish small quantities of certain of our other products at our Toano facility. We continually invest in improving our process controls and product quality, and we believe that our existing finishing infrastructure at our Toano facility can support our planned growth over at least the next three years with limited capital expenditures to increase capacity.

Our Marketing and Advertising

Reach and Frequency. Our marketing and advertising strategy includes a focus on broadening the reach and frequency of our message to increase the recognition of our value proposition and ultimately the number of customers served. We utilize a mix of traditional and new media, direct mail and financing offers to emphasize product credibility, value, brand awareness, customer education and direct selling. Though our primary focus remains on the more passionate do-it-yourself (“DIY”) customer, we believe our value proposition is reaching, and resonating with, a more casual consumer.

We increase brand awareness in a variety of ways, including celebrity endorsements and product placement opportunities. We have long-term relationships with respected, well-known home improvement celebrities Bob Vila and Ty Pennington. Bob Vila, in particular, has been associated specifically with our Bellawood brand for several years. We work with Ty Pennington on a proprietary line of flooring branded as the Ty Pennington Collection.

To increase brand awareness, we conduct ad campaigns on both a national and local level using both traditional and new media. We work with shows such as HGTV’s “Dream Home Sweepstakes,” which use our products and enable potential customers to see both what our flooring will look like after installation and the relative ease with which it can be installed. In addition, we use targeted television advertising on cable networks such as Discovery Channel, HGTV, TLC and DIY Network. We engage in sports marketing by participating in opportunities with, among others, Major League Baseball and National Basketball Association teams. On the Internet, our advertising efforts include the use of banner advertising, sponsoring links on well-known search engines, having storefronts with large e-tailers and having a large network of online affiliate partners. We also utilize local and national radio, primarily for promotional messaging.

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

Financing. We offer our residential customers a financing alternative through a proprietary credit card, the Lumber Liquidators credit card, underwritten by GE Money Bank at no recourse to us. We generally utilize the credit program for promotional opportunities, including programs for up to 26 months of deferred interest with payments. Our customers may also use their Lumber Liquidators credit card to tender installation services provided by our installation service provider, The Home Service Store, Inc. (“HSS”).

We offer our commercial customers a financing alternative through the Lumber Liquidators Commercial Credit Program, A Credit Line for Pros. This program is underwritten by BlueTarp Financial, Inc., generally at no recourse to us. The commercial credit program also provides our professional customers a range of additional services that we believe add efficiency to their businesses.

Our Market

According to the December 2012 Floor Coverings Industry report from Catalina Research, Inc. (“Catalina”), the hardwood flooring market represents approximately 10% of the overall U.S. floor coverings market, which includes carpet and area rugs, solid and engineered hardwood, softwood and bamboo flooring, ceramic and stone floor and wall tile, resilient sheet and floor tile, and laminate flooring. Due to improvements in the quality and construction of certain products, ease of installation and lower average retail price points, hardwood flooring’s share of the overall U.S. floor coverings market continues to increase, primarily by taking share from soft surface flooring. Using Catalina estimates as a basis, we believe the 2012 retail value of the U.S. hardwood and laminate flooring markets were approximately $3.6 billion and $1.8 billion, respectively, and our share of the combined market was approximately 10.5% considering these products were approximately 70% of our sales mix in 2012.

The residential replacement wood flooring market is dependent on home-related, large-ticket discretionary spending, which is influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. This market is impacted by, among other things, home remodeling activity, employment levels, housing turnover, home prices, new housing starts, consumer confidence, credit availability and the general health of consumer discretionary spending. In 2012, a number of these factors stabilized or improved, though remain at historically low levels. We believe our customer will remain cautious and price sensitive in 2013, with a number of macroeconomic risks providing uncertainty, and potentially volatile demand, even as a multi-year recovery in home remodeling may be forming. Catalina projects the hardwood flooring market will average annual growth of 4.0% per year through 2015, and perhaps greater, subject to the pace of macroeconomic recovery. We believe we are well-positioned to benefit from an improving housing market.

We believe the number of independent retailers serving the homeowner-based segment of the wood flooring market continues to shrink under the difficult macroeconomic pressures. According to Catalina, there are approximately 9,000 specialty floor coverings stores now operating in the U.S. We believe our results have benefited from our gain of market share in this environment and that we will continue to gain market share. We continue to believe that the longer term trends for our market remain favorable, including customer perception of hardwood flooring as an attractive alternative to other floor coverings, the evolution of the hardwood flooring market, overall home improvement spending and certain demographic trends.

Our Competition

We are the largest specialty retailer of hardwood flooring in North America, and compete in a hardwood flooring market that is highly fragmented. The majority of the market consists of smaller national specialty flooring chains and local and regional independent flooring retailers, including a large number of privately-owned single-site enterprises. We also compete against home improvement warehouse chains, and Catalina estimates that Lumber Liquidators, Home Depot and Lowes together represent approximately 37% of hardwood flooring retail sales. Additionally, we compete against regional and local independent retailers and smaller national chains which specialize in the lower-end, higher-volume flooring market and offer a wide range of home improvement products in addition to flooring.

Our Sales Strategy

We seek to appeal to customers who desire a high-quality product at an attractive value. We sell our products principally to existing homeowners, who we believe represent over 90% of our consumer count. Most of our other sales are to contractors, who are primarily small businesses that are either building a small number of new homes or have been hired by an owner to put in a new floor.

Historically, our customers are in their mid-30’s or older, are well-educated and have income levels above the average domestic household. We have found that homeowners prefer various characteristics of wood floors, including appearance and durability, ease of installation, renewability of resources and specific aspects of engineered, resilient and laminate flooring. Our research indicates that our customers will choose to replace their flooring primarily after they have lived in the home for a certain number of years, when a life event occurs such as a change in household members, and prior to or shortly after moving into a new home. According to Catalina, approximately 28% of buyers of an existing home undertake some type of flooring replacement job in the first year of ownership.

We have an integrated multi-channel sales model that enables our international store network, call center, website and catalogs to work together in a coordinated manner. We believe that due to the average size of the sale and the general infrequency of a hardwood flooring purchase, many of our customers conduct extensive research using multiple channels before making a purchase decision. Our research indicates that the average length for a hardwood flooring purchase, from initial interest to sale, is approximately 100 days.

Customers can purchase our complete assortment of products in our stores, or through our call center, website, a smartphone or a tablet. The prices available on our website and from our call center are the same as the prices in our stores. Once an order is placed, customers may have their purchases delivered or pick them up at a nearby store location. In 2012, approximately 11% of our customers utilized our delivery services. We strive to use our various sales channels to make our customers’ transactions easy and efficient. Our average sale was approximately $1,600 in 2012, and generally represents one or two rooms of flooring. We define “average sale” as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders). Our goal is to provide our customers with everything needed to complete their flooring project – to remove the existing floor, install the new floor with complementary moldings and accessories, and finally, maintain the floor for its lifetime.

Installation. We have a national installation arrangement with HSS, allowing us to make consistent installation services available in every store in our chain. HSS manages fully insured and licensed providers of professional installation services that measure, deliver and install flooring at competitive prices. This arrangement allows us to increase service offerings to our customers, and we benefit from cross-promotional opportunities. Furthermore, we minimize risk associated with installation services and reduce time spent by store managers on installation service issues. We receive certain reimbursements from HSS based upon our customers’ use of their services. In 2012, less than 10% of our customers utilized HSS for installation.

Our Products. We offer a complete assortment of wood flooring that includes prefinished domestic and exotic hardwoods, engineered hardwoods, unfinished hardwoods, bamboo, cork and laminates, as well as resilient flooring. Our product offering is substantially comprised of our proprietary brands, led by our flagship Bellawood brand. Our hardwood flooring products are generally available in various widths and lengths. They are generally differentiated in terms of quality and price based on the species, grade of the hardwood and quality of finishing, in addition to the length of the warranty. Prefinished floors are finished in factories under controlled conditions and are ready to be enjoyed immediately after they are installed. We also offer a broad assortment of flooring enhancements and installation accessories, including moldings, noise-reducing underlay and tools, that complement our assortment of floor offerings. In total, we offer nearly 350 different flooring product stock-keeping units.

	2012	2011	2010
	Percentage of Net Sales:
Solid and Engineered Hardwood	47%	50%	54%
Laminates	22%	23%	21%
Moldings and Accessories	16%	15%	14%
Bamboo, Cork and Resilient	14%	11%	10%
Other	1%	1%	1%

Total	100%	100%	100%

Solid and Engineered Hardwood. Our proprietary solid hardwood products are milled from one thick piece of wood, which can be sanded and refinished numerous times, and our proprietary engineered hardwood products are produced by bonding a layer of hardwood to a plywood or high-density fiber board backing. Engineered flooring is designed primarily to be installed in areas where traditional hardwood is not conducive, such as slab construction, basements and areas where moisture may be a factor. We offer flooring products made from more than 25 wood species, including both domestic woods, such as ash, beech, birch, hickory, northern hard maple, northern red oak, pine and American walnut, and exotic woods, such as bloodwood, cherry, cypress, ebony, koa, mesquite, mahogany, rosewood and teak. We sell our solid hardwood products either prefinished or unfinished, and our engineered hardwood products in either glue down or floating application. Our prefinished hardwoods typically carry a wear warranty from 25 to 100 years, and our Bellawood products carry a 100-year, transferable warranty.

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

Moldings and Accessories. We offer a wide variety of wood flooring moldings and accessories. Moldings are a required finishing detail to every floor and we sell a complete selection that matches virtually all of our floors or can complement them. We also sell stair treads and risers in both finished and unfinished versions. Accessories include sealers, adhesives and underlayments that are placed between the new floor and the sub-floor, insulating sound and cushioning the floors. In addition, we sell flooring tools, floor cleaning supplies and butcher-block kitchen countertops.

Bamboo, Cork and Resilient. Our proprietary bamboo products, harvested from the fast growing bamboo plant, are offered as a prefinished, natural or stained, solid or engineered floor. Our proprietary cork flooring is produced by harvesting the outer bark of the cork oak tree, and it is durable, acoustical and acts as an insulator. Produced from recycled materials, our resilient flooring planks come in realistic wood and tile looks, are water-resistant, highly durable and install with “peel-and-stick” or click-together ease. Our bamboo, cork and resilient flooring products carry wear warranties ranging from 10 to 50 years.

Our Employees

As of December 31, 2012, we had 1,420 employees, 96% of whom were full-time and none of whom were represented by a union. Of these employees, 70% work in our stores, 17% work in corporate store support infrastructure or similar functions (including our call center employees) and 13% work either on our finishing line or in our distribution centers. We believe that we have good relations with our employees.

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

Our suppliers are subject to the laws and regulations of their home countries, including in particular laws regulating labor, forestry and the environment. We consult with our suppliers as appropriate to ensure that they are in compliance with their applicable home country laws. We also support social and environmental responsibility among our supplier community and our suppliers agree to comply with our expectations concerning environmental, labor and health and safety matters. Those expectations include representations and warranties that our suppliers comply with the laws, rules and regulations of the countries in which they operate.

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

Item 1A. Risk Factors.

The risks described below could materially and adversely affect our business, results of operations, financial condition and cash flows. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that apply to all companies operating in the United States and globally, as well as other risks that are not presently known to us or that we currently consider to be immaterial.

Risks Related to Economic Factors and Our Industry

Changes in economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations and financial condition.

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Changes in the current economic environment and uncertainty about the future could lead to reduced consumer and business spending, including by our customers. Such changes may also cause customers to shift their spending to products we either do not sell or do not sell as profitably. Further, a reduced access to credit may adversely affect the ability of consumers to purchase our products. This potential reduction in access to credit may include our ability to offer customers credit card financing through third-party credit providers on terms similar to those offered previously, or at all. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions deteriorate, our industry, business and results of operations may be severely impacted.

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

The hardwood flooring industry is highly dependent on the remodeling of existing homes and new home construction. In turn, remodeling and new home construction depend on a number of factors which are beyond our control, including interest rates, tax policy, employment levels, consumer confidence, credit availability, real estate prices, demographic trends, weather conditions, natural disasters and general economic conditions. For example, discretionary consumer spending could be limited, spending on remodeling of existing homes could be reduced and purchases of new homes could decline if:

•	the national economy or any regional or local economy where we operate weakens;

•	interest rates rise;

•	credit becomes less available;

•	tax rates and health care costs increase;

•	regions where we operate experience unfavorable demographic trends;

•	fuel costs or utility expenses increase; or

•	home prices depreciate.

Any one or a combination of these factors could result in decreased demand for hardwood flooring, in remodeled and new homes, which would harm our business and operating results.

Competition could cause price declines, decrease demand for our products and decrease our market share.

We operate in the wood flooring industry, which is highly fragmented and competitive. We face significant competition from national and regional home improvement chains, national and regional specialty flooring chains, Internet-based companies and privately-owned single-site enterprises. We compete on the basis of price, customer service, store location and range, quality and availability of hardwood flooring we offer our customers. Our competitive position is also influenced by the availability, quality and cost of merchandise, labor costs, finishing, distribution and sales efficiencies and our productivity compared to that of our competitors. As we expand into new and unfamiliar markets, we may face different competitive environments than in the past. Likewise, as we continue to enhance and develop our product offerings, we may experience new competitive conditions.

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

Risks Related to Our Suppliers, Products and Product Sourcing

Our ability to obtain products from abroad and the operations of many of our international suppliers are subject to risks that are beyond our control and that could harm our operations.

We rely on a select group of international suppliers to provide us with flooring products that meet our specifications. In 2012, approximately 43% of our product was sourced from Asia, approximately 6% was sourced from South America and approximately 1% was sourced from other locations outside of North America. As a result, we are subject to risks associated with obtaining products from abroad, including:

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

•

the imposition of new or different duties (including antidumping and countervailing duties), tariffs, taxes and/or other charges on exports or imports, including as a result of errors in the classification of products upon entry;

•	disruptions or delays in production, shipments, delivery or processing through ports of entry; and

•	changes in local economic conditions in countries where our suppliers are located.

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

We rely on a concentrated number of suppliers for the majority of our supply needs. We generally do not have long-term contracts with our suppliers, and we typically obtain our hardwood supplies on an order-by-order basis, writing orders for future deliveries from 90 to 180 days before delivery. In the future, our suppliers may be unable to supply us, or supply us on acceptable terms, due to various factors, which could include political instability in the supplier’s country, a supplier’s financial instability, inability or refusal to comply with applicable laws, trade restrictions or tariffs, duties, insufficient transport capacity and other factors beyond our control. If we can no longer obtain merchandise from our major suppliers, or they refuse to continue to supply us on commercially reasonable terms or at all, and we cannot find replacement suppliers, we could experience deterioration in our net sales and operating results.

If we fail to identify and develop relationships with a sufficient number of qualified suppliers, our ability to obtain products that meet our high quality standards could be harmed.

We purchase flooring directly from mills located around the world. We believe that these direct supplier relationships are relatively unique in our industry. In order to retain the competitive advantage that we believe results from these relationships, we need to continue to identify, develop and maintain relationships with qualified suppliers that can satisfy our high standards for quality and our requirements for hardwood in a timely and efficient manner. The need to develop new relationships will be particularly important as we seek to expand our operations and enhance our product offerings in the future. Any inability to do so could reduce our competitiveness, slow our plans for further expansion and cause our net sales and operating results to deteriorate. Moreover, the failure of our suppliers to adhere to the quality standards that we set for our products could lead to litigation and recalls, which could damage our reputation and our brands, increase our costs, and otherwise hurt our business.

If our suppliers do not use ethical business practices, comply with applicable laws and regulations and ensure that their products meet our quality standards, our reputation could be harmed due to negative publicity and we could be subject to legal risk.

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

The cost of the various species of hardwood that are used in our products is important to our profitability. Hardwood lumber costs fluctuate as a result of a number of factors including changes in domestic and international supply and demand, labor costs, competition, market speculation, product availability, environmental restrictions, government regulation and trade policies, duties, weather conditions, processing and freight costs, and delivery delays and disruptions. We generally do not have long-term supply contracts or guaranteed purchase amounts. As a result, we may not be able to anticipate or react to changing hardwood costs by adjusting our purchasing practices, and we may not always be able to increase the selling prices of our products in response to increases in supply costs. If we cannot address changing hardwood costs appropriately, it could cause our operating results to deteriorate.

Product liability claims could adversely affect our net sales, profitability and reputation.

We face an inherent risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in personal injury or property damage. In the event that any of our products proves to be defective, we may be required to recall or redesign such products. Further, in such instances, we may be subject to legal action. We maintain insurance against some forms of product liability claims, but such coverage may not be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our net sales and operating results.

We may not be able to successfully anticipate consumer trends and our failure to do so may adversely impact our net sales and profitability.

As part of our business proposition, it is important for us to anticipate and respond to changing preferences and consumer demands in a timely manner. If we fail to identify and respond to emerging trends, consumer acceptance of the merchandise in our stores and our image with our customers may be harmed, which could reduce customer traffic in our stores and adversely affect our net sales. Moreover, consumer demand within our mix of products may shift and such change may negatively impact our net sales and operating results.

Risks Related to Our Operations

Increasing our net sales and profitability depends substantially on our ability to open new stores and is subject to many unpredictable factors.

As of December 31, 2012, we had 288 stores throughout the United States and Canada, 172 of which we opened after January 1, 2008. We plan to open a significant number of new stores during each of the next several years. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. Our future results will depend on various factors, including the following:

•	the successful selection of new markets and store locations;

•	the implementation of and results generated by our new showroom format;

•	our ability to negotiate leases on acceptable terms;

•	management of store opening costs;

•	the quality of our operations;

•	consumer recognition of the quality of our products;

•	our ability to meet customer demand;

•	the continued popularity of hardwood flooring; and

•	general economic conditions.

In addition, the following may impact the net sales and performance of our new stores compared to prior years:

•	as we open more stores, our rate of expansion relative to the size of our store base will decline;

•	we may not be able to identify suitable store locations in markets into which we seek to expand and may not be able to open as many stores as planned;

•	consumers in new markets may be less familiar with our brands, and we may need to increase brand awareness in those markets through additional investments in advertising;

•	new stores may have higher construction, occupancy or operating costs, or may have lower average store net sales, than stores opened in the past;

•	we may incur higher maintenance costs than in the past;

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

Increased transportation costs, particularly those relating to the cost of fuel, could harm our results of operations.

The efficient transportation of our products through our supply chain is a critical component of our operations. If the cost of fuel or other costs, such as import tariffs, duties and international container rates, rise, it could result in increases in our cost of sales due to additional transportation charges and in the fees delivery companies charge us to transport our products to our stores and customers. We may be unable to increase the price of our products to offset increased transportation charges, which could cause our operating results to deteriorate.

Damage, destruction or disruption of our Toano or Hampton Roads facilities could significantly impact our operations and impede our ability to finish and distribute our products.

Our Toano facility serves as our corporate headquarters and, among other things, houses our primary computer systems, which control our management information and inventory management systems. In addition, we currently finish approximately 92% of all Bellawood products, as well as small quantities of certain other products, there. In 2012, Bellawood flooring accounted for approximately 13% of our net sales. Further, the Toano facility, along with our facilities in Hampton Roads, serves as our distribution centers. If the Toano facility, the Hampton Roads facilities or our inventory held in those locations were damaged or destroyed by fire, wood infestation or other causes, our entire finishing and/or distribution processes would be disrupted, which could cause significant lost production and delays in delivery. This could impede our ability to stock our stores and deliver products to our customers, and cause our net sales and operating results to deteriorate.

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

With regard to our products, we may spend significant time and resources to ensure compliance with applicable advertising, importation, exportation, environmental, health and safety laws and regulations. If we should violate these laws and regulations, we could experience delays in shipments of our goods, be subject to fines or penalties, be liable for costs and damages, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. Further, if such laws and regulations should change, we may experience increased costs or incur decreased efficiency in order to adhere to the new standards.

The operation of stores in Canada may present increased risks due to our limited experience with that market.

We opened our first stores in Canada in 2011 and currently operate nine store locations there. As a result of our limited experience in the Canadian market, these stores may be less successful than we expect. Additionally, greater investments in advertising and promotional activity may be required to build brand awareness in that market. Furthermore, we have limited experience with the legal and regulatory environments and market practices outside of the United States and cannot guarantee that we will be able to operate in the Canadian market in a manner and with the results similar to our U.S. stores. We may also incur increased costs in complying with applicable Canadian laws and regulations as they pertain to both our products and our operations.

The operation of our Representative Office in China may present increased legal and operational risks.

In September 2011, we acquired certain assets of Sequoia Flooring Inc. (“Sequoia”) relating to Sequoia’s quality control and assurance, product development and logistics operations in China. In connection with the transaction, we established a representative office in Shanghai, China and assumed direct control of our product sourcing in China.

Our experience with the legal and regulatory practices and requirements in China is limited. As a result, we may incur costs in complying with applicable Chinese laws and regulations that exceed our expectations. Further, if we fail to comply with applicable laws and regulations, we could be subject to legal risk.

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

We maintain various insurance policies for employee health, workers’ compensation, general liability and property damage. We are self-insured on certain health insurance plans and are responsible for losses up to a certain limit for these respective plans. We continue to be responsible for losses up to a certain limit for general liability and property damage insurance. In 2013, we intend to self-insure ourselves with regard to workers’ compensation coverage, in which case we will be responsible for losses up to certain retention limits on both a per-claim and aggregate basis.

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Fluctuating healthcare costs, our significant growth rate and changes from our past experience with workers’ compensation claims could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Unanticipated changes may produce materially different amounts of expense than that reported under these programs, which could adversely impact our operating results.

We have entered into a number of lease agreements with companies controlled by our founder and this concentration of leases may pose certain business risks.

As of December 31, 2012, we lease our Toano facility, which includes a store location, and 27 of our other store locations from entities owned, in whole or in part, by Tom Sullivan, our founder and current chairman of our board of directors. Although our percentage of total stores leased from such entities has decreased over the last few years, this concentration of leases subjects us to risk in the event action or inaction by Tom or such entities impacts our leasehold interests in the locations.

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

The selection and implementation of information technology initiatives may impact our operational efficiency and productivity.

In order to better manage our business, we expect to invest in our information systems. In doing so, we must select the correct investments and implement them in an efficient manner. The costs, potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations. Furthermore, these initiatives might not provide the anticipated benefits or provide them in a delayed or more costly manner. Accordingly, issues relating to our selection and implementation of information technology initiatives may negatively impact our business and operating results.

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

We may incur costs and losses resulting from security risks we face in connection with our electronic processing, transmission and storage of confidential customer information.

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

Our success depends upon our ability to meet our labor needs.

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

Although none of our employees are currently covered under collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future. If some or all of our workforce were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements or work practices, it could have a material adverse effect on our business and operating results.

Risks Relating to Our Marketing and Advertising

Our success depends on the effectiveness of our advertising strategy.

We believe that our growth was achieved in part through our successful investment in local and national advertising. Historically, we have used extensive advertising to encourage customers to drive to our stores, which were typically located some distance from population centers in areas that have lower rents than traditional retail locations. Further, a significant portion of our advertising was directed at the DIY consumer. While our marketing strategy continues to support our real estate strategy and remains focused on the DIY customer, we have broadened the reach and frequency of our advertising to increase the recognition our value proposition and the number of customers served. We may need to further increase our advertising expense to support our business strategy in the future. If our advertisements fail to draw customers in the future, or if the cost of advertising or other marketing materials increases significantly, we could experience declines in our net sales and operating results.

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

We may not be able to adequately protect our intellectual property, which could harm the value of our brands and impact our business.

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

We may initiate claims or litigation against parties for infringement of our intellectual property rights or to establish the invalidity, noninfringement, or unenforceability of the proprietary rights of others. Likewise, we may have similar claims or litigation brought against us by competitors and others. Under either situation and regardless of any ultimate determination on the merits, we could incur significant expense and be forced to divert the efforts of key employees from our operations. Moreover, such claims or litigation could harm our image, brand or competitive position and cause us to incur significant penalties and costs.

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

Our quarterly operating results may fluctuate significantly because of various factors, including:

•	changes in comparable store net sales and customer visits, including as a result of declining consumer confidence or the introduction of new products;

•	the timing of new store openings and related sales and expenses;

•	profitability and performance of our stores;

•	the impact of inclement weather, natural disasters and other calamities;

•	variations in general economic conditions;

•	the timing and scope of sales promotions and product introductions;

•	changes in consumer preferences and discretionary spending;

•	fluctuations in supply prices; and

•	tax expenses, impairment charges and other non-operating costs.

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

At December 31, 2012, Tom controlled approximately 3% of our outstanding common stock. Accordingly, he is able to exercise influence over our business policies and affairs and all matters requiring a stockholders’ vote. Tom’s interests may conflict with yours, and he may seek to cause us to take courses of action that, in his judgment, could enhance his investment in us, but which might involve risks to holders of our common stock or be harmful to our business or other investors. In addition, the timing and volume of any transactions involving our common stock by Tom may, among other things, cause fluctuations in the price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of February 18, 2013, we operated 291 stores located in 46 states and Canada, including three opened since December 31, 2012. In addition to our nine stores in Ontario, Canada, the table below sets forth the locations (alphabetically by state) of our 282 U.S. stores in operation as of February 18, 2013.

State	Stores	State	Stores	State	Stores	State	Stores
Alabama	5	Iowa	3	Nevada	2	Rhode Island	1
Arizona	5	Kansas	3	New Hampshire	4	South Carolina	4
Arkansas	2	Kentucky	4	New Jersey	8	South Dakota	1
California	27	Louisiana	5	New Mexico	1	Tennessee	6
Colorado	6	Maine	3	New York	15	Texas	22
Connecticut	5	Maryland	5	North Carolina	10	Utah	2
Delaware	3	Massachusetts	7	North Dakota	1	Vermont	1
Florida	19	Michigan	8	Ohio	10	Virginia	11
Georgia	9	Minnesota	5	Oklahoma	2	Washington	7
Idaho	2	Mississippi	2	Oregon	2	West Virginia	3
Illinois	11	Missouri	5	Pennsylvania	13	Wisconsin	4
Indiana	6	Nebraska	2

We lease all of our stores and our corporate headquarters located in Toano, Virginia, which includes our call center, corporate offices, and distribution and finishing facility. Our corporate headquarters has 307,784 square feet, of which approximately 32,000 square feet are office space, and is located on a 74-acre plot. In addition, we lease 603,661 square feet near the port in the Hampton Roads area in Virginia as our primary distribution facilities.

As of February 18, 2013, 28 of our store locations are leased from related parties. See discussion of properties leased from related parties in Note 6 to the consolidated financial statements included in Item 8 of this report and within Certain Relationships and Related Transactions, and Director Independence in Item 13 of this report.

Item 3. Legal Proceedings.

On May 21, 2012, Harbor Freight Tools USA, Inc. and Central Purchasing, LLC (together, the “Plaintiffs”) filed an action, which was subsequently amended, in the Superior Court for the County of Los Angeles, California against us and certain purported employees of ours (the “State Court Action”). In the State Court Action, the Plaintiffs contended that they previously employed several individuals now working for us, and alleged, among other claims, the improper use and possession by us and/or our employees of trade secrets belonging to the Plaintiffs and unfair business practices. The Plaintiffs have sought unspecified monetary damages, punitive damages, injunctive, equitable and other relief.

On December 18, 2012, the Plaintiffs filed suit against us in the United States District Court for the Central District of California. In that suit, in addition to the claims raised as in the State Court Action, the Plaintiffs alleged that we violated certain of the Plaintiffs’ copyrights. The Plaintiffs have sought, among other things, a preliminary injunction precluding us from using the Plaintiffs’ purported confidential information and selling seven specific tool products. The Plaintiffs dismissed the State Court Action as it pertained to us but it remains pending as to the individual employees.

We strongly dispute the Plaintiffs’ contentions and have been litigating this matter aggressively. Nevertheless, the parties engaged in settlement processes and have reached a tentative understanding on certain matters. We cannot, however, make any assurance that this matter will ultimately settle. In the event that a settlement is not consummated, we will continue to defend this matter vigorously and believe that the ultimate outcome of the litigation will not have a material adverse effect on our results of operations, financial position or cash flows. Based upon the proceedings to date, we have recorded an accrual of approximately $0.5 million in the fourth quarter of 2012 as our best estimate of the probable loss at this time.

On August 30, 2012, Jaroslaw Prusak, a purported customer (“Prusak”), filed a putative class action lawsuit against us in the United States District Court for the Northern District of Illinois. Prusak alleges that we willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”) amendment to the Fair Credit Reporting Act in connection with printed credit card receipts provided to our customers. Prusak, for himself and the putative class, seeks statutory damages of no less than

$100 and no more than $1,000 per violation, punitive damages, attorney’s fees and costs, and other relief. We intend to defend this matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, no outcome can be predicted at this time. Based upon the current status of the matter and information available, we do not, at this time, expect the outcome of this proceeding to have a material adverse effect on our results of operations, financial position or cash flows.

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

Market Information

Our common stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “LL.” We are authorized to issue up to 35,000,000 shares of common stock, par value $0.001. Total shares of common stock outstanding at February 18, 2013 were 27,164,204, and we had 9 stockholders of record.

The following table shows the high and low sales prices per share as reported by the NYSE for each quarter during the last two fiscal years.

	Price Range
	High	Low
2012:
Fourth Quarter	$58.04	$48.14
Third Quarter	53.73	32.49
Second Quarter	33.79	23.47
First Quarter	25.17	17.38
2011:
Fourth Quarter	$17.80	$14.44
Third Quarter	26.06	13.87
Second Quarter	26.97	22.40
First Quarter	28.73	22.76

Issuer Purchases of Equity Securities

The following table presents our share repurchase activity for the quarter ended December 31, 2012 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2012 to October 31, 2012	—	$—	—	$9,866
November 1, 2012 to November 30, 2012(1)	61,590	54.23	58,700	56,681
December 1, 2012 to December 31, 2012	112,500	51.08	112,500	50,932

Total	174,090	$52.20	171,200	$50,932

(1)

In addition to the shares of common stock we purchased under our $100 million stock repurchase program, we repurchased 2,890 shares of our common stock at an aggregate cost of $157 thousand, or an average purchase price of $54.26 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the quarter ended December 31, 2012.

(2)

Except as noted in footnote 1 above, all of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase programs. Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our Board of Directors and publicly announced on February 22, 2012. Our subsequent stock repurchase program, which authorized the repurchase of up to an additional $50 million in common stock, was authorized by our Board of Directors and publicly announced on November 15, 2012.

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

Performance Graph

The following graph compares the performance of our common stock during the period beginning December 31, 2007 through December 31, 2012, to that of the total return index for the NYSE Composite, the Dow Jones US Furnishings Index and the S&P SmallCap 600 Index (which includes Lumber Liquidators) assuming an investment of $100 on December 31, 2007. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Lumber Liquidators Holdings, Inc.	$100.00	$117.46	$298.11	$277.09	$196.44	$587.65
NYSE Composite	$100.00	$60.86	$78.24	$88.91	$85.62	$99.46
Dow Jones US Furnishings Index	$100.00	$52.16	$74.89	$98.15	$103.59	$116.82
S&P Smallcap 600 Index	$100.00	$68.93	$86.55	$109.33	$110.44	$126.00

Item 6. Selected Financial Data.

The selected statements of income data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements included in Item 8. “Consolidated Financial Statements and Supplementary Data” of this report. This information should be read in conjunction with those audited financial statements, the notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

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

The selected balance sheet data set forth below as of December 31, 2010, 2009 and 2008, and income data for the years ended December 31, 2009 and 2008 are derived from our audited consolidated financial statements contained in reports previously filed with the SEC, not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share amounts)
Statement of Income Data
Net sales	$813,327	$681,587	$620,281	$544,568	$482,179
Comparable store net sales increase (decrease)(1)	11.4%	(2.0%)	2.1%	0.0%	1.6%
Cost of sales	504,542	440,912	404,451	349,891	314,501

Gross profit	308,785	240,675	215,830	194,677	167,678
Selling, general and administrative expenses	230,439	198,237	173,667	151,070	130,693

Operating income	78,346	42,438	42,163	43,607	36,985
Interest expense	—	—	—	2	27
Other (income) expense(2)	(140)	(587)	(579)	(500)	(834)

Income before income taxes	78,486	43,025	42,742	44,105	37,792
Provision for income taxes	31,422	16,769	16,476	17,181	15,643

Net income	$47,064	$26,256	$26,266	$26,924	$22,149

Net income per common share:
Basic	$1.71	$0.95	$0.96	$1.00	$0.83
Diluted	$1.68	$0.93	$0.93	$0.97	$0.82
Weighted average common shares outstanding:
Basic	27,448,333	27,706,629	27,384,095	26,983,689	26,772,288
Diluted	28,031,453	28,379,693	28,246,453	27,684,547	27,090,593

(1)	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening
(2)	Includes interest income.

	As of December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except average sale data)
Balance Sheet Data
Cash and cash equivalents	$64,167	$61,675	$34,830	$35,675	$35,139
Merchandise inventories	206,704	164,139	155,131	133,342	88,731
Total assets	347,387	294,854	242,290	205,880	152,405
Customer deposits and store credits	25,747	18,120	12,039	9,805	10,418
Total debt and capital lease obligations, including current maturities	—	—	—	—	—
Total stockholders’ equity	234,541	215,084	180,505	148,434	114,397
Working capital(1)	187,118	167,248	146,118	124,100	96,245

Other Data
Total stores in operation	288	263	223	186	150
Average sale(2)	$1,600	$1,560	$1,520	$1,560	$1,750

(1)	Working capital is defined as current assets minus current liabilities.
(2)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Trends

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. At December 31, 2012, we sold our products through 288 Lumber Liquidators stores in 46 states in the U.S. and in Canada, a call center, websites and catalogs.

In 2012, we implemented, or continued the implementation of, certain key, multi-year strategic initiatives to enhance our value proposition to the customer and improve our operating margin, including:

•

Broadening the reach and frequency of our advertising to increase the recognition of our value proposition and ultimately the number of customers served. In comparing 2012 to 2011, we increased our advertising spend by $6.2 million, or 11.9%, and total net sales increased $131.7 million, or 19.3%. Though our primary focus remains on the more passionate DIY customer, we believe our value proposition is reaching, and resonating with, a more casual consumer. In 2012, the total number of customers invoiced in our stores increased 16.4% over 2011, and in our comparable stores, increased 8.6%.

•

Gross margin expansion through continued execution of our sourcing initiatives and optimization of our supply chain. We are committed to reducing the net cost of product while we broaden our assortment, strengthen availability and increase the attachment rates of moldings and accessories, including flooring tools. In comparing 2012 to 2011, gross margin improved 270 basis points. We introduced over 50 new floors in 2012, primarily premium selections with gross margins higher than our average. Within our sales mix, moldings and accessories increased 170 basis points over 2011 to represent 16.3% of net sales.

•

Continuous improvement in our operations by developing the best people to serve our customers or to serve those who do. In 2012, we strengthened the retail expertise across the Company through a combination of expanded training and reward programs. Our focus remained on a commitment to excellence and a one-team culture. We believe this focus led to more efficient and effective operations, facilitating incremental net sales, higher gross margin and selling, general and administrative (“SG&A”) expense leverage. In 2012, exclusive of certain management bonuses, SG&A expenses were 130 basis points lower as a percentage of net sales than in 2011. Total operating margin increased 340 basis points to 9.6%.

In 2013, we will continue to reinvest a portion of the benefits from these multi-year initiatives into the growth of our core business, driving annual operating income increases. We expect to aggressively broaden the reach and frequency of our advertising, and as a result, that expense may increase proportionate to, or even greater than, the net sales increase. We also intend to continue to implement both our sourcing initiatives and efforts to optimize our supply chain in 2013. Together, we believe gross margin will continue to expand in the future, though the incremental increase in 2013 is likely to be less than the increase in 2012. Our culture is focused on identifying and rewarding superior performance. In 2013, we will adjust certain management bonuses and equity awards to strengthen retention of our best people and better align their efforts with the long-term growth of operating income. We believe the continued focus on increasing the efficiency and effectiveness of our operations will continue to drive operating margin expansion in the future, though the incremental increase in 2013 is likely to be less than the increase in 2012.

We operate primarily in the highly fragmented wood flooring market for existing homeowners. This market is dependent on home-related, large-ticket discretionary spending, which is influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. In 2012, a number of these factors stabilized or improved, though remain at historically low levels. We believe our customer will remain cautious and price sensitive in 2013, with a number of macroeconomic risks providing uncertainty, and potentially volatile demand, even as a multi-year recovery in home remodeling may be forming.

In 2012, we completed the initial design of an expanded store showroom to enhance the shopping experience for our customers. We refer to this showroom, coupled with an improved store warehouse design, as our “store of the future.” We expect a store of the future showroom to average 1,600 square feet versus the 1,000 to 1,200 square feet previously targeted, yet with a more efficient warehouse and inventory plan to allow the targeted total location to remain at 6,000 to 7,000 square feet. The assortment of flooring options presented will expand, grouped by product category, displayed within color palate and in a good-better-best format. The assortment of accessories displayed will expand dramatically. In 2013, we expect our 25 to 35 new store locations to be store of the future format, though the majority of the new locations will open after May 1st. We expect capital expenditures of approximately $200,000 for each new store location, and merchandise inventory levels carried in the store to increase approximately 10%. In addition to the new stores, we expect to remodel 20 to 25 existing stores, either in their current location or relocated within the primary trade area.

Expansion of our store base continues to be an important driver of our growth, and we now believe the U.S. market will support at least 600 store locations. In determining this location count, we coordinated efforts with certain third-party experts in considering available market share, demographic drivers and certain store level, or “four-wall,” economics. We expect the success of our multi-year strategic initiatives to continue to benefit key four-wall financial metrics, including operating income and return on invested capital. In addition, we believe our market, and therefore, our available share, will expand over the next three to five years. We expect four-wall financial metrics similar to our historical store model, adjusted for market size.

In February of 2012, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, and in November of 2012, authorized the repurchase of up to an additional $50.0 million. This stock repurchase program marks an important step in returning value to our shareholders, and expresses confidence in our proven store model. Through December 31, 2012, we had repurchased approximately 1.6 million shares of our common stock through open market purchases, using approximately $49.1 million in cash.

Results of Operations

Net Sales

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Net sales	$813,327	$681,587	$620,281
Percentage increase	19.3%	9.9%	13.9%

Number of stores open at end of period	288	263	223
Number of stores opened in period	25	40	37

	Percentage increase (decrease)
Average sale[1]	2.5%	2.8%	(2.4%)
Average retail price per unit sold[2]	0.2%	6.8%	(3.7%)

Comparable Stores[3]:
Net sales	11.4%	(2.0%)	2.1%
Customers invoiced[4]	8.6%	(4.7%)	4.5%
Net sales of stores operating for 13 to 36 months	23.3%	12.0%	12.1%
Net sales of stores operating for more than 36 months	9.1%	(5.5%)	(1.1%)
Net sales in markets with all stores comparable (no cannibalization)	13.3%	2.2%	5.5%
Net sales in cannibalized markets[5]	33.3%	18.6%	15.8%

[1]

Average sale, calculated on a total company basis, is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders)

[2]	Average retail price per unit sold is calculated on a total company basis and excludes certain service revenue, which consists primarily of freight charges for in-home delivery
[3]	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening
[4]	Approximated by applying our average sale to total net sales at comparable stores
[5]	A cannibalized market has at least one comparable store and one non-comparable store

Net sales for 2012 increased $131.7 million, or 19.3%, over 2011 as net sales in comparable stores increased $77.2 million and net sales in non-comparable stores increased $54.5 million. Net sales for 2011 increased $61.3 million, or 9.9%, over 2010 due to an increase of $73.8 million in non-comparable store net sales which was offset by a $12.5 million decrease in comparable store net sales.

Net sales in comparable stores increased 11.4% comparing 2012 to 2011 driven by an 8.6% increase in the number of customers invoiced and a 2.5% increase in the average sale. Comparing 2011 to 2010, the 2.0% decrease in net sales at comparable stores resulted from a 4.7% decrease in the number of customers invoiced, offset by a 2.8% increase in the average sale.

The average sale over the past two years has benefited from an increase in the average retail price per unit sold. In comparing 2012 to 2011, the average sale also benefited from an increase in the volume of units sold, reversing a decrease in comparing 2011 to 2010. Key drivers of retail price and volume include:

•

The sales mix of moldings and accessories, which increased to 16.3% of total net sales in 2012 from 14.6% in 2011 and 13.7% in 2010. Moldings and accessories generally increase both the volume of units sold and the average retail price per unit sold.

•

Changes in the sales mix of flooring products and the total square footage of the project. In both 2012 and 2011, customer preference for premium products increased, particularly within certain product categories including laminates, engineered hardwood, bamboo, cork and resilient.

The number of customers invoiced in comparable stores has benefited from:

•	Greater recognition of our value proposition due to our efforts to expand our advertising reach and frequency, which we began in the fourth quarter of 2011.

•

Fewer non-comparable stores operating in existing markets. At December 31, 2012, we were operating 18 non-comparable stores in markets which included at least one comparable store, down from 24 stores at December 31, 2011 and 23 stores at December 31, 2010.

•

A greater number of stores in operation for 13 to 36 months, or the first two years as a comparable store, when increases in net sales are generally higher than average due primarily to greater brand awareness in the market.

In 2011, particularly in the first half of the year, we believe the number of customers invoiced decreased in comparison to 2010 due to our reduced productivity in serving customer demand and greater consumer caution with regard to large-ticket, discretionary purchases.

New store locations continue to positively impact our net sales growth. We opened 25 new locations in 2012, with approximately two-thirds of these locations in existing markets. In 2011, we opened 40 new locations in an equal split of new and existing markets. Due to the opening schedule of new store locations over the previous 24 months, the average non-comparable store operating in 2011 was more mature, as measured in months of operation, than the average non-comparable store operating in 2012, which approximated our historical average. In Canada, we had nine stores operating at December 31, 2012, up from seven at December 31, 2011.

Gross Profit and Gross Margin

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Net Sales	$813,327	$681,587	$620,281
Cost of Sales	504,542	440,912	404,451

Gross Profit	$308,785	$240,675	$215,830
Gross Margin	38.0%	35.3%	34.8%

We believe that the significant drivers of gross margin expansion and their estimated impact compared to the prior year are as follows:

		Year Ended December 31,
Driver	Description	2012	2011[1]	2010[1]
		expansion (contraction) in basis points
Cost of Product	Cost of acquiring the products we sell from our suppliers, including the impact of our sourcing initiatives; Changes in the mix of products sold; Changes in the average retail price per unit sold.	200	140	20

Transportation	International and domestic transportation costs, including the impact of international container rates; Customs and duty charges; Fuel and fuel surcharges; Impact of mill shipments received directly by our stores; Transportation charges from our distribution centers to our stores; Transportation charges between stores and the cost of delivery to our customers.	40	(60)	(110)

All Other	Investments in our quality control procedures; Warranty costs; Changes in finishing costs to produce a unit of our proprietary brands; Inventory shrink; Net costs of producing samples.	30	(30)	—

Total Change in Gross Margin from the prior year		270	50	(90)

[1]	Certain amounts have been reclassified to conform to the current year presentation.

Cost of Product: In both 2012 and 2011, gross margin benefited from our sourcing initiatives and shifts in our sales mix. Our sourcing initiatives, originally launched in the first quarter of 2011, include vendor allowances, line reviews and increases in the percentage of product we source direct from the mill. Shifts in our sales mix benefiting gross margin in both 2012 and 2011 included increases in moldings and accessories, and increases in certain premium products, particularly in merchandise categories with a lower than average retail price point.

In September 2011, we entered into an agreement to acquire certain assets of Sequoia Floorings Inc. (“Sequoia”) relating to Sequoia’s quality control and assurance, product development, claims management and logistics operations in China. We believe our cost of product was reduced, primarily in 2012, due to both the net cost reduction of owning those services and the benefits of working directly with the mills.

Transportation: Gross margin benefited from initiatives launched in 2012 to enhance the efficiency of supply chain operations, including line reviews of significant contracts, strengthening the reliability of distribution from warehouse to store, and enhanced control over transfer and delivery costs. These benefits, which we expect to grow in 2013, were partially offset by generally higher inbound transportation costs capitalized into our unit cost and an increase in the average cost per domestic mile. In addition, 19.7% of our unit purchases in 2012 were received directly at our stores from either a mill or our Chinese consolidation center, compared to 23.0% in 2011 and 19.1% in 2010. Net transportation costs are generally lower when product is received directly by our stores.

All Other Costs: In 2011, we increased our investment in quality control, particularly in South America, and in 2012 levered and reduced the net cost of those services. Procedural discipline and enhanced coordination throughout the supply chain resulted in a reduction of unrecorded inventory shrink. Partially offsetting these benefits, greater turn within our assortment and generally higher carrying levels of inventory resulted in an increase in the reserve for obsolescence and shrink.

Operating Income and Operating Margin

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Gross Profit	$308,785	$240,675	$215,830
SG&A Expenses	230,439	198,237	173,667

Operating Income	$78,346	$42,438	$42,163
Operating Margin	9.6%	6.2%	6.8%

The following table sets forth components of our SG&A expenses for the periods indicated, as a percentage of net sales.

	Year Ended December 31,
	2012	2011	2010
Total SG&A Expenses	28.3%	29.1%	28.0%
Salaries, Commissions and Benefits	12.1%	11.8%	11.2%
Advertising	7.2%	7.7%	8.0%
Occupancy	3.8%	4.0%	3.6%
Depreciation and Amortization	1.2%	1.2%	0.9%
Stock-based Compensation	0.5%	0.6%	0.5%
Other SG&A Expenses	3.5%	3.8%	3.8%

Operating income for 2012 increased $35.9 million over 2011 as the $68.1 million increase in gross profit was partially offset by a $32.2 million increase in SG&A expenses. Operating income for 2011 increased $0.3 million over 2010 as the $24.9 million increase in gross profit was almost fully offset by a $24.6 million increase in SG&A expenses. The increase in SG&A expenses included the following:

•

Salaries, commissions and benefits increased in 2012 primarily due to significantly higher accruals for our management bonus plan, an increase in certain benefit costs and higher commission rates earned by our store management. Salaries, commissions and benefits increased in 2011 primarily due to the growth in our store base and higher total benefit costs.

•

Advertising expenses decreased as a percentage of net sales in both 2012 and 2011 as we continued to both leverage our national advertising campaigns over a larger store base and reallocate our advertising to more effective media channels. Partially offsetting this benefit was increased spending to broaden our reach and frequency, beginning primarily in the fourth quarter of 2011.

•

Occupancy costs decreased as a percentage of net sales in 2012 primarily due to higher net sales, partially offset by store base expansion. In 2011, occupancy costs included expansion of both our store base and distribution network, including Canada.

•

Other SG&A expenses decreased as a percentage of net sales in 2012 primarily due to higher net sales and increased reimbursements from our primary installation partner, partially offset by higher bankcard discount rates related to certain extended-term promotional programs and the accrual of approximately $0.5 million related to a legal matter. In 2011, the benefit of higher net sales was matched by the combined increase in professional fees, primarily related to our integrated information technology solution, and an increase in bankcard discount fees, also for extended-term promotional programs.

Provision for Income Taxes

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Provision for Income Taxes	$31,422	$16,769	$16,476
Effective Tax Rate	40.0%	39.0%	38.5%

The increase in the 2012 effective tax rate is due to a $1.3 million valuation allowance recorded in the fourth quarter. Our Canadian operations, which included the first stores opening in March 2011, had produced a cumulative net loss through 2012. Management determined that the positive evidence supporting future realization of the deferred tax asset was outweighed by the more objectively verifiable negative evidence, and a full valuation allowance was recorded. During 2012, Canadian operations were profitable on an aggregate store four-wall basis, but that profitability was more than offset by the cost of management, infrastructure and administrative support. In 2013, continued maturity of the Canadian store base, and changes in both management and infrastructure, are expected to result in profitable operations, where net operating loss carryforwards may be utilized to offset taxable income. Absent the valuation allowance, the effective tax rate for 2012 would have approximated 38.5%.

The effective tax rate increase in comparing 2011 to 2010 is primarily due to foreign taxes and certain non-deductible expenses related to the Sequoia acquisition.

Net Income

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Net Income	$47,064	$26,256	$26,266
As a percentage of net sales	5.8%	3.9%	4.2%

Net income for the year ended December 31, 2012 increased 79.2% over the year ended December 31, 2011, and remained flat comparing 2011 to 2010.

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. In addition, we periodically use available funds to repurchase shares of our common stock under our stock repurchase program, with approximately $50.9 million remaining under our authorization of $100.0 million. Our principal sources of liquidity are $64.2 million of cash and cash equivalents at December 31, 2012, our cash flow from operations, and $50.0 million of availability under our revolving credit facility. We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the foreseeable future.

In 2013, we expect capital expenditures to total between $16 million and $19 million. In addition to general capital requirements, we intend to:

•	open between 25 and 35 new store locations;

•	remodel or relocate 20 to 25 existing stores;

•	continue to invest in integrated information technology systems;

•	invest in our supply chain initiatives; and

•	continue to improve the effectiveness of our marketing programs.

Cash and Cash Equivalents

In 2012, cash and cash equivalents increased $2.5 million to $64.2 million. The increase of cash and cash equivalents was primarily due to $47.3 million of net cash provided by operating activities and $17.6 million of proceeds received from stock option exercises which was partially offset by the use of $49.4 million to repurchase common stock and $13.4 million for capital expenditures. In 2011, cash and cash equivalents increased $26.8 million to $61.7 million as $44.1 million of cash provided by operating activities and $4.8 million of proceeds received from stock option exercises were partially offset by the use of $17.0 million for capital expenditures and $4.7 million to acquire certain assets of Sequoia. In 2010, cash and cash equivalents decreased $0.8 million to $34.8 million primarily due to the use of $20.5 million for capital expenditures which was partially offset by $17.0 million in cash provided by operating activities and $3.1 million of proceeds received from stock option exercises.

Merchandise Inventories

Merchandise inventory is our most significant asset, and is considered either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation on December 31 were as follows:

	2012	2011	2010
	(in thousands)
Inventory—Available for Sale	$168,409	$135,850	$136,179
Inventory—Inbound In-Transit	38,295	28,289	18,952

Total Merchandise Inventories	$206,704	$164,139	$155,131

Available Inventory Per Store	$585	$517	$611

Available inventory per store at December 31, 2012 was within our targeted range of $580,000 to $600,000, significantly higher than at December 31, 2011, which had been impacted by our sourcing initiatives and certain related fourth quarter steps to optimize inventory levels. During 2013, we expect seasonal builds in available inventory per store to increase our range to a high of $660,000, however, we expect to end the year between $580,000 and $600,000.

Inbound in-transit inventory generally varies due to the timing of certain international shipments, but may also be influenced by seasonal factors, including international holidays, rainy seasons and specific merchandise category planning. We planned for an earlier spring build in 2013 of certain products primarily supplied by Asian mills, thereby increasing the inbound in-transit inventory at December 31, 2012.

Cash Flows

Operating Activities. Net cash provided by operating activities was $47.3 million for 2012, $44.1 million for 2011 and $17.0 million for 2010. The $3.2 million increase in net cash comparing 2012 to 2011 is primarily due to more profitable operations which were partially offset by a larger build in merchandise inventories net of the change in accounts payable. The $27.1 million increase in net cash comparing 2011 to 2010 is due primarily to a reduction in merchandise inventories net of the change in accounts payable, customer deposits and store credits and certain other working capital items.

Investing Activities. Net cash used in investing activities was $13.4 million for 2012, $21.7 million for 2011 and $20.5 million for 2010. Net cash used in investing activities in each year included capital purchases of store fixtures, equipment and leasehold improvements for stores opened, relocated or remodeled, investment in certain equipment including our finishing line and forklifts, capital purchases related to our integrated information technology solution, routine capital purchases of computer hardware and software, and certain leasehold improvements in our Corporate Headquarters. In 2011, net cash used in investing activities included $4.7 million of cash paid for the Sequoia acquisition.

Financing Activities. Net cash used by financing activities was $31.9 million in 2012 primarily due to the use of $49.4 million to repurchase common stock, which was partially offset by proceeds received from stock option exercises. Net cash provided by financing activities was $4.5 million and $2.7 million in 2011 and 2010, respectively, primarily due to proceeds received from stock option exercises.

Revolving Credit Agreement

A revolving credit agreement (the “Revolver”) providing for borrowings up to $50.0 million is available to us through expiration on February 21, 2017. During 2012, 2011 and 2010, we did not borrow against the Revolver and at December 31, 2012 and 2011, there were no outstanding commitments under letters of credit. The Revolver is primarily available to fund inventory purchases, including the support of up to $10.0 million for letters of credit, and for general operations. The Revolver is secured by our inventory, has no mandated payment provisions and we pay a fee of 0.1% per annum, subject to adjustment based on certain financial performance criteria, on any unused portion of the Revolver. Amounts outstanding under the Revolver would be subject to an interest rate of LIBOR plus 1.125%, subject to adjustment based on certain financial performance criteria. The Revolver has certain defined covenants and restrictions, including the maintenance of certain defined financial ratios. We were in compliance with these financial covenants at December 31, 2012.

Related Party Transactions

See the discussion of related party transactions in Note 6 and Note 11 to the consolidated financial statements included in Item 8 of this report and within Certain Relationships and Related Transactions, and Director Independence in Item 13 of this report.

Contractual Commitments and Contingencies

Our significant contractual obligations and commitments as of December 31, 2012 are summarized in the following table:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years
	(in thousands)
Contractual obligations
Operating lease obligations(1)	$77,216	$19,130	$30,979	$18,636	$8,471

Total contractual obligations	$77,216	$19,130	$30,979	$18,636	$8,471

(1)	Included in this table is the base period or current renewal period for our operating leases. The operating leases generally contain varying renewal provisions.

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

Recognition of Net Sales

We recognize net sales for products purchased at the time the customer takes possession of the merchandise. We recognize service revenue, which consists primarily of freight charges for in-home delivery, when the service has been rendered. We report revenue net of sales and use taxes collected from customers and remitted to governmental taxing authorities. Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical sales trends and experience. We believe that our estimate for sales returns is an accurate reflection of future returns. Any reasonably likely changes that may occur in the assumptions underlying our allowance estimates would not be expected to have a material impact on our financial condition or operating performance. Actual sales returns did not vary materially from estimated amounts for 2012, 2011 or 2010.

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

Merchandise Inventories

We value our merchandise inventories at the lower of merchandise cost or market value. We determine merchandise cost using the average cost method. All of the hardwood flooring we purchase from suppliers is either prefinished or unfinished, and in immediate saleable form. To the extent that we finish and box unfinished products, we include those costs in the average unit cost of related merchandise inventory. In determining market value, we make judgments and estimates as to the market value of our products, based on factors such as historical results and current sales trends. Any reasonably likely changes that may occur in those assumptions in the future may require us to record charges for losses or obsolescence against these assets, but would not be expected to have a material impact on our financial condition or operating performance. Actual losses and obsolescence charges did not vary materially from estimated amounts for 2012, 2011 or 2010.

Stock-Based Compensation

We currently maintain a single equity incentive plan under which we may grant non-qualified stock options, restricted shares, stock appreciation rights and other equity awards to employees and non-employee directors. We recognize expense for our stock-based compensation based on the fair value of the awards that are granted. Measured compensation cost is recognized ratably over the service period of the related stock-based compensation award.

The fair value of stock options was estimated at the date of grant using the Black-Scholes-Merton valuation model. In order to determine the related stock-based compensation expense, we used the following assumptions for stock options granted during 2012:

•	Expected life of 6.5 years to 7.5 years;

•	Expected stock price volatility of 45%;

•	Risk-free interest rates from 1.0% to 1.6%; and

•	Dividends are not expected to be paid in any year.

The expected stock price volatility range is based on a combination of historical volatility of our stock price and the historical volatilities of companies included in a peer group that was selected by management whose shares or options are publicly available. The volatilities are estimated for a period of time equal to the expected term of the related option. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is determined by considering the contractual terms, vesting schedule and expectations of future employee behavior. Had we arrived at different assumptions of stock price volatility or expected terms of our options, our stock-based compensation expense and result of operations could have been different.

New Accounting Pronouncements

In September 2011, the FASB issued guidance that revises the requirements around how entities test goodwill for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. We adopted this guidance for our fiscal 2012 annual goodwill impairment test.

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

We currently do not engage in any exchange rate hedging activity and currently have no intention to do so in the foreseeable future. However, in the future, in an effort to mitigate losses associated with these risks, we may at times engage in transactions involving various derivative instruments to hedge revenues, inventory purchases, assets and liabilities denominated in foreign currencies.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lumber Liquidators Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Lumber Liquidators Holdings, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lumber Liquidators Holdings, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lumber Liquidators Holdings, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

February 20, 2013

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on

Internal Control over Financial Reporting

The Board of Directors and Stockholders of Lumber Liquidators Holdings, Inc.

We have audited Lumber Liquidators Holdings, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lumber Liquidators Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lumber Liquidators Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lumber Liquidators Holdings, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income, other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

February 20, 2013

Lumber Liquidators Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2012	2011
Assets
Current Assets:
Cash and Cash Equivalents	$64,167	$61,675
Merchandise Inventories	206,704	164,139
Prepaid Expenses	5,168	4,292
Other Current Assets	12,106	7,863

Total Current Assets	288,145	237,969
Property and Equipment, net	47,764	44,147
Goodwill	9,693	9,693
Other Assets	1,785	3,045

Total Assets	$347,387	$294,854

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$55,110	$38,161
Customer Deposits and Store Credits	25,747	18,120
Accrued Compensation	7,969	2,509
Sales and Income Tax Liabilities	4,314	5,092
Other Current Liabilities	7,887	6,839

Total Current Liabilities	101,027	70,721
Deferred Rent	3,653	3,328
Deferred Tax Liability	8,166	5,721

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 27,214,144 and 27,894,543 outstanding, respectively)	29	28
Treasury Stock, at cost (1,719,706 and 58,730 shares, respectively)	(50,552)	(1,116)
Additional Capital	131,724	110,163
Retained Earnings	153,267	106,203
Accumulated Other Comprehensive Income (Loss)	73	(194)

Total Stockholders’ Equity	234,541	215,084

Total Liabilities and Stockholders’ Equity	$347,387	$294,854

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Income

(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net Sales	$813,327	$681,587	$620,281
Cost of Sales	504,542	440,912	404,451

Gross Profit	308,785	240,675	215,830

Selling, General and Administrative Expenses	230,439	198,237	173,667

Operating Income	78,346	42,438	42,163

Other (Income) Expense	(140)	(587)	(579)

Income Before Income Taxes	78,486	43,025	42,742

Provision for Income Taxes	31,422	16,769	16,476

Net Income	$47,064	$26,256	$26,266

Net Income per Common Share—Basic	$1.71	$0.95	$0.96

Net Income per Common Share—Diluted	$1.68	$0.93	$0.93

Weighted Average Common Shares Outstanding:
Basic	27,448,333	27,706,629	27,384,095
Diluted	28,031,453	28,379,693	28,246,453

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Other Comprehensive Income

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net Income	$47,064	$26,256	$26,266
Foreign Currency Translation Adjustments	267	(194)	—

Comprehensive Income	$47,331	$26,062	$26,266

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Value	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2009	27,234,222	$27	29,842	$(478)	$95,204	$53,681	$—	$148,434
Stock-Based Compensation Expense	—	—	—	—	3,091	—	—	3,091
Exercise of Stock Options	206,821	—	—	—	1,796	—	—	1,796
Excess Tax Benefits on Stock Option Exercises	—	—	—	—	1,307	—	—	1,307
Release of Restricted Stock	48,084	—	—	—	—	—	—	—
Common Stock Repurchased	(16,447)	—	16,447	(389)	—	—	—	(389)
Net Income	—	—	—	—	—	26,266	—	26,266

Balance, December 31, 2010	27,472,680	$27	46,289	$(867)	$101,398	$79,947	$—	$180,505
Stock-Based Compensation Expense	—	—	—	—	4,005	—	—	4,005
Exercise of Stock Options	377,775	1	—	—	3,070	—	—	3,071
Excess Tax Benefits on Stock Option Exercises	—	—	—	—	1,690	—	—	1,690
Release of Restricted Stock	56,529	—	—	—	—	—	—	—
Common Stock Repurchased	(12,441)	—	12,441	(249)	—	—	—	(249)
Translation Adjustment	—	—	—	—	—	—	(194)	(194)
Net Income	—	—	—	—	—	26,256	—	26,256

Balance, December 31, 2011	27,894,543	$28	58,730	$(1,116)	$110,163	$106,203	$(194)	$215,084
Stock-Based Compensation Expense	—	—	—	—	3,977	—	—	3,977
Exercise of Stock Options	937,048	1	—	—	10,453	—	—	10,454
Excess Tax Benefits on Stock Option Exercises	—	—	—	—	7,131	—	—	7,131
Release of Restricted Stock	43,529	—	—	—	—	—	—	—
Common Stock Repurchased	(1,660,976)	—	1,660,976	(49,436)	—	—	—	(49,436)
Translation Adjustment	—	—	—	—	—	—	267	267
Net Income	—	—	—	—	—	47,064	—	47,064

Balance, December 31, 2012	27,214,144	$29	1,719,706	$(50,552)	$131,724	$153,267	$73	$234,541

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net Income	$47,064	$26,256	$26,266
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	9,957	8,328	5,773
Deferred Income Taxes	160	2,402	4,300
Stock-Based Compensation Expense	3,997	4,005	3,091
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(42,712)	(9,197)	(21,789)
Accounts Payable	16,756	4,467	1,136
Customer Deposits and Store Credits	7,626	6,104	2,234
Prepaid Expenses and Other Current Assets	(2,835)	(1,943)	(3,548)
Other Assets and Liabilities	7,256	3,679	(487)

Net Cash Provided by Operating Activities	47,269	44,101	16,976

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(13,376)	(16,988)	(20,535)
Cash Paid for Acquisition	—	(4,725)	—

Net Cash Used in Investing Activities	(13,376)	(21,713)	(20,535)

Cash Flows from Financing Activities:
Payments for Stock Repurchases	(49,436)	(249)	(389)
Proceeds from the Exercise of Stock Options	10,454	3,070	1,796
Excess Tax Benefits on Stock Option Exercises	7,131	1,690	1,307

Net Cash (Used in) Provided by Financing Activities	(31,851)	4,511	2,714

Effect of Exchange Rates on Cash and Cash Equivalents	450	(54)	—
Net Increase (Decrease) in Cash and Cash Equivalents	2,492	26,845	(845)
Cash and Cash Equivalents, Beginning of Year	61,675	34,830	35,675

Cash and Cash Equivalents, End of Year	$64,167	$61,675	$34,830

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Lumber Liquidators Holdings, Inc. (the “Company”) is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay, adhesives and flooring tools. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 279 store locations in primary or secondary metropolitan areas in 46 states and nine store locations in Canada at December 31, 2012. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both the call center in Toano, Virginia, and the website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing line in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.”

Organization and Basis of Financial Statement Presentation

The consolidated financial statements of the Company, a Delaware corporation, include the accounts of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The balance sheets and statements of stockholders’ equity reflect the segregation of treasury stock from additional capital.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company had cash equivalents of $7,664 and $27,599 at December 31, 2012 and 2011, respectively. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents, of which there was $170 and $16,064 at December 31, 2012 and 2011, respectively. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settle, within 24-48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $7,494 and $11,535 at December 31, 2012 and 2011, respectively.

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

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or market value. Merchandise cost is determined using the average cost method. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form. The Company adds the finish to, and boxes, various species of unfinished product, to produce certain proprietary products, primarily Bellawood, at its finishing facility. These finishing and boxing costs are included in the average unit cost of related merchandise inventory. The Company maintains an inventory reserve for loss or obsolescence, based on historical results and current sales trends. This reserve was $1,035 and $500 at December 31, 2012 and 2011, respectively.

Impairment of Long-Lived Assets

The Company evaluates potential impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment exists and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, an impairment loss is recorded based on the difference between the carrying value and fair value of the assets. No impairment charges were recognized in 2012, 2011 or 2010.

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

Self Insurance

The Company is self-insured for certain employee health benefit claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical trends, actuarial assumptions and economic conditions. This liability could be affected if future occurrences and claims differ from these assumptions and historical trends. As of December 31, 2012 and 2011, an accrual of $679 and $593 related to estimated claims was included in other current liabilities, respectively.

Recognition of Net Sales

The Company recognizes net sales for products purchased at the time the customer takes possession of the merchandise. Service revenue, primarily freight charges for in-home delivery, is included in net sales and recognized when the service has been rendered. The Company reports sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, and net of an allowance for anticipated sales returns based on historical and current sales trends and experience. The sales returns allowance and related changes were not significant for 2012, 2011 or 2010.

The Company generally requires customers to pay a deposit, equal to approximately half of the retail sales value, when purchasing merchandise inventories not regularly carried in a given store location, or not currently in stock. These deposits are included in customer deposits and store credits until the customer takes possession of the merchandise.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

Cost of Sales

Cost of sales includes the cost of the product sold, the transportation costs from vendor to the Company’s distribution center or store location, any applicable finishing costs related to production of the Company’s proprietary brands, the transportation costs from the distribution center to the store locations, transportation costs for the delivery of products from the store locations to customers, any inventory adjustments, including shrinkage, and the costs to produce samples, reduced by vendor allowances.

The Company offers a range of prefinished products with warranties on the durability of the finish ranging from 10 to 100 years. Warranty reserves are based primarily on claims experience, sales history and other considerations, and warranty costs are recorded in cost of sales. This reserve was $440 and $454 at December 31, 2012 and 2011, respectively.

Vendor allowances primarily consist of volume rebates that are earned as a result of attaining certain purchase levels and reimbursement for the cost of producing samples. Vendor allowances are accrued as earned, with those allowances received as a result of attaining certain purchase levels accrued over the incentive period based on estimates of purchases. Volume rebates earned are initially recorded as a reduction in merchandise inventories and a subsequent reduction in cost of sales when the related product is sold. Reimbursement received for the cost of producing samples is recorded as an offset against cost of sales.

Advertising Costs

Advertising costs charged to selling, general and administrative (“SG&A”) expenses, net of vendor allowances, were $58,548, $52,345 and $49,797 in 2012, 2011 and 2010, respectively. The Company uses various types of media to brand its name and advertise its products. Media production costs are generally expensed as incurred, except for direct mail, which is expensed when the finished piece enters the postal system. Media placement costs are generally expensed in the month the advertising occurs, except for contracted endorsements and sports agreements, which are generally expensed ratably over the contract period. Amounts paid in advance are included in prepaid expenses and totaled $1,649 and $818 at December 31, 2012 and 2011, respectively.

Store Opening Costs

Costs to open new store locations are charged to SG&A expenses as incurred, net of any vendor support.

Other Vendor Consideration

Consideration from non-merchandise vendors, including royalties and rebates, are generally recorded as an offset to SG&A expenses when earned.

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

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

Operating Leases

The Company has operating leases for its stores, Corporate Headquarters, supplemental office and distribution facilities and certain equipment. The lease agreements for certain stores and distribution facilities contain rent escalation clauses, rent holidays and tenant improvement allowances. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses in SG&A expenses on a straight-line basis over the terms of the leases. The difference between the rental expense and rent paid is recorded as deferred rent in the consolidated balance sheets. For tenant improvement allowances, the Company records deferred rent in the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rental expense.

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

Income Taxes

Income taxes are accounted for in accordance with FASB ASC 740 (“ASC 740”). Income taxes are provided for under the asset and liability method and consider differences between the tax and financial accounting bases. The tax effects of these differences are reflected on the balance sheet as deferred income taxes and measured using the effective tax rate expected to be in effect when the differences reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including the nature, frequency and severity of current and cumulative losses, expected level of future taxable income, the duration of statutory carryforward periods and tax planning alternatives. In future periods, any valuation allowance will be re-evaluated in accordance with ASC 740, and a change, if required, will be recorded through income tax expense in the period such determination is made.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the relevant taxing authorities, based on the technical merits of its position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The amount of unrecognized tax benefits was not significant for 2012, 2011 or 2010. The Company classifies interest and penalties related to income tax matters as a component of income tax expense.

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

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

Recent Accounting Pronouncements

In September 2011, the FASB issued guidance that revises the requirements around how entities test goodwill for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The Company adopted this guidance for its fiscal 2012 annual goodwill impairment test.

NOTE 2.       NOTES RECEIVABLE

As of December 31, 2012, the Company’s only notes receivable from a merchandise vendor had been fully reserved with a $671 provision charge to SG&A expenses in the second quarter of 2012. As of December 31, 2011, the outstanding balance due to the Company was $696, of which $322 had been included in other current assets.

NOTE 3.       ACQUISITION

On September 28, 2011, the Company entered into an agreement to acquire certain assets of Sequoia Floorings Inc. (“Sequoia”) relating to Sequoia’s quality control and assurance, product development, claims management and logistics operations in China. The acquisition agreement included a purchase price of approximately $8,300, of which approximately $4,700 was paid in cash. SG&A expenses in 2011 included acquisition-related expenses of approximately $600.

The purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $8,643, of which all is deductible for tax purposes.

NOTE 4.       PROPERTY AND EQUIPMENT

Property and equipment consisted of:

	December 31,
	2012	2011
Property and Equipment	$36,847	$31,411
Computer Software and Hardware	33,344	29,680
Leasehold Improvements	16,112	12,672

	86,303	73,763
Less: Accumulated Depreciation and Amortization	38,539	29,616

Property and Equipment, net	$47,764	$44,147

As of December 31, 2012 and 2011, the Company had capitalized $24,398 and $21,483 of computer software costs respectively. Amortization expense related to these assets was $2,388, $2,094 and $896 for 2012, 2011 and 2010, respectively.

NOTE 5.       REVOLVING CREDIT AGREEMENT

A revolving credit agreement (the “Revolver”) providing for borrowings up to $50,000 is available to the Company through expiration on February 21, 2017. During 2012 and 2011, the Company did not borrow against the Revolver and at December 31, 2012 and 2011, there were no outstanding commitments under letters of credit. The Revolver is primarily available to fund inventory purchases, including the support of up to $10,000 for letters of credit, and for general operations. The Revolver is secured by the Company’s inventory, has no mandated payment provisions and a fee of 0.1% per annum, subject to adjustment based on certain financial performance criteria, on any unused portion of the Revolver. Amounts outstanding under the Revolver would be subject to an interest rate of LIBOR plus 1.125%, subject to adjustment based on certain financial performance criteria. The Revolver has certain defined covenants and restrictions, including the maintenance of certain defined financial ratios. The Company was in compliance with these financial covenants at December 31, 2012.

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

As of December 31, 2012, 2011 and 2010, the Company leased 27, 25 and 27 of its locations, representing 9.7%, 9.5% and 12.1% of the total number of store leases in operation, respectively, and the Corporate Headquarters from entities controlled by the Company’s founder (“Controlled Companies”). The Corporate Headquarters has an operating lease with a base term running through December 31, 2019.

Rental expense is as follows:

	Year Ended December 31,
	2012	2011	2010
Rental expense	$18,826	$16,575	$13,784
Rental expense related to Controlled Companies	2,725	2,718	2,635

The future minimum rental payments under non-cancellable operating leases, segregating Controlled Companies leases from all other operating leases, were as follows at December 31, 2012:

	Operating Leases
	Controlled Companies		Store & Other Leases	Total Operating Leases
	Store Leases	Headquarters Lease
2013	$1,566	$1,163	$16,401	$19,130
2014	1,212	1,198	14,243	16,653
2015	953	1,234	12,139	14,326
2016	530	1,271	9,484	11,285
2017	229	1,309	5,813	7,351
Thereafter	364	2,737	5,370	8,471

Total minimum lease payments	$4,854	$8,912	$63,450	$77,216

NOTE 7.       STOCKHOLDERS’ EQUITY

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31,
	2012	2011	2010
Net Income	$47,064	$26,256	$26,266

Weighted Average Common Shares Outstanding—Basic	27,448,333	27,706,629	27,384,095
Effect of Dilutive Securities:
Common Stock Equivalents	583,120	673,064	862,358

Weighted Average Common Shares Outstanding—Diluted	28,031,453	28,379,693	28,246,453

Net Income per Common Share—Basic	$1.71	$0.95	$0.96

Net Income per Common Share—Diluted	$1.68	$0.93	$0.93

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	As of December 31,
	2012	2011	2010
Stock Options	16,969	845,414	287,857
Restricted Stock Awards	4,261	9,414	—

Stock Repurchase Program

On February 22, 2012, the Company’s Board of Directors (“Board”) authorized the repurchase of up to $50,000 of the Company’s common stock, and on November 15, 2012, authorized the repurchase of up to an additional $50,000. The Company’s stock repurchase program allows it to repurchase its common stock from time to time on the open market or in privately negotiated transactions. During the year ended December 31, 2012, the Company repurchased 1,648,777 shares of its common stock on the open market at an average price of $29.74 per share for an aggregate cost of $49,068. The Company has not purchased any stock through privately negotiated transactions. At December 31, 2012, the Company had $50,932 remaining under Board authorization.

NOTE 8.       STOCK-BASED COMPENSATION

Stock-based compensation expense included in SG&A expenses consisted of:

	Year Ended December 31,
	2012	2011	2010
Stock Options, Restricted Stock Awards and Stock Appreciation Rights	$3,997	$4,005	$2,962
Regional Manager Plan	—	—	129

Total	$3,997	$4,005	$3,091

Overview

On May 6, 2011, the Company’s stockholders approved the Lumber Liquidators Holdings, Inc. 2011 Equity Compensation Plan (the “2011 Plan”), which succeeded the Lumber Liquidators Holdings, Inc. 2007 Equity Compensation Plan (the “2007 Plan”). The 2011 Plan is an equity incentive plan for employees, non-employee directors and other service providers from which the Company may grant stock options, restricted stock awards, stock appreciation rights (“SARs”) and other equity awards. The total number of shares of common stock authorized for issuance under the 2011 Plan is 5.3 million. As of December 31, 2012, 1.7 million shares of common stock were available for future grants. Stock options granted under the 2011 Plan expire no later than ten years from the date of grant and the exercise price shall not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted stock awards on a grant by grant basis at the discretion of the Board of Directors. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted stock awards.

The Company also maintains the Lumber Liquidators Holdings, Inc. Outside Directors Deferral Plan (the “Deferral Plan”) under which each of the Company’s non-employee directors has the opportunity to elect annually to defer certain fees until his departure from the Board of Directors. A non-employee director may elect to defer up to 100% of his fees and have such fees invested in deferred stock units. Deferred stock units must be settled in common stock upon the director’s departure from the Board. There were 47,334 and 32,960 deferred stock units outstanding at December 31, 2012 and 2011, respectively.

The Regional Manager Plan

The Company maintained a stock unit plan for regional store management, the 2006 Stock Unit Plan for Regional Managers (the “2006 Regional Plan”). In 2006, certain Regional Managers were granted a total of 85,000 stock units vesting

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

over approximately a five year period. Through December 2010, vesting was complete and the Company’s founder contributed the 85,000 shares of common stock necessary to provide for the exercise of the stock units. No additional grants of stock units are available under the 2006 Regional Plan.

Stock Options

The following table summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2009	2,046,976	$8.61	7.2	$37,237

Granted	289,026	24.35
Exercised	(206,821)	8.68
Forfeited	(59,664)	13.24

Balance, December 31, 2010	2,069,517	$10.67	6.6	$29,635

Granted	557,557	24.64
Exercised	(377,775)	8.14
Forfeited	(54,952)	19.82

Balance, December 31, 2011	2,194,347	$14.42	6.6	$12,746

Granted	182,281	25.73
Exercised	(937,048)	11.16
Forfeited	(128,203)	19.94

Balance, December 31, 2012	1,311,377	$17.79	6.5	$45,954

Exercisable at December 31, 2012	670,420	$11.59	4.8	$27,647

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on December 31. The intrinsic value of the stock options exercised during 2012, 2011 and 2010 was $22,881, $5,583 and $3,742, respectively.

As of December 31, 2012, total unrecognized compensation cost related to unvested options was approximately $4,877, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.6 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of options granted during 2012, 2011 and 2010 was $12.68, $12.57 and $11.44, respectively.

The following are the ranges of assumptions for the periods noted:

	Year Ended December 31,
	2012	2011	2010
Expected dividend rate	0%	0%	0%
Expected stock price volatility	45%	45%	45%
Risk-free interest rate	1.0-1.6%	1.7-3.0%	1.9-3.2%
Expected term of options	6.5-7.5 years	7.5 years	3.5-7.5 years

The expected stock price volatility range is based on a combination of historical volatility of the Company’s stock price and the historical volatilities of companies included in a peer group that was selected by management whose shares or options are publicly available. The volatilities are estimated for a period of time equal to the expected term of the related

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

option. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is determined by considering the contractual terms, vesting schedule and expectations of future employee behavior.

Restricted Stock Awards

The following table summarizes activity related to restricted stock awards:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2009	145,230	$12.19

Granted	67,811	24.69
Released	(48,245)	24.63
Forfeited	(22,715)	14.26

Nonvested, December 31, 2010	142,081	$13.60

Granted	79,236	23.28
Released	(56,529)	21.45
Forfeited	(22,668)	18.61

Nonvested, December 31, 2011	142,120	$15.08

Granted	66,425	27.62
Released	(43,529)	29.41
Forfeited	(12,611)	21.58

Nonvested, December 31, 2012	152,405	$15.19

The fair value of restricted stock awards released during the years ended December 31, 2012, 2011 and 2010 was $1,391, $1,212 and $1,188, respectively. As of December 31, 2012, total unrecognized compensation cost related to unvested restricted stock awards was approximately $856, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.1 years.

Stock Appreciation Rights

The following table summarizes activity related to SARs:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2011	—	$—	—	$—

Granted	9,796	24.71
Forfeited	(165)	24.35

Balance, December 31, 2012	9,631	$24.72	9.2	$271

Exercisable at December 31, 2012	—	$—	—	$—

The fair value method, estimated by management using the Black-Scholes-Merton option pricing model, is used to recognize compensation cost associated with SARs.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

NOTE 9. INCOME TAXES

The components of income before income taxes were as follows:

	Year Ended December 31,
	2012	2011	2010
United States	$80,565	$45,259	$43,306
Foreign	(2,079)	(2,234)	(564)

Total Income before Income Taxes	$78,486	$43,025	$42,742

The provision for income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current
Federal	$26,949	$12,291	$10,231
State	4,195	2,063	1,945
Foreign	118	13	—

Total Current	31,262	14,367	12,176
Deferred
Federal	(387)	2,483	3,926
State	(164)	498	522
Foreign	711	(579)	(148)

Total Deferred	160	2,402	4,300

Total Provision for Income Taxes	$31,422	$16,769	$16,476

The reconciliation of significant differences between income tax expense applying the federal statutory rate and the actual income tax expense at the effective rate are as follows:

	Year Ended December 31,
	2012		2011		2010
Income Tax Expense at Federal Statutory Rate	$27,470	35.0%	$15,059	35.0%	$14,960	35.0%
Increases (Decreases):
State Income Taxes, Net of Federal Income Tax Benefit	2,542	3.2%	1,632	3.8%	1,478	3.5%
Valuation Allowance	1,267	1.6%	—	0.0%	—	0.0%
Foreign Taxes	283	0.4%	208	0.5%	49	0.1%
Other	(140)	(0.2%)	(130)	(0.3%)	(11)	(0.1%)

Total	$31,422	40.0%	$16,769	39.0%	$16,476	38.5%

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

The tax effects of temporary differences that result in significant portions of the deferred tax accounts are as follows:

	December 31,
	2012	2011
Deferred Tax Liabilities:
Prepaid Expenses	$402	$372
Depreciation and Amortization	12,729	11,629
Other	655	—

Total Gross Deferred Tax Liabilities	13,786	12,001

Deferred Tax Assets:
Stock-Based Compensation Expense	3,211	3,914
Reserves	2,782	2,243
Employee Benefits	1,685	118
Inventory Capitalization	3,454	2,168
Foreign Operations	1,267	728
Other	—	342

Total Gross Deferred Tax Assets	12,399	9,513

Less Valuation Allowance	(1,267)	—

Total Net Deferred Tax Assets	11,132	9,513

Net Deferred Tax Liability	$(2,654)	$(2,488)

In the fourth quarter of 2012, Canadian operations were in a cumulative loss position and the Company recorded a full valuation allowance of $1,267 on the net deferred tax assets in Canada. In future periods, the allowance could be reduced if sufficient evidence exists indicating that it is more likely than not that a portion or all of these deferred tax assets will be realized.

As of December 31, 2012, the Company had Canadian net operating losses carryforwards of $5,446 which begin to expire in 2030. These net operating losses may be carried forward up to 20 years to offset future taxable income.

The Company made income tax payments of $29,035, $7,067 and $14,282 in 2012, 2011 and 2010, respectively.

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Internal Revenue Service has completed audits of the Company’s federal income tax returns for years through 2009.

NOTE 10. PROFIT SHARING PLAN

The Company maintains a profit-sharing plan, qualified under Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees are eligible to participate following the completion of three months of service and attainment of age 21. The Company matches 50% of employee contributions up to 6% of eligible compensation. The Company’s matching contributions, included in SG&A expenses, totaled $749, $620 and $520 in 2012, 2011 and 2010, respectively.

NOTE 11. RELATED PARTY TRANSACTIONS

The Company is party to an agreement dated June 1, 2010 with Designers’ Surplus, LLC t/a Cabinets to Go (“CTG”). The Company’s founder is the sole member of an entity that owns a significant interest in CTG. Pursuant to the terms of the agreement, the Company provides certain advertising, marketing and other services. The Company charges CTG for its services at rates believed to be at fair market value. The revenue recognized by the Company from this agreement was $55, $83 and $124 in 2012, 2011 and 2010, respectively.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

As described in Note 6, the Company leases a number of its store locations and Corporate Headquarters from Controlled Companies.

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

On May 21, 2012, Harbor Freight Tools USA, Inc. and Central Purchasing, LLC (together, the “Plaintiffs”) filed an action, which was subsequently amended, in the Superior Court for the County of Los Angeles, California against the Company and certain purported Company employees (the “State Court Action”). In the State Court Action, the Plaintiffs contended that they previously employed several individuals now working for the Company, and alleged, among other claims, the improper use and possession by the Company and/or its employees of trade secrets belonging to the Plaintiffs and unfair business practices. The Plaintiffs have sought unspecified monetary damages, punitive damages, injunctive, equitable and other relief.

On December 18, 2012, the Plaintiffs filed suit against the Company in the United States District Court for the Central District of California. In that suit, in addition to the claims raised as in the State Court Action, the Plaintiffs alleged that the Company violated certain of the Plaintiffs’ copyrights. The Plaintiffs have sought, among other things, a preliminary injunction precluding the Company from using the Plaintiffs’ purported confidential information and selling seven specific tool products. The Plaintiffs dismissed the State Court Action as it pertained to the Company but it remains pending as to the individual employees.

The Company strongly disputes the Plaintiffs’ contentions and has been litigating this matter aggressively. Nevertheless, the parties engaged in settlement processes and have reached a tentative understanding on certain matters. The Company, however, cannot make any assurance that this matter will ultimately settle. In the event that a settlement is not consummated, the Company will continue to defend this matter vigorously and believes that the ultimate outcome of the litigation will not have a material adverse effect on its results of operations, financial position or cash flows. Based upon the proceedings to date, the Company has recorded an accrual of approximately $500 in the fourth quarter of 2012 as its best estimate of the probable loss at this time.

On August 30, 2012, Jaroslaw Prusak, a purported customer (“Prusak”), filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of Illinois. Prusak alleges that the Company willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”) amendment to the Fair Credit Reporting Act in connection with printed credit card receipts provided to its customers. Prusak, for himself and the putative class, seeks statutory damages of no less than $100 and no more than $1,000 per violation, punitive damages, attorney’s fees and costs, and other relief. The Company intends to defend this matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, no outcome can be predicted at this time. Based upon the current status of the matter and information available, the Company does not, at this time, expect the outcome of this proceeding to have a material adverse effect on its results of operations, financial position or cash flows.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except share data and per share amounts)

NOTE 13. CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following tables present the Company’s unaudited quarterly results for 2012 and 2011.

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(dollars in thousands, except per share amounts)
Net Sales	$188,034	$210,347	$204,291	$210,655
Gross Profit	70,137	78,480	77,886	82,282
Selling, General and Administrative Expenses	56,819	58,685	57,135	57,800
Operating Income	13,318	19,795	20,751	24,482
Net Income	$8,197	$12,177	$12,882	$13,808 (1)

Net Income per Common Share – Basic	$0.29	$0.44	$0.47	$0.51
Net Income per Common Share – Diluted	$0.29	$0.43	$0.46	$0.50
Number of Stores Opened in Quarter	4	10	7	4
Comparable Store Net Sales Increase	7.5%	12.4%	12.0%	13.2%
Effective Tax Rate	38.6%	38.6%	38.0%	43.7%

(1)	Net income included $1,267 of income tax expense related to the recording of a full valuation allowance on the net deferred tax assets in Canada in the quarter ended December 31, 2012.

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(dollars in thousands, except per share amounts)
Net Sales	$159,680	$175,460	$171,993	$174,454
Gross Profit	57,793	59,724	61,248	61,910
Selling, General and Administrative Expenses	48,453	51,051	50,327	48,405
Operating Income	9,340	8,673	10,921	13,505
Net Income	$5,777	$5,287	$6,735	$8,458

Net Income per Common Share – Basic	$0.21	$0.19	$0.24	$0.30
Net Income per Common Share – Diluted	$0.20	$0.19	$0.24	$0.30
Number of Stores Opened in Quarter	16	11	6	7
Comparable Store Net Sales Increase (Decrease)	(4.3%)	(7.9%)	3.0%	1.9%
Effective Tax Rate	38.7%	39.5%	39.2%	38.7%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2012.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal controls over financial reporting as of December 31, 2012. See “Item 8. Consolidated Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2012.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2012.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2013 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2013.

LUMBER LIQUIDATORS HOLDINGS, INC.

By:	/s/ ROBERT M. LYNCH
Robert M. Lynch President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2013.

Signature	Title

/S/ ROBERT M. LYNCH Robert M. Lynch	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ DANIEL E. TERRELL Daniel E. Terrell	Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/S/ THOMAS D. SULLIVAN Thomas D. Sullivan	Chairman of the Board

/S/ MACON F. BROCK, JR. Macon F. Brock, Jr.	Director

/S/ DOUGLAS T. MOORE Douglas T. Moore	Director

/S/ JOHN M. PRESLEY John M. Presley	Director

/S/ PETER B. ROBINSON Peter B. Robinson	Director

/S/ MARTIN F. ROPER Martin F. Roper	Director

/S/ JIMMIE L. WADE Jimmie L. Wade	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.01	Agreement of Merger and Plan of Reorganization among Lumber Liquidators, Inc., Lumber Liquidators Holdings, Inc., and Lumber Liquidators Merger Sub, Inc., dated December 29, 2009 (filed as Exhibit 2.1 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)

3.01	Certificate of Incorporation of Lumber Liquidators Holdings, Inc. (filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)

3.02	By-Laws of Lumber Liquidators Holdings, Inc. (filed as Exhibit 3.2 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)

4.01	Form of Certificate of Common Stock of Lumber Liquidators Holdings, Inc. (filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)

10.01*	Lumber Liquidators Holdings, Inc. 2011 Equity Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed May 6, 2011 (File No. 333-173981), and incorporated by reference)

10.02*	Lumber Liquidators 2007 Equity Compensation Plan (filed as Exhibit 10.1 to the Company’s Post –effective Amendment No. 1 to its Registration Statement on Form S-8, filed January 4, 2010 (File No. 333-147247), and incorporated by reference)

10.03*	Lumber Liquidators 2006 Equity Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Company’s Post–effective Amendment No. 1 to its Registration Statement on Form S-8, filed January 4, 2010 (File No. 333-147247), and incorporated by reference)

10.04*	Lumber Liquidators 2004 Stock Option and Grant Plan (filed as Exhibit 10.3 to the Company’s Post –effective Amendment No. 1 to its Registration Statement on Form S-8, filed January 4, 2010 (File No. 333-147247), and incorporated by reference)

10.05*	Offer Letter Agreement with Marco Pescara (filed as Exhibit 10.06 to the Company’s Registration Statement on Form S-1, filed April 23, 2007 (File No. 333-142309), and incorporated by reference)

10.06*	Form of Non-Qualified Employee Stock Option Agreement, effective October 18, 2006 (filed as Exhibit 10.07 to the Company’s Registration Statement on Form S-1, filed April 23, 2007 (File No. 333-142309), and incorporated by reference)

10.07	Lease by and between ANO LLC and Lumber Liquidators (relating to Toano facility) (filed as Exhibit 10.08 to the Company’s Amendment No. 1 to its Registration Statement on Form S-1, filed May 30, 2007 (File No. 333-142309), and incorporated by reference)

10.08*	Form of Option Award Agreement, effective November 16, 2007 (filed as Exhibit 10.10 to the Company’s annual report on Form 10-K, filed on March 12, 2008 (File No. 001-33767), and incorporated by reference)

10.09*	Form of Restricted Stock Agreement, effective November 16, 2007 (filed as Exhibit 10.11 to the Company’s annual report on Form 10-K, filed on March 12, 2008 (File No. 001-33767), and incorporated by reference)

10.10*	Form of Option Award Agreement, effective December 31, 2010 (filed as Exhibit 10.13 to the Company’s annual report on Form 10-K, filed on February 23, 2010 (File No. 001-33767), and incorporated by reference)

10.11*	Form of Restricted Stock Agreement, effective December 31, 2010 (filed as Exhibit 10.14 to the Company’s annual report on Form 10-K, filed on February 23, 2010 (File No. 001-33767), and incorporated by reference)

10.12*	Form of Option Award Agreement, effective May 6, 2011 (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed May 6, 2011 (File No. 001-33767), and incorporated by reference)

10.13*	Form of Restricted Stock Agreement, effective May 6, 2011 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed May 6, 2011 (File No. 001-33767), and incorporated by reference)

Exhibit Number	Exhibit Description

10.14*	Employment Agreement with Robert M. Lynch (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed December 21, 2010 (File No. 005-83765), and incorporated by reference)

10.15*	Amendment to Employment Agreement with Robert M. Lynch (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed December 21, 2011 (File No. 005-83765), and incorporated by reference)

10.16	Amended and Restated Revolving Credit Agreement, dated as of February 21, 2012, by and between Lumber Liquidators, Inc. and Bank of America, N.A. and the related Amended and Restated Revolving Credit Note, dated as of February 21, 2012 (filed as Exhibit 10.24 to the Company’s annual report on Form 10-K, filed on March 22, 2012 (File No. 001-33767), and incorporated by reference)

10.17*	Amended and Restated Annual Bonus Plan

10.18*	Form of Option Award Agreement, effective January 24, 2013

10.19*	Form of Restricted Stock Agreement, effective January 24, 2013

10.20*	Form of Stock Appreciation Right Agreement, effective January 24, 2013

21.01	Subsidiaries of Lumber Liquidators Holdings, Inc.

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002

101~	The following financial statements from the Company’s Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Other Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements

~	Furnished herewith.
*	Indicates a management contract or compensation plan, contract or agreement.