Form 10-Q
period 2013-03-31
Lumber Liquidators Holdings, Inc.
filed 2013-04-24
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 22, 2013, there were 27,468,928 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2013

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$72,728	$64,167
Merchandise Inventories	210,087	206,704
Prepaid Expenses	6,785	5,168
Other Current Assets	8,639	12,106

Total Current Assets	298,239	288,145
Property and Equipment, net	47,490	47,764
Goodwill	9,693	9,693
Other Assets	1,782	1,785

Total Assets	357,204	$347,387

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$39,003	$55,110
Customer Deposits and Store Credits	28,613	25,747
Accrued Compensation	6,424	7,969
Sales and Income Tax Liabilities	8,655	4,314
Other Current Liabilities	11,201	7,887

Total Current Liabilities	93,896	101,027

Deferred Rent	3,719	3,653
Deferred Tax Liability	8,178	8,166

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 27,315,147 and 27,214,144 outstanding, respectively)	29	29
Treasury Stock, at cost (1,797,044 and 1,719,706 shares, respectively)	(54,828)	(50,552)
Additional Capital	137,411	131,724
Retained Earnings	169,047	153,267
Accumulated Other Comprehensive (Loss) Income	(248)	73

Total Stockholders’ Equity	251,411	234,541

Total Liabilities and Stockholders’ Equity	357,204	$347,387

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2013	2012

Net Sales	$230,419	$188,034
Cost of Sales	137,422	117,897

Gross Profit	92,997	70,137

Selling, General and Administrative Expenses	67,589	56,819

Operating Income	25,408	13,318

Other (Income) Expense	(210)	(42)

Income Before Income Taxes	25,618	13,360

Provision for Income Taxes	9,837	5,163

Net Income	$15,781	$8,197

Net Income per Common Share—Basic	$0.58	$0.29

Net Income per Common Share—Diluted	$0.57	$0.29

Weighted Average Common Shares Outstanding:
Basic	27,211,506	27,926,544
Diluted	27,783,611	28,509,475

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Other Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net Income	$15,781	$8,197
Foreign Currency Translation Adjustments	(321)	104

Comprehensive Income	$15,460	$8,301

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012

Cash Flows from Operating Activities:
Net Income	$15,781	$8,197
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,716	2,366
Stock-Based Compensation Expense	1,107	1,133
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(3,522)	(27,737)
Accounts Payable	(15,966)	13,295
Customer Deposits and Store Credits	2,874	8,087
Prepaid Expenses and Other Current Assets	1,952	(3,063)
Other Assets and Liabilities	6,122	8,059

Net Cash Provided by Operating Activities	11,064	10,337

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(2,589)	(3,180)

Net Cash Used in Investing Activities	(2,589)	(3,180)

Cash Flows from Financing Activities:
Payments for Stock Repurchases	(4,276)	(9,077)
Proceeds from the Exercise of Stock Options	1,278	1,234
Excess Tax Benefit from Stock-Based Compensation	3,367	337

Net Cash Provided by (Used in) Financing Activities	369	(7,506)
Effect of Exchange Rates on Cash and Cash Equivalents	(283)	110

Net Increase (Decrease) in Cash and Cash Equivalents	8,561	(239)
Cash and Cash Equivalents, Beginning of Period	64,167	61,675

Cash and Cash Equivalents, End of Period	$72,728	$61,436

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

Note 1.	Basis of Presentation

Lumber Liquidators Holdings, Inc. (the “Company”) is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay, adhesives and flooring tools. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 284 store locations in primary or secondary metropolitan areas in 46 states and nine store locations in Canada at March 31, 2013. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both the call center in Toano, Virginia, and the website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing line in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.”

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2012.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and other liabilities approximate fair value because of the short-term nature of these items. Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board ASC 820 fair value hierarchy. The Company had cash equivalents of $170 at both March 31, 2013 and December 31, 2012.

Note 3.	Stock Repurchase Program

In 2012, the Company’s Board of Directors authorized the repurchase of up to $100,000 of the Company’s common stock, and at March 31, 2013, the Company had $47,096 remaining under this authorization. Purchases under this program were as follows:

	Three Months Ended March 31,
	2013	2012
Shares Repurchased	70,600	386,969

Average Price per Share	$54.34	$23.03

Total Aggregate Costs	$3,836	$8,920

Note 4.	Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2013	2012
Net Income	$15,781	$8,197

Weighted Average Common Shares Outstanding—Basic	27,211,506	27,926,544
Effect of Dilutive Securities:
Common Stock Equivalents	572,105	582,931

Weighted Average Common Shares Outstanding—Diluted	27,783,611	28,509,475

Net Income per Common Share—Basic	$0.58	$0.29

Net Income per Common Share—Diluted	$0.57	$0.29

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2013	2012
Stock Options	210,747	961,960
Restricted Stock Awards	—	36,133

Note 5.	Related Party Transactions

As of March 31, 2013, the Company leased 29 of its locations, representing 9.9% of the total number of store leases in operation, and the Corporate Headquarters, which includes a store location, from entities controlled by the Company’s founder and current chairman of the Board (“Controlled Companies”). Rental expense related to Controlled Companies was as follows:

	Three Months Ended March 31,
	2013	2012
Rental expense related to Controlled Companies	$707	$641

Note 6.	Commitments and Contingencies

On May 21, 2012, Harbor Freight Tools USA, Inc. and Central Purchasing, LLC (together, the “Plaintiffs”) filed an action, which was subsequently amended, in the Superior Court for the County of Los Angeles, California against the Company and certain purported Company employees (the “State Court Action”). In the State Court Action, the Plaintiffs contended that they previously employed several individuals now working for the Company, and alleged, among other claims, the improper use and possession by the Company and/or its employees of trade secrets belonging to the Plaintiffs and unfair business practices. The Plaintiffs sought unspecified monetary damages, punitive damages, injunctive, equitable and other relief.

On December 18, 2012, the Plaintiffs filed suit against the Company in the United States District Court for the Central District of California. In that suit, in addition to the claims raised as in the State Court Action, the Plaintiffs alleged that the Company violated certain of the Plaintiffs’ copyrights. The Plaintiffs sought, among other things, a preliminary injunction precluding the Company from using the Plaintiffs’ purported confidential information and selling seven specific tool products. The Plaintiffs dismissed the State Court Action as it pertained to the Company but it remained pending as to the individual employees.

Though the Company strongly disputed the Plaintiffs’ contentions, the parties engaged in settlement processes, reaching a tentative understanding on certain matters in February 2013. As a result, the Company recorded an accrual of approximately $500 in the fourth quarter of 2012.

In April 2013, the parties reached a final agreement to settle these cases. Pursuant to that agreement, these matters will be dismissed with prejudice. No adjustment to the accrual was required.

On August 30, 2012, Jaroslaw Prusak, a purported customer (“Prusak”), filed a putative class action lawsuit, which was subsequently amended, against the Company in the United States District Court for the Northern District of Illinois. Prusak alleges that the Company willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”) amendment to the Fair Credit Reporting Act in connection with printed credit card receipts provided to its customers. Prusak, for himself and the putative class, seeks statutory damages of no less than $100 and no more than $1,000 per violation, punitive damages, attorney’s fees and costs, and other relief. The Company intends to defend this matter vigorously. Given the uncertainty of litigation, the early stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, no outcome can be predicted at this time. Based upon the current status of the matter and information available, the Company does not, at this time, expect the outcome of this proceeding to have a material adverse effect on its results of operations, financial position or cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to matters such as sales growth, comparable store net sales, impact of cannibalization, price changes, earnings performance, stock-based compensation expense, margins, return on invested capital, strategic direction, the demand for our products, and store openings. We have used words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed in this report and in our other reports filed with the SEC including the Item 1A, “Risk Factors,” section of the Form 10-K for the year ended December 31, 2012.

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

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in our annual report filed on Form 10-K for the year ended December 31, 2012.

Overview and Trends

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. At March 31, 2013, we sold our products through 293 Lumber Liquidators stores in 46 states in the U.S. and in Canada, a call center, websites and catalogs.

In 2013, we intend to aggressively pursue share in a wood flooring market we believe is poised for recovery after years of contraction. We expect to grow revenue and expand operating margin as we continue to implement our key strategic initiatives and strengthen our value proposition. We plan to continue to invest a portion of the benefits from these initiatives back into our business to yield long-term growth. These key strategic initiatives, which we began implementing in 2011 and 2012, include:

•	Broadening the reach and frequency of our advertising to increase recognition of our value proposition and ultimately the number of customers served.

•	Expanding gross margin through continued execution of our sourcing initiatives and optimization of our supply chain.

•	Focusing on continuous improvement in our operations, with a foundation of developing the best people to serve our customers or to serve those that do.

The wood flooring market in which we operate is highly fragmented, and dependent on home-related, large-ticket discretionary spending, itself influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. In 2012, a number of these factors generally improved, though they remain at historically lower levels. In 2013, we expect continued overall improvement for the year, though marked by periodic volatility. We believe our customer is likely to remain cautious and price-sensitive.

In 2012, we completed the initial design of an expanded store showroom to enhance the shopping experience for our customers. We refer to this showroom, coupled with an improved store warehouse design, as our “store of the future.” We expect all of our new stores in 2013 to feature the expanded showroom. In addition to the new stores, in 2013, we expect to remodel 20 to 25 existing stores, either in their current location or relocated within the primary trade area. In the first quarter of 2013, we opened five new store locations and remodeled six existing stores, all in the “store of the future” format.

Results of Operations

Net Sales

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Net sales	$230,419	$188,034
Percentage increase	22.5%	17.8%

Number of stores open at end of period	293	267
Number of stores opened in period	5	4

	percentage increase (decrease)
Average sale[1]	7.3%	(0.4%)
Average retail price per unit sold[2]	6.5%	(1.8%)

Comparable Stores[3]:
Net sales	15.2%	7.5%
Customers invoiced[4]	7.3%	8.0%
Net sales of stores operating for 13 to 36 months	18.4%	20.0%
Net sales of stores operating for more than 36 months	14.9%	4.0%

Net sales in markets with all stores comparable (no cannibalization)	17.7%	9.3%
Net sales in cannibalized markets[5]	40.9%	32.6%

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

Net sales for the first quarter of 2013 increased $42.4 million, or 22.5%, over the first quarter of 2012 as net sales in comparable stores increased $28.5 million and net sales in non-comparable stores increased $13.9 million. Net sales increased primarily due to the following factors:

•	Net sales in comparable stores increased 15.2% in comparing the first quarter of 2013 to 2012 driven by a combination of a greater number of customers invoiced and a higher average sale.

®	We believe the number of customers invoiced in comparable stores increased primarily as a result of greater recognition of our value proposition through our efforts to expand our advertising reach and frequency.

®	The average sale in the first quarter of 2013 benefited from an increase in the average retail price per unit sold primarily as a result of changes in the sales mix of flooring products, including continued customer preference for premium products, and increases in the sales mix of moldings and accessories to 17.6% of total net sales in the three months ended March 31, 2013, from 15.0% in the comparable prior year period.

•

We believe net sales at comparable stores were positively impacted by seven store locations serving communities recovering from the effects of Hurricane Sandy, and as a result, experiencing significant increases in net sales. We estimate the incremental contribution from these store locations raised total comparable store net sales by 125 basis points to 150 basis points in the first quarter of 2013.

•

New store locations continue to positively impact our net sales growth. We have opened 30 new locations since January 1, 2012, of which 22 were in existing markets. Increases in net sales are generally greater when a new store is opened in an existing market as compared to a new market primarily due to greater brand awareness in the market.

Gross Profit and Gross Margin

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Net Sales	$230,419	$188,034
Cost of Sales	137,422	117,897

Gross Profit	$92,997	$70,137
Gross Margin	40.4%	37.3%

We believe that the significant drivers of gross margin expansion and their estimated impact compared to the prior year are as follows:

		Three Months Ended March 31,
Driver	Description	2013	2012[1]
		expansion (contraction) in basis points
Product	Cost of acquiring the products we sell from our suppliers, including the impact of our sourcing initiatives; Changes in the mix of products sold; Changes in the average retail price per unit sold.	350	90

Transportation	International and domestic transportation costs, including the impact of international container rates; Customs and duty charges; Fuel and fuel surcharges; Impact of mill shipments received directly by our stores; Transportation charges from our distribution centers to our stores; Transportation charges between stores and the cost of delivery to our customers.	—	40

All Other	Investments in our quality control procedures; Warranty costs; Changes in finishing costs to produce a unit of our proprietary brands; Inventory shrink; Net costs of producing samples.	(40)	(20)

Total Change in Gross Margin from the prior year		310	110

[1]	Certain amounts have been reclassified to conform to current year presentation.

•	Product: Gross margin benefited from shifts in our sales mix, lower net costs from our suppliers and a higher average retail price per unit sold.

®	Shifts in our sales mix included increases in certain premium products and increases in moldings and accessories.

®	Sourcing initiatives lowered net costs from our suppliers.

®	Average retail price per unit sold generally benefited from greater discipline at the point of sale.

•	Transportation: Gross margin was not impacted on a net basis, as the following factors offset:

®	Generally higher international container costs capitalized into the unit cost of our products;

®	An increase in the average cost per domestic mile due to generally higher fuel costs;

®	Higher costs due to an increase in the number of units shipped from our distribution centers to our stores;

®	Initiatives to enhance the efficiency of distribution center to store deliveries; and

®	A significant reduction in the units transferred between stores and a net reduction in delivery rates from third party carriers.

•

All Other Costs: Gross margin was adversely impacted by certain other costs, including higher sample costs due to a significant increase in sample requests, higher quality control costs and a higher inventory reserve for obsolescence due primarily to the introduction of new products and certain supplier transitions following line reviews. These costs were partially offset by lower costs of inventory shrink.

Operating Income and Operating Margin

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Gross Profit	$92,997	$70,137
Selling, General and Administrative (“SG&A”) Expenses	67,589	56,819

Operating Income	$25,408	$13,318
Operating Margin	11.0%	7.1%

The following table sets forth components of our SG&A expenses for the periods indicated, as a percentage of net sales.

	Three Months Ended March 31,
	2013	2012
Total SG&A Expenses	29.3%	30.2%
Salaries, Commissions and Benefits	12.4%	13.1%
Advertising	8.0%	7.6%
Occupancy	3.7%	4.0%
Depreciation and Amortization	1.1%	1.2%
Stock-based Compensation	0.5%	0.6%
Other SG&A Expenses	3.6%	3.7%

Operating income for the first quarter ended March 31, 2013 increased $12.1 million, or 90.8%, over the first quarter of 2012 as operating margin expanded 390 basis points to 11.0%. The increase in operating income was driven by an increase in gross profit of $22.9 million, partially offset by an increase in SG&A expenses of $10.8 million. SG&A expenses were impacted by the following:

•

Salaries, commissions and benefits decreased as a percentage of net sales primarily due to higher net sales, partially offset by greater expenses due to store base growth, higher commission rates earned by our store management, an increase in certain benefit costs and higher accruals related to our management bonus plan.

•

Advertising expenses increased as a percentage of net sales as we continued to broaden our reach and frequency, partially offset by leverage of our national advertising campaigns over a larger store base.

•	Occupancy costs primarily decreased as a percentage of net sales as higher costs due to store base expansion were more than offset by increases in net sales.

•

Stock-based compensation decreased as a percentage of net sales primarily due to higher net sales, the benefit of which was partially offset by a special restricted stock grant to certain employees in March 2013 which will be fully vested in March 2014. In addition, our chief executive officer was awarded stock options and restricted stock in March 2013 that will be fully vested in March 2019.

•	Other SG&A expenses decreased as a percentage of net sales primarily due to higher net sales and lower legal and professional fees.

Provision for Income Taxes

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Provision for Income Taxes	$9,837	$5,163
Effective Tax Rate	38.4%	38.6%

The effective tax rate was 38.4% and 38.6% in the first quarter of 2013 and 2012, respectively.

Net Income

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Net Income	$15,781	$8,197
As a percentage of net sales	6.8%	4.4%

Net income increased $7.6 million, or 92.5%, comparing the first quarter of 2013 to 2012.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. In addition, we periodically use available funds to repurchase shares of our common stock under our stock repurchase program. Our principal sources of liquidity are $72.7 million of cash and cash equivalents at March 31, 2013, our cash flow from operations, and our $50.0 million of availability under our revolving credit facility. We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the foreseeable future.

In 2013, we now expect capital expenditures to total between $17 million and $19 million. In addition to general capital requirements, we have or intend to:

•	open between 25 and 35 new store locations;

•	remodel or relocate 20 to 25 existing stores;

•	continue to invest in integrated information technology systems;

•	invest in our supply chain initiatives; and

•	continue to improve the effectiveness of our marketing programs.

Cash and Cash Equivalents

During the three months ended March 31, 2013, cash and cash equivalents increased $8.6 million to $72.7 million. The increase of cash and cash equivalents was primarily due to $11.1 million of net cash provided by operating activities and $4.6 million of proceeds received from stock option exercises, which were partially offset by the use of $4.3 million to repurchase common stock and $2.6 million for capital expenditures.

During the three months ended March 31, 2012, cash and cash equivalents decreased $0.2 million to $61.4 million. The decrease of cash and cash equivalents was primarily due to the use of $9.1 million to repurchase common stock and $3.2 million for capital expenditures which was partially offset by $10.3 million of net cash provided by operating activities and $1.6 million of proceeds received from stock option exercises.

Merchandise Inventories

Merchandise inventories at March 31, 2013 increased $3.4 million from December 31, 2012, due to an increase in available for sale inventory of $11.8 million which was partially offset by a reduction in inbound in-transit inventory of $8.4 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of March 31, 2013	As of December 31, 2012	As of March 31, 2012
	(in thousands)
Inventory—Available for Sale	$180,199	$168,409	$154,361
Inventory—Inbound In-Transit	29,888	38,295	37,390

Total Merchandise Inventories	$210,087	$206,704	$191,751

Available Inventory Per Store	$615	$585	$578

Available inventory per store at March 31, 2013 was higher than both December 31, 2012 and March 31, 2012 as we continued to build inventory to meet increased spring demand. We now expect available inventory per store at the end of the year between $605,000 and $625,000.

Inbound in-transit inventory was lower at March 31, 2013 than both December 31, 2012 and March 31, 2012 due primarily to the timing of certain international shipments.

Stock Repurchase Program

In 2012, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. This stock repurchase program represents our commitment to return value to our shareholders, and expresses confidence in our proven store model. During the first quarter of 2013, we repurchased 70,600 shares of our common stock through open market purchases, using approximately $3.8 million in cash.

Cash Flows

Operating Activities. Net cash provided by operating activities was $11.1 million and $10.3 million for the three months ended March 31, 2013 and 2012, respectively. Net cash provided by operating activities increased primarily due to more profitable operations, partially offset by the impact of an earlier seasonal build in merchandise inventories, significantly impacting accounts payable.

Investing Activities. Net cash used in investing activities was $2.6 million and $3.2 million for the three months ended March 31, 2013 and 2012, respectively. First quarter 2012 capital expenditures included approximately $0.8 million for improved technology at the point of sale and upgrades to distribution center forklifts that were not required in 2013.

Financing Activities. Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2013 and net cash used in financing activities was $7.5 million for the three months ended March 31, 2012, primarily due to repurchases of common stock. Net cash provided by financing activities in both 2013 and 2012 also included proceeds received from stock option exercises.

Certain External Factors Impacting Our Business

Antidumping and Countervailing Duties Investigation. In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. The DOC then made preliminary determinations regarding CVD and AD rates in March 2011 and May 2011, respectively.

On October 12, 2011, the DOC announced its final determinations regarding the applicable rates in both the CVD and AD investigations. On November 9, 2011, the ITC made its final determination and concluded that imports of multilayered wood flooring from China materially injure, or threaten material injury to, the domestic industry. Thereafter, AD and CVD orders were issued at the final rates determined by the DOC.

A number of appeals have been filed by several parties challenging various aspects of the determinations made by both the ITC and DOC, including certain appeals that may impact the validity of the AD and CVD orders and the applicable rates. In one such appeal, on March 20, 2013, the Court of International Trade issued a remand order instructing the ITC to, among other things, reconsider its injury determination and further evaluate several economic factors used in its determinations. Additionally, the DOC is currently conducting annual reviews of the AD and CVD rates. As part of that review process, which is scheduled to be completed in 2014, such rates may be changed and applied retroactively to the DOC’s preliminary determinations in the original investigation. At this time, we are unable to determine the positive or negative impact, if any, that the various appeals and rate reviews may have on our business.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our critical accounting policies and estimates since our last annual report on Form 10-K for the year ended December 31, 2012.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On May 21, 2012, Harbor Freight Tools USA, Inc. and Central Purchasing, LLC (together, the “Plaintiffs”) filed an action, which was subsequently amended, in the Superior Court for the County of Los Angeles, California against us and certain purported employees of ours (the “State Court Action”). In the State Court Action, the Plaintiffs contended that they previously employed several individuals now working for us, and alleged, among other claims, the improper use and possession by us and/or our employees of trade secrets belonging to the Plaintiffs and unfair business practices. The Plaintiffs sought unspecified monetary damages, punitive damages, injunctive, equitable and other relief.

On December 18, 2012, the Plaintiffs filed suit against us in the United States District Court for the Central District of California. In that suit, in addition to the claims raised as in the State Court Action, the Plaintiffs alleged that we violated certain of the Plaintiffs’ copyrights. The Plaintiffs sought, among other things, a preliminary injunction precluding us from using the Plaintiffs’ purported confidential information and selling seven specific tool products. The Plaintiffs dismissed the State Court Action as it pertained to us but it remained pending as to the individual employees.

Though we strongly disputed the Plaintiffs’ contentions, the parties engaged in settlement processes, reaching a tentative understanding on certain matters in February 2013. As a result, we recorded an accrual of approximately $0.5 million in the fourth quarter of 2012.

In April 2013, the parties reached a final agreement to settle these cases. Pursuant to that agreement, these matters will be dismissed with prejudice. No adjustment to the accrual was required.

On August 30, 2012, Jaroslaw Prusak, a purported customer (“Prusak”), filed a putative class action lawsuit, which was subsequently amended, against us in the United States District Court for the Northern District of Illinois. Prusak alleges that we willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”) amendment to the Fair Credit Reporting Act in connection with printed credit card receipts provided to our customers. Prusak, for himself and the putative class, seeks statutory damages of no less than $100 and no more than $1,000 per violation, punitive damages, attorney’s fees and costs, and other relief. We intend to defend this matter vigorously. Given the uncertainty of litigation, the early stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, no outcome can be predicted at this time. Based upon the current status of the matter and information available, we do not, at this time, expect the outcome of this proceeding to have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. There have been no material changes to those risk factors since we filed our fiscal 2012 annual report on Form 10-K. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended March 31, 2013 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2013 to January 31, 2013	66,347	$54.23	66,100	$47,348
February 1, 2013 to February 28, 2013	2,700	56.54	2,700	47,196
March 1, 2013 to March 31, 2013	8,291	63.43	1,800	47,096

Total	77,338	$55.30	70,600	$47,096

(1)	In addition to the shares of common stock we purchased under our $100 million stock repurchase program, we repurchased 6,738 shares of our common stock at an aggregate cost of $440 thousand, or an average purchase price of $65.38 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the quarter ended March 31, 2013.
(2)	Except as noted in footnote 1 above, all of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase programs. Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our Board of Directors and publicly announced on February 22, 2012. Our subsequent stock repurchase program, which authorized the repurchase of up to an additional $50 million in common stock, was authorized by our Board of Directors and publicly announced on November 15, 2012.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: April 24, 2013	By:	/s/ Daniel E. Terrell
Daniel E. Terrell

Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements

*	Furnished herewith.