Form 10-Q
period 2013-06-30
Lumber Liquidators Holdings, Inc.
filed 2013-07-24
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 22, 2013, there were 27,507,702 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2013

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$84,664	$64,167
Merchandise Inventories	230,499	206,704
Prepaid Expenses	5,895	5,168
Other Current Assets	15,292	12,106
Total Current Assets	336,350	288,145
Property and Equipment, net	48,748	47,764
Goodwill	9,693	9,693
Other Assets	1,747	1,785
Total Assets	$396,538	$347,387
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$52,950	$55,110
Customer Deposits and Store Credits	30,299	25,747
Accrued Compensation	8,765	7,969
Sales and Income Tax Liabilities	4,748	4,314
Other Current Liabilities	11,150	7,887
Total Current Liabilities	107,912	101,027

Deferred Rent	3,775	3,653
Deferred Tax Liability	8,348	8,166

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 27,564,902 and 27,214,144 outstanding, respectively)	29	29
Treasury Stock, at cost (1,923,682 and 1,719,706 shares, respectively)	(65,189)	(50,552)
Additional Capital	152,813	131,724
Retained Earnings	189,470	153,267
Accumulated Other Comprehensive (Loss) Income	(620)	73
Total Stockholders’ Equity	276,503	234,541
Total Liabilities and Stockholders’ Equity	$396,538	$347,387

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Sales	$257,111	$210,347	$487,530	$398,381
Cost of Sales	151,032	131,867	288,453	249,764
Gross Profit	106,079	78,480	199,077	148,617

Selling, General and Administrative Expenses	72,992	58,685	140,582	115,503
Operating Income	33,087	19,795	58,495	33,114

Other (Income) Expense	(150)	(32)	(360)	(73)
Income Before Income Taxes	33,237	19,827	58,855	33,187

Provision for Income Taxes	12,815	7,650	22,652	12,813
Net Income	$20,422	$12,177	$36,203	$20,374
Net Income per Common Share—Basic	$0.74	$0.44	$1.32	$0.74
Net Income per Common Share—Diluted	$0.73	$0.43	$1.30	$0.72
Weighted Average Common Shares Outstanding:
Basic	27,535,034	27,506,529	27,374,164	27,716,537
Diluted	27,973,457	28,032,391	27,879,428	28,270,934

See accompanying notes to condensed consolidated financial statements

4

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Other Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$20,422	$12,177	$36,203	$20,374
Foreign Currency Translation Adjustments	(372)	(47)	(693)	57
Comprehensive Income	$20,050	$12,130	$35,510	$20,431

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012

Cash Flows from Operating Activities:
Net Income	$36,203	$20,374
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	5,595	4,822
Stock-Based Compensation Expense	2,633	2,150
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(23,921)	(47,605)
Accounts Payable	(1,957)	12,894
Customer Deposits and Store Credits	4,568	4,889
Prepaid Expenses and Other Current Assets	(4,202)	1,441
Other Assets and Liabilities	4,819	3,487
Net Cash Provided by Operating Activities	23,738	2,452

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(6,767)	(6,675)
Net Cash Used in Investing Activities	(6,767)	(6,675)

Cash Flows from Financing Activities:
Payments for Share Repurchases	(14,637)	(34,483)
Proceeds from the Exercise of Stock Options	6,744	6,469
Excess Tax Benefit from Stock-Based Compensation	11,794	1,934
Net Cash Provided by (Used in) Financing Activities	3,901	(26,080)
Effect of Exchange Rates on Cash and Cash Equivalents	(375)	149
Net Increase (Decrease) in Cash and Cash Equivalents	20,497	(30,154)
Cash and Cash Equivalents, Beginning of Period	64,167	61,675
Cash and Cash Equivalents, End of Period	$84,664	$31,521

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

Note 1.	Basis of Presentation

Lumber Liquidators Holdings, Inc. (the “Company”) is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay, adhesives and flooring tools. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 291 store locations in primary or secondary metropolitan areas in 46 states and nine store locations in Canada at June 30, 2013. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing line in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.”

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2012.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and other liabilities approximate fair value because of the short-term nature of these items. Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board ASC 820 fair value hierarchy. The Company had cash equivalents of $170 at both June 30, 2013 and December 31, 2012.

Note 3.	Stockholders’ Equity

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$20,422	$12,177	$36,203	$20,374
Weighted Average Common Shares Outstanding—Basic	27,535,034	27,506,529	27,374,164	27,716,537
Effect of Dilutive Securities:
Common Stock Equivalents	438,423	525,862	505,264	554,397
Weighted Average Common Shares Outstanding—Diluted	27,973,457	28,032,391	27,879,428	28,270,934
Net Income per Common Share—Basic	$0.74	$0.44	$1.32	$0.74
Net Income per Common Share—Diluted	$0.73	$0.43	$1.30	$0.72

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three and Six Months Ended June 30,
	2013	2012
Stock Options	207,216	637,343
Restricted Stock Awards	546	—

Stock Repurchase Program

In 2012, the Company’s Board of Directors authorized the repurchase of up to $100,000 of the Company’s common stock, and at June 30, 2013, the Company had $36,794 remaining under this authorization. Purchases under this program were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares Repurchased	125,930	915,208	196,530	1,302,177

Average Price per Share	$81.81	$27.74	$71.94	$26.34

Total Aggregate Costs	$10,302	$25,405	$14,138	$34,325

Note 4.	Stock-Based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

	Stock Options	Restricted Stock Awards
Options Outstanding/Nonvested RSAs, December 31, 2012	1,311,377	152,405

Granted	207,216	76,259
Options Exercised/RSAs Released	(523,324)	(31,410)
Forfeited	(54,613)	(9,261)

Options Outstanding/Nonvested RSAs, June 30, 2013	940,656	187,993

Note 5.	Related Party Transactions

As of June 30, 2013, the Company leased 28 of its locations and the Corporate Headquarters, which includes a store location, representing 9.7% of the total number of store leases in operation, from entities controlled by the Company’s founder and current chairman of the Board (“Controlled Companies”). As of June 30, 2012, the Company leased 26 of its locations and the Corporate Headquarters, representing 9.7% of store leases in operation, from Controlled Companies. Rental expense related to Controlled Companies was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental expense related to Controlled Companies	$804	$687	$1,511	$1,328

Note 6.	Commitments and Contingencies

On August 30, 2012, Jaroslaw Prusak, a purported customer (“Prusak”), filed a putative class action lawsuit, which was subsequently amended, against the Company in the United States District Court for the Northern District of Illinois. Prusak alleges that the Company willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”) amendment to the Fair Credit Reporting Act in connection with printed credit card receipts provided to its customers.  Prusak, for himself and the putative class, seeks statutory damages of no less than $100 and no more than $1,000 per violation, punitive damages, attorney’s fees and costs, and other relief.  The parties are currently engaged in discovery and the Company intends to defend this matter vigorously. Although the Company believes it has defenses to the claims asserted, no assurances can be given that the Company will be successful contesting this case, on the merits or otherwise. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss that may result from this action.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to matters such as sales growth, comparable store net sales, impact of cannibalization, price changes, earnings performance, stock-based compensation expense, margins, return on invested capital, strategic direction, the demand for our products, and store openings. We have used words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) including the Item 1A, “Risk Factors,” section of the Form 10-K for the year ended December 31, 2012.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the other documents we file with the SEC. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. There may also be other factors that we cannot anticipate or that are not described in this report that could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made and we assume no obligation to update them after the date of this report as a result of new information, future events or subsequent developments, except as required by the federal securities laws.

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in our annual report filed on Form 10-K for the year ended December 31, 2012.

Overview and Trends

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. At June 30, 2013, we sold our products through 300 Lumber Liquidators stores in 46 states in the U.S. and in Canada, a call center, websites and catalogs.

Our focus in 2013 is to aggressively pursue share in a wood flooring market we believe is poised for recovery after years of contraction. We expect to grow revenue and expand operating margin as we continue to implement our key strategic initiatives and strengthen our value proposition. We plan to continue to invest a portion of the benefits from these initiatives back into our business to yield long-term growth. These key strategic initiatives, which we began implementing in 2011 and 2012, include:

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

We believe our value proposition is unique within our industry, with strength from a balance of price, selection, quality, availability and the expertise of our people. We believe we lead the industry in each of the five components and further investment will widen the advantage and drive our market share gains.

The wood flooring market in which we operate is highly fragmented, and dependent on home-related, large-ticket discretionary spending, itself influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. In 2012, a number of these factors generally improved throughout the year, though remaining at historically lower levels. These trends have continued in the first half of 2013, and we expect overall continued improvement for the remainder of the year, though marked by periodic volatility, when our customer is likely to be cautious and price-sensitive.

In 2013, we began using the initial design of an expanded store showroom to enhance the shopping experience for our customers. We refer to this showroom, coupled with an improved store warehouse design, as our “store of the future.” Each of our 12 new stores opened in the six months ended June 30, 2013 featured the expanded showroom, and we expect that the new stores we open in the second half of 2013 will incorporate the new format. In addition to the new stores, we expect to utilize the expanded showroom design to remodel 20 to 25 existing stores in 2013, either in their current location or relocated within the primary trade area, and we have completed eight through June 30, 2013.

In aggregate, the 2013 new store performance has surpassed our historical store model, and the total market performance of remodeled stores, including those relocated within the primary trade area, has generally exceeded our expectations. We believe that these results reflect the benefits of a number of our strategic initiatives working in combination to support our value proposition.

The second quarter has historically been our strongest quarter for total net sales, driven by both the important spring remodeling season and our annual April Big Sale, our broadest chain-wide sale. We adjusted the focus of the April Big Sale in both 2013 and 2012, and while we believe it drove incremental net sales, we believe the adverse impact on gross margin in the second quarter was negligible in 2013 and only 20 basis points in 2012.

Successful execution of our key initiatives has increased operating margins in comparing the three and six month periods in 2013 to 2012, as gross margin expansion has more than offset increases in our selling, general and administrative (“SG&A”) expenses. With a continuing focus on broadening the reach and frequency of our advertising and on our Best People initiative, SG&A expenses may increase at rates faster than net sales in the second half of 2013, but we expect operating margin expansion in comparison to 2012, driven by continued gross margin expansion.

Results of Operations

Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net sales	$257,111	$210,347	$487,530	$398,381
Percentage increase	22.2%	19.9%	22.4%	18.9%

Number of stores open at end of period	300	277	300	277
Number of stores opened in period	7	10	12	14
	percentage increase (decrease)
Average sale[1]	5.4%	6.3%	6.3%	2.8%
Average retail price per unit sold[2]	5.6%	3.0%	5.9%	0.9%

Comparable Stores[3]:
Net sales	14.9%	12.4%	15.0%	10.1%
Customers invoiced[4]	9.1%	5.8%	8.2%	6.8%
Net sales of stores operating for 13 to 36 months	17.3%	22.9%	18.1%	22.3%
Net sales of stores operating for more than 36 months	14.4%	9.6%	14.4%	7.2%

Net sales in markets with all stores comparable (no cannibalization)	16.9%	13.7%	17.3%	11.8%
Net sales in cannibalized markets[5]	45.5%	32.7%	43.6%	32.6%

 1 Average sale, calculated on a total company basis, is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders)

2 Average retail price per unit sold is calculated on a total company basis and excludes non-merchandise revenue

3A store is generally considered comparable on the first day of the thirteenth full calendar month after opening

4Approximated by applying our average sale to total net sales at comparable stores

5A cannibalized market has at least one comparable store and one non-comparable store

Net sales for the second quarter of 2013 increased $46.8 million, or 22.2%, over the second quarter of 2012 as net sales in comparable stores increased $31.4 million and net sales in non-comparable stores increased $15.4 million. Net sales for the six months ended June 30, 2013 increased $89.2 million, or 22.4%, over the same prior year period as a result of a $59.9 million increase in comparable store net sales and a $29.3 million increase in non-comparable store net sales. Net sales increased primarily due to the following factors:

•	Net sales in comparable stores increased 14.9% in comparing the second quarter of 2013 to 2012 and 15.0% in comparing the six month periods ended June 30, with both the three and six month comparisons driven by a combination of an increase in the number of customers invoiced and a higher average sale.

o	We believe the increases in the number of customers invoiced in comparable stores were primarily a result of our broadening the reach and frequency of our advertising, expanding the recognition of our value proposition.

o	Our average sale in the second quarter of 2013 approximated $1,710. We believe the average sale in both the three and six month periods of 2013 benefited from increases in the average retail price per unit sold due primarily to changes in the sales mix of flooring products, increases in the sales mix of moldings and accessories, and stronger retail price discipline at the point of sale.

•	We believe net sales at comparable stores were positively impacted by seven store locations serving communities recovering from the effects of Hurricane Sandy, and as a result, experiencing significant increases in net sales. We estimate the incremental contribution from these store locations raised total comparable store net sales by 65 to 75 basis points in the second quarter of 2013 and by 100 to 120 basis points in the first six months of 2013.

•	We expanded our store base by 23 locations, or 8.3%, comparing the total at June 30, 2013 to June 30, 2012. Of those new stores, 21 were located in existing markets, where sales historically have increased at a rate faster than new markets due to greater existing brand awareness.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net Sales	$257,111	$210,347	$487,530	$398,381
Cost of Sales	151,032	131,867	288,453	249,764
Gross Profit	$106,079	$78,480	$199,077	$148,617
Gross Margin	41.3%	37.3%	40.8%	37.3%

We believe that the significant drivers of gross margin expansion and their estimated impact compared to the prior year are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Driver	Description	2013	2012[1]	2013	2012[1]
		expansion (contraction) in basis points

Product	Cost of acquiring the products we sell from our suppliers, including the impact of our sourcing initiatives; Changes in the mix of products sold; Changes in the average retail price per unit sold; Changes in the average retail price and related cost of services.	320	290	330	190

Transportation	International and domestic transportation costs, including the impact of international container rates; Customs and duty charges; Fuel and fuel surcharges; Impact of mill shipments received directly by our stores; Transportation charges from our distribution centers to our stores; Transportation charges between stores and the cost of delivery to our customers.	60	100	30	70

All Other	Investments in our quality control procedures; Warranty costs; Changes in finishing costs to produce a unit of our proprietary brands; Inventory shrink; Net costs of producing samples.	20	(60)	(10)	(40)

Total Change in Gross Margin from the prior year		400	330	350	220

1 Certain amounts have been reclassified to conform to current year presentation.

•	Product: Gross margin benefited from shifts in our sales mix, lower net costs from our suppliers, certain operational efficiencies, and a higher average retail price per unit sold.
o	Shifts in our sales mix included increases in certain premium products, and increases in moldings and accessories to 18.0% and 17.8% of total net sales in the three and six months ended June 30, 2013, respectively, from 15.8% and 15.4% in the comparable prior year periods, respectively.
o	Sourcing initiatives lowered net costs from our suppliers.
o	Average retail price per unit sold generally benefited from greater discipline at the point of sale.

•	Transportation: Gross margin benefited from generally lower costs to move product from our distribution centers to our stores and certain operational efficiencies, partially offset by generally higher international container costs capitalized into the unit cost of our products. Lower costs to move product were primarily due to the following factors:
o	A reduction in the build of merchandise inventory relative to net sales lowered the cost, as a percentage of net sales, of units shipped from our distribution centers to our stores.
o	Initiatives to enhance the efficiency of distribution center to store deliveries.
o	A significant reduction in the units transferred between stores and a net reduction in delivery rates from third party carriers.
o	Lower average costs per domestic mile in the second quarter of 2013 due to generally lower domestic fuel costs.

•	All Other Costs: We increased our investment in quality control, incurred higher sample costs due to a significant increase in sample requests, and maintained a higher reserve for inventory obsolescence, partially offset by lower costs of inventory shrink. These cost increases were less than our net sales increase in the second quarter.

Operating Income and Operating Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Gross Profit	$106,079	$78,480	$199,077	$148,617
SG&A Expenses	72,992	58,685	140,582	115,503
Operating Income	$33,087	$19,795	$58,495	$33,114
Operating Margin	12.9%	9.4%	12.0%	8.3%

The following table sets forth components of our SG&A expenses for the periods indicated, as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total SG&A Expenses	28.4%	27.9%	28.8%	29.0%
Salaries, Commissions and Benefits	11.9%	11.9%	12.1%	12.5%
Advertising	8.0%	7.5%	8.0%	7.5%
Occupancy	3.3%	3.4%	3.4%	3.6%
Depreciation and Amortization.	1.0%	1.2%	1.1%	1.2%
Stock-Based Compensation	0.6%	0.5%	0.5%	0.5%
Other SG&A Expenses	3.6%	3.4%	3.7%	3.7%

Operating income for the second quarter ended June 30, 2013 increased $13.3 million over the second quarter of 2012 as operating margin expanded 350 basis points to 12.9%. The increase in operating income was driven by an increase in gross profit of $27.6 million, partially offset by an increase in SG&A expenses of $14.3 million. Operating income for the six months ended June 30, 2013 increased $25.4 million over the same period in 2012 as operating margin expanded 370 basis points to 12.0%. The increase in operating income was driven by an increase in gross profit of $50.5 million, partially offset by an increase in SG&A expenses of $25.1 million. SG&A expenses in the three and six month periods were impacted by the following:

•	Salaries, commissions and benefits as a percentage of net sales was impacted primarily due to higher net sales, offset by greater expenses due to store base growth, higher commission rates earned by our store management and higher accruals related to our management bonus plan.

•	Advertising expenses increased as a percentage of net sales as we continued to broaden our reach and frequency, partially offset by leverage of our national advertising campaigns over a larger store base.

•	Occupancy costs primarily decreased as a percentage of net sales as higher costs due to store base expansion were more than offset by increases in net sales.

•	Stock-based compensation included a special grant of restricted stock to certain employees in March 2013 which will be fully vested in March 2014. In addition, our chief executive officer, who did not receive the annual grant of equity awarded to management, was awarded a grant of stock options and restricted stock in March 2013 that will be fully vested in March 2019.

•	Other SG&A expenses in the three and six months of 2012 included a charge of $0.7 million to fully reserve certain notes receivable from a Brazilian supplier. Excluding that charge from 2012, three and six month expenses in 2013 increased as a percentage of net sales primarily due to higher bankcard discount rates, as our customers increasingly took advantage of extended-term promotional programs offered under our proprietary credit card.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Provision for Income Taxes	$12,815	$7,650	$22,652	$12,813
Effective Tax Rate	38.6%	38.6%	38.5%	38.6%

The effective tax rate may vary due to changes in state taxes and certain reserves.

Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net Income	$20,422	$12,177	$36,203	$20,374
As a percentage of net sales	7.9%	5.8%	7.4%	5.1%

Net income increased $8.2 million, or 67.7%, comparing the second quarter of 2013 to 2012, and increased $15.8 million, or 77.7%, comparing the six months ended June 30, 2013 to the six months ended June 30, 2012.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. In addition, we periodically use available funds to repurchase shares of our common stock under our stock repurchase program. Our principal sources of liquidity are $84.7 million of cash and cash equivalents at June 30, 2013, our cash flow from operations, and $50.0 million of availability under our revolving credit facility. We believe that cash flow from operations, together with existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the foreseeable future.

In 2013, we now expect capital expenditures to total between $17 million and $20 million. In addition to general capital requirements, we have or intend to:

•	open between 28 and 32 new store locations;

•	remodel or relocate 20 to 25 existing stores;

•	continue to invest in integrated information technology systems;

•	invest in our supply chain initiatives; and

•	continue to improve the effectiveness of our marketing programs.

Cash and Cash Equivalents

During the first six months of 2013, cash and cash equivalents increased $20.5 million to $84.7 million. The increase of cash and cash equivalents was primarily due to $23.7 million of net cash provided by operating activities and $18.5 million of proceeds received from stock option exercises, which were partially offset by the use of $14.6 million to repurchase common stock and $6.8 million for capital expenditures.

During the first six months of 2012, cash and cash equivalents decreased $30.2 million to $31.5 million. The decrease of cash and cash equivalents was primarily due to the use of $34.5 million to repurchase common stock and $6.7 million for capital expenditures, which were partially offset by $2.5 million of net cash provided by operating activities and $8.4 million of proceeds received from stock option exercises.

Merchandise Inventories

Merchandise inventories at June 30, 2013 increased $23.8 million from December 31, 2012, due to an increase in available for sale inventory of $22.3 million and an increase in inbound in-transit inventory of $1.5 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of June 30, 2013	As of December 31, 2012	As of June 30, 2012
	(in thousands)
Inventory – Available for Sale	$190,736	$168,409	$183,885
Inventory – Inbound In-Transit	39,763	38,295	27,713
Total Merchandise Inventories	$230,499	$206,704	$211,598

Available Inventory Per Store	$636	$585	$664

In 2013, we have generally maintained consistent levels of available inventory per store, which we believe aligns with better realization of favorable sales trends. Available inventory per store at June 30, 2012 was at a peak for the year as we transitioned suppliers in certain key merchandise categories and expanded our assortment of accessories. We expect available inventory per store to be slightly higher at the end of the third quarter of 2013 compared to the second quarter of 2013. We continue to expect available inventory per store at the end of the year between $605,000 and $625,000.

Inbound in-transit inventory was higher at June 30, 2013 than both December 31, 2012 and June 30, 2012 due primarily to the timing of certain international shipments.

Stock Repurchase Program

In 2012, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. This stock repurchase program represents our commitment to return value to our shareholders, and expresses confidence in our proven store model. During the second quarter and first six months of 2013, we repurchased 125,930 shares and 196,530 shares of our common stock, respectively, through open market purchases, using approximately $10.3 million and $14.1 million in cash, respectively.

Cash Flows

Operating Activities. Net cash provided by operating activities was $23.7 million and $2.5 million for the six months ended June 30, 2013 and 2012, respectively. Net cash provided by operating activities increased primarily due to more profitable operations and an $8.8 million decrease in the merchandise inventories build, net of accounts payable.

Investing Activities. Net cash used in investing activities for capital expenditures was $6.8 million and $6.7 million for the six months ended June 30, 2013 and 2012, respectively.

Financing Activities. Financing activities provided $3.9 million of net cash for the six months ended June 30, 2013 as proceeds received from stock option exercises were greater than share repurchases. For the six months ended June 30, 2012, financing activities used $26.1 million of net cash, primarily due to $34.5 million used for share repurchases.

Certain External Factors Impacting Our Business

Antidumping and Countervailing Duties Investigation. In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. The DOC then made preliminary determinations regarding CVD and AD rates in March 2011 and May 2011, respectively. In fall 2011, after certain determinations were made by the ITC and DOC, orders were issued setting final AD and CVD rates.

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

Exchange Rate Risk.

Less than two percent of our revenue, expense and capital purchasing activities are transacted in currencies other than the U.S. dollar, including the Euro, Canadian dollar, Chinese yuan and Brazilian real.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On August 30, 2012, Jaroslaw Prusak, a purported customer (“Prusak”), filed a putative class action lawsuit, which was subsequently amended, against us in the United States District Court for the Northern District of Illinois. Prusak alleges that we willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”) amendment to the Fair Credit Reporting Act in connection with printed credit card receipts provided to our customers.  Prusak, for himself and the putative class, seeks statutory damages of no less than $100 and no more than $1,000 per violation, punitive damages, attorney’s fees and costs, and other relief.  The parties are currently engaged in discovery and we intend to defend this matter vigorously. Although we believe we have defenses to the claims asserted, no assurances can be given that we will be successful in contesting this case, on the merits or otherwise. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended June 30, 2013 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2013 to April 30, 2013	27	$66.95	—	$47,096
May 1, 2013 to May 31, 2013	21,781	87.73	21,100	45,244
June 1, 2013 to June 30, 2013	104,830	80.61	104,830	36,794
Total	126,638	$81.84	125,930	$36,794

(1)	In addition to the shares of common stock we purchased under our $100 million stock repurchase program, we repurchased 708 shares of our common stock at an aggregate cost of $61 thousand, or an average purchase price of $86.54 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the quarter ended June 30, 2013.
(2)	Except as noted in footnote 1 above, all of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase programs. Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our Board of Directors and publicly announced on February 22, 2012. Our subsequent stock repurchase program, which authorized the repurchase of up to an additional $50 million in common stock, was authorized by our Board of Directors and publicly announced on November 15, 2012.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: July 24, 2013	By:	/s/ Daniel E. Terrell
Daniel E. Terrell
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements

*	Furnished herewith.

