Form 10-Q
period 2013-09-30
Lumber Liquidators Holdings, Inc.
filed 2013-10-23
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 21, 2013, there were 27,594,809 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

1

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2013

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$84,194	$64,167
Merchandise Inventories	237,290	206,704
Prepaid Expenses	5,715	5,168
Other Current Assets	15,110	12,106
Total Current Assets	342,309	288,145
Property and Equipment, net	56,712	47,764
Goodwill	9,693	9,693
Other Assets	1,732	1,785
Total Assets	$410,446	$347,387
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$37,690	$55,110
Customer Deposits and Store Credits	32,488	25,747
Accrued Compensation	10,722	7,969
Sales and Income Tax Liabilities	5,041	4,314
Other Current Liabilities	16,817	7,887
Total Current Liabilities	102,758	101,027

Deferred Rent	3,823	3,653
Deferred Tax Liability	8,523	8,166

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 27,609,809 and 27,214,144 outstanding, respectively)	30	29
Treasury Stock, at cost (2,034,911 and 1,719,706 shares, respectively)	(75,161)	(50,552)
Additional Capital	160,958	131,724
Retained Earnings	209,867	153,267
Accumulated Other Comprehensive (Loss) Income	(352)	73
Total Stockholders’ Equity	295,342	234,541
Total Liabilities and Stockholders’ Equity	$410,446	$347,387

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Sales	$254,278	$204,291	$741,807	$602,672
Cost of Sales	147,903	126,405	436,356	376,169

Gross Profit	106,375	77,886	305,451	226,503

Selling, General and Administrative Expenses	73,108	57,135	213,690	172,638

Operating Income	33,267	20,751	91,761	53,865

Other (Income) Expense	(64)	(26)	(425)	(99)

Income Before Income Taxes	33,331	20,777	92,186	53,964

Provision for Income Taxes	12,932	7,895	35,586	20,708
Net Income	$20,399	$12,882	$56,600	$33,256
Net Income per Common Share—Basic	$0.74	$0.47	$2.06	$1.21
Net Income per Common Share—Diluted	$0.73	$0.46	$2.03	$1.18
Weighted Average Common Shares Outstanding:
Basic	27,594,573	27,125,855	27,448,441	27,518,206
Diluted	27,954,115	27,744,564	27,905,131	28,094,040

See accompanying notes to condensed consolidated financial statements

4

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Other Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$20,399	$12,882	$56,600	$33,256
Foreign Currency Translation Adjustments	268	358	(425)	415
Comprehensive Income	$20,667	$13,240	$56,175	$33,671

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash Flows from Operating Activities:
Net Income	$56,600	$33,256
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	8,503	7,323
Stock-Based Compensation Expense	4,168	3,019
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(30,704)	(30,962)
Accounts Payable	(17,622)	(8,212)
Customer Deposits and Store Credits	6,754	5,966
Prepaid Expenses and Other Current Assets	(3,991)	(2,427)
Other Assets and Liabilities	12,994	8,973
Net Cash Provided by Operating Activities	36,702	16,936

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(17,261)	(9,570)
Net Cash Used in Investing Activities	(17,261)	(9,570)

Cash Flows from Financing Activities:
Payments for Share Repurchases	(24,609)	(40,349)
Proceeds from the Exercise of Stock Options	9,796	8,031
Excess Tax Benefit from Stock-Based Compensation…	15,711	3,141
Net Cash Provided by (Used in) Financing Activities	898	(29,177)

Effect of Exchange Rates on Cash and Cash Equivalents	(312)	201
Net Increase (Decrease) in Cash and Cash Equivalents	20,027	(21,610)
Cash and Cash Equivalents, Beginning of Period	64,167	61,675
Cash and Cash Equivalents, End of Period	$84,194	$40,065

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

Note 1.	Basis of Presentation

Lumber Liquidators Holdings, Inc. (the “Company”) is a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwoods and laminates direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay, adhesives and flooring tools. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 298 store locations in primary or secondary metropolitan areas in 46 states and nine store locations in Canada at September 30, 2013. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing line in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.”

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

Results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and other liabilities approximate fair value because of the short-term nature of these items. Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board ASC 820 fair value hierarchy. The Company had cash equivalents of $170 at both September 30, 2013 and December 31, 2012.

Note 3.	Stockholders’ Equity

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$20,399	$12,882	$56,600	$33,256
Weighted Average Common Shares Outstanding—Basic	27,594,573	27,125,855	27,448,441	27,518,206
Effect of Dilutive Securities:
Common Stock Equivalents	359,542	618,709	456,690	575,834
Weighted Average Common Shares Outstanding—Diluted	27,954,115	27,744,564	27,905,131	28,094,040
Net Income per Common Share—Basic	$0.74	$0.47	$2.06	$1.21
Net Income per Common Share—Diluted	$0.73	$0.46	$2.03	$1.18

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2013	2012
Stock Options	12,399	4,054
Restricted Stock Awards	—	—

Stock Repurchase Program

In 2012, the Company’s Board of Directors authorized the repurchase of up to $100,000 of the Company’s common stock, and at September 30, 2013, the Company had $26,947 remaining under this authorization. Purchases under this program were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Shares Repurchased	109,900	175,400	306,430	1,477,577

Average Price per Share	$89.60	$33.12	$78.27	$27.14

Total Aggregate Costs	$9,847	$5,809	$23,986	$40,134

Note 4.	Stock-Based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

	Stock Options	Restricted Stock Awards
Options Outstanding/Nonvested RSAs, December 31, 2012	1,311,377	152,405

Granted	214,092	79,938
Options Exercised/RSAs Released	(675,805)	(35,065)
Forfeited	(57,590)	(11,889)

Options Outstanding/Nonvested RSAs, September 30, 2013	792,074	185,389

Note 5.	Related Party Transactions

As of September 30, 2013, the Company leased 29 of its locations and the Corporate Headquarters, which includes a store location, representing 9.8% of the total number of store leases in operation, from entities controlled by the Company’s founder and current chairman of the Board (“Controlled Companies”). As of September 30, 2012, the Company leased 27 of its locations and the Corporate Headquarters, representing 9.9% of store leases in operation at that time, from Controlled Companies. Rental expense related to Controlled Companies was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental expense related to Controlled Companies	$726	$707	$2,237	$2,035

Note 6.	Commitments and Contingencies

On August 30, 2012, Jaroslaw Prusak, a purported customer (“Prusak”), filed a putative class action lawsuit, which was subsequently amended, against the Company in the United States District Court for the Northern District of Illinois. Prusak alleges that the Company willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”) amendments to the Fair Credit Reporting Act in connection with electronically printed credit card receipts provided to certain of its customers.  Prusak, for himself and the putative class, seeks statutory damages of no less than $100 and no more than $1,000 per violation, punitive damages, attorney’s fees and costs, and other relief.  Prusak has filed a motion seeking certification of the putative class and the parties have each filed motions seeking summary judgment with regard to matters at issue in the case.  Those motions are currently pending before the Court.  Although the Company believes it has defenses to the claims asserted and has opposed the motion to certify the class, no assurances can be given of any particular result. Given the uncertainty inherent in any litigation, the current stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss that may result from this action.

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

Overview and Trends

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at low prices designed to appeal to a diverse customer base. We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. At September 30, 2013, we sold our products through 307 Lumber Liquidators stores in 46 states in the U.S. and in Canada, a call center, websites and catalogs.

Our focus in 2013 is to aggressively pursue share in a wood flooring market we believe is poised for recovery after years of contraction. We expect to grow revenue and expand operating margin as we continue to implement our key strategic initiatives and strengthen our value proposition. We plan to continue to invest a portion of the benefits from these initiatives back into our business to yield long-term growth. These key strategic initiatives, which we began implementing in 2011 and 2012, include:

•	Broadening the reach and frequency of our advertising to increase recognition of our value proposition and ultimately the number of customers served.

•	Expanding gross margin through continued execution of our sourcing initiatives, optimization of our supply chain and operational efficiencies across the organization.

•	Focusing on continuous improvement in our operations, with a foundation of developing the best people to serve our customers.

We believe our value proposition is unique within our industry, with strength from a balance of price, selection, quality, availability and the expertise of our people. We believe we lead the industry in each of these five components and further investment will widen the advantage and drive our market share gains.

Successful execution of our key initiatives has increased operating margins in comparing the three and nine month periods in 2013 to 2012, as gross margin expansion has more than offset increases in our selling, general and administrative (“SG&A”) expenses.  With a continuing focus on broadening the reach and frequency of our advertising, implementation of our Best People and supply chain optimization initiatives, and store base expansion, SG&A expenses have and are expected to continue to increase at rates faster than net sales in 2013, but we expect operating margin expansion in comparison to 2012, driven by continued gross margin expansion.

Our Market

The wood flooring market in which we operate is highly fragmented, and dependent on home-related, large-ticket discretionary spending, itself influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. We believe our market is impacted by home remodeling activity, employment levels, housing turnover, home prices, new housing starts, consumer confidence, borrowing rates, credit availability and the general health of consumer discretionary spending. Overall, a number of these factors generally improved during both 2012 and 2013. However, many remain at levels lower than historical averages. We expect continued strengthening over time, but marked by periodic volatility when our customer is likely to be cautious and price-sensitive.

Store of the Future

In January 2013, we began using the initial design of an expanded store showroom to enhance the shopping experience for our customers. We refer to this showroom, coupled with an improved store warehouse design, as our “store of the future.” The store of the future retains our targeted location size of 6,000 to 7,000 square feet, but expands the average showroom to approximately 1,600 square feet from the 1,000 to 1,200 square feet previously targeted. Each of our 19 new stores opened in 2013 utilizes the store of the future design. In addition, through September 30, 2013, we had also remodeled 14 existing stores to the new format, including five stores relocated within the primary trade area. These 33 locations represented 10.7% of our store base, and 9.3% of our total net sales in the third quarter of 2013.

Overall, the 2013 new store performance has surpassed our historical store model, contributing to record new store productivity as measured across all non-comparable stores in the third quarter of 2013. In remodeled comparable stores, all in operation for more than 36 months, net sales increased 22.3% in comparing the third quarter of 2013 to 2012, exclusive of four cannibalized markets. In those four markets with a remodeled existing store and at least one new store opened in 2013, the average increase in total market net sales was 81.5% in comparison to net sales in those markets for the third quarter of 2012.

In the fourth quarter of 2013, we plan to open 10 to 12 new stores, all featuring the store of the future design, and remodel five to seven existing stores, either in place or through relocation in the primary trade area.

Supply Chain Optimization

In August 2013, we reached agreements to strengthen the long-term structure of our supply chain through the consolidation and expansion of our distribution facilities. On the East Coast, we purchased 110 acres of undeveloped land in Henrico County, Virginia where we intend to construct a 1.0 million square foot distribution center to consolidate and enhance existing operations, which currently utilize 750,000 square feet across four separate buildings. On the West Coast, we entered into a lease for a 500,000 square foot distribution center in Pomona, California to further strengthen the availability of our entire product assortment, particularly to those customers in the Western U.S.

We expect capital expenditures for land, building and equipment to range up to $53 million for the East Coast facility, with a targeted opening date in the third quarter of 2014. For the West Coast facility, we expect up to $4 million in capital expenditures, primarily for equipment, and for it to be fully operational in the first quarter of 2014. We expect to fund all expenditures using existing cash and operating cash flow. After these facilities become fully operational, we expect a net benefit to operating income as our value proposition is strengthened, operations are more efficient and certain costs are lowered, including transportation and occupancy.

In the third quarter of 2013, SG&A expenses included approximately $0.3 million of incremental expenses related to these facilities and capital expenditures included approximately $5.4 million primarily related of the purchase of land for the East Coast facility.

For these facilities in the fourth quarter of 2013, we expect incremental transportation costs to range between $1.2 million and $1.4 million, incremental SG&A expenses to range between $0.9 million and $1.1 million and capital expenditures to range between $14.0 million and $16.0 million.

Our Suppliers

We believe that our vertically integrated business model enables us to offer a broad assortment of high-quality products to our customers at a lower cost than our competitors. We currently work directly with more than 110 domestic and international vendors, primarily mills, with whom we have generally cultivated strong relationships. We select suppliers based on a variety of factors, including their ability to supply products that meet industry grading standards and our demanding product specifications, which support the high-quality nature of our brands. We believe that we are the largest customer for most of our suppliers, which we believe enables us to exercise greater control from quality to pricing. In 2013 to-date, approximately 51% of our product was sourced from Asia, 39% from North America, 7% from South America and 3% from other locations, including Europe and Australia. Our top 20 suppliers accounted for approximately 65% of our supply purchases, but no single supplier provided more than 4% of our hardwood purchases. Further, no single hardwood product represented more than 1% of our sales mix.

On September 26, 2013, sealed search warrants were executed at our corporate offices in Toano and Richmond, Virginia by the Department of Homeland Security’s Immigration and Customs Enforcement and the U.S. Fish and Wildlife Service. The search warrants requested information, primarily documentation, related to the importation of certain wood flooring products. We are cooperating with authorities to provide them with requested information.

We are committed to uncompromising integrity across our operations, and quality is a key component of our value proposition. The scale of our purchasing and diversity of products require sustainable forestry. We invest significant time and resources to safeguard quality and comply with regulatory requirements. We discontinue sourcing from suppliers not adhering to our standards. We seek long-term relationships with mills that can provide sustainable and growing supplies of high quality product.

Installation

We have a national installation arrangement with a third-party to provide fully-insured, licensed and professional installation services at each store location we designate. Under that arrangement, we receive certain reimbursements from the third-party based upon our customers’ use of their services, with which we offset certain other SG&A expenses. In 2012, this installation arrangement covered all store locations, but less than 10% of our customers utilized the installation services.

In 2013, we began testing structural alternatives to the current installation arrangement. These alternatives focus on our own associates performing certain customer-facing services and managing the actual installation services provided by third party, fully-insured, licensed professionals. Customer-facing services are consultative in nature, providing the customer with a primary contact from initial in-home measurement to final approval of the installed floor. We believe our greater interaction with the customer and greater control over the third-party services provided will ultimately result in higher utilization by the customer.

By the end of the third quarter of 2013, we had expanded our installation test to 31 store locations from 14 at the end of the second quarter and seven at the end of the first quarter. Net sales in the third quarter of 2013 included $2.5 million of service revenue from the test locations, and $3.6 million for the nine months then ended. SG&A expenses for the third quarter of 2013 were increased by $1.0 million related to the test, including expenses for planned fourth quarter expansion.

Results of Operations

Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net sales	$254,278	$204,291	$741,807	$602,672
Percentage increase	24.5%	18.8%	23.1%	18.8%

Number of stores open at end of period	307	284	307	284
Number of stores opened in period	7	7	19	21
	percentage increase (decrease)
Average sale[1]	6.9%	0.3%	6.5%	2.0%
Average retail price per unit sold[2]	8.1%	(2.4%)	6.9%	(0.3%)

Comparable Stores[3]:
Net sales	17.4%	12.0%	15.8%	10.7%
Customers invoiced[4]	9.8%	11.7%	8.7%	8.4%
Net sales of stores operating for 13 to 36 months	22.7%	21.9%	21.2%	23.0%
Net sales of stores operating for more than 36 months	16.3%	9.3%	14.9%	8.0%

Net sales in markets with all stores comparable (no cannibalization)	19.9%	13.3%	18.2%	12.3%
Net sales in cannibalized markets[5]	46.5%	33.2%	45.7%	32.9%

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

3 A store is generally considered comparable on the first day of the thirteenth full calendar month after opening

4 Approximated by applying our average sale to total net sales at comparable stores

5 A cannibalized market has at least one comparable store and one non-comparable store

Net sales for the third quarter of 2013 increased $50.0 million, or 24.5%, over the third quarter of 2012 as net sales in comparable stores increased $35.5 million and net sales in non-comparable stores increased $14.5 million. Net sales for the nine months ended September 30, 2013 increased $139.1 million, or 23.1%, over the same prior year period as a result of a $95.3 million increase in comparable store net sales and a $43.8 million increase in non-comparable store net sales. Net sales increased primarily due to the following factors:

•	Net sales in comparable stores increased 17.4% in comparing the third quarter of 2013 to 2012 and 15.8% in comparing the nine month periods ended September 30, with both the three and nine month comparisons driven by a combination of an increase in the number of customers invoiced and a higher average sale. Our average sale approximated $1,745 in the third quarter of 2013 and $1,690 for the nine months then ended. We believe the average sale in both the three and nine month periods of 2013 benefited from increases in the average retail price per unit sold due primarily to changes in the sales mix of flooring products, increases in the sales mix of moldings and accessories, and stronger retail price discipline at the point of sale.

•	We believe net sales at comparable stores were positively impacted by seven store locations serving communities recovering from the effects of Hurricane Sandy, and as a result, experiencing significant increases in net sales. We estimate the incremental contribution from these store locations raised total comparable store net sales by 50 to 60 basis points in the third quarter of 2013 and by 90 to 110 basis points in the first nine months of 2013.

•	We expanded our store base by 23 locations, or 8.1%, comparing the total at September 30, 2013 to September 30, 2012. Of those new stores, 21 were located in existing markets, where sales historically have increased at a rate faster than new markets due to greater existing brand awareness.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net Sales	$254,278	$204,291	$741,807	$602,672
Cost of Sales	147,903	126,405	436,356	376,169
Gross Profit	$106,375	$77,886	$305,451	$226,503
Gross Margin	41.8%	38.1%	41.2%	37.6%

We believe that the significant drivers of gross margin expansion and their estimated impact compared to the prior year are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Driver	Description	2013	2012[1]	2013	2012[1]
		expansion (contraction) in basis points

Product	Cost of acquiring the products we sell from our suppliers, including the impact of our sourcing initiatives; Changes in the mix of products sold; Changes in the average retail price per unit sold; Changes in the average retail price and related cost of services, including installation.	300	320	330	230

Transportation	International and domestic transportation costs, including the impact of international container rates; Customs and duty charges; Fuel and fuel surcharges; Impact of mill shipments received directly by our stores; Transportation charges from our distribution centers to our stores; Transportation charges between stores and the cost of delivery to our customers.	30	(60)	30	30

All Other	Investments in our quality control procedures; Warranty costs; Changes in finishing costs to produce a unit of our proprietary brands; Inventory shrink; Net costs of producing samples.	40	(10)	—	(30)

Total Change in Gross Margin from the prior year		370	250	360	230

1 Certain amounts have been reclassified to conform to current year presentation.

•	Product: Gross margin benefited from shifts in our sales mix, lower net costs from our suppliers, certain operational efficiencies and a higher average retail price per unit sold.

o	Shifts in our sales mix included increases in certain premium products, and increases in moldings and accessories to 18.5% and 18.0% of total net sales in the three and nine months ended September 30, 2013, respectively, from 16.7% and 15.9% in the comparable prior year periods, respectively.

o	Sourcing initiatives lowered net costs from our suppliers.

o	Average retail price per unit sold generally benefited from greater retail price discipline at the point of sale.

•	Transportation: Gross margin benefited from generally lower international and domestic transportation rates as well as certain operational efficiencies, partially offset by a greater build in merchandise inventories relative to net sales. Lower costs to move product were primarily due to the following factors:

o	Negotiated international container rates for the importation of product from both China and South America were lower in the third quarter and nine months of 2013 in comparison to the comparable periods in 2012.

o	Lower average costs per domestic mile in the third quarter of 2013 due to generally lower domestic fuel costs, offset by an increase in domestic miles due to greater unit flow, including shipments to establish initial inventory levels in our West Coast distribution center.

o	Initiatives to enhance the efficiency of distribution center to store deliveries and control costs of transfers between stores.

•	All Other Costs: Gross margin benefitted from supply chain initiatives to improve the accuracy and visibility of product movement within the distribution centers and to the stores, thereby lowering inventory shrink. Expanded quality control operations and a greater number of sample requests partially offset this benefit.

Operating Income and Operating Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Gross Profit	$106,375	$77,886	$305,451	$226,503
SG&A Expenses	73,108	57,135	213,690	172,638
Operating Income	$33,267	$20,751	$91,761	$53,865
Operating Margin	13.1%	10.2%	12.4%	8.9%

The following table sets forth components of our SG&A expenses as a percentage of net sales, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total SG&A Expenses	28.8%	28.0%	28.8%	28.6%
Salaries, Commissions and Benefits	12.0%	11.7%	12.1%	12.2%
Advertising	7.9%	7.4%	8.0%	7.5%
Occupancy	3.4%	3.7%	3.4%	3.6%
Depreciation and Amortization	1.1%	1.2%	1.1%	1.2%
Stock-Based Compensation	0.6%	0.4%	0.6%	0.5%
Other SG&A Expenses	3.8%	3.6%	3.6%	3.6%

Operating income for the third quarter ended September 30, 2013 increased $12.5 million over the third quarter of 2012 as operating margin expanded 290 basis points to 13.1%. The increase in operating income was driven by an increase in gross profit of $28.5 million, partially offset by an increase in SG&A expenses of $16.0 million. Operating income for the nine months ended September 30, 2013 increased $37.9 million over the same period in 2012 as operating margin expanded 350 basis points to 12.4%. The increase in operating income was driven by an increase in gross profit of $79.0 million, partially offset by an increase in SG&A expenses of $41.1 million. SG&A expenses in the three and nine month periods were impacted by the following:

•	Salaries, commissions and benefits as a percentage of net sales in the third quarter of 2013 included higher commission rates earned by our store management, increased accruals related to our management bonus plan, greater benefit costs and incremental salaries and commissions related to our test of structural installation alternatives.

•	Advertising expenses increased as a percentage of net sales as we continued to broaden our reach and frequency, partially offset by leverage of our national advertising campaigns over a larger store base.

•	Occupancy costs primarily decreased as a percentage of net sales as higher costs due to store base expansion were more than offset by increases in net sales. In the third quarter of 2013, we entered into an 11-year lease for a West Coast distribution center with annual payments of approximately $1.8 million.

•	Stock-based compensation in 2013 included a special grant of restricted stock to certain members of management in March 2013 which will be fully vested in March 2014. In addition, our chief executive officer, who does not participate in our annual grant of equity, was awarded a grant of stock options and restricted stock in March 2013 which results in incremental expense of approximately $0.5 million per quarter through full vesting in March 2019.

•	Other SG&A expenses in the third quarter of 2013 included incremental legal and professional fees, certain costs related to the start-up of our West Coast distribution center, costs of certain programs under development, including international operations and our installation test, and the timing of certain costs, including warehouse supplies.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Provision for Income Taxes	$12,932	$7,895	$35,586	$20,708
Effective Tax Rate	38.8%	38.0%	38.6%	38.4%

The effective tax rate may vary due to changes in state taxes and certain reserves.

Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net Income	$20,399	$12,882	$56,600	$33,256
As a percentage of net sales	8.0%	6.3%	7.6%	5.5%

Net income increased $7.5 million, or 58.4%, comparing the third quarter of 2013 to 2012, and increased $23.3 million, or 70.2%, comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. In addition, we periodically use available funds to repurchase shares of our common stock under our stock repurchase program. Our principal sources of liquidity are $84.2 million of cash and cash equivalents at September 30, 2013, our cash flow from operations, and $50.0 million of availability under our revolving credit facility. We believe that cash flow from operations, together with existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the foreseeable future.

In 2013, we now expect capital expenditures to total between $35 million and $40 million, including $19 million to $21 million related to our supply chain optimization. In addition to this initiative and general capital requirements, we have or intend to:

•	open a total of 29 to 31 new store locations, including 10 to 12 in the fourth quarter;

•	remodel or relocate a total of 19 to 21 existing stores, including five to seven in the fourth quarter; and

•	continue to invest in integrated information technology systems.

Cash and Cash Equivalents

During the first nine months of 2013, cash and cash equivalents increased $20.0 million to $84.2 million. The increase of cash and cash equivalents was primarily due to $36.7 million of net cash provided by operating activities and $25.5 million of proceeds received from stock option exercises, which were partially offset by the use of $24.6 million to repurchase common stock and $17.3 million for capital expenditures.

During the first nine months of 2012, cash and cash equivalents decreased $21.6 million to $40.1 million. The decrease of cash and cash equivalents was primarily due to the use of $40.3 million to repurchase common stock and $9.6 million for capital expenditures which was partially offset by $16.9 million of net cash provided by operating activities and $11.2 million of proceeds received from stock option exercises.

Merchandise Inventories

Merchandise inventories at September 30, 2013 increased $30.6 million from December 31, 2012, due to an increase in available for sale inventory of $36.9 million offset by a decrease in inbound in-transit inventory of $6.3 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of September 30, 2013	As of December 31, 2012	As of September 30, 2012
	(in thousands)
Inventory – Available for Sale	$205,313	$168,409	$176,722
Inventory – Inbound In-Transit	31,977	38,295	18,232
Total Merchandise Inventories	$237,290	$206,704	$194,954

Available Inventory Per Store	$669	$585	$622

Available inventory per store at September 30, 2013 is 7.6% higher than the per-store average at September 30, 2012, and as planned, 5.2% higher than June 30, 2013. The increases are generally due to the timing of our inventory build relative to certain fourth quarter promotions, vendor transitions resulting from certain line reviews, opportunistic purchases, particularly certain domestic hardwoods, and in response to changes in our sales mix. We believe our inventory levels are well-aligned to our projected sales mix. We have increased our 2013 year-end estimate of available inventory per store to a range of $660,000 to $680,000, as we build inventory earlier than in prior years around known events such as the South American rainy season and Chinese New Year, build safety stock in conjunction with our supply chain optimization and adjust to updated sales projections for 2014.

Stock Repurchase Program

In 2012, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. This stock repurchase program represents our commitment to return value to our shareholders, and expresses confidence in our proven store model. During the third quarter and first nine months of 2013, we repurchased 109,900 shares and 306,430 shares of our common stock, respectively, through open market purchases, using approximately $9.8 million and $24.0 million in cash, respectively.

Cash Flows

Operating Activities. Net cash provided by operating activities was $36.7 million and $16.9 million for the nine months ended September 30, 2013 and 2012, respectively. Net cash provided by operating activities increased primarily due to more profitable operations which was slightly offset by a build in merchandise inventories, net of accounts payable.

Investing Activities. Net cash used in investing activities for capital expenditures was $17.3 million and $9.6 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in 2013 was primarily due to $5.3 million utilized to purchase land for the East Coast distribution facility.

Financing Activities. Financing activities provided $0.9 million of net cash for the nine months ended September 30, 2013 as proceeds received from stock option exercises were greater than share repurchases. For the nine months ended September 30, 2012, financing activities used $29.2 million of net cash, primarily due to $40.3 million used for share repurchases.

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

A number of appeals have been filed by several parties challenging various aspects of the determinations made by both the ITC and DOC, including certain pending appeals that may impact the validity of the AD and CVD orders and the applicable rates.  Additionally, the DOC is currently conducting annual reviews of the AD and CVD rates.  As part of that review process, which is scheduled to be completed in 2014, such rates may be changed and applied retroactively to the DOC’s preliminary determinations in the original investigation. At this time, we are unable to determine the positive or negative impact, if any, that the various appeals and rate reviews may have on our business.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On August 30, 2012, Jaroslaw Prusak, a purported customer (“Prusak”), filed a putative class action lawsuit, which was subsequently amended, against us in the United States District Court for the Northern District of Illinois.  Prusak alleges that we willfully violated the Fair and Accurate Credit Transactions Act (“FACTA”) amendments to the Fair Credit Reporting Act in connection with electronically printed credit card receipts provided to certain of our customers.  Prusak, for himself and the putative class, seeks statutory damages of no less than $100 and no more than $1,000 per violation, punitive damages, attorney’s fees and costs, and other relief. Prusak has filed a motion seeking certification of the putative class and the parties have each filed motions seeking summary judgment with regard to matters at issue in the case.  Those motions are currently pending before the Court.  Although we believe we have defenses to the claims asserted and have opposed the motion to certify the class, no assurances can be given of any particular result. Given the uncertainty inherent in any litigation, the current stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended September 30, 2013 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2013 to July 31, 2013	68,200	$82.52	68,200	$31,166
August 1, 2013 to August 31, 2013(1)	23,029	96.45	21,700	29,071
September 1, 2013 to September 30, 2013	20,000	106.25	20,000	26,947
Total	111,229	$89.67	109,900	$26,947

(1)	In addition to the shares of common stock we purchased under our $100 million stock repurchase program, we repurchased 1,329 shares of our common stock at an aggregate cost of $127 thousand, or an average purchase price of $95.53 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the quarter ended September 30, 2013.
(2)	Except as noted in footnote 1 above, all of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase programs. Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our Board of Directors and publicly announced on February 22, 2012. Our subsequent stock repurchase program, which authorized the repurchase of up to an additional $50 million in common stock, was authorized by our Board of Directors and publicly announced on November 15, 2012.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: October 23, 2013	By:	/s/ Daniel E. Terrell
Daniel E. Terrell

Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements
_______________
*	Furnished herewith.

