Form 10-K
period 2013-12-31
Lumber Liquidators Holdings, Inc.
filed 2014-02-19
CIK 1396033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K
_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

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
______________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
______________

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

☒ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☐ Smaller Reporting Company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

At June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing sale price of such shares on New York Stock Exchange on June 28, 2013) was approximately $1.5 billion.  Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 10% or more of Registrant’s outstanding common stock as of June 30, 2013 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 17, 2014:

Title of Class	Number of Shares
Common Stock, $0.001 par value	27,477,570

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s proxy statement for the 2014 annual meeting of stockholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2013.

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

References to “we,” “our” and “Lumber Liquidators” generally refers to Lumber Liquidators Holdings, Inc. and its consolidated subsidiaries collectively and, where applicable, individually.

PART I
Item 1. Business.

Overview

Lumber Liquidators Holdings, Inc. and its subsidiaries operated 318 retail stores as of December 31, 2013, with 309 located throughout the United States (“U.S.”) and nine in Ontario, Canada.  We operate as a single business segment, with our call center, website and customer service network supporting our retail store operations.  We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products.  We offer an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, vinyl plank, bamboo and cork direct to the consumer.  We also provide a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay, adhesives and flooring tools.  Our customer is primarily the homeowner, or a contractor on behalf of a homeowner.

Founded in 1994, Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America.  Our initial public offering was in November 2007, and our common stock trades on the New York Stock Exchange under the symbol “LL”.   We operate in a holding company structure with Lumber Liquidators Holdings, Inc. serving as our parent company and certain direct and indirect subsidiaries, including Lumber Liquidators, Inc., Lumber Liquidators Services, LLC and Lumber Liquidators Canada Inc., conducting our operations.  Lumber Liquidators Holdings, Inc. is a Delaware corporation with headquarters in Toano, Virginia.

Competitive Strengths

We believe our value proposition to the customer is the most complete and the strongest within a highly-fragmented hardwood flooring market.  Sourcing directly from the mill provides the foundation for this value proposition, strengthened by our unique store model and the industry expertise of our people.

Our Value Proposition

We compete across our value proposition with retailers ranging from the national home improvement chains to the local flooring store in each market.  We believe we have an advantage in comparison to our competition and in aggregate, the most complete solution for the residential consumer in search of hard surface flooring.  The components of our value proposition include:

•	Price. Our retail prices in each merchandise category are generally lower than our competitors. This pricing advantage is usually greatest in the premium products, less at the entry or commodity level. We are able to maintain these prices through our direct sourcing model, including the relationship with the mill, the proprietary products we develop and sell, the singular focus of our supply chain on flooring and our highly profitable store model.

•	Selection. We offer a broad assortment of flooring in varying widths, species and constructions, including solid and engineered hardwood, laminate, vinyl plank, bamboo and cork. In addition, we offer the customer an extensive selection of moldings, staircases, butcher block and flooring accessories. All of our products are sold under proprietary brands and across a range of price points and quality levels that allow us both to target discrete market segments and to appeal to diverse groups of customers.

•	Quality. We invest significant resources to design and produce products of the highest quality, including our flagship Bellawood brand. We source directly from mills all over the world, and often are a mill’s most significant relationship. Proprietary brands, supported by these relationships, allow us greater control over product design and production, which we monitor through an expansive network of experienced quality control and assurance professionals positioned both at the mill and at our distribution facilities.

•	Availability. Our commitment to in-stock inventory levels and our focused supply chain allow our entire assortment to be available to meet our customers’ expectations in a manner which we believe is more timely than our competitors. We maintain our best selling products as in-stock inventory at our retail store locations and our distribution facilities maintain inventory levels of our entire assortment for delivery to a store to fulfill a customer order. Each store receives a delivery from one of our distribution centers at least once per week.

•	People. We position ourselves as hardwood flooring experts and believe our high level of customer service reflects this positioning. Residential customers are generally less familiar with the range of products available and with the purchase process itself. We focus on educating our store associates on product knowledge and engaging the customer in the questions leading to the species and construction of flooring which is best aligned with the type of room, expected wear, climate and site conditions, all while satisfying customer budgetary requirements. Our associates, supported by a call center staff, are trained to understand the unique characteristics and preferred installation method across the broad range of hardwood flooring alternatives.

Our Direct Sourcing Model

Supplier Relationships.   We believe sourcing directly from mills enables us to offer a broad assortment of high-quality, proprietary products to our customers at a consistently lower cost than our competitors.  We seek to establish strong relationships with mills around the world where the significance of our scale, breadth of assortment and liquidity allow for both higher quality and lower cost.  We believe our collaborative relationship enhances the mills’ productivity, yield and financial flexibility, such that we access lower net costs than our competitors.  We are able to set demanding specifications for product quality and our own quality control and assurance teams are on-site at the mills, coordinating inspection and assurance procedures.  We believe the advantages a mill gains by working with us attracts interest from around the world.  As a result, we have diversified our purchases across approximately 150 domestic and international mills.  We seek long-term, core relationships with mills committed to our demanding product specifications, sustainable supply and regulatory compliance.  Therefore, our top 20 suppliers accounted for approximately 64% of our supply purchases in 2013.  We are well diversified, however, with our largest mill partner representing approximately 10% of our supply purchases in 2013 and our largest hardwood provider representing approximately 6%.

In 2011, we began a process to continually challenge, and ultimately strengthen, the structure of our sourcing relationships with the best international and domestic mills.  Our sourcing initiatives play a key role in maintaining the best combination of quality and value in our product assortment, while reducing product costs.  These initiatives, now a continuous and integral part of our sourcing strategy and process, can be segregated into three primary areas:

o	Volume-based discounts and cost sharing for a range of continuing programs, including marketing, product samples and new store openings.

o	Current and potential mill partners’ participation in competitive line reviews of specific merchandise categories to evaluate breadth of assortment, quality, logistics and product cost.

o	Direct sourcing with international and domestic mills to control product cost and quality, enhance forecasting and broaden our product assortment.

We are committed to uncompromising integrity across our operations, and quality is a key component of our value proposition.  The scale of our purchasing and diversity of products require sustainable forestry.  We invest significant time and resources to safeguard quality and comply with regulatory requirements.  We discontinue sourcing from suppliers not adhering to our standards.  We seek long-term relationships with mills that can provide sustainable and growing supplies of high-quality product.

Our Products and Brands.  We offer an extensive assortment of wood flooring under 18 proprietary brand names, led by our flagship, Bellawood.  We have invested significant resources developing these national brand names, as well as the Lumber Liquidators name.  We expect to continue to invest resources in our advertising and marketing at a percentage of net sales that we believe is greater than our competitors.  We believe Lumber Liquidators is now recognized across the U.S. as a destination for high-quality hardwood flooring at low prices, while our Bellawood brand is known as a premium flooring brand within the industry.

Our hardwood flooring products are available in various widths and lengths and generally differentiated in terms of quality and price based on the species, wood grade and durability of finish.  Prefinished floors are now the dominant choice for residential customers over unfinished wood planks that have a finish applied after installation.  More than 95% of the flooring we sell is prefinished.  We also offer a broad assortment of flooring enhancements and installation accessories, including moldings, noise-reducing underlay and tools, that complement our assortment of floor offerings.  In total, we offer nearly 350 different flooring product stock-keeping units, however, no single hardwood product represented more than 1% of our sales mix.  By major product category, our sales mix was as follows:

	2013	2012	2011
	(percentage of net sales)
Solid and Engineered Hardwood	44%	48%	51%
Laminate, Bamboo, Cork and Vinyl Plank	38%	36%	34%
Moldings and Accessories	18%	16%	15%
Total	100%	100%	100%

Changes in our sales mix are often the primary driver of changes in our sourcing mix for flooring products.  We seek the highest quality at the best value, in consideration of where the raw material grows, the amount of labor necessary to construct and produce the unfinished plank or finished board and the transportation costs to our distribution centers or stores.  Our sourcing mix of flooring, exclusive of moldings and accessories, by continent was as follows:

Continent	Primary Products Sourced	2013	2012	2011
		percentage of flooring sales (excludes moldings and accessories)
Asia	Laminate, Bamboo, Cork, Vinyl Plank and certain Handscraped and Engineered Hardwood	50%	43%	42%
North America	Solid Domestic Hardwood	40%	50%	50%
South America	Solid Exotic and Engineered Hardwood	7%	6%	7%
Other	Laminate and Exotic Hardwood	3%	1%	1%
	Total	100%	100%	100%

Major product categories include:

             Solid and Engineered Hardwood.  Our proprietary solid hardwood products are milled from one thick piece of wood, which can be sanded and refinished numerous times, and our proprietary engineered hardwood products are produced by bonding a layer of hardwood to a plywood or high-density fiber board backing. Engineered flooring is designed primarily to be installed in areas where traditional hardwood is not conducive, such as slab construction, basements and areas where moisture may be a factor.  We offer flooring products made from more than 25 wood species, including both domestic woods, such as ash, beech, birch, hickory, northern hard maple, northern red oak, pine and American walnut, and exotic woods, such as bloodwood, cherry, cypress, ebony, koa, mesquite, mahogany, rosewood and teak.  We sell our solid hardwood products either prefinished or unfinished, and our engineered hardwood products in either glue down or floating application.  Our prefinished hardwoods typically carry a wear warranty from 10 to 30 years, and our Bellawood products carry a 100-year, transferable warranty.

            Laminate.  Our proprietary laminate flooring is typically constructed with a high-density fiber board core, inserted between a melamine laminate backing and high-quality photographic paper displaying an image of wood with a ceramic finish, abrasion-resistant laminate top.  Our laminate flooring brands allow for easy-click installation, and some include a pre-glued undersurface, moisture repellent, soundproofing, single-strip format or a handscraped textured finish.  Our laminates carry wear warranties ranging from 20 to 30 years.

            Bamboo, Cork and Vinyl Plank.  Our proprietary bamboo products, harvested from the fast growing bamboo plant, are offered as a prefinished, natural or stained, solid or engineered floor.  Our proprietary cork flooring is produced by harvesting the outer bark of the cork oak tree, and it is durable, acoustical and acts as an insulator.  Produced from recycled materials, our vinyl plank flooring comes in realistic wood and tile looks, is water-resistant, highly durable and installs with "peel-and-stick" or click-together ease.  Our bamboo, cork and vinyl plank flooring products carry wear warranties ranging from 25 to 50 years, and our Bellawood bamboo products carry a 100-year, transferable warranty.

            Moldings and Accessories. We offer a wide variety of wood flooring moldings and accessories.  Moldings are a required finishing detail to every floor and we sell a complete selection that matches virtually all of our floors or can complement them.  We also sell stair treads and risers in both finished and unfinished versions.  Accessories include sealers, adhesives and underlayments that are placed between the new floor and the sub-floor, insulating sound and cushioning the floors.  In addition, we sell flooring tools, floor cleaning supplies and butcher block kitchen countertops.

Finishing.  In order to control the quality of our Bellawood brand, we maintain a finishing facility in Toano, Virginia.  In 2013, we finished more than 26 million square feet of flooring, primarily our Bellawood products.  The quality of this process results in Bellawood hardwood products having one of the highest scuff resistant finishes in the industry.

Our current equipment and capacity allow us to effectively finish approximately 83% of the current Bellawood demand. To supplement the balance needed, we certify and continually monitor the finishing processes of certain mills in both North America and South America.  In 2014 and over the next several years, we intend to invest in the equipment and processes needed to significantly enhance our capacity to finish Bellawood products in our Toano facility.

Supply Chain.  We are committed to our complete product assortment being available to meet our customers’ expectations more timely than our competitors.  We have a strategic, multi-year initiative to optimize our supply chain, supporting our continued store base expansion while focused on continuous improvement in the efficiency and effectiveness of our supply chain operations.

In 2013, we operated distribution facilities in Hampton Roads and Toano, Virginia, and a small facility in Toronto, Canada.  We also lease the services of a third party consolidation center in China to break bulk shipments from mills into quantities and assortments that can be sent directly to our store locations.  On average, each store location has approximately 4,400 to 6,000 square feet of warehouse space stocked with a combination of customer-specific inventory waiting to be picked up or delivered and inventory levels of certain products we believe the customer expects to be immediately available.  Where possible, we work with our mills to ship certain products directly to our stores, or in rare cases, to our customers.

Our product is generally transported boxed and palletized, and the weight of our product generally increases our supply chain costs.  Our transportation costs are significant, representing 8.7% of net sales in 2013, and are impacted by international container rates, customs and duty charges, and domestic fuel costs.  Our supply chain initiatives seek the lowest rates, reductions in the number of miles traveled and the most efficient means to minimize the total cost per mile.  Transportation costs include:

•	international and domestic inbound transportation to either our distribution centers or stores;

•	transportation charges from our distribution centers to our stores;

•	transportation charges between stores; and

•	third party delivery services from our stores to our customers.

In August 2013, we reached agreements to strengthen the long-term structure of our supply chain through the consolidation and expansion of our distribution facilities.  We entered into a lease for a 500,000 square foot distribution center in Pomona, California and agreed to purchase 110 acres of undeveloped land in Henrico County, Virginia where we are constructing a 1.0 million square foot distribution center.

We expect the West Coast facility to be fully operational in the first quarter of 2014, providing customers shopping in our stores west of Texas even greater flexibility in the timing of their flooring projects.  The new facility in Henrico County, Virginia is expected to be fully operational late in the fourth quarter of 2014 and will consolidate the operations currently in 750,000 leased square feet across four separate buildings in the Hampton Roads area of Virginia.  While immediately providing greater efficiency, this new facility will also provide significant flexibility for store base expansion.

Our Unique Store Model

Our stores are approximately 6,000 to 7,000 square feet, which includes a showroom format designed to emphasize our products and a small warehouse.  We adapt a range of existing buildings to our format, from free-standing to strip center to small shopping center.  Flooring generally is a considered, well-researched purchase, and we believe our value proposition makes us a destination location.  Therefore, we are able to seek locations with generally lower rent than those retail concepts requiring high traffic or impulse purchases.  We enter into short leases, generally for a base term of five years, with renewal options to maximize our real estate flexibility.  We believe that our store design and locations reinforce our customers’ belief that they get a good deal when they buy from us.

Through 2011, we targeted locations that placed high significance on visibility to passing traffic and easy access from major highways.  Thereafter, we have sought locations with certain retail synergies, including home improvement.  Through 2012, we employed various showroom designs with a target of 1,000 to 1,200 square feet and allocated the remaining space to warehousing.  In January 2013, we began using the initial design of an expanded store showroom to enhance the shopping experience for our customers.  We refer to this showroom, coupled with an improved store warehouse design, as our “store of the future.”  The store of the future retains our targeted location size but expands the average showroom to a structured design of approximately 1,600 square feet.  Each of our 30 new stores opened in 2013 utilized the store of the future design.  In addition, through December 31, 2013, we had remodeled 22 existing stores to the new format, including six stores relocated within the primary trade area.  We expect all of our new stores and all of our existing stores that we remodel or relocate to will be in this format.

Our store showrooms have wall racks holding one-foot by two-foot display boards of our flooring products, presented within color palate and in a good-better-best format, and larger sample squares serving as the showroom floor.  The showroom also displays an expanded selection of flooring enhancements and accessories to install, complement and maintain a customer’s new floor.

A typical store staff consists of a manager and two to three associates, with a compensation structure that generally weights sales-driven commission bonuses over relatively low base salaries.  The store manager is responsible both for store operations and for overseeing our customers’ shopping experience.  A store’s warehouse is stocked with a combination of that store’s most popular products and high-volume items, as well as customer-specific inventory waiting to be picked up or delivered.  In-store merchandise inventory levels are impacted by sales volume, distance from a distribution center, sales mix and warehouse size.  At December 31, 2013, in-store inventory ranged as high as $900,000 per store, but averaged approximately $400,000 per store.  By generally requiring a 50% deposit when an order is placed for product not taken home that day, we reduce store-level working capital requirements.

Our People as Flooring Experts

A flooring purchase is generally a large-ticket, discretionary purchase that most residential homeowners purchase infrequently.  Few home improvements, however, have as much consequence to the ambience of a room as the flooring.  A flooring purchase is often well-researched, but can be highlighted by emotion.  A large segment of residential homeowners are in need of a trusted expert, whether as a guide through a range of flooring alternatives and services or as a resource to a do-it-yourself (“DIY”) customer.  We train and position our store management and associates to establish these individual customer relationships, which often last beyond the current purchase to subsequent purchases for additional rooms in the existing house or even to remodeling of a new home.

In conjunction with our Best People initiative, we place an emphasis on identifying, hiring and empowering top performing employees who share a passion for our business philosophy.  Many of our store managers have previous experience with the home improvement, retail flooring or flooring installation industries.  We provide continuous training for our store associates, from topic-specific modules offered on our intranet to participation in our Lumber Liquidators University (“LLU”) program.  LLU is an annual training event for all of our regional and store managers that focuses on enhanced selling techniques, in-depth product training and strategic discussions with senior executives.

We divide our U.S. stores into three primary geographic regions, each with a vice-president of sales, and further segregate stores into regions with 10 to 15 stores overseen by a regional manager.  At least one store in each region is designated as a training store, adding to the skills of existing associates, sharing best practices and developing future store managers.  Our hours of operation are generally less than traditional retail and sales are less weighted to weekends.  Combined with a low number of associates supervised per location and average annual compensation of $80,000 to $90,000, we believe our store manager position is valued in retail and our turnover is low.

Sales Approach

We seek to appeal to customers who desire a high-quality product at an attractive value.  We sell our products principally to existing homeowners who we believe represent over 90% of our customer count.  Most of our other sales are to contractors, who are primarily small businesses that are either building a limited number of new homes or have been hired by a residential owner to put in a new floor.

Historically, our customers are in their mid-30’s or older, are well-educated and have income levels above the average domestic household.  We have found that homeowners prefer an assortment with a range of characteristics, including appearance and durability, ease of installation, renewability of resources, and specific aspects of engineered, vinyl plank and laminate flooring.  Our research indicates that our customers will choose to replace their flooring primarily after they have lived in the home for a certain number of years, when a life event occurs such as a change in household members, and prior to or shortly after moving into a new home.  According to Catalina Research, Inc. (“Catalina”), approximately 28% of buyers of an existing home undertake some type of flooring replacement project in the first year of ownership.

Our primary focus has been on customers who are passionate about their flooring purchase and who often define themselves as DIY.  In recent years, we believe our value proposition has reached, and resonated with, both the DIY customer and a customer considered more “casual.”   The casual consumer generally has less knowledge of the range of hard surface flooring products available or the purchase process itself, including the key questions needed for the best flooring solution.  In comparison to the DIY customer, this customer generally requires a broader range of assistance from our sales associates and traditionally selects additional services such as delivery and installation.

We compete for the DIY and more casual customers in a highly fragmented marketplace, where we believe no one retailer has captured more than a 15% share of the market for hardwood flooring.  We believe the majority of the market consists of local one-store flooring retailers, small chains of stores that may specialize in one or two flooring categories and a limited number of regional chains.  While these independent retailers once numbered over 13,000 and suffered during the downturn in residential home improvement, Catalina estimates there are still 9,000 specialty floor coverings stores.

We also compete against the national home improvement warehouse chains, including Home Depot and Lowe’s, which together have over 4,000 store locations.  Catalina estimates that Lumber Liquidators, Home Depot and Lowe’s combined represent approximately one-third of hardwood flooring retail sales.  We believe we have a greater market share in the products we sell, and further believe our product categories represent less than 2% of sales at an average Home Depot or Lowe’s store.

We are the largest specialty retailer of hardwood flooring in North America, and we capture market share from competitors ranging from the local store to the national home improvement chain by offering the strongest, most complete value proposition, aggressively broadening the reach and frequency of our marketing and advertising, and delivering a complete flooring solution with expertise and continuing service.

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

We increase brand awareness in a variety of ways, including celebrity endorsements and product placement opportunities.  We have on-going relationships with respected, well-known home improvement celebrities Bob Vila and Ty Pennington.  Bob Vila, in particular, has been associated specifically with our Bellawood brand for several years.

To increase brand awareness, we conduct ad campaigns on both a national and local level using both traditional and new media.  We work with shows such as HGTV’s “Dream Home Sweepstakes” and “This Old House”, which use our products and enable potential customers to see both what our flooring will look like after installation and the relative ease with which it can be installed.  In addition, we use targeted television advertising across both cable and national networks.  We engage in sports marketing by participating in opportunities with, among others, Major League Baseball and National Basketball Association teams.  On the Internet, our advertising efforts include the use of banner advertising, sponsoring links on well-known search engines, having storefronts with large e-tailers and having a large network of online affiliate partners.  We also utilize local and national radio, primarily for promotional messaging.

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

Financing.  We offer our residential customers a financing alternative through a proprietary credit card, the Lumber Liquidators credit card, underwritten by a third party financial institution at no recourse to us.  This program serves the dual function of providing financial flexibility to our customers and offering us promotional opportunities featuring deferred interest, which we often combine with product promotions.  Our customers may also use their Lumber Liquidators credit card to tender installation services provided by our third party service provider.

   We offer our commercial customers a financing alternative through the Lumber Liquidators Commercial Credit Program, A Credit Line for Pros.  This program is underwritten by a third party financial institution, generally at no recourse to us.  The commercial credit program also provides our professional customers a range of additional services that we believe add efficiency to their businesses.

Services

We have an integrated multi-channel sales model that enables our stores, call center, website and catalogs to work together in a coordinated manner.  We believe that due to the average size of the sale and the general infrequency of a hardwood flooring purchase, many of our customers conduct extensive research using multiple channels before making a purchase decision.  Our research indicates that the average length for a hardwood flooring purchase, from initial interest to sale, is approximately 100 days.

As flooring experts, we strive to support all stages of the purchase cycle.  Our objective is to help the consumer throughout the process from aspiration to installation advice, whether in our store or in their home.  Our sales strategy emphasizes customer service by providing superior, convenient, educational tools for our customers to learn about our products and the installation process.  Our website contains a broad range of information regarding our floors and accessories.  Visitors to our website can search through a comprehensive knowledge base of tools on wood flooring, including browsing product reviews, frequently asked questions and an extensive “before and after” gallery from previous customers, as well as research detailed product information and how-to videos that explain the installation process.  A consumer also has the ability to chat live with a flooring expert for questions about a flooring purchase or installation, either online or over the phone.  We have also developed several new responsive mobile, tablet and website functions to assist consumers with their flooring choice.  For example, our Designer Toolbox brings together several functions such as a virtual room designer and Color Match, which allows customers to match their floor to a specific color, cabinet, furniture or competitive option.

Flooring samples of all the products we offer are available in our stores, and can be ordered through our call center and website.  In addition, our iPhone and iPad app, The Floor Finder, gives consumers access to approximately 200 digital samples as well as a variety of tools designed to facilitate flooring purchase decisions, including visualizing any floor in their own home.  The app also gives consumers flooring specifications, such as hardness and installation information.  We engage and interact in social media in order to connect to our consumers in the most convenient manner possible as well as build relationships with our satisfied customers.  We have an active presence on Facebook, Pinterest, YouTube and three unique Twitter accounts.

We strive to use our various sales channels to make our customers’ transactions easy and efficient.  Customers can purchase our complete assortment of products in our stores, or through our call center, website, a smartphone or a tablet.  The prices available on our website and from our call center are the same as the prices in our stores.  Once an order is placed, customers may have their purchases delivered or pick them up at a nearby store location.  Our average sale was approximately $1,705 in 2013, and generally represents one or two rooms of flooring.  We define “average sale” as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).  Our goal is to provide our customers with everything needed to complete their flooring project – to remove the existing floor, install the new floor with complementary moldings and accessories, and finally, maintain the floor for its lifetime.

We are committed to responding timely to all of our potential and existing customers.  Our call center is staffed by flooring experts cross-trained in sales, customer service and product support.  In addition to receiving telephone calls, our call center associates chat online with visitors to our website, responds to emails from our customers and engages in telemarketing activities.  Customers can contact our call center to place an order, to make an inquiry or to order a catalog.

Store to Customer Delivery.  Once an order is placed, a customer chooses to pick up at a nearby store location or have their purchases delivered.  We engage third parties to deliver our products from the store to an address designated by the customer.  The cost of the delivery varies based on weight and distance, and we pass our actual cost onto the customer with a small markup to cover administration.  In 2013, actual third party delivery charges included in cost of sales were 91% of the delivery revenue included in net sales.  As our value propositions has resonated with a more casual customer, we have seen greater use of delivery, to approximately 14% of our customers in 2013 compared to approximately 11% in 2012.  We believe our attachment of delivery services will continue to increase as we attract more casual consumers.

Installation.  In each of our stores, we provide fully-insured and licensed professional installation services to measure and install flooring at competitive prices.  Through 2012, these services were managed through a national arrangement with a third party.  In 2013, we began testing structural alternatives to the current installation arrangement.  These alternatives focus on our own associates performing certain customer-facing services and managing the actual installation services provided by third party, fully-insured and licensed professionals in each market.  Customer-facing services are consultative in nature, providing the customer with a primary contact from initial in-home measurement to final approval of the installed floor.

Under the arrangement with the third party, we receive certain reimbursements based upon our customers’ use of their services, with which we offset certain other expenses.  Service revenue for installation transactions we control are included in net sales, with the corresponding costs in cost of sales.  The gross margin on these transactions was less than the company average.  In both 2013 and 2012, less than 8% of our customers chose installation services.  We believe our greater interaction with the customer and greater control over the third party services provided will ultimately result in higher utilization by the customer.

Market

According to the July 2013 Floor Coverings Industry report and quarterly updates from Catalina, the hardwood flooring market represents approximately 11% of the overall U.S. floor coverings market, which includes carpet and area rugs, solid and engineered hardwood, softwood and bamboo flooring, ceramic and stone floor and wall tile, resilient sheet and floor tile, and laminate flooring.  Due to improvements in the quality and construction of certain products, ease of installation and lower average retail price points, hardwood flooring’s share of the overall U.S. floor coverings market continues to increase, primarily by taking share from soft surface flooring.  Using Catalina estimates as a basis, we believe the 2013 retail value of the U.S. hardwood and laminate flooring markets were approximately $4.2 billion and $1.8 billion, respectively.  Our share of the combined market was approximately 10.2% considering these products were approximately 64% of our sales mix in 2013.

The residential replacement wood flooring market is dependent on home-related, large-ticket discretionary spending, which is itself influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally.  We believe this market is impacted by, among other things, home remodeling activity, employment levels, housing turnover, home prices, new housing starts, consumer confidence, borrowing rates, credit availability and the general health of consumer discretionary spending.  Overall, a number of these factors generally improved during both 2012 and 2013.  However, many remain at levels lower than historical averages.  We expect continued strengthening over time, but marked by periodic volatility when our customer is likely to be cautious and price-sensitive.

Catalina projects the hardwood flooring market will average annual growth of 5.0% per year through 2018, and perhaps greater, subject to the pace of macroeconomic recovery.  We believe floor covering sales lag single-family existing homes sales by approximately one year.  As such, we believe we are well-positioned to benefit from an improving housing market in the coming years. We continue to believe that the longer term trends for our market remain favorable, including customer perception of hardwood flooring as an attractive alternative to other floor coverings, the evolution of the hardwood flooring market, overall home improvement spending and certain demographic trends.

Employees

As of December 31, 2013, we had 1,750 employees, 95% of whom were full-time and none of whom were represented by a union.  Of these employees, 70% work in our stores, 18% work in corporate store support infrastructure or similar functions (including our call center employees) and 12% work either on our finishing line or in our distribution centers.  We believe that we have good relations with our employees.

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

Government Regulation

We are subject to extensive and varied federal, provincial, state and local government regulations in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, zoning and fire codes. We operate each of our stores, offices, finishing facility and distribution centers in accordance with standards and procedures designed to comply with applicable laws, codes and regulations.

Our operations and properties are also subject to federal, provincial, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and cleanup of contaminated properties, including off-site disposal locations.  We do not incur significant costs complying with these laws and regulations.  However, we could be subject to material costs, liabilities or claims relating to compliance in the future, especially in the event of changes in existing laws and regulations or in their interpretation.

Our suppliers are subject to the laws and regulations of their home countries, including in particular laws regulating labor, forestry and the environment.  We consult with our suppliers, as appropriate, to ensure that they are in compliance with their applicable home country laws.  We also support social and environmental responsibility among our supplier community and our suppliers agree to comply with our expectations concerning environmental, labor and health and safety matters.  Those expectations include representations and warranties that our suppliers comply with the laws, rules and regulations of the countries in which they operate.

Products that we import into the United States and Canada are subject to laws and regulations imposed in conjunction with such importation, including those issued and/or enforced by U.S. Customs and Border Protection and the Canadian Border Services Agency.  In addition, certain of our products are subject to laws and regulations relating to the importation, acquisition or sale of illegally harvested plants and plant products and the emissions of hazardous materials.  We work closely with our suppliers in order to comply with the applicable laws and regulations in these areas.

We believe that we currently conduct, and in the past have conducted, our activities and operations in substantial compliance with applicable laws and regulations relating to the environment and protection of natural resources.  However, there can be no assurance that such laws will not become more stringent in the future or that we will not incur additional costs in the future in order to comply with such laws.

Available Information

We maintain a website at www.lumberliquidators.com. The information on or available through our website is not, and should not be considered, a part of this report. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the Securities and Exchange Commission (“SEC”) free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  In addition, you may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Item 1A. Risk Factors.

The risks described below could materially and adversely affect our business, results of operations, financial condition and cash flows. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally, as well as other risks that are not presently known to us or that we currently consider to be immaterial.

Risks Related to Economic Factors and Our Industry

Changes in economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with whom we do business to suffer financial hardship, all of which could adversely impact our business, results of operations and financial condition.

Our business, financial condition and results of operations have and may continue to be affected by various economic factors.  Changes in the current economic environment and uncertainty about the future could lead to reduced consumer and business spending, including by our customers.  Such changes may also cause customers to shift their spending to products we either do not sell or do not sell as profitably.  Further, a reduced access to credit may adversely affect the ability of consumers to purchase our products.  This potential reduction in access to credit may include our ability to offer customers credit card financing through third party credit providers on terms similar to those offered previously, or at all.  In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers.  If such conditions deteriorate, our industry, business and results of operations may be severely impacted.

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

We operate in the wood flooring industry, which is highly fragmented and competitive.  We face significant competition from national and regional home improvement chains, national and regional specialty flooring chains, Internet-based companies and privately-owned single-site enterprises.  We compete on the basis of price, customer service, store location and range, quality and availability of the hardwood flooring that we offer our customers.  Our competitive position is also influenced by the availability, quality and cost of merchandise, labor costs, finishing, distribution and sales efficiencies and our productivity compared to that of our competitors.  As we expand into new and unfamiliar markets, we may face different competitive environments than in the past.  Likewise, as we continue to enhance and develop our product offerings, we may experience new competitive conditions.

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

We rely on a select group of international suppliers to provide us with flooring products that meet our specifications. In 2013, approximately 50% of our product was sourced from Asia, approximately 7% was sourced from South America and approximately 3% was sourced from other locations outside of North America.  As a result, we are subject to risks associated with obtaining products from abroad, including:

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

We rely on a concentrated number of suppliers for a significant portion of our supply needs.  We generally do not have long-term contracts with our suppliers, and we typically obtain our hardwood supplies on an order-by-order basis, writing orders for future deliveries from 90 to 180 days before delivery.  In the future, our suppliers may be unable to supply us, or supply us on acceptable terms, due to various factors, which could include political instability in the supplier’s country, a supplier’s financial instability, inability or refusal to comply with applicable laws, trade restrictions or tariffs, duties, insufficient transport capacity and other factors beyond our control.  If we can no longer obtain merchandise from our larger suppliers, or they refuse to continue to supply us on commercially reasonable terms or at all, and we cannot find replacement suppliers, we could experience deterioration in our net sales and operating results.

If we fail to identify and develop relationships with a sufficient number of qualified suppliers, our ability to obtain products that meet our high quality standards could be harmed.

We purchase flooring directly from mills located around the world.  We believe that these direct supplier relationships are relatively unique in our industry.  In order to retain the competitive advantage that we believe results from these relationships, we need to continue to identify, develop and maintain relationships with qualified suppliers that can satisfy our high standards for quality and our requirements for hardwood in a timely and efficient manner.  The need to develop new relationships will be particularly important as we seek to expand our operations and enhance our product offerings in the future.  Any inability to do so could reduce our competitiveness, slow our plans for further expansion and cause our net sales and operating results to deteriorate.  Moreover, the failure of our existing suppliers to adhere to the quality standards that we set for our products could lead to litigation and recalls, which could damage our reputation and our brands, increase our costs, and otherwise hurt our business.

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

We face an inherent risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in economic loss, personal injury or property damage.  In the event that any of our products proves to be defective, we may be required to recall or redesign such products.  Further, in such instances, we may be subject to legal action.  We maintain insurance against some forms of product liability claims, but such coverage may not be adequate for liabilities actually incurred.  A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our net sales and operating results.

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

Certain portions of our operations are subject to laws and regulations governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain hazardous materials and wastes, the remediation of contaminated soil and groundwater and the health and safety of employees.  If we are unable to extend or renew a material approval, license or permit required by such laws, or if there is a delay in renewing any material approval, license or permit, our net sales and operating results could deteriorate or otherwise cause harm to our business.

With regard to our products, we may spend significant time and resources in order to comply with applicable advertising, importation, exportation, environmental, health and safety laws and regulations.  If we should violate these laws and regulations, we could experience delays in shipments of our goods, be subject to fines or penalties, be liable for costs and damages, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.  Further, if such laws and regulations should change, we may experience increased costs or incur decreased efficiency in order to adhere to the new standards.

We are involved in a number of legal proceedings and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business, financial condition and results of operations.

We are, or may become involved, in legal proceedings, government and agency investigations, and consumer, employment, tort and other litigation (see discussion of Legal Proceedings in Item 3 of this Report and Note 11 to the consolidated financial statements included in Item 8 of this Report).  We cannot predict with certainty the outcomes of these legal proceedings.  The outcome of some of these legal proceeding could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money adversely affecting our financial condition and results of operations.  Additionally, defending against lawsuits and proceedings may involve significant expense and diversion of management's attention and resources.

Increasing our net sales and profitability depends substantially on our ability to open new stores and is subject to many unpredictable factors.

As of December 31, 2013, we had 318 stores throughout the United States and Canada, 168 of which we opened after January 1, 2009.  We plan to open a significant number of new stores during each of the next several years.  This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits.  Our future results will depend on various factors, including the following:

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

While future net sales growth will depend substantially on our plans for new store openings, the level of comparable store net sales (which represent the change in period-over-period net sales for stores beginning their thirteenth full month of operation) will also affect our net sales growth and business results.  Among other things, increases in our baseline store volumes and the number of new stores opened in existing markets, which tend to open at a higher base level of net sales, will impact our comparable store net sales.  As a result, it is possible that we will not achieve our targeted comparable store net sales growth or that the change in comparable store net sales could be negative.  If this were to happen, net sales and profit growth would be adversely affected.

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

Our Toano facility serves as our corporate headquarters and, among other things, houses our primary computer systems, which control our management information and inventory management systems.  In addition, we currently finish approximately 83% of all Bellawood products, as well as small quantities of certain other products, there.  In 2013, Bellawood hardwood flooring accounted for approximately 12% of our net sales.  Further, the Toano facility, along with our facilities in Hampton Roads, serves as our primary distribution centers.  If the Toano facility, the Hampton Roads facilities or our inventory held in those locations were damaged or destroyed by fire, wood infestation or other causes, our entire finishing and/or distribution processes would be disrupted, which could cause significant lost production and delays in delivery.  This could impede our ability to stock our stores and deliver products to our customers, and cause our net sales and operating results to deteriorate.

Business and operation risks exist in connection with our West Coast distribution center and the construction of our East Coast distribution center.

In 2013, we purchased 110 acres of undeveloped land in Henrico County, Virginia where we are constructing a 1.0 million square foot distribution center.  This is our first real estate purchase and involves significant investment of capital and resources.  If we are unable to manage the construction process and experience delays and/or cost overruns, our operating results and efficiencies may be impacted negatively.

Further, we entered into a lease for a 500,000 square foot distribution center in Pomona, California.  Historically, our warehouse operations have been consolidated on the East Coast.  The cost of operating this new facility may exceed our expectations and we may not achieve the benefits that we anticipate from this new facility.  Further, we may face challenges relating to the management of inventory in separate warehouse facilities located on opposite coasts.

The operation of stores in Canada may present increased risks due to our limited experience with that market.

We opened our first stores in Canada in 2011 and currently operate nine store locations there.  As a result of our limited experience in the Canadian market, these stores may be less successful than we expect.  Additionally, greater investments in advertising and promotional activity may be required to continue to build brand awareness in that market.  Furthermore, we have limited experience with the legal and regulatory environments and market practices outside of the United States and cannot guarantee that we will be able to operate profitably in the Canadian market or in a manner and with results similar to our U.S. stores.  We may also incur increased costs in complying with applicable Canadian laws and regulations as they pertain to both our products and our operations.

The operation of our Representative Office in China may present increased legal and operational risks.

In September 2011, we established a representative office in Shanghai, China to control our product sourcing in Asia.  Our experience with the legal and regulatory practices and requirements in China is limited.  As a result, we may incur costs in complying with applicable Chinese laws and regulations that exceed our expectations.  Further, if we fail to comply with applicable laws and regulations, we could be subject to legal risk.

Failure to effectively manage our third party installers may present increased legal and operational risks.

We manage certain third party installers who provide installation services to some of our customers. As such, in some jurisdictions, we are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of our third party installers. We have established processes and procedures designed to manage these requirements and ensure customer satisfaction with the services provided by our third party installers. If we fail to manage these processes effectively or provide proper oversight of these services, our net sales, profitability and reputation could be harmed.

Failure to manage our growth effectively could harm our business and operating results.

Our plans call for a significant number of new stores, and increased orders from our website, call center and catalogs. Our existing management information systems, including our store management systems and financial and management controls, may be unable to support our expansion.  Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain regional managers, store managers and store associates.  We may not respond quickly enough to the changing demands that our expansion will impose on our management, associates and existing infrastructure.  Any failure to manage our growth effectively could harm our business and operating results.

Our insurance coverage and self-insurance reserves may not cover future claims.

We maintain various insurance policies for employee health, workers’ compensation, general liability and property damage.  We are self-insured on certain health insurance plans and are responsible for losses up to a certain limit for these respective plans.  We continue to be responsible for losses up to a certain limit for general liability and property damage insurance.  Beginning in 2013, we are self-insured with regard to workers’ compensation coverage, in which case we are responsible for losses up to certain retention limits on both a per-claim and aggregate basis.

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

As of December 31, 2013, we lease our Toano facility, which includes a store location, and 29 of our other store locations from entities owned, in whole or in part, by Tom Sullivan, our founder and current chairman of our board of directors.  Although our percentage of total stores leased from such entities has decreased over the last year, this concentration of leases subjects us to risk in the event action or inaction by Tom or such entities impacts our leasehold interests in the locations.

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

Our success depends in part on our ability to attract, hire, train and retain qualified managers and associates.  Buying hardwood flooring is an infrequent event, and typical consumers have very little knowledge of the range, characteristics and suitability of the products available to them before starting the purchasing process.  Therefore, consumers in the hardwood flooring market expect to have sales associates serving them who are knowledgeable about the entire assortment of products offered by the retailer and the process of choosing and installing hardwood flooring.  As a result, competition for qualified store managers and sales associates among flooring retailers is intense.  We may not succeed in attracting and retaining the personnel we require to conduct our current operations and support our potential future growth.  In addition, as we expand into new markets, we may find it more difficult to hire, motivate and retain qualified employees.

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

We believe that our growth was achieved in part through our successful investment in local and national advertising.  Historically, we have used extensive advertising to encourage customers to drive to our stores, which were typically located some distance from population centers in areas that have lower rents than traditional retail locations.  Further, a significant portion of our advertising was directed at the DIY consumer.  While our marketing strategy continues to support our real estate strategy and remains focused on retaining the DIY customer, we have broadened the reach and frequency of our advertising to increase the recognition of our value proposition and the number of customers served.  We may need to further increase our advertising expense to support our business strategies in the future.  If our advertisements fail to draw customers in the future, or if the cost of advertising or other marketing materials increases significantly, we could experience declines in our net sales and operating results.

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

Our intellectual property is material to the conduct of our business.  The successful implementation of our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our name and logo and the names and logos of our brands.  We may incur significant costs and expenses relating to our efforts to enforce our intellectual property rights.  If our efforts to protect our intellectual property are inadequate, or if any third party infringes on or misappropriates our intellectual property, the value of our brands may be harmed, which could adversely affect our business and might prevent our brands from achieving or maintaining market acceptance.

We may initiate claims or litigation against parties for infringement of our intellectual property rights or to establish the invalidity, non-infringement, or unenforceability of the proprietary rights of others. Likewise, we may have similar claims or litigation brought against us by competitors and others.  Under either situation and regardless of any ultimate determination on the merits, we could incur significant expense and be forced to divert the efforts of key employees from our operations.  Moreover, such claims or litigation could harm our image, brand or competitive position and cause us to incur significant penalties and costs.

Risks Relating to Our Common Stock

Our common stock price may be volatile and all or part of any investment in our common stock may be lost.

The market price of our common stock could fluctuate significantly.  Those fluctuations could be based on various factors in addition to those otherwise described in this report, including:

•	our operating performance and the performance of our competitors;

•	the public’s reaction to our filings with the SEC, our press releases and other public announcements;

•	changes in recommendations or earnings estimates by research analysts who follow Lumber Liquidators or other companies in our industry;

•	variations in general economic conditions;

•	actions of our current stockholders, including sales of common stock by our directors and executive officers;

•	the arrival or departure of key personnel; and

•	other developments affecting us, our industry or our competitors.

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

Our quarterly operating results may fluctuate significantly because of various factors, including:

•	changes in comparable store net sales and customer transactions, including as a result of declining consumer confidence or the introduction of new products;

•	the timing of new store openings and related net sales and expenses;

•	profitability and performance of our stores;

•	the timing of remodels and relocations of existing stores and related net sales and expenses;

•	the impact of inclement weather, natural disasters and other calamities;

•	variations in general economic conditions;

•	the timing and scope of sales promotions and product introductions;

•	changes in consumer preferences and discretionary spending;

•	fluctuations in supply prices; and

•	tax expenses, impairment charges and other non-operating costs.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, stock-based compensation, lease accounting, sales returns reserves, inventories, self-insurance, income taxes, unclaimed property laws and litigation, etc. are highly complex and involve many subjective assumptions, estimates and judgments by our management.  Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

As of February 17, 2014, we operated 325 stores located in 46 states and Canada, including seven opened since December 31, 2013.  In addition to our nine stores in Ontario, Canada, the table below sets forth the locations (alphabetically by state) of our 316 U.S. stores in operation as of February 17, 2014.

State	Stores	State	Stores	State	Stores	State	Stores
Alabama	5	Iowa	3	Nevada	3	Rhode Island	1
Arizona	5	Kansas	3	New Hampshire	5	South Carolina	5
Arkansas	2	Kentucky	4	New Jersey	13	South Dakota	1
California	29	Louisiana	5	New Mexico	1	Tennessee	6
Colorado	6	Maine	3	New York	17	Texas	25
Connecticut	5	Maryland	6	North Carolina	11	Utah	2
Delaware	3	Massachusetts	9	North Dakota	1	Vermont	1
Florida	20	Michigan	8	Ohio	11	Virginia	12
Georgia	10	Minnesota	5	Oklahoma	2	Washington	7
Idaho	2	Mississippi	2	Oregon	3	West Virginia	3
Illinois	15	Missouri	5	Pennsylvania	17	Wisconsin	5
Indiana	7	Nebraska	2

We lease all of our stores and our corporate headquarters located in Toano, Virginia, which includes our call center, corporate offices, and distribution and finishing facility. Our corporate headquarters has 307,784 square feet, of which approximately 32,000 square feet are office space, and is located on a 74-acre plot.  In addition, we currently lease 753,661 square feet near the port in the Hampton Roads area in Virginia and 504,016 square feet in Pomona, California as our primary distribution facilities.  We own approximately 110 acres of undeveloped land in Henrico County, Virginia where we are constructing a 1.0 million square foot distribution center.

As of February 17, 2014, 31 of our store locations are leased from related parties.  See discussion of properties leased from related parties in Note 5 to the consolidated financial statements included in Item 8 of this report and within Certain Relationships and Related Transactions, and Director Independence in Item 13 of this report.

Item 3. Legal Proceedings.

On August 30, 2012, Jaroslaw Prusak, a purported customer (“Prusak”), filed a putative class action lawsuit, which was subsequently amended, against us in the United States District Court for the Northern District of Illinois.  Prusak alleges that we willfully violated the Fair and Accurate Credit Transactions Act amendments to the Fair Credit Reporting Act in connection with electronically printed credit card receipts provided to certain of our customers.  Prusak, for himself and the putative class, seeks statutory damages of no less than $100 and no more than $1,000 per violation, punitive damages, attorney’s fees and costs, and other relief.  Prusak has filed a motion seeking certification of the putative class and the parties have each filed motions seeking summary judgment with regard to matters at issue in the case.  Those motions are currently pending before the Court.  Although we believe we have defenses to the claims asserted and have opposed the motion to certify the class, no assurances can be given of any particular result.  Given the uncertainty inherent in any litigation, the current stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.

On or about November 26, 2013, Gregg Kiken (“Kiken”) filed a securities class action lawsuit, which was subsequently amended, in the Federal District Court for the Eastern District of Virginia against us, our Founder, Chief Executive Officer and President, and Chief Financial Officer (collectively, the “Defendants”).  In the complaint, Kiken alleges that the Defendants made material false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects.  In particular, Kiken alleges that the Defendants made material misstatements or omissions related to our compliance with the federal Lacey Act and the chemical content of our wood products.  In addition to attorney’s fees and costs, Kiken seeks to recover damages on behalf of himself and other persons who purchased or otherwise acquired our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result.  We dispute Kiken’s claims and intend to defend the matter vigorously.  Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.

On or about January 14, 2014, the case of Lambert et al. v. Lumber Liquidators Holdings, Inc. was filed in the United States District Court for the Eastern District of Virginia by four plaintiffs (the “Original Plaintiffs”) on behalf of themselves and a class of persons in Virginia, Alabama and New York who purchased and installed our wood flooring that was sourced, processed or manufactured in China.  The Original Plaintiffs claim that we made certain misrepresentations regarding the chemical emission levels of the Chinese flooring products that we sell.  On February 11, 2014, an amended complaint was filed in which a number of additional plaintiffs and purported classes were added (collectively with the Original Plaintiffs, the “Plaintiffs”) and  the originally named defendant was replaced with a new one, Lumber Liquidators, Inc.  The amended complaint, which is captioned Williamson et al. v. Lumber Liquidators, Inc., also states additional claims concerning alleged noncompliance with the federal Lacey Act, namely the importation and sale of wood products that were originally harvested in Russia without valid authority.  The Plaintiffs accuse us of violating the Racketeering and Corrupt Organizations Act and assert dozens of other legal theories under federal and various state laws including but not limited to the Magnuson-Moss Warranty Act, breaching of express and implied warranties, and violating certain state consumer protection and deceptive practice laws.  The Plaintiffs seek actual, consequential and punitive damages, pre- and post-judgment interest, attorney’s fees and costs, and certain equitable and injunctive relief.  We dispute the Plaintiffs’ claims and intend to defend this matter vigorously.  Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.

We are also, from time to time, subject to claims and disputes arising in the normal course of business.  In the opinion of management, while the outcome of any such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on the results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “LL.”  We are authorized to issue up to 35,000,000 shares of common stock, par value $0.001.  Total shares of common stock outstanding at February 17, 2014 were 27,477,570, and we had seven stockholders of record.

The following table shows the high and low sales prices per share as reported by the NYSE for each quarter during the last two fiscal years.

	Price Range
	High	Low
2013:
Fourth Quarter	$119.44	$89.49
Third Quarter	113.13	78.51
Second Quarter	89.91	65.01
First Quarter	70.22	53.00

2012:
Fourth Quarter	$58.04	$48.14
Third Quarter	53.73	32.49
Second Quarter	33.79	23.47
First Quarter	25.17	17.38

Issuer Purchases of Equity Securities

The following table presents our share repurchase activity for the quarter ended December 31, 2013 (dollars in thousands, except per share amounts):

			Total Number
			of Shares	Maximum
			Purchased as	Dollar Value
	Total		Part of Publicly	that May
	Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans	Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
October 1, 2013 to October 31, 2013	23,000	$108.07	23,000	$24,461
November 1, 2013 to November 30, 2013 (1)	27,296	114.43	26,100	21,480
December 1, 2013 to December 31, 2013	48,100	95.93	48,100	16,866
Total	98,396	$103.90	97,200	$16,866
________________________

(1)	Includes 1,196 shares of our common stock repurchased at an aggregate cost of $143 thousand, or an average purchase price of $119.78 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the quarter ended December 31, 2013.
(2)   Except as noted in footnote 1 above, all of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase programs. Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012.  Our board of directors subsequently authorized two additional stock repurchase programs, authorizing the repurchase of up to an additional $50 million in common stock each.  These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively.

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

Performance Graph

The following graph compares the performance of our common stock during the period beginning December 31, 2008 through December 31, 2013, to that of the total return index for the NYSE Composite, the Dow Jones US Furnishings Index and the S&P SmallCap 600 Index (which includes Lumber Liquidators) assuming an investment of $100 on December 31, 2008.  In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed.  The indices are included for comparative purpose only.  They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013

Lumber Liquidators Holdings, Inc	$100.00	$253.79	$235.89	$167.23	$500.28	$974.34

Dow Jones US Furnishings Index	$100.00	$143.58	$188.17	$198.61	$223.97	$330.18

S&P Smallcap 600 Index	$100.00	$125.57	$158.60	$160.22	$186.37	$263.37

NYSE Composite	$100.00	$128.95	$146.69	$141.46	$164.45	$207.85

Item 6. Selected Financial Data.

The selected statements of income data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included in Item 8. “Consolidated Financial Statements and Supplementary Data” of this report.  This information should be read in conjunction with those audited financial statements, the notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

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

The selected balance sheet data set forth below as of December 31, 2011, 2010 and 2009, and income data for the years ended December 31, 2010 and 2009 are derived from our audited consolidated financial statements contained in reports previously filed with the SEC, which are not included herein.  Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share amounts)

Statement of Income Data
Net sales	$1,000,240	$813,327	$681,587	$620,281	$544,568
Comparable store net sales increase (decrease)(1)	15.8%	11.4%	(2.0)%	2.1%	0.0%
Cost of sales	589,257	504,542	440,912	404,451	349,891
Gross profit	410,983	308,785	240,675	215,830	194,677
Selling, general and administrative expenses	284,960	230,439	198,237	173,667	151,070
Operating income	126,023	78,346	42,438	42,163	43,607
Interest expense	—	—	—	—	2
Other (income) expense(2)	(442)	(140)	(587)	(579)	(500)
Income before income taxes	126,465	78,486	43,025	42,742	44,105
Provision for income taxes	49,070	31,422	16,769	16,476	17,181
Net income	$77,395	$47,064	$26,256	$26,266	$26,924
Net income per common share:
Basic	$2.82	$1.71	$0.95	$0.96	$1.00
Diluted	$2.77	$1.68	$0.93	$0.93	$0.97
Weighted average common shares outstanding:
Basic	27,484,790	27,448,333	27,706,629	27,384,095	26,983,689
Diluted	27,914,322	28,031,453	28,379,693	28,246,453	27,684,547

(1)  A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.
(2)  Includes interest income.

	As of December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except average sale data)
Balance Sheet Data
Cash and cash equivalents	$80,634	$64,167	$61,675	$34,830	$35,675
Merchandise inventories	252,428	206,704	164,139	155,131	133,342
Total assets	429,559	347,387	294,854	242,290	205,880
Customer deposits and store credits	22,377	25,747	18,120	12,039	9,805
Total debt and capital lease obligations, including current maturities	—	—	—	—	—
Total stockholders’ equity	309,329	234,541	215,084	180,505	148,434
Working capital(1)	245,207	187,118	167,248	146,118	124,100

Other Data
Total stores in operation	318	288	263	223	186
Average sale(2)	$1,705	$1,600	$1,560	$1,520	$1,560

(1)	Working capital is defined as current assets minus current liabilities.
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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Trends

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products.  We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at low prices designed to appeal to a diverse customer base. We believe our value proposition to the customer is the most complete and the strongest within a highly-fragmented hardwood flooring market.  Sourcing directly from the mill provides the foundation for this value proposition, strengthened by our unique store model and the industry expertise of our people.  At December 31, 2013, we sold our products through 318 Lumber Liquidators stores in 46 states in the United States (“U.S.”) and in Canada, a call center, websites and catalogs.

From 2011 through 2013, we continued to successfully implement our key strategic initiatives and strengthen our value proposition.  These key strategic initiatives include:

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

We believe our value proposition is unique within our industry, with strength from a balance of price, selection, quality, availability and the expertise of our people.  We believe we lead the industry in each of these five components and further investment will widen the advantage and drive market share gains.

We have experienced strong net sales trends, with 2013 up 23.0% following a 2012 increase of 19.3%, with net sales in comparable stores up 15.8% in 2013, following an increase of 11.4% in 2012.  We believe our message is resonating with a broader customer base as our measure of traffic in comparable stores, the number of customers invoiced, increased 9.2% in 2013, following an 8.9% increase in 2012.

We have expanded gross margin through initiatives across our operations, working individually and in combination to deliver multi-year benefit.  Gross margin has expanded 580 basis points in comparing 2013 to 2011, and 310 basis points in the past year.

Though we aggressively pursued market share through our advertising and marketing, continued to invest in our Best People initiative and reinvested benefits in new programs that will drive future growth, operating income increased 60.9% in 2013, following an 84.6% increase in 2012.  Operating margin has expanded 640 basis points in comparing 2013 to 2011, and 300 basis points in the past year.

In 2014, we intend to continue to focus on these multi-year initiatives in an effort to continue to expand our operating income. Our planned infrastructure investment will be the largest in our history, as we open key facilities in our supply chain, expand our finishing capacity and continue our store of the future rollout.  We expect our initiatives will result in gross margin expansion greater than operating margin expansion, as we continue to broaden the reach and frequency of our advertising to capture greater share from the casual consumer.  In addition, we expect to incur incremental legal and professional fees for legal defenses and certain costs related to internal reviews between $2.5 million and $3.5 million, with approximately half expected to be incurred in the first quarter of 2014.  We will continue our test of installation services, broaden the implementation of our Best People initiative and incur incremental costs as our distribution facilities are fully implemented.

Our Market

We operate primarily in the highly fragmented wood flooring market for existing homeowners.  This market is dependent on home-related, large-ticket discretionary spending, which is influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally.  In 2013, we continued to see a number of these factors improve overall, varying by region as they have historically, though with greater volatility in the second half of the year.  With most factors remaining below historical averages, we continue to expect strengthening over time, but marked by periodic volatility when our customer is likely to be cautious and price-sensitive.

Store of the Future

In January 2013, we began using the initial design of our expanded store showroom to enhance the shopping experience for our customers while retaining our low-cost approach to doing business. We refer to this showroom, coupled with an improved store warehouse design, as our “store of the future.” Each of our 30 new stores opened in 2013 utilized the store of the future design.  We are also remodeling existing stores to the new format through either a remodel in place or during relocation within the primary trade area.  In 2013, we remodeled 22 existing stores, including eight stores in the fourth quarter.  These 52 locations operating with the store of the future format represented 16.4% of our 318 unit store base at December 31, 2013, and 7.8% of our total net sales in 2013.

The store of the future retains our targeted location size of 6,000 to 7,000 square feet, but expands the average showroom to approximately 1,600 square feet from the 1,000 to 1,200 square feet previously targeted. The assortment of flooring options presented has expanded, grouped by product category, displayed within color palate and in a good-better-best format.  The assortment of moldings and accessories displayed has expanded significantly.  We believe the store of the future format has combined well with our advertising message resonating with a larger base of casual customers, our real estate strategy of locating stores in retail areas more familiar to the customer and increased in-store service levels through our Best People initiative.  Capital expenditures in the 30 new stores averaged approximately $250,000 per new location and approximately $180,000 for the 22 remodeled stores.  The new openings have generally exceeded our expectations and our historical store model as new store productivity reached a record high in 2013.  We are generally pleased with the performance of the remodeled locations, though the unit count against our population is very small and the months of operation per location after remodel is very low.

In 2014, we expect our 30 to 40 new store locations to be in the store of the future format, with openings weighted to the first half of the year.  In addition to the new stores, we expect to remodel 25 to 35 existing stores in the store of the future format, either in their current location or relocated within the primary trade area.

Supply Chain Optimization

In August 2013, we reached agreements to strengthen the long-term structure of our supply chain through the consolidation and expansion of our distribution facilities.  On the East Coast, we purchased 110 acres of undeveloped land in Henrico County, Virginia where we are constructing a 1.0 million square foot distribution center to consolidate and enhance existing operations, which currently utilize 750,000 square feet across four separate buildings.  We are targeting an opening date late in the fourth quarter of 2014.  On the West Coast, we are leasing a 500,000 square foot distribution center in Pomona, California to further strengthen the availability of our entire product assortment, particularly to those customers in the Western U.S.  This facility is expected to be fully operational by the end of the first quarter of 2014.

We expect capital expenditures for land, building and equipment to range up to $53 million for the East Coast facility, of which $8.4 million was incurred in 2013.  For the West Coast facility, we expect up to $4 million in capital expenditures, primarily for equipment, of which approximately half was incurred in 2013.  We expect to fund all expenditures using existing cash and operating cash flow.

In 2013, incremental selling, general and administrative (“SG&A”) expenses related to the West Coast distribution center were $0.5 million.  Once fully operational, we expect SG&A expenses, primarily occupancy and wages, up to $2.0 million per quarter, with full year 2014 incremental SG&A expenses of up to $7.5 million.  Once these facilities are fully operational, we expect a net benefit to operating income as our value proposition is strengthened, operations are more efficient and certain costs are lowered, including transportation and occupancy.

Share Repurchase

In 2012, our board of directors authorized the repurchase of up to $100.0 million of our common stock, and through December 31, 2013, we had repurchased approximately 2.1 million shares of our common stock, through open market purchases, using approximately $83.1 million in cash.

In January 2014, our board of directors increased the authorization by an additional $50.0 million.  We continue to believe the stock repurchase program is an important part of returning value to our shareholders, and expresses our long-term confidence in our proven store model and growth potential.

Results of Operations

Net Sales

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Net sales	$1,000,240	$813,327	$681,587
Percentage increase	23.0%	19.3%	9.9%

Number of stores open at end of period	318	288	263
Number of stores opened in period	30	25	40
	percentage increase (decrease)

Average sale[1]	6.6%	2.5%	2.8%
Average retail price per unit sold[2]	5.7%	0.2%	6.8%

Comparable stores[3]:
Net sales	15.8%	11.4%	(2.0)%
Customers invoiced[4]	9.2%	8.9%	(4.8)%
Net sales of stores operating for 13 to 36 months	21.8%	23.3%	12.0%
Net sales of stores operating for more than 36 months	14.9%	9.1%	(5.5)%

Net sales in markets with all stores comparable (no cannibalization)	18.2%	13.3%	2.2%
Net sales in cannibalized markets[5]	45.2%	33.3%	18.6%
 ___________________
1 Average sale, calculated on a total company basis, is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders)
2 Average retail price per unit sold is calculated on a total company basis and excludes non-merchandise revenue
3 A store is generally considered comparable on the first day of the thirteenth full calendar month after opening
4 Change in number of customers invoiced which is calculated by applying our average sale to total net sales at comparable stores
5 A cannibalized market has at least one comparable store and one non-comparable store

Net sales for 2013 increased $186.9 million, or 23.0%, over 2012 as net sales in comparable stores increased $128.2 million and net sales in non-comparable stores increased $58.7 million.  Net sales for 2012 increased $131.7 million, or 19.3%, over 2011 as net sales in comparable stores increased $77.2 million and net sales in non-comparable stores increased $54.5 million.

Net sales in comparable stores increased 15.8% comparing 2013 to 2012 with an increase of 9.2% attributable to the increase in the number of customers invoiced and an increase of 6.6% in the average sale.  Net sales in comparable stores increased 11.4% comparing 2012 to 2011 with an increase of 8.9% attributable to the increase in the number of customers invoiced and an increase of 2.5% in the average sale.  Net sales at comparable stores increased primarily due to the following factors:

•	We believe the number of customers invoiced in comparable stores has benefited from greater recognition of our value proposition due to our efforts to expand our advertising reach and frequency.

•	We believe the average sale benefited from increases in the average retail price per unit sold due primarily to changes in the sales mix of flooring products, stronger retail price discipline at the point of sale and increases in the sales mix of moldings and accessories. Moldings and accessories generally increase both the volume of units sold and the average retail price per unit sold.

•	We believe net sales at comparable stores in 2013 were positively impacted by 40 to 50 basis points due to the seven store locations serving communities recovering from the effects of Hurricane Sandy, and as a result, experiencing increases in net sales greater than average.

We expanded our store base unit count by 10.4%, 9.5% and 17.9% in 2013, 2012 and 2011, respectively, with 25, 17 and 20 locations, respectively, opened in existing markets where brand awareness tends to increase first year net sales per unit relative to a new market.

Gross Profit and Gross Margin

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Net Sales	$1,000,240	$813,327	$681,587
Cost of Sales	589,257	504,542	440,912
Gross Profit	$410,983	$308,785	$240,675
Gross Margin	41.1%	38.0%	35.3%

We believe that the significant drivers of gross margin expansion and their estimated impact compared to the prior year are as follows:

		Year Ended December 31,
Driver	Description	2013	2012[1]	2011[1]
		expansion (contraction) in basis points
Product	Cost of acquiring the products we sell from our suppliers, including the impact of our sourcing initiatives; Changes in the mix of products sold; Changes in the average retail price per unit sold; Changes in the average retail price and related cost of services, including installation.	300	230	140

Transportation	International and domestic transportation costs, including the impact of international container rates; Customs and duty charges; Fuel and fuel surcharges; Impact of mill shipments received directly by our stores; Transportation charges from our distribution centers to our stores; Transportation charges between stores and the cost of delivery to our customers.	20	30	(60)

All Other	Investments in our quality control procedures; Warranty costs; Changes in finishing costs to produce a unit of our proprietary brands; Inventory shrink; Net costs of producing samples.	(10)	10	(30)

Total Change in Gross Margin from the prior year		310	270	50
___________________

1  Certain amounts have been reclassified to conform to current year presentation

•	Product: Gross margin benefited from net shifts in our sales mix, lower net costs from our suppliers, certain operational efficiencies and a higher average retail price per unit sold.

o	Moldings and accessories, which generally produce a gross margin higher than flooring, increased within our total sales mix to 18.1% in 2013 from 16.3% in 2012 and 14.6% in 2011.

o	Greater customer preference for certain premium products, which generally produce a higher gross margin than the entry level or moderate products within a merchandise category.

o	Sourcing initiatives, including line reviews and the percentage of product we source direct from the mill, generally lowered net costs from our suppliers and increased vendor allowances.

o	Greater retail price discipline at the point of sale increased the average retail price per unit sold on like-kind product.

o
Gross margin was adversely impacted by an increase in customers choosing non-merchandise services including delivery and installation, which, in aggregate, produce a gross margin lower than merchandise net sales.

•	Transportation: Gross margin was impacted by changes in international and domestic transportation rates as well as certain operational efficiencies.

o	Negotiated international container rates for the importation of product from both China and South America were generally lower in 2013 than in 2012.

o
Average costs per domestic mile traveled between our distribution centers and stores were lower in 2013 primarily due to generally lower domestic fuel costs, partially offset by an increase in the total domestic miles traveled as we grew our store base and established initial inventory levels in our new West Coast distribution center.

o
Initiatives launched in 2012 enhanced the efficiency of supply chain operations. Significant transportation contracts were subject to line reviews and reduced per unit rates.  Enhanced reporting and control strengthened the accuracy of product movement and reduced inter-store transfers.

•
All Other Costs: In 2013 and 2012, gross margin benefitted from supply chain initiatives to improve the accuracy and visibility of product movement within the distribution centers and the stores, thereby lowering inventory shrink.  Expanded quality control operations and a greater number of sample requests offset this benefit.

Operating Income and Operating Margin

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Gross Profit	$410,983	$308,785	$240,675
SG&A Expenses	284,960	230,439	198,237
Operating Income	$126,023	$78,346	$42,438
Operating Margin	12.6%	9.6%	6.2%

The following table sets forth components of our SG&A expenses for the periods indicated, as a percentage of net sales.  Individual line items include the impact of our finishing operations, with a credit for these expenses included in other SG&A expenses.

	Year Ended December 31,
	2013	2012 [1]	2011 [1]
Total SG&A Expenses	28.5%	28.3%	29.1%
Salaries, Commissions and Benefits	12.1%	12.1%	11.8%
Advertising	7.6%	7.2%	7.7%
Occupancy	3.5%	3.7%	3.9%
Depreciation and Amortization	1.1%	1.2%	1.2%
Stock-based Compensation	0.6%	0.5%	0.6%
Other SG&A Expenses	3.6%	3.6%	3.9%

1 Certain amounts have been reclassified to conform to current year presentation

Operating income for 2013 increased $47.7 million over 2012 as the $102.2 million increase in gross profit was partially offset by a $54.5 million increase in SG&A expenses. Operating income for 2012 increased $35.9 million over 2011 as the $68.1 million increase in gross profit was partially offset by a $32.2 million increase in SG&A expenses.  The increase in SG&A expenses included the following:

•	Salaries, commissions and benefits increased in both 2013 and 2012 primarily due to higher accruals for our management bonus plan, greater benefit costs and higher commission rates earned by our store management. Additionally, 2013 included incremental salaries and commissions related to our test of structural installation alternatives and our supply chain optimization, including the start-up of our West Coast distribution center.

•	Advertising expenses in 2013 increased as a percentage of net sales as we continued to broaden our reach and frequency. Partially offsetting this increase in 2013 and providing a net reduction in comparing 2012 to 2011, we levered our national advertising campaigns over a larger store base and reallocated advertising to more effective media channels.

•	Occupancy costs increased due to store base expansion, expansion of our distribution network and in 2013, our supply chain optimization, but in each year, decreased as a percentage of net sales.

•	Stock-based compensation in 2013 included a special grant of restricted stock to certain members of management in March 2013 which will fully vest in March 2014. In addition, our chief executive officer, who does not participate in our annual grant of equity, was awarded a grant of stock options and restricted stock in March 2013 which resulted in approximately $0.6 million of expense in 2013.

•	Other SG&A expenses in 2013 included incremental legal and professional fees of approximately $1.5 million, approximately $0.5 million of costs related to the start-up of our West Coast distribution center and costs of certain programs under development, including international operations and our installation test. In 2012, other SG&A expenses decreased as a percentage of net sales primarily due to higher net sales and increased reimbursements from our primary installation partner, partially offset by higher bankcard discount rates related to certain extended-term promotional programs and approximately $0.5 million related to the resolution of a 2012 legal matter.

Provision for Income Taxes

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Provision for Income Taxes	$49,070	$31,422	$16,769
Effective Tax Rate	38.8%	40.0%	39.0%

The effective tax rate may vary due to changes in state taxes and certain reserves.  The increase in the 2012 effective tax rate was due to a $1.3 million valuation allowance recorded in the fourth quarter.  Our Canadian operations, which included the first stores opening in March 2011, had produced a cumulative net loss through 2012.  Management determined that the positive evidence supporting future realization of the deferred tax asset was outweighed by the more objectively verifiable negative evidence, and a full valuation allowance was recorded.  Absent the valuation allowance, the effective tax rate for 2013 and 2012 would have approximated 38.2% and 38.5%, respectively.

Net Income

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Net Income	$77,395	$47,064	$26,256
As a percentage of net sales	7.7%	5.8%	3.9%

Net income for the year ended December 31, 2013 increased 64.4% over the year ended December 31, 2012.  Net income for the year ended December 31, 2012 increased 79.2% over the year ended December 31, 2011.

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes.  We periodically use available funds to repurchase shares of our common stock under our stock repurchase program.  Our principal sources of liquidity are $80.6 million of cash and cash equivalents at December 31, 2013, our cash flow from operations, and $50.0 million under our revolving credit facility.  We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the foreseeable future.

In 2014, we expect capital expenditures to total between $80 million and $90 million.  In addition to general capital requirements, we intend to:

•	open between 30 and 40 new store locations, using up to $10 million of cash;

•	remodel or relocate 25 to 35 existing stores using, up to $6 million of cash;

•	continue to invest in our supply chain, using up to $50 million of cash primarily related to the East Coast and West Coast distribution centers;

•	invest in our finishing line and other vertical integration initiatives, using up to $10 million;

•	continue to invest in integrated information technology systems; and

•	continue to improve the effectiveness of our marketing programs.

Cash and Cash Equivalents

In 2013, cash and cash equivalents increased $16.5 million to $80.6 million.  The increase of cash and cash equivalents was primarily due to $53.0 million of net cash provided by operating activities and $27.4 million of proceeds received from stock option exercises which was partially offset by the use of $34.8 million to repurchase common stock and $28.6 million for capital expenditures.

In 2012, cash and cash equivalents increased $2.5 million to $64.2 million.  The increase of cash and cash equivalents was primarily due to $47.3 million of net cash provided by operating activities and $17.6 million of proceeds received from stock option exercises which was partially offset by the use of $49.4 million to repurchase common stock and $13.4 million for capital expenditures.

In 2011, cash and cash equivalents increased $26.8 million to $61.7 million as $44.1 million of cash provided by operating activities and $4.8 million of proceeds received from stock option exercises were partially offset by the use of $17.0 million for capital expenditures and $4.7 million to acquire certain assets in China.

Merchandise Inventories

Merchandise inventory is our most significant asset, and is considered either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation on December 31 were as follows:

	2013	2012	2011
	(in thousands)
Inventory – Available for Sale	$212,617	$168,409	$135,850
Inventory – Inbound In-Transit	39,811	38,295	28,289
Total Merchandise Inventories	$252,428	$206,704	$164,139

Available Inventory Per Store	$669	$585	$517

Available inventory per store at December 31, 2013 was within our targeted range of $660,000 to $680,000, as we built inventory earlier than in prior years around known events such as the South American rainy season and Chinese New Year, built safety stock in conjunction with our supply chain optimization and adjusted to updated sales projections for 2014.  Year-end inventory levels in both 2012 and 2011 had been impacted by our sourcing initiatives.  We believe our inventory levels are well-aligned to our projected sales mix.  We expect to end 2014 with available inventory per store between $580,000 and $620,000.

Inbound in-transit inventory generally varies due to the timing of certain international shipments, but may also be influenced by seasonal factors, including international holidays, rainy seasons and specific merchandise category planning.

Cash Flows

Operating Activities.  Net cash provided by operating activities was $53.0 million for 2013, $47.3 million for 2012 and $44.1 million for 2011.  The $5.7 million increase in net cash comparing 2013 to 2012 is primarily due to more profitable operations which were partially offset by a larger and earlier build in merchandise inventories net of the change in accounts payable.  The $3.2 million increase in net cash comparing 2012 to 2011 was primarily due to more profitable operations which were partially offset by a larger build in merchandise inventories net of the change in accounts payable.

Investing Activities.  Net cash used in investing activities was $28.6 million for 2013, $13.4 million for 2012 and $21.7 million for 2011.  Net cash used in investing activities in each year included capital purchases for store base expansion, and in 2013, for major remodeling of 22 existing stores to our store of the future format.  Each year included investments in and maintenance of forklifts, our integrated information technology solution, our finishing line and our Corporate Headquarters.  In 2013, capital expenditures also included $8.4 million for land and buildings for the East Coast distribution facility and $2.1 million for equipment and leasehold improvements for the West Coast distribution facility.  In 2011, net cash used in investing activities included $4.7 million of cash paid to acquire certain assets in China.

Financing Activities.  Net cash used by financing activities was $7.4 million in 2013 and $31.9 million in 2012.  We used cash of $34.8 million and $49.4 million in 2013 and 2012, respectively, to repurchase our common stock, primarily under our stock repurchase program initiated in February 2012.  Stock option exercises provided $27.3 million, $17.5 million and $4.8 million in 2013, 2012 and 2011, respectively.

Revolving Credit Agreement

A revolving credit agreement (the “Revolver”) providing for borrowings up to $50.0 million is available to us through expiration on February 21, 2017.  During 2013, 2012 and 2011, we did not borrow against the Revolver.  At December 31, 2013, the Revolver supported $2.3 million of letters of credit.  At December 31, 2012, there were no outstanding commitments under letters of credit.  The Revolver is primarily available to fund inventory purchases, including the support of up to $10.0 million for letters of credit, and for general operations.  The Revolver is secured by our inventory, has no mandated payment provisions and we pay a fee of 0.1% per annum, subject to adjustment based on certain financial performance criteria, on any unused portion of the Revolver.  Amounts outstanding under the Revolver would be subject to an interest rate of LIBOR plus 1.125%, subject to adjustment based on certain financial performance criteria.  The Revolver has certain defined covenants and restrictions, including the maintenance of certain defined financial ratios. We were in compliance with these financial covenants at December 31, 2013.

Related Party Transactions

See the discussion of related party transactions in Note 5 and Note 10 to the consolidated financial statements included in Item 8 of this report and within Certain Relationships and Related Transactions, and Director Independence in Item 13 of this report.

Contractual Commitments and Contingencies

Our significant contractual obligations and commitments as of December 31, 2013 are summarized in the following table:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years
	(in thousands)
Contractual obligations
Operating lease obligations(1)	$111,497	$23,676	$39,478	$24,630	$23,713
Purchase obligations(2)	35,873	35,873	—	—	—
Total contractual obligations	$147,370	$59,549	$39,478	$24,630	$23,713

(1)	Included in this table is the base period or current renewal period for our operating leases. The operating leases generally contain varying renewal provisions.
(2)	Purchase obligations represent capital expenditure commitments for the construction of the East Coast distribution center.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or other financing activities with special-purpose entities.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results.  Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and SG&A expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs.

Certain External Factors and Events Impacting Our Business

Antidumping and Countervailing Duties Investigation. In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring (the “Petitioner”) filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China.  The DOC then made preliminary determinations regarding CVD and AD rates in March 2011 and May 2011, respectively.  In fall 2011, after certain determinations were made by the ITC and DOC, orders were issued setting final AD and CVD rates.

A number of appeals have been filed by several parties challenging various aspects of the determinations made by both the ITC and DOC, including certain pending appeals that may impact the validity of the AD and CVD orders and the applicable rates.  Additionally, the DOC is in the process of finalizing the first annual review of the AD and CVD rates.  As part of that review process, such rates may be changed and applied retroactively to the DOC’s preliminary determinations in the original investigation.  The final results of the first annual review of the AD and CVD rates are expected in March 2014 and May 2014, respectively.

A request for a second annual review of the AD and CVD rates has been submitted by the Petitioner.  Any change in the applicable rates as a result of the second annual review would apply to imports occurring after the end of the first annual rate review period.

In 2013, approximately 15% of our flooring purchases were subject to AD and CVD.  At this time, we are unable to determine the positive or negative impact, if any, that the various appeals and rate reviews may have on our business. See “Item 1A. Risk Factors— Risks Related to Our Suppliers, Products and Product Sourcing.”

Execution of Search Warrants.  On September 26, 2013, sealed search warrants were executed at our corporate offices in Toano and Richmond, Virginia by the Department of Homeland Security’s Immigration and Customs Enforcement and the U.S. Fish and Wildlife Service.  The search warrants requested information, primarily documentation, related to the importation of certain of our wood flooring products.  We continue to cooperate with federal authorities to provide them with certain requested information.

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

Recognition of Net Sales

We recognize net sales for products purchased at the time the customer takes possession of the merchandise. We recognize service revenue, which consists primarily of installation revenue and freight charges for in-home delivery, when the service has been rendered.  We report sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities.  Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical and current sales trends and experience.  We believe that our estimate for sales returns is an accurate reflection of future returns.  Any reasonably likely changes that may occur in the assumptions underlying our allowance estimates would not be expected to have a material impact on our financial condition or operating performance.  Actual sales returns did not vary materially from estimated amounts for 2013, 2012 or 2011.

In addition, customers who do not take immediate delivery of their purchases are generally required to pay a deposit, equal to approximately half of the retail sales value, with the balance payable when the customer takes possession of the merchandise.  These customer deposits benefit our cash flow and return on investment capital, because we receive partial payment for our customers’ purchases immediately.  We record these deposits as a liability on our balance sheet in customer deposits and store credits until the customer takes possession of the merchandise.

Merchandise Inventories

We value our merchandise inventories at the lower of merchandise cost or market value.  We determine merchandise cost using the average cost method.  All of the hardwood flooring we purchase from suppliers is either prefinished or unfinished, and in immediate saleable form. To the extent that we finish and box unfinished products, we include those costs in the average unit cost of related merchandise inventory.  In determining market value, we make judgments and estimates as to the market value of our products, based on factors such as historical results and current sales trends.  Any reasonably likely changes that may occur in those assumptions in the future may require us to record charges for losses or obsolescence against these assets, but would not be expected to have a material impact on our financial condition or operating performance. Actual losses and obsolescence charges did not vary materially from estimated amounts for 2013, 2012 or 2011.

Stock-Based Compensation

We currently maintain a single equity incentive plan under which we may grant non-qualified stock options, restricted shares, stock appreciation rights and other equity awards to employees and non-employee directors.  We recognize expense for our stock-based compensation based on the fair value of the awards that are granted.  Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.  Measured compensation cost is recognized ratably over the service period of the entire related stock-based compensation award.

The fair value of stock options was estimated at the date of grant using the Black-Scholes-Merton valuation model.  In order to determine the related stock-based compensation expense, we used the following assumptions for stock options granted during 2013:

•	Expected life of 6.0 years to 7.5 years;

•	Expected stock price volatility of 45%;

•	Risk-free interest rates from 1.3% to 2.0%; and

•	Dividends are not expected to be paid in any year.

The expected stock price volatility range is based on a combination of historical volatility of our stock price and the historical volatilities of companies included in a peer group that was selected by management whose shares or options are publicly available. The volatilities are estimated for a period of time equal to the expected term of the related option. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is determined by considering the contractual terms, vesting schedule and expectations of future employee behavior. Had we arrived at different assumptions of stock price volatility or expected terms of our options, our stock-based compensation expense and results of operations could have been different.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lumber Liquidators Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Lumber Liquidators Holdings, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, other comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lumber Liquidators Holdings, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lumber Liquidators Holdings, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
February 19, 2014

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Lumber Liquidators Holdings, Inc.

We have audited Lumber Liquidators Holdings, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria).  Lumber Liquidators Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lumber Liquidators Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lumber Liquidators Holdings, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
February 19, 2014

Lumber Liquidators Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2013	2012
Assets
Current Assets:
Cash and Cash Equivalents	$80,634	$64,167
Merchandise Inventories	252,428	206,704
Prepaid Expenses	6,229	5,168
Other Current Assets	12,916	12,106
Total Current Assets	352,207	288,145
Property and Equipment, net	65,947	47,764
Goodwill	9,693	9,693
Other Assets	1,712	1,785
Total Assets	$429,559	$347,387

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$56,327	$55,110
Customer Deposits and Store Credits	22,377	25,747
Accrued Compensation	11,709	7,969
Sales and Income Tax Liabilities	4,878	4,314
Other Current Liabilities	11,709	7,887
Total Current Liabilities	107,000	101,027
Deferred Rent	4,169	3,653
Deferred Tax Liability	9,061	8,166

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 27,557,570 and 27,214,144 outstanding, respectively)	30	29
Treasury Stock, at cost (2,133,307 and 1,719,706 shares, respectively)	(85,382)	(50,552)
Additional Capital	164,581	131,724
Retained Earnings	230,662	153,267
Accumulated Other Comprehensive (Loss) Income	(562)	73
Total Stockholders’ Equity	309,329	234,541
Total Liabilities and Stockholders’ Equity	$429,559	$347,387

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.
Consolidated Statements of Income
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net Sales	$1,000,240	$813,327	$681,587
Cost of Sales	589,257	504,542	440,912
Gross Profit	410,983	308,785	240,675

Selling, General and Administrative Expenses	284,960	230,439	198,237
Operating Income	126,023	78,346	42,438
Other (Income) Expense	(442)	(140)	(587)
Income Before Income Taxes	126,465	78,486	43,025

Provision for Income Taxes	49,070	31,422	16,769
Net Income	$77,395	$47,064	$26,256

Net Income per Common Share—Basic	$2.82	$1.71	$0.95
Net Income per Common Share—Diluted	$2.77	$1.68	$0.93

Weighted Average Common Shares Outstanding:
Basic	27,484,790	27,448,333	27,706,629
Diluted	27,914,322	28,031,453	28,379,693

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.
Consolidated Statements of Other Comprehensive Income
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net Income	$77,395	$47,064	$26,256
Foreign Currency Translation Adjustments	(635)	267	(194)
Comprehensive Income	$76,760	$47,331	$26,062

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Value	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2010	27,472,680	$27	46,289	$(867)	$101,398	$79,947	$—	$180,505
Stock-Based Compensation Expense	—	—	—	—	4,005	—	—	4,005
Exercise of Stock Options	377,775	1	—	—	3,070	—	—	3,071
Excess Tax Benefits on Stock Option Exercises	—	—	—	—	1,690	—	—	1,690
Release of Restricted Stock	56,529	—	—	—	—	—	—	—
Common Stock Repurchased	(12,441)	—	12,441	(249)	—	—	—	(249)
Translation Adjustment	—	—	—	—	—	—	(194)	(194)
Net Income	—	—	—	—	—	26,256	—	26,256

Balance, December 31, 2011	27,894,543	$28	58,730	$(1,116)	$110,163	$106,203	$(194)	$215,084
Stock-Based Compensation Expense	—	—	—	—	3,977	—	—	3,977
Exercise of Stock Options	937,048	1	—	—	10,453	—	—	10,454
Excess Tax Benefits on Stock Option Exercises	—	—	—	—	7,131	—	—	7,131
Release of Restricted Stock	43,529	—	—	—	—	—	—	—
Common Stock Repurchased	(1,660,976)	—	1,660,976	(49,436)	—	—	—	(49,436)
Translation Adjustment	—	—	—	—	—	—	267	267
Net Income	—	—	—	—	—	47,064	—	47,064

Balance, December 31, 2012	27,214,144	$29	1,719,706	$(50,552)	$131,724	$153,267	$73	$234,541
Stock-Based Compensation Expense	—	—	—	—	5,471	—	—	5,471
Exercise of Stock Options	718,665	1	—	—	10,254	—	—	10,255
Excess Tax Benefits on Stock Option Exercises	—	—	—	—	17,132	—	—	17,132
Release of Restricted Stock	38,362	—	—	—	—	—	—	—
Common Stock Repurchased	(413,601)	—	413,601	(34,830)	—	—	—	(34,830)
Translation Adjustment	—	—	—	—	—	—	(635)	(635)
Net Income	—	—	—	—	—	77,395	—	77,395
Balance, December 31, 2013	27,557,570	$30	2,133,307	$(85,382)	$164,581	$230,662	$(562)	$309,329

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net Income	$77,395	$47,064	$26,256
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	11,666	9,957	8,328
Deferred Income Taxes	(846)	160	2,402
Stock-Based Compensation Expense	5,974	3,997	4,005
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(45,834)	(42,712)	(9,197)
Accounts Payable	(15)	16,756	4,467
Customer Deposits and Store Credits	(3,354)	7,626	6,104
Prepaid Expenses and Other Current Assets	(257)	(2,835)	(1,943)
Other Assets and Liabilities	8,271	7,256	3,679
Net Cash Provided by Operating Activities	53,000	47,269	44,101

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(28,585)	(13,376)	(16,988)
Cash Paid for Acquisition	—	—	(4,725)
Net Cash Used in Investing Activities	(28,585)	(13,376)	(21,713)

Cash Flows from Financing Activities:
Payments for Stock Repurchases	(34,830)	(49,436)	(249)
Proceeds from the Exercise of Stock Options	10,255	10,454	3,070
Excess Tax Benefit from Stock-Based Compensation	17,132	7,131	1,690
Net Cash (Used in) Provided by Financing Activities	(7,443)	(31,851)	4,511

Effect of Exchange Rates on Cash and Cash Equivalents	(505)	450	(54)
Net Increase in Cash and Cash Equivalents	16,467	2,492	26,845
Cash and Cash Equivalents, Beginning of Year	64,167	61,675	34,830
Cash and Cash Equivalents, End of Year	$80,634	$64,167	$61,675

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate and vinyl plank flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay, adhesives and flooring tools. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors.  The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 309 store locations in primary or secondary metropolitan areas in 46 states and nine store locations in Canada at December 31, 2013.  In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing line in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.”

Organization and Basis of Financial Statement Presentation

The consolidated financial statements of Lumber Liquidators Holdings, Inc., a Delaware corporation, include the accounts of its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company had cash equivalents of $9,333 and $7,664 at December 31, 2013 and 2012, respectively.  The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents, of which there was $170 at both December 31, 2013 and 2012.  The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours.  The payments due from the banks for these debit and credit card transactions are generally received, or settle, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $9,163 and $7,494 at December 31, 2013 and 2012, respectively.

Credit Programs

Credit is offered to the Company’s customers through a proprietary credit card, the Lumber Liquidators credit card, underwritten by a third party financial institution and at no recourse to the Company.  A credit line is offered to the Company’s professional customers through the Lumber Liquidators Commercial Credit Program.  This commercial credit program is underwritten by a third party financial institution, generally with no recourse to the Company.

As part of the credit program, the Company’s customers may use their Lumber Liquidators credit card to tender installation services provided by the Company’s third party installation provider, who is responsible for all credits and program fees for the related transactions.  The Company has agreed to indemnify the financial institution against any losses related to these credits or fees.  There are no maximum potential future payments under the guarantee.  The Company is able to seek recovery from the installation provider of any amounts paid on its behalf.  The Company believes that the risk of significant loss from the guarantee of these obligations is remote.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and other liabilities approximate fair value because of the short-term nature of these items.  Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board Accounting Standards Codification  (“FASB ASC”)  820 fair value hierarchy.

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or market value. Merchandise cost is determined using the average cost method. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form. The Company adds the finish to, and boxes, various species of unfinished product, to produce certain proprietary products, primarily Bellawood, at its finishing facility. These finishing and boxing costs are included in the average unit cost of related merchandise inventory. The Company maintains an inventory reserve for loss or obsolescence based on historical results and current sales trends. This reserve was $1,275 and $1,035 at December 31, 2013 and 2012, respectively.

Impairment of Long-Lived Assets

The Company evaluates potential impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment exists and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, an impairment loss is recorded based on the difference between the carrying value and fair value of the assets.  No impairment charges were recognized in 2013, 2012 or 2011.

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

Self Insurance

The Company is self-insured for certain employee health benefit claims, and beginning in 2013, for certain workers’ compensation claims.  The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date.  The estimated liability is not discounted and is based on a number of assumptions and factors including historical and industry trends and economic conditions.  This liability could be affected if future occurrences and claims differ from these assumptions and historical trends.  As of December 31, 2013 and 2012, an accrual of $1,305 and $679 related to estimated claims was included in other current liabilities, respectively.

Recognition of Net Sales

The Company recognizes net sales for products purchased at the time the customer takes possession of the merchandise. Service revenue, primarily installation revenue and freight charges for in-home delivery, is included in net sales and recognized when the service has been rendered. The Company reports sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, and net of an allowance for anticipated sales returns based on historical and current sales trends and experience. The sales returns allowance and related changes were not significant for 2013, 2012 or 2011.

The Company generally requires customers to pay a deposit, equal to approximately half of the retail sales value, when purchasing merchandise inventories not regularly carried in a given store location, or not currently in stock. These deposits are included in customer deposits and store credits until the customer takes possession of the merchandise.

Cost of Sales

Cost of sales includes the cost of the product sold, cost of installation services, transportation costs from vendor to the Company’s distribution centers or store locations, any applicable finishing costs related to production of the Company’s proprietary brands, transportation costs from distribution centers to store locations, transportation costs for the delivery of products from store locations to customers, certain costs of quality control procedures, inventory adjustments including shrinkage, and costs to produce samples, reduced by vendor allowances.

The Company offers a range of warranties from the durability of the finish on its prefinished products to its services provided. These warranties range from one to 100 years. Warranty reserves are based primarily on claims experience, sales history and other considerations, and warranty costs are recorded in cost of sales. This reserve was $876 and $440 at December 31, 2013 and 2012, respectively.

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

Advertising Costs

Advertising costs charged to selling, general and administrative (“SG&A”) expenses, net of vendor allowances, were $75,506, $58,548 and $52,345 in 2013, 2012 and 2011, respectively.  The Company uses various types of media to brand its name and advertise its products. Media production costs are generally expensed as incurred, except for direct mail, which is expensed when the finished piece enters the postal system. Media placement costs are generally expensed in the month the advertising occurs, except for contracted endorsements and sports agreements, which are generally expensed ratably over the contract period. Amounts paid in advance are included in prepaid expenses and totaled $2,893 and $1,649 at December 31, 2013 and 2012, respectively.

Store Opening Costs

Costs to open new store locations are charged to SG&A expenses as incurred, net of any vendor support.

Other Vendor Consideration

Consideration from non-merchandise vendors, including royalties and rebates, are generally recorded as an offset to SG&A expenses when earned.

Depreciation and Amortization

Property and equipment is carried at cost and depreciated on the straight-line method over the estimated useful lives.  The estimated useful lives for leasehold improvements are the shorter of the estimated useful lives or the remainder of the lease terms. For leases with optional renewal periods, the Company uses the original lease term, excluding optional renewal periods, to determine the appropriate estimated useful lives.  Capitalized software costs are capitalized from the time that technological feasibility is established until the software is ready for use.  The estimated useful lives are generally as follows:

Years
Buildings and Building Improvements	15 to 40
Property and Equipment	5 to 10
Computer Software and Hardware	3 to 10
Leasehold Improvements	1 to 15

Operating Leases

The Company has operating leases for its stores, Corporate Headquarters, distribution facilities, supplemental office facilities and certain equipment. The lease agreements for certain stores and distribution facilities contain rent escalation clauses, rent holidays and tenant improvement allowances. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses in SG&A expenses on a straight-line basis over the terms of the leases.  The difference between the rental expense and rent paid is recorded as deferred rent in the consolidated balance sheets.  For tenant improvement allowances, the Company records deferred rent in the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rental expense.

Stock-Based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718.  The Company may issue incentive awards in the form of stock options, restricted stock awards and other equity awards to employees and non-employee directors. The Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations. Measured compensation cost is recognized ratably over the requisite service period of the entire related stock-based compensation award.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the relevant taxing authorities, based on the technical merits of its position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The amount of unrecognized tax benefits was not significant for 2013, 2012 or 2011.  The Company classifies interest and penalties related to income tax matters as a component of income tax expense.

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

NOTE 2.       ACQUISITION

On September 28, 2011, the Company entered into an agreement to acquire certain assets of Sequoia Floorings Inc. relating to their quality control and assurance, product development, claims management and logistics operations in China.  The acquisition agreement included a purchase price of approximately $8,300, of which approximately $4,700 was paid in cash.  SG&A expenses in 2011 included acquisition-related expenses of approximately $600.

The purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values.  The excess consideration was recorded as goodwill and approximated $8,643.

NOTE 3.       PROPERTY AND EQUIPMENT

Property and equipment consisted of:

	December 31,
	2013	2012
Land	$4,937	$—
Property and Equipment	40,833	36,847
Computer Software and Hardware	38,317	33,344
Leasehold Improvements	22,230	16,112
Assets under Construction – Supply Chain	5,663	—
	111,980	86,303
Less: Accumulated Depreciation and Amortization	46,033	38,539
Property and Equipment, net	$65,947	$47,764

As of December 31, 2013 and 2012, the Company had capitalized $28,391 and $24,398 of computer software costs, respectively.  Amortization expense related to these assets was $2,659, $2,388 and $2,094 for 2013, 2012 and 2011, respectively.

NOTE 4.       REVOLVING CREDIT AGREEMENT

A revolving credit agreement (the “Revolver”) providing for borrowings up to $50,000 is available to the Company through expiration on February 21, 2017.  The Revolver is primarily available to fund inventory purchases, including the support of up to $10,000 for letters of credit, and for general operations.  As of December 31, 2013, the Revolver supported $2,289 of letters of credit and there were no outstanding borrowings against the Revolver.  As of December 31, 2012, there were no outstanding commitments or borrowings against the Revolver.  The Revolver is secured by the Company’s inventory, has no mandated payment provisions and a fee of 0.1% per annum, subject to adjustment based on certain financial performance criteria, on any unused portion of the Revolver.  Amounts outstanding under the Revolver would be subject to an interest rate of LIBOR plus 1.125%, subject to adjustment based on certain financial performance criteria.  The Revolver has certain defined covenants and restrictions, including the maintenance of certain defined financial ratios.  The Company was in compliance with these financial covenants at December 31, 2013.

NOTE 5.       LEASES

The Company has operating leases for its stores, Corporate Headquarters, Hampton Roads and West Coast distribution centers, supplemental office facilities and certain equipment. The store location leases are operating leases and generally have five-year base periods with one or more five-year renewal periods. The Corporate Headquarters has an operating lease with a base term running through December 31, 2019. The Hampton Roads distribution centers have operating leases with varied expiration dates ending by March 31, 2015. The West Coast distribution center has an operating lease with a base term running through October 31, 2024.

As of December 31, 2013, 2012 and 2011, the Company leased the Corporate Headquarters, which includes a store location, and 29, 27 and 25 of its locations, representing 9.4%, 9.7% and 9.5% of the total number of store leases in operation, respectively, from entities controlled by the Company’s founder and current chairman of the Board of Directors (“Controlled Companies”).

Rental expense is as follows:

	Year Ended December 31,
	2013	2012	2011
Rental expense	$21,874	$18,826	$16,575
Rental expense related to Controlled Companies	2,895	2,725	2,718

The future minimum rental payments under non-cancellable operating leases, segregating Controlled Companies leases from all other operating leases, were as follows at December 31, 2013:

	Operating Leases
	Controlled Companies			Distribution	Total
	Store Leases	Headquarters Lease	Store Leases	Centers & Other Leases	Operating Leases
2014	$1,684	$1,198	$17,886	$2,908	$23,676
2015	1,396	1,234	16,500	2,320	21,450
2016	938	1,271	13,866	1,953	18,028
2017	629	1,309	10,534	1,898	14,370
2018	526	1,348	6,450	1,936	10,260
Thereafter	1,248	1,388	8,775	12,302	23,713
Total minimum lease payments	$6,421	$7,748	$74,011	$23,317	$111,497

NOTE 6.       STOCKHOLDERS’ EQUITY

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31,
	2013	2012	2011
Net Income	$77,395	$47,064	$26,256

Weighted Average Common Shares Outstanding—Basic	27,484,790	27,448,333	27,706,629
Effect of Dilutive Securities:
Common Stock Equivalents	429,532	583,120	673,064
Weighted Average Common Shares Outstanding—Diluted	27,914,322	28,031,453	28,379,693
Net Income per Common Share—Basic	$2.82	$1.71	$0.95
Net Income per Common Share—Diluted	$2.77	$1.68	$0.93

             The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	As of December 31,
	2013	2012	2011
Stock Options	103,329	16,969	845,414
Restricted Stock Awards	176	4,261	9,414

Stock Repurchase Program

In 2012, the Company’s Board of Directors (“Board”) authorized the repurchase of up to $100,000 of the Company’s common stock from time to time on the open market or in privately negotiated transactions, and at December 31, 2013, the Company had $16,866 remaining under this authorization. The Company has not purchased any stock through privately negotiated transactions. Purchases under this program were as follows:

	Year Ended December 31,
	2013	2012
Shares Repurchased	403,630	1,648,777
Average Price per Share	$84.40	$29.74
Total Aggregate Costs	$34,066	$49,068

On January 30, 2014, the Board authorized the repurchase of up to an additional $50,000.

 NOTE 7.       STOCK-BASED COMPENSATION

Stock-based compensation expense included in SG&A expenses consisted of:

	Year Ended December 31,
	2013	2012	2011
Stock Options, Restricted Stock Awards and Stock Appreciation Rights	$5,974	$3,997	$4,005

Overview

On May 6, 2011, the Company’s stockholders approved the Lumber Liquidators Holdings, Inc. 2011 Equity Compensation Plan (the “2011 Plan”), which succeeded the Lumber Liquidators Holdings, Inc. 2007 Equity Compensation Plan. The 2011 Plan is an equity incentive plan for employees, non-employee directors and other service providers from which the Company may grant stock options, restricted stock awards, stock appreciation rights (“SARs”) and other equity awards.  The total number of shares of common stock authorized for issuance under the 2011 Plan is 5.3 million.  As of December 31, 2013, 1.5 million shares of common stock were available for future grants.  Stock options granted under the 2011 Plan expire no later than ten years from the date of grant and the exercise price shall not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted stock awards on a grant by grant basis at the discretion of the Board.  The Company issues new shares of common stock upon exercise of stock options and vesting of restricted stock awards.

The Company also maintains the Lumber Liquidators Holdings, Inc. Outside Directors Deferral Plan under which each of the Company’s non-employee directors has the opportunity to elect annually to defer certain fees until his departure from the Board.  A non-employee director may elect to defer up to 100% of his fees and have such fees invested in deferred stock units.  Deferred stock units must be settled in common stock upon the director’s departure from the Board.  There were 57,724 and 47,334 deferred stock units outstanding at December 31, 2013 and 2012, respectively.

Stock Options

The following table summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2010	2,069,517	$10.67	6.6	$29,635
Granted	557,557	24.64
Exercised	(377,775)	8.14
Forfeited	(54,952)	19.82
Balance, December 31, 2011	2,194,347	$14.42	6.6	$12,746
Granted	182,281	25.73
Exercised	(937,048)	11.16
Forfeited	(128,203)	19.94
Balance, December 31, 2012	1,311,377	$17.79	6.5	$45,954
Granted	214,966	62.52
Exercised	(718,665)	14.35
Forfeited	(58,188)	29.04
Balance, December 31, 2013	749,490	$33.04	7.3	$52,358
Exercisable at December 31, 2013	155,627	$13.08	4.5	$13,977
Vested and expected to vest, December 31, 2013	713,362	$32.63	7.2	$50,131

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on December 31.  The intrinsic value of the stock options exercised during 2013, 2012 and 2011 was $49,137, $22,881 and $5,583, respectively.

As of December 31, 2013, total unrecognized compensation cost related to unvested options was approximately $7,577, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.7 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes-Merton option pricing model.  The weighted average fair value of options granted during 2013, 2012 and 2011 was $29.66, $12.68 and $12.57, respectively.

The following are the ranges of assumptions for the periods noted:

	Year Ended December 31,
	2013	2012	2011
Expected dividend rate	0%	0%	0%
Expected stock price volatility	45%	45%	45%
Risk-free interest rate	1.3-2.0%	1.0-1.6%	1.7-3.0%
Expected term of options	6.0-7.5 years	6.5-7.5 years	7.5 years

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

Restricted Stock Awards

The following table summarizes activity related to restricted stock awards:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2010	142,081	$13.60
Granted	79,236	23.28
Released	(56,529)	21.45
Forfeited	(22,668)	18.61
Nonvested, December 31, 2011	142,120	$15.08
Granted	66,425	27.62
Released	(43,529)	29.41
Forfeited	(12,611)	21.58
Nonvested, December 31, 2012	152,405	$15.19
Granted	80,814	66.11
Released	(38,362)	75.73
Forfeited	(16,522)	37.51
Nonvested, December 31, 2013	178,335	$22.82

The fair value of restricted stock awards released during the years ended December 31, 2013, 2012 and 2011 was $3,060, $1,391 and $1,212, respectively.  As of December 31, 2013, total unrecognized compensation cost related to unvested restricted stock awards was approximately $2,735, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Stock Appreciation Rights

The following table summarizes activity related to SARs:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2011	—	$—	—	$—
Granted	9,796	24.71
Forfeited	(495)	24.35
Balance, December 31, 2012	9,301	$24.72	8.9	$261
Granted	7,533	71.84
Forfeited	(678)	57.95
Balance, December 31, 2013	16,156	$45.30	8.7	$938
Exercisable at December 31, 2013	2,430	$29.34	8.3	$179

The fair value method, estimated by management using the Black-Scholes-Merton option pricing model, is used to recognize compensation cost associated with SARs.

NOTE 8.       INCOME TAXES

The components of income before income taxes were as follows:

	Year Ended December 31,
	2013	2012	2011
United States	$128,482	$80,565	$45,259
Foreign	(2,017)	(2,079)	(2,234)
Total Income before Income Taxes	$126,465	$78,486	$43,025

The provision for income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
Current
Federal	$43,159	$26,949	$12,291
State	6,637	4,195	2,063
Foreign	120	118	13
Total Current	49,916	31,262	14,367

Deferred
Federal	(745)	(387)	2,483
State	(101)	(164)	498
Foreign	—	711	(579)
Total Deferred	(846)	160	2,402
Total Provision for Income Taxes	$49,070	$31,422	$16,769

The reconciliation of significant differences between income tax expense applying the federal statutory rate and the actual income tax expense at the effective rate are as follows:

	Year Ended December 31,
	2013		2012		2011
Income Tax Expense at Federal Statutory Rate	$44,263	35.0%	$27,470	35.0%	$15,059	35.0%
Increases (Decreases):
State Income Taxes, Net of Federal Income Tax Benefit	4,146	3.3%	2,542	3.2%	1,632	3.8%
Valuation Allowance	498	0.4%	1,267	1.6%	—	0.0%
Foreign Taxes	328	0.2%	283	0.4%	208	0.5%
Other	(165)	(0.1)%	(140)	(0.2)%	(130)	(0.3)%
Total	$49,070	38.8%	$31,422	40.0%	$16,769	39.0%

The tax effects of temporary differences that result in significant portions of the deferred tax accounts are as follows:

	December 31,
	2013	2012
Deferred Tax Liabilities:
Prepaid Expenses	$72	$402
Depreciation and Amortization	13,763	12,729
Other	1,325	655
Total Gross Deferred Tax Liabilities	15,160	13,786

Deferred Tax Assets:
Stock-Based Compensation Expense	3,104	3,211
Reserves	2,697	2,782
Employee Benefits	2,663	1,685
Inventory Capitalization	4,887	3,454
Foreign Operations	1,765	1,267
Total Gross Deferred Tax Assets	15,116	12,399
Less Valuation Allowance	(1,765)	(1,267)
Total Net Deferred Tax Assets	13,351	11,132
Net Deferred Tax Liability	$(1,809)	$(2,654)

In both 2013 and 2012, the Canadian operations were in a cumulative loss position. As such, the Company has recorded a full valuation allowance  on the net deferred tax assets in Canada.  For the year ended December 31, 2013, the valuation allowance increased by $498 primarily as a result of an increase in the Canadian net operating loss.  In future periods, the allowance could be reduced if sufficient evidence exists indicating that it is more likely than not that a portion or all of these deferred tax assets will be realized.

As of December 31, 2013 and 2012, the Company had Canadian net operating loss carryforwards of $7,069 and $5,446, respectively, which begin to expire in 2030. These net operating losses may be carried forward up to 20 years to offset future taxable income.

The Company made income tax payments of $30,154, $29,035 and $7,067 in 2013, 2012 and 2011, respectively.

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions.  In the normal course of business, the Company is subject to examination by taxing authorities. The Internal Revenue Service has completed audits of the Company’s federal income tax returns for years through 2009.

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. The Company has evaluated these regulations and determined they will not have a material impact on its consolidated results of operations, cash flows or financial position.

NOTE 9.       PROFIT SHARING PLAN

The Company maintains a profit-sharing plan, qualified under Section 401(k) of the Internal Revenue Code, for all eligible employees.  Employees are eligible to participate following the completion of three months of service and attainment of age 21. In 2013, the Company amended the plan to a safe harbor plan, and began matching 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Additionally, employees are now immediately 100% vested in the Company’s matching contributions. Prior to 2013, the Company matched  50% of employee contributions up to 6% of eligible compensation. The Company’s matching contributions, included in SG&A expenses, totaled $1,590, $749 and $620 in 2013, 2012 and 2011, respectively.

NOTE 10.       RELATED PARTY TRANSACTIONS

The Company is party to an agreement dated June 1, 2010 with Designers’ Surplus, LLC t/a Cabinets to Go (“CTG”).  The Company’s founder is the sole member of an entity that owns a significant interest in CTG.  Pursuant to the terms of the agreement, the Company provides certain advertising, marketing and other services.  The Company charges CTG for its services at rates believed to be at fair market value.  The revenue recognized by the Company from this agreement was nil, $55 and $83 in 2013, 2012 and 2011, respectively.

As described in Note 5, the Company leases a number of its store locations and Corporate Headquarters from Controlled Companies.

NOTE 11.       COMMITMENTS AND CONTINGENCIES

On August 30, 2012, Jaroslaw Prusak, a purported customer (“Prusak”), filed a putative class action lawsuit, which was subsequently amended, against the Company in the United States District Court for the Northern District of Illinois.  Prusak alleges that the Company willfully violated the Fair and Accurate Credit Transactions Act amendments to the Fair Credit Reporting Act in connection with electronically printed credit card receipts provided to certain of its customers.  Prusak, for himself and the putative class, seeks statutory damages of no less than $100 and no more than $1,000 per violation, punitive damages, attorney’s fees and costs, and other relief.  Prusak has filed a motion seeking certification of the putative class and the parties have each filed motions seeking summary judgment with regard to matters at issue in the case.  Those motions are currently pending before the Court.  Although the Company believes it has defenses to the claims asserted and has opposed the motion to certify the class, no assurances can be given of any particular result.  Given the uncertainty inherent in any litigation, the current stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss that may result from this action.

On or about November 26, 2013, Gregg Kiken (“Kiken”) filed a securities class action lawsuit, which was subsequently amended, in the Federal District Court for the Eastern District of Virginia against the Company, its founder, Chief Executive Officer and President, and Chief Financial Officer (collectively, the “Defendants”). In the complaint, Kiken alleges that the Defendants made material false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects. In particular, Kiken alleges that the Defendants made material misstatements or omissions related to the Company’s compliance with the federal Lacey Act and the chemical content of its wood products. In addition to attorney’s fees and costs, Kiken seeks to recover damages on behalf of himself and other persons who purchased or otherwise acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Company disputes Kiken’s claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss that may result from this action.

On or about January 14, 2014, the case of Lambert et al. v. Lumber Liquidators Holdings, Inc. was filed in the United States District Court for the Eastern District of Virginia by four plaintiffs (the “Original Plaintiffs”) on behalf of themselves and a class of persons in Virginia, Alabama and New York who purchased and installed wood flooring from the Company that was sourced, processed or manufactured in China. The Original Plaintiffs claim that the Company made certain misrepresentations regarding the chemical emission levels of the Chinese flooring products that it sells. On February 11, 2014, an amended complaint was filed in which a number of additional plaintiffs and purported classes were added (collectively with the Original Plaintiffs, the “Plaintiffs”) and the originally named defendant was replaced with a new one, Lumber Liquidators, Inc. The amended complaint, which is captioned Williamson et al. v. Lumber Liquidators, Inc., also states additional claims concerning alleged noncompliance with the federal Lacey Act, namely the importation and sale of wood products that were originally harvested in Russia without valid authority. The Plaintiffs accuse the Company of violating the Racketeering and Corrupt Organizations Act and assert dozens of other legal theories under federal and various state laws including but not limited to the Magnuson-Moss Warranty Act, breaching of express and implied warranties, and violating certain state consumer protection and deceptive practice laws. The Plaintiffs seek actual, consequential and punitive damages, pre- and post-judgment interest, attorney’s fees and costs, and certain equitable and injunctive relief. The Company disputes the Plaintiffs’ claims and intends to defend this matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss that may result from this action.

The Company is also, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, while the outcome of any such claims and disputes cannot be predicted with certainty, the Company’s ultimate liability in connection with these matters is not expected to have a material adverse effect on the results of operations, financial position or cash flows.

NOTE 12.       CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following tables present the Company’s unaudited quarterly results for 2013 and 2012.

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

	(dollars in thousands, except per share amounts)
Net Sales	$230,418	$257,111	$254,278	$258,433
Gross Profit	92,997	106,079	106,375	105,531
Selling, General and Administrative Expenses	67,589	72,992	73,109	71,270
Operating Income	25,408	33,087	33,266	34,262
Net Income	$15,781	$20,422	$20,397	$20,795
Net Income per Common Share – Basic	$0.58	$0.74	$0.74	$0.75
Net Income per Common Share – Diluted	$0.57	$0.73	$0.73	$0.74
Number of Stores Opened in Quarter	5	7	7	11
Comparable Store Net Sales Increase	15.2%	14.9%	17.4%	15.6%
Effective Tax Rate	38.4%	38.6%	38.8%	39.3%

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

	(dollars in thousands, except per share amounts)
Net Sales	$188,034	$210,347	$204,291	$210,655
Gross Profit	70,137	78,480	77,886	82,282
Selling, General and Administrative Expenses	56,819	58,685	57,135	57,800
Operating Income	13,318	19,795	20,751	24,482
Net Income	$8,197	$12,177	$12,882	$13,808 (1)
Net Income per Common Share – Basic	$0.29	$0.44	$0.47	$0.51
Net Income per Common Share – Diluted	$0.29	$0.43	$0.46	$0.50
Number of Stores Opened in Quarter	4	10	7	4
Comparable Store Net Sales Increase	7.5%	12.4%	12.0%	13.2%
Effective Tax Rate	38.6%	38.6%	38.0%	43.7%
________________________________________________________
(1)	Net income included $1,267 of income tax expense related to the recording of a full valuation allowance on the net deferred tax assets in Canada in the quarter ended December 31, 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2013 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 framework). Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2013.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal controls over financial reporting as of December 31, 2013. See “Item 8. Consolidated Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2013.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2013.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2014 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2013.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2014.

LUMBER LIQUIDATORS HOLDINGS, INC.

By:	/s/ Robert M. Lynch
Robert M. Lynch President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2014.

Signature	Title

/s/ Robert M. Lynch	President, Chief Executive Officer and Director
Robert M. Lynch	(Principal Executive Officer)

/s/ Daniel E. Terrell	Chief Financial Officer
Daniel E. Terrell	(Principal Financial and Principal Accounting Officer)

/s/ Thomas D. Sullivan	Chairman of the Board
Thomas D. Sullivan

/s/ Macon F. Brock, Jr.	Director
Macon F. Brock, Jr.

/s/ Douglas T. Moore	Director
Douglas T. Moore

/s/ John M. Presley	Director
John M. Presley

/s/ Peter B. Robinson	Director
Peter B. Robinson

/s/ Martin F. Roper	Director
Martin F. Roper

/s/ Jimmie L. Wade	Director
Jimmie L. Wade

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
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

10.17*	Amended and Restated Annual Bonus Plan (filed as Exhibit 10.17 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)

58

10.18*
Form of Option Award Agreement, effective January 24, 2013 (filed as Exhibit 10.18 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)

10.19*
Form of Restricted Stock Agreement, effective January 24, 2013 (filed as Exhibit 10.19 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)

10.20*
Form of Stock Appreciation Right Agreement, effective January 24, 2013 (filed as Exhibit 10.20 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)

10.21*
Relocation Agreement with Robert M. Lynch, dated February 5, 2014 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed February 5, 2014 (File No. 005-83765) and incorporated by reference)

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
101~
The following financial statements from the Company’s Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Other Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements

~	Furnished herewith.
*	Indicates a management contract or compensation plan, contract or agreement.

