Form 10-Q
period 2014-03-31
Lumber Liquidators Holdings, Inc.
filed 2014-04-30
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 28, 2014, there 27,428,476 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2014

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$76,065	$80,634
Merchandise Inventories	247,370	252,428
Prepaid Expenses	7,926	6,229
Other Current Assets	11,880	12,916
Total Current Assets	343,241	352,207
Property and Equipment, net	78,409	65,947
Goodwill	9,693	9,693
Other Assets	1,698	1,712
Total Assets	$433,041	$429,559
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$41,496	$56,327
Customer Deposits and Store Credits	33,510	22,377
Accrued Compensation	4,813	11,709
Sales and Income Tax Liabilities	8,046	4,878
Other Current Liabilities	18,330	11,709
Total Current Liabilities	106,195	107,000

Deferred Rent	4,862	4,169
Deferred Tax Liability	9,636	9,061

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 authorized; 27,505,476 and 27,557,570 outstanding, respectively)	30	30
Treasury Stock, at cost (2,311,285 and 2,133,307 shares, respectively)	(103,046)	(85,382)
Additional Capital	171,419	164,581
Retained Earnings	244,356	230,662
Accumulated Other Comprehensive Loss	(411)	(562)
Total Stockholders’ Equity	312,348	309,329
Total Liabilities and Stockholders’ Equity	$433,041	$429,559

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Net Sales	$246,291	$230,419
Cost of Sales	145,004	137,422

Gross Profit	101,287	92,997

Selling, General and Administrative Expenses	78,866	67,589
Operating Income	22,421	25,408

Other (Income) Expense	94	(210)
Income Before Income Taxes	22,327	25,618

Provision for Income Taxes	8,633	9,837
Net Income	$13,694	$15,781
Net Income per Common Share—Basic	$0.50	$0.58
Net Income per Common Share—Diluted	$0.49	$0.57
Weighted Average Common Shares Outstanding:
Basic	27,521,443	27,211,506
Diluted	27,832,110	27,783,611

See accompanying notes to condensed consolidated financial statements

4

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Other Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net Income	$13,694	$15,781
Foreign Currency Translation Adjustments	151	(321)
Comprehensive Income	$13,845	$15,460

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Cash Flows from Operating Activities:
Net Income	$13,694	$15,781
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,437	2,716
Stock-Based Compensation Expense	1,514	1,107
Changes in Operating Assets and Liabilities:
Merchandise Inventories	4,897	(3,522)
Accounts Payable	(16,305)	(15,966)
Customer Deposits and Store Credits	11,170	2,874
Prepaid Expenses and Other Current Assets	(533)	1,952
Other Assets and Liabilities	4,421	6,122
Net Cash Provided by Operating Activities	22,295	11,064

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(14,384)	(2,589)
Net Cash Used in Investing Activities	(14,384)	(2,589)

Cash Flows from Financing Activities:
Payments for Stock Repurchases	(17,664)	(4,276)
Proceeds from the Exercise of Stock Options	2,089	1,278
Excess Tax Benefit from Stock-Based Compensation	3,224	3,367
Net Cash (Used in) Provided by Financing Activities	(12,351)	369
Effect of Exchange Rates on Cash and Cash Equivalents	(129)	(283)
Net (Decrease) Increase in Cash and Cash Equivalents	(4,569)	8,561
Cash and Cash Equivalents, Beginning of Period	80,634	64,167
Cash and Cash Equivalents, End of Period	$76,065	$72,728

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

Note 1.      Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate and vinyl plank flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay, adhesives and flooring tools. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 322 store locations in primary or secondary metropolitan areas in 46 states and nine store locations in Canada at March 31, 2014. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing line in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.”

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2013.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Note 2.     Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and other liabilities approximate fair value because of the short-term nature of these items. Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board ASC 820 fair value hierarchy. The Company had cash equivalents of $170 at both March 31, 2014 and December 31, 2013.

Note 3.      Stockholders’ Equity

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2014	2013
Net Income	$13,694	$15,781

Weighted Average Common Shares Outstanding—Basic	27,521,443	27,211,506
Effect of Dilutive Securities:
Common Stock Equivalents	310,667	572,105

Weighted Average Common Shares Outstanding—Diluted	27,832,110	27,783,611

Net Income per Common Share—Basic	$0.50	$0.58

Net Income per Common Share—Diluted	$0.49	$0.57

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Stock Options	35,366	210,747
Restricted Stock Awards	6,534	—

Stock Repurchase Program

In January 2014, the Company’s board of directors authorized the repurchase of up to an additional $50,000 of the Company’s common stock, bringing the total authorization to $150,000. At March 31, 2014, the Company had $50,168 remaining under this authorization. Purchases under this program were as follows:

	Three Months Ended March 31,
	2014	2013
Shares Repurchased	168,000	70,600

Average Price per Share	$99.39	$54.34

Total Aggregate Costs	$16,698	$3,836

Note 4.      Stock-Based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

	Stock Options	Restricted Stock Awards
Options Outstanding/Nonvested RSAs, December 31, 2013	749,490	178,335

Granted	65,949	18,995
Options Exercised/RSAs Released	(90,879)	(35,005)
Forfeited	(6,308)	(4,014)

Options Outstanding/Nonvested RSAs, March 31, 2014	718,252	158,311

Note 5.      Related Party Transactions

As of March 31, 2014, the Company leased 28 of its locations and the Corporate Headquarters, which includes a store location, representing 8.8% of the total number of store leases in operation, from entities controlled by the Company’s founder and current chairman of the board (“Controlled Companies”). As of March 31, 2013, the Company leased 29 of its locations and the Corporate Headquarters, representing 9.9% of store leases in operation at that time, from Controlled Companies. Rental expense related to Controlled Companies was as follows:

	Three Months Ended March 31,
	2014	2013
Rental expense related to Controlled Companies	$760	$707

Note 6.      Commitments and Contingencies

On August 30, 2012, Jaroslaw Prusak, a purported customer (“Prusak”), filed a putative class action lawsuit, which was subsequently amended, against the Company in the United States District Court for the Northern District of Illinois. Prusak alleges that the Company willfully violated the Fair and Accurate Credit Transactions Act amendments to the Fair Credit Reporting Act in connection with electronically printed credit card receipts provided to certain of its customers.  Prusak, for himself and the putative class, seeks statutory damages of no less than one hundred dollars and no more than one thousand dollars per violation, punitive damages, attorney’s fees and costs, and other relief.  Prusak has filed a motion seeking certification of the putative class and the parties have each filed motions seeking summary judgment with regard to matters at issue in the case.  Those motions are currently pending before the Court.  Although the Company believes it has defenses to the claims asserted and has opposed the motion to certify the class, the Company’s estimate of the reasonably possible loss that may result from this action is a range between zero and $2,300, with no amount within that range a better estimate than any other amount.

On or about November 26, 2013, Gregg Kiken (“Kiken”) filed a securities class action lawsuit, which was subsequently amended, in the Federal District Court for the Eastern District of Virginia against the Company, its founder, Chief Executive Officer and President, and Chief Financial Officer (collectively, the “Defendants”). In the complaint, Kiken alleges that the Defendants made material false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects. In particular, Kiken alleges that the Defendants made material misstatements or omissions related to the Company’s compliance with the federal Lacey Act and the chemical content of its wood products. In addition to attorney’s fees and costs, Kiken seeks to recover damages on behalf of himself and other persons who purchased or otherwise acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Company disputes Kiken’s claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, insurance coverage issues and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss that may result from this action.

On or about January 14, 2014, the case of Lambert et al. v. Lumber Liquidators Holdings, Inc. was filed in the United States District Court for the Eastern District of Virginia by four plaintiffs (the “Original Plaintiffs”) on behalf of themselves and a class of persons in Virginia, Alabama and New York who purchased and installed wood flooring from the Company that was sourced, processed or manufactured in China. The Original Plaintiffs claimed that the Company made certain misrepresentations regarding the chemical emission levels of the Chinese flooring products that it sells. On February 11, 2014, an amended complaint was filed in which a number of additional plaintiffs and purported classes were added (collectively with the Original Plaintiffs, the “Plaintiffs”) and the originally named defendant was replaced with a new one, Lumber Liquidators, Inc. The amended complaint, which is captioned Williamson et al. v. Lumber Liquidators, Inc., also states additional claims concerning alleged noncompliance with the federal Lacey Act, namely the importation and sale of wood products that were originally harvested in Russia without valid authority. The Company disputes the Plaintiffs’ contentions and has vigorously litigated the matter.  After the Company filed several motions, the Plaintiffs’ agreed to dismiss all claims on behalf of all named plaintiffs for the total amount of $16, inclusive of all costs, fees and expenses.  Although the Company firmly believes that the claims lacked merit and that the Company would have prevailed in the litigation, in its estimation, the favorable financial terms warranted agreeing to this settlement.

Two putative class action cases have recently been filed against the Company in the United States District Court for the Northern District of Illinois alleging that Lumber Liquidators unlawfully sent unsolicited facsimile advertisements. On or about March 5, 2014, Richard Wade Architects, P.C. (“RWA”) filed a lawsuit, which was subsequently amended, alleging that Lumber Liquidators violated the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act and the common law by sending an unsolicited facsimile advertisement to RWA. RWA seeks recourse on its own behalf as well as other similarly situated parties that received unsolicited facsimile advertisements from the Company. Similarly, on or about April 29, 2014, Stonecrafters, Inc. (“Stonecrafters”) filed suit on its own behalf and on behalf of other similarly situated parties alleging that Lumber Liquidators violated the TCPA by sending unsolicited facsimiles to Stonecrafters and others. The TCPA provides for recovery of actual damages or five hundred dollars for each violation, whichever is greater. If it is determined that a defendant acted willfully or knowingly in violating the TCPA, the amount of the award may be increased by up to three times the amount provided above. Given the uncertainty of litigation, the preliminary stage of these cases and the legal standards that must be met for, among other things, class certification, the Company cannot reasonably estimate the possible loss or range of loss that may result from this action.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to matters such as sales growth, comparable store net sales, impact of cannibalization, price changes, earnings performance, stock-based compensation expense, margins, return on invested capital, strategic direction, the demand for our products, and store openings. We have used words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) including the Item 1A, “Risk Factors,” section of the Form 10-K for the year ended December 31, 2013.

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

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in our annual report filed on Form 10-K for the year ended December 31, 2013.

Overview and Trends

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at low prices designed to appeal to a diverse customer base. We believe our value proposition to the customer is the most complete and the strongest within a highly-fragmented hardwood flooring market. Sourcing directly from the mill provides the foundation for this value proposition, strengthened by our unique store model and the industry expertise of our people. At March 31, 2014, we sold our products through 331 Lumber Liquidators stores in 46 states in the United States (“U.S.”) and in Canada, a call center, websites and catalogs.

Since 2011, we have focused on three strategic initiatives:

•	Expanding the base of customers recognizing our value proposition.

•	Expanding gross margin through sourcing initiatives, operational efficiencies and supply chain optimization.

•	Developing the best people to serve our customers and deliver continuous improvement in our operations.

In 2014, we expect our infrastructure investment to be the largest in our history, as we open key facilities in our supply chain, expand our finishing capacity, explore vertical integration and continue our store base expansion. We expect this investment, combined with an aggressive marketing strategy and certain significant legal and professional fees, to increase selling, general and administrative (“SG&A”) expenses more than our 2014 net sales growth. However, we continue to expect full year operating margin expansion due to higher product margins and lower net transportation costs as a percentage of net sales.

Our Customer Demand in Unusually Severe Weather

We sell our products and services principally to existing homeowners, or a contractor on behalf of a homeowner. A flooring purchase is generally a large-ticket, discretionary purchase that most residential homeowners make infrequently. Our research indicates that our customers will often choose to replace their flooring after they have lived in their home for a certain number of years, when a life event occurs such as a change in household members, and/or prior to or shortly after moving into a new home. We believe that due to the average size of the sale and the general infrequency of a hardwood flooring purchase, many of our customers conduct extensive research using multiple channels before making a purchase decision. Further, our research indicates that the average length for a hardwood flooring purchase, from initial interest to sale, is approximately 100 days. We have an integrated multi-channel sales model that enables our stores, call center, website and catalogs to work together in a coordinated manner. Though our customers utilize a range of these services in the decision process, the final sale is most often completed in the store, working with our flooring expert.

In the first quarter of 2014, the winter weather in the U.S. and Canada was unusual in severity, geographic scale and duration. We believe the long purchase cycle for many of our customers was either interrupted or completely suspended during this period in as many as 135 of our 331 store locations in operation at March 31, 2014. A number of consumers may be reprioritizing a range of discretionary purchases, including residential repair and maintenance and lawn/garden. We continue to believe our customer demand over the full year 2014 will not be materially impacted as we recover that which was delayed or suspended. That recovery may last through the end of the third quarter.

In the chart below, we segregate our total first quarter net sales and the percentage change in comparison to the first quarter of 2013 into those stores we believe were significantly impacted by the unusually severe weather from all other stores.

	Three Months Ended March 31, 2014
	All Stores	Stores Significantly Impacted by Weather	All Other Stores
	(dollars in thousands)
Net sales	$246,291	$93,628	$152,663
Percentage increase (decrease)	6.9%	(3.8)%	14.6%
		percentage increase (decrease)
Comparable stores net sales[1]	(0.6)%	(13.1)%	8.5%

Net sales in markets with all stores comparable (no cannibalization)	3.2%	(7.1)%	9.8%
Net sales in cannibalized markets[2]	17.2%	0.6%	37.0%

 ___________________

1A store is generally considered comparable on the first day of the thirteenth full calendar month after opening

2A cannibalized market has at least one comparable store and one non-comparable store

The seven stores serving communities recovering from the effects of Hurricane Sandy are included with those stores adversely impacted by winter weather. We estimate the impact from these seven store locations reduced total comparable store net sales by 90 to 110 basis points in the first quarter of 2014.

As conditions generally became more seasonal in mid-March 2014, customer demand in comparison to 2013 strengthened. In the period from March 15 through April 15, total customer orders in 2014 were 21.8% higher than in 2013, and in comparable stores, were 11.4% higher. We define total customer orders as invoiced sales plus or minus the change in open orders. Customer orders for pickup or delivery at a future date are considered open until the customer takes possession of the merchandise and the sale is invoiced. We generally require a deposit of up to 50% on these open orders. In our experience, trends in our open orders that are not associated with the timing of our promotional cadence have generally preceded similar trends in our invoiced sales.

The wood flooring market in which we operate is highly fragmented, and dependent on home-related, large-ticket discretionary spending, which is influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. Adverse weather conditions are likely to have impacted a number of these factors, the degree to which is difficult to ascertain. Though we expect long-term recovery to normalized levels across a number of factors, we continue to expect periodic volatility in our customer demand.

Store Base Expansion

In 2012, we began modifying our real estate strategy to consider total long-term share within a market over unit-based analysis, and we began targeting retail corridors within a market over more industrial locations. In January 2013, we implemented an expanded showroom format we designated as our “store of the future.” All of our stores opened in 2013 featured the expanded showroom, and further, we remodeled 22 of our existing stores to feature this format, either in place or through relocation in the primary trade area. The results to date have generally met or exceeded our expectations and we intend to use this format for all of our 2014 new stores and the continuation of our existing store remodeling program. Store location activity to date in the expanded showroom format is as follows:

	Three Months Ended March 31,
	2014	2013
Number of stores featuring the expanded showroom:

Number of stores at January 1	52	—
New stores opened during the period	13	5
Existing stores remodeled during the period[1]	5	6
Number of stores at March 31	70	11

 ___________________

1 A remodeled store remains a comparable store as long as it is relocated within the primary trade area

In 2014, we expect to open a total of 35 to 40 new stores in the expanded showroom format, with openings weighted to the first half of the year, and remodel 25 to 30 existing stores.

Supply Chain Optimization

In 2014, we expect to strengthen our supply chain through the consolidation and expansion of our distribution facilities. On the East Coast, we are constructing a 1.0 million square foot distribution center on 110 acres of land we own in Henrico County, Virginia with a targeted opening date late in the fourth quarter of 2014. This facility will consolidate and enhance existing East Coast operations which currently utilize 750,000 leased square feet across four separate buildings. On the West Coast, we began operating a 500,000 square foot leased distribution center in Pomona, California in the first quarter of 2014. At March 31, 2014, this facility was the primary distribution center for over 90 of our western stores.

We expect the East Coast investment in land, building and equipment to total $55.0 million, with $13.9 million expended through March 31, 2014, including $5.5 million capitalized in the first quarter of 2014. We expect the West Coast equipment to total $3.5 million, with $3.0 million capitalized through March 31, 2014, including $0.8 million in the first quarter of 2014.

We expect incremental SG&A expenses, primarily occupancy and wages, of up to $1.8 million per quarter for the remainder of 2014, following the $1.0 million of incremental expenses in the first quarter as the facility began operation. We do not expect any material SG&A expenses related to the East Coast facility until the fourth quarter of 2014, when construction is expected to be materially complete and the facility open for operation.

Non-Merchandise Services

Our net sales in the first quarter of 2014 included $6.4 million of delivery and installation services, up from $1.6 million in the first quarter of 2013 as approximately one in six customers opted for delivery services over in-store pickup and one in 16 opted for installation services.

In each of our stores, we provide fully-insured and licensed professional installation services to measure and install flooring at competitive prices. In 280 of our stores, installation services are managed through a national arrangement with a third-party. Under this national arrangement, we receive certain reimbursements based on volume with which we offset other expenses. In the remaining 51 stores, we are testing structural alternatives to the national arrangement. In these stores, our own associates perform certain customer-facing, consultative services and coordinate the actual installation services provided by third-party professional installers. The installation transactions we arrange and coordinate are included in our operations, and in the first quarter of 2014, increased operating income but with gross margins generally less than our average merchandise transaction.

We engage third parties to deliver our products from the store to an address designated by the customer. The cost of the delivery varies based on weight and distance, and we pass our actual cost onto the customer with a small markup to cover administration. We believe the percentage of customers opting for non-merchandise services will grow as our value proposition resonates with a greater number of customers who do not consider themselves “do-it-yourself” or DIY consumers.

Results of Operations

Net Sales

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Net sales	$246,291	$230,419
Percentage increase	6.9%	22.5%

Number of stores open at end of period	331	293
Number of stores opened in period	13	5
	percentage increase (decrease)
Average sale[1]	2.6%	7.3%
Average retail price per unit sold[2]	1.4%	6.5%

Comparable stores:
Net sales	(0.6)%	15.2%
Customers invoiced[3]	(3.2)%	7.9%
Net sales of stores operating for 13 to 36 months	1.6%	18.4%
Net sales of stores operating for more than 36 months	(0.9)%	14.9%

Net sales in markets with all stores comparable (no cannibalization)	3.2%	17.7%
Net sales in cannibalized markets[4]	17.2%	40.9%

 ___________________

[1]	Average sale, calculated on a total company basis, is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders)
[2]	Average retail price per unit sold is calculated on a total company basis and excludes non-merchandise revenue
[3]	Change in number of customers invoiced is calculated by applying our average sale to total net sales at comparable stores
[4]	A cannibalized market has at least one comparable store and one non-comparable store

Net sales for the first quarter of 2014 increased $15.9 million, or 6.9%, over the first quarter of 2013 as an increase in net sales in non-comparable stores of $17.3 million was partially offset by a decrease in net sales in comparable stores of $1.4 million. Net sales were impacted by the following factors:

•	Store base expansion drove the increase in non-comparable store net sales as we have opened 38 new locations in the 12 months ended March 31, 2014.

•	In comparable stores, we believe the adverse impact of unusually severe weather was the primary driver for the 3.2% decrease in the number of customers invoiced, which was only partially offset by a 2.6% increase in our average sale, to $1,665. We believe the average sale benefited primarily from changes in our sales mix, including an increase in moldings-accessories and non-merchandise services.

•	In the first quarter of 2013, comparable store net sales had benefited from seven store locations serving communities recovering from the effects of Hurricane Sandy, which experienced significant increases in net sales. We estimated that benefit at 125 to 150 basis points. As noted above, we believe those same seven locations reduced total comparable store net sales by 90 to 110 basis points in the first quarter of 2014.

Gross Profit and Gross Margin

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Net Sales	$246,291	$230,419
Cost of Sales	145,004	137,422
Gross Profit	$101,287	$92,997
Gross Margin	41.1%	40.4%

We believe that the significant drivers of gross margin expansion and their estimated impact compared to the prior year are as follows:

		Three Months Ended March 31,
Driver	Description	2014	2013
		expansion (contraction) in basis points
Product	Cost of acquiring the products we sell from our suppliers, including the impact of our sourcing initiatives; Customs and duty charges; Changes in the mix of products sold; Changes in the average retail price per unit sold; Changes in the average retail price and related cost of services, including installation.	50	350

Transportation	International and domestic transportation costs, including the impact of international container rates; Fuel and fuel surcharges; Impact of vendor shipments received directly by our stores; Transportation charges from our distribution centers to our stores; Transportation charges between stores and the cost of delivery to our customers.	(10)	—

All Other	Investments in our quality control procedures; Warranty costs; Changes in finishing costs to produce a unit of our proprietary brands; Inventory shrink; Net costs of producing samples.	30	(40)

Total Change in Gross Margin from the prior year		70	310

•	Product: Gross margin benefited from continued shifts in our sales mix, lower net costs from our suppliers and a higher average retail price per unit sold, partially offset by the cost of providing non-merchandise services, including installation.

o	Shifts in our sales mix included continued increases in certain premium products and moldings-accessories. Moldings-accessories increased to 18.3% of total net sales in the three months ended March 31, 2014, from 17.6% in the comparable prior year period.

o	Sourcing initiatives lowered net costs from our suppliers.

o	Average retail price per unit sold generally benefited from greater retail price discipline at the point of sale.

•	Transportation: Gross margin benefited from generally lower international transportation rates, which were fully offset by higher domestic transportation costs. Greater costs to move product were primarily due to the following factors:

o	Generally lower international container rates, which are capitalized into the unit cost of our products.

o	Greater average unit costs per domestic mile due to third-party carrier rates driven higher by severe winter weather, partially offset by lower fuel costs.

o	Increase in domestic unit flow as final shipments between distribution centers positioned the West Coast facility for initial operation.

o	Increase in customers choosing delivery services to 17% from 10% in comparing the first quarters of 2014 and 2013, respectively. We generally pass through the actual cost of delivery to our customers with only a single digit markup to offset certain administrative costs.

•	All Other Costs: Gross margin benefitted from certain operating efficiencies, including a reduction in shrink, partially offset by lower net sales and our increased investment in quality control and assurance. In the first quarter of 2013, certain reserves for merchandise obsolescence were increased due primarily to supplier transition following certain line reviews. Those transitions were completed by the end of 2013.

Operating Income and Operating Margin

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Gross Profit	$101,287	$92,997
SG&A Expenses	78,866	67,589
Operating Income	$22,421	$25,408
Operating Margin	9.1%	11.0%

The following table sets forth components of our SG&A expenses as a percentage of net sales, for the periods indicated.

	Three Months Ended March 31,
	2014	2013
Total SG&A Expenses	32.0%	29.3%
Salaries, Commissions and Benefits	12.5%	12.4%
Advertising	8.6%	8.0%
Occupancy	4.3%	3.5%
Depreciation and Amortization	1.3%	1.1%
Stock-Based Compensation	0.6%	0.5%
Other SG&A Expenses	4.7%	3.8%

Operating income for the first quarter ended March 31, 2014 decreased $3.0 million, or 11.8%, over the first quarter of 2013. The decrease in operating income was driven by an increase in gross profit of $8.3 million, which was fully offset by an increase in SG&A expenses of $11.3 million. SG&A expenses were impacted by the following:

•	Salaries, commissions and benefits in the first quarter of 2014 included incremental costs related to store base growth, our test of installation services and the full implementation of the West Coast distribution center, partially offset by lower accruals related to our management bonus plan.

•	Advertising expenses increased as a percentage of net sales as we continued to broaden our reach and frequency, partially offset by leverage of our national advertising campaigns over a larger store base.

•	Occupancy costs increased primarily due to store base expansion and incremental expense of approximately $0.5 million related to the West Coast distribution center, which became fully operational during the first quarter of 2014.

•	Depreciation and amortization increased primarily due to store base expansion and remodeling.

•	Stock-based compensation increased as a percentage of net sales primarily due to awards granted in March of 2013. At that time, we awarded a special grant of restricted stock to certain members of management that fully vested in March 2014, as well as equity awards to our chief executive officer that will fully vest in March 2019.

•	Other SG&A expenses in the first quarter of 2014 included approximately $3.9 million of legal and professional fees, up from $2.2 million in the first quarter of 2013, as well as certain incremental costs related to the West Coast distribution center.

Provision for Income Taxes

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Provision for Income Taxes	$8,633	$9,837
Effective Tax Rate	38.7%	38.4%

The effective tax rate may vary due to changes in state taxes and certain reserves.

Net Income

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Net Income	$13,694	$15,781
As a percentage of net sales	5.6%	6.8%

Net income decreased $2.1 million, or 13.2%, comparing the first quarter of 2014 to 2013.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. We periodically use available funds to repurchase shares of our common stock under our stock repurchase program. Our principal sources of liquidity are $76.1 million of cash and cash equivalents at March 31, 2014, our cash flow from operations, and $50.0 million of availability under our revolving credit facility. We believe that cash flow from operations, together with existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the foreseeable future.

In 2014, we expect capital expenditures to total between $80 million and $90 million. In addition to general capital requirements, we intend to:

•	open between 35 and 40 new store locations, using up to $10 million of cash;

•	remodel or relocate 25 to 30 existing stores, using up to $5 million of cash;

•	continue to invest in our supply chain, using up to $50 million of cash primarily related to the East Coast and West Coast distribution centers;

•	invest in our finishing line and other vertical integration initiatives, using up to $10 million;

•	continue to invest in integrated information technology systems; and

•	continue to improve the effectiveness of our marketing programs.

Cash and Cash Equivalents

During the first three months of 2014, cash and cash equivalents decreased $4.6 million to $76.1 million. The decrease of cash and cash equivalents was primarily due to $22.3 million of net cash provided by operating activities and $5.3 million of proceeds received from stock option exercises, which were fully offset by the use of $17.7 million to repurchase common stock and $14.4 million for capital expenditures.

During the first three months of 2013, cash and cash equivalents increased $8.6 million to $72.7 million. The increase of cash and cash equivalents was primarily due to $11.1 million of net cash provided by operating activities and $4.6 million of proceeds received from stock option exercises, which were partially offset by the use of $4.3 million to repurchase common stock and $2.6 million for capital expenditures.

Merchandise Inventories

Merchandise inventories at March 31, 2014 decreased $5.1 million from December 31, 2013, due to an increase in available for sale inventory of $12.6 million fully offset by a decrease in inbound in-transit inventory of $17.7 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of March 31, 2014	As of December 31, 2013	As of March 31, 2013
	(in thousands)
Inventory – Available for Sale	$225,223	$212,617	$180,199
Inventory – Inbound In-Transit	22,147	39,811	29,888
Total Merchandise Inventories	$247,370	$252,428	$210,087

Available Inventory Per Store	$680	$669	$615

Available inventory per store at March 31, 2014 was higher than both December 31, 2013 and March 31, 2013 due to the following:

•	an earlier build for the spring remodeling season,

•	increased safety stock in anticipation of our West Coast facility becoming fully operational, and

•	weaker than expected net sales.

We continue to expect to end 2014 with available inventory per store between $580,000 and $620,000.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning. Our West Coast distribution facility is expected to reduce the transit time for certain international shipments.

Stock Repurchase Program

We believe the stock repurchase program is an important part of returning value to our shareholders, and expresses our long-term confidence in our proven store model and growth potential. In January 2014, our board of directors increased the authorization to repurchase our common stock by $50.0 million. During the first quarter of 2014, we repurchased 168,000 shares of our common stock through open market purchases, using approximately $16.7 million in cash.

Cash Flows

Operating Activities. Net cash provided by operating activities was $22.3 million and $11.1 million for the three months ended March 31, 2014 and 2013, respectively. Net cash provided by operating activities increased primarily due to a smaller build in merchandise inventories, net of accounts payable, as well as an increase in customer deposits and store credits.

Investing Activities. Net cash used in investing activities for capital expenditures was $14.4 million and $2.6 million for the three months ended March 31, 2014 and 2013, respectively. First quarter 2014 capital expenditures included approximately $0.8 million related to the West Coast distribution center, approximately $2.9 million related to the East Coast distribution center and approximately $4.4 million related to the store base expansion.

Financing Activities. Net cash used in financing activities was $12.4 million for the three months ended March 31, 2014, primarily due to repurchases of common stock. Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2013 as proceeds received from stock option exercises were greater than share repurchases.

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

A number of appeals have been filed by several parties challenging various aspects of the determinations made by both the ITC and DOC, including certain pending appeals that may impact the validity of the AD and CVD orders and the applicable rates.  Additionally, the DOC is in the process of finalizing the first annual review of the AD and CVD rates.  As part of that review process, such rates may be changed and applied retroactively to the DOC’s preliminary determinations in the original investigation. The final results of the first annual review of the AD and CVD rates are currently expected in May 2014.

In February 2014, the DOC also initiated the second annual review of AD and CVD rates, which is expected to be completed in spring 2015. Any change in the applicable rates as a result of the second annual review would apply to imports occurring after the end of the first annual rate review period.

Execution of Search Warrants. On September 26, 2013, sealed search warrants were executed at our corporate offices in Toano and Richmond, Virginia by the Department of Homeland Security’s Immigration and Customs Enforcement and the U.S. Fish and Wildlife Service. The search warrants requested information, primarily documentation, related to the importation of certain of our wood flooring products. We have cooperated with federal authorities by providing them with certain requested information.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our critical accounting policies and estimates since our last annual report on Form 10-K for the year ended December 31, 2013.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On August 30, 2012, Jaroslaw Prusak, a purported customer (“Prusak”), filed a putative class action lawsuit, which was subsequently amended, against us in the United States District Court for the Northern District of Illinois. Prusak alleges that we willfully violated the Fair and Accurate Credit Transactions Act amendments to the Fair Credit Reporting Act in connection with electronically printed credit card receipts provided to certain of our customers.  Prusak, for himself and the putative class, seeks statutory damages of no less than $100 and no more than $1,000 per violation, punitive damages, attorney’s fees and costs, and other relief.  Prusak has filed a motion seeking certification of the putative class and the parties have each filed motions seeking summary judgment with regard to matters at issue in the case.  Those motions are currently pending before the Court.  Although we believe we have defenses to the claims asserted and have opposed the motion to certify the class, our estimate of the reasonably possible loss that may result from this action is a range between zero and $2.3 million, with no amount within that range a better estimate than any other amount.

On or about November 26, 2013, Gregg Kiken (“Kiken”) filed a securities class action lawsuit, which was subsequently amended, in the Federal District Court for the Eastern District of Virginia against us, our Founder, Chief Executive Officer and President, and Chief Financial Officer (collectively, the “Defendants”). In the complaint, Kiken alleges that the Defendants made material false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects. In particular, Kiken alleges that the Defendants made material misstatements or omissions related to our compliance with the federal Lacey Act and the chemical content of our wood products.  In addition to attorney’s fees and costs, Kiken seeks to recover damages on behalf of himself and other persons who purchased or otherwise acquired our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. We dispute Kiken’s claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, insurance coverage issues and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.

On or about January 14, 2014, the case of Lambert et al. v. Lumber Liquidators Holdings, Inc. was filed in the United States District Court for the Eastern District of Virginia by four plaintiffs (the “Original Plaintiffs”) on behalf of themselves and a class of persons in Virginia, Alabama and New York who purchased and installed our wood flooring that was sourced, processed or manufactured in China. The Original Plaintiffs claimed that we made certain misrepresentations regarding the chemical emission levels of the Chinese flooring products that we sell. On February 11, 2014, an amended complaint was filed in which a number of additional plaintiffs and purported classes were added (collectively with the Original Plaintiffs, the “Plaintiffs”) and the originally named defendant was replaced with a new one, Lumber Liquidators, Inc. The amended complaint, which is captioned Williamson et al. v. Lumber Liquidators, Inc., also states additional claims concerning alleged noncompliance with the federal Lacey Act, namely the importation and sale of wood products that were originally harvested in Russia without valid authority. We dispute the Plaintiffs’ contentions and have vigorously litigated the matter. After we filed several motions, the Plaintiffs’ agreed to dismiss all claims on behalf of all named plaintiffs for the total amount of $16,275, inclusive of all costs, fees and expenses.  Although we firmly believe that the claims lacked merit and that we would have prevailed in the litigation, in our estimation, the favorable financial terms warranted agreeing to this settlement.

Two putative class action cases have recently been filed against us in the United States District Court for the Northern District of Illinois alleging that we unlawfully sent unsolicited facsimile advertisements.  On or about March 5, 2014, Richard Wade Architects, P.C. (“RWA”) filed a lawsuit, which was subsequently amended, alleging that we violated the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act and the common law by sending an unsolicited facsimile advertisement to RWA.  RWA seeks recourse on its own behalf as well as other similarly situated parties that received unsolicited facsimile advertisements from us.  Similarly, on or about April 29, 2014, Stonecrafters, Inc. (“Stonecrafters”) filed suit on its own behalf and on behalf of other similarly situated parties alleging that we violated the TCPA by sending unsolicited facsimiles to Stonecrafters and others. The TCPA provides for recovery of actual damages or $500 for each violation, whichever is greater. If it is determined that a defendant acted willfully or knowingly in violating the TCPA, the amount of the award may be increased by up to three times the amount provided above. Given the uncertainty of litigation, the preliminary stage of these cases and the legal standards that must be met for, among other things, class certification, we cannot reasonably estimate the possible loss or range of loss that may result from this action.

We are also, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, while the outcome of any such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on the results of operations, financial position or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. There have been no material changes to those risk factors since we filed our fiscal 2013 annual report on Form 10-K. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended March 31, 2014 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs[2]
January 1, 2014 to January 31, 2014	45,151	$99.45	45,000	$62,389
February 1, 2014 to February 28, 2014	57,614	95.00	57,600	56,917
March 1, 2014 to March 31, 2014	75,213	103.40	65,400	50,168
Total	177,978	$99.68	168,000	$50,168

________________________

[1]	In addition to the shares of common stock we purchased under our $150 million stock repurchase program, we repurchased 9,978 shares of our common stock at an aggregate cost of $1.0 million, or an average purchase price of $104.55 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock awards during the quarter ended March 31, 2014.
[2]	Except as noted in footnote 1 above, all of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase programs. Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: April 30, 2014	By:	/s/ Daniel E. Terrell
Daniel E. Terrell

Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.01	Relocation Agreement with Robert M. Lynch, dated February 5, 2014 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed February 5, 2014, and incorporated by reference)
31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements

