Form 10-Q
period 2014-06-30
Lumber Liquidators Holdings, Inc.
filed 2014-07-30
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 28, 2014, there are 27,105,543 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2014

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$48,062	$80,634
Merchandise Inventories	272,740	252,428
Prepaid Expenses	6,171	6,229
Other Current Assets	15,591	12,916
Total Current Assets	342,564	352,207
Property and Equipment, net	100,628	65,947
Goodwill	9,693	9,693
Other Assets	1,678	1,712
Total Assets	$454,563	$429,559
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$66,211	$56,327
Customer Deposits and Store Credits	31,256	22,377
Accrued Compensation	3,918	11,709
Sales and Income Tax Liabilities	4,451	4,878
Other Current Liabilities	23,493	11,709
Total Current Liabilities	129,329	107,000
Deferred Rent	5,562	4,169
Deferred Tax Liability	9,374	9,061

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 shares authorized; 27,282,138 and 27,557,570 shares outstanding, respectively)	30	30
Treasury Stock, at cost (2,558,013 and 2,133,307 shares, respectively)	(123,889)	(85,382)
Additional Capital	173,365	164,581
Retained Earnings	260,963	230,662
Accumulated Other Comprehensive Loss	(171)	(562)
Total Stockholders’ Equity	310,298	309,329
Total Liabilities and Stockholders’ Equity	$454,563	$429,559

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Sales	$263,085	$257,111	$509,376	$487,530
Cost of Sales	156,847	151,032	301,851	288,453
Gross Profit	106,238	106,079	207,525	199,077

Selling, General and Administrative Expenses	79,066	72,992	157,932	140,582
Operating Income	27,172	33,087	49,593	58,495

Other (Income) Expense	70	(150)	164	(360)
Income Before Income Taxes	27,102	33,237	49,429	58,855

Provision for Income Taxes	10,495	12,815	19,128	22,652
Net Income	$16,607	$20,422	$30,301	$36,203
Net Income per Common Share—Basic	$0.61	$0.74	$1.10	$1.32
Net Income per Common Share—Diluted	$0.60	$0.73	$1.09	$1.30
Weighted Average Common Shares Outstanding:
Basic	27,384,255	27,535,034	27,452,470	27,374,164
Diluted	27,610,969	27,973,457	27,721,161	27,879,428

See accompanying notes to condensed consolidated financial statements

4

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Other Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$16,607	$20,422	$30,301	$36,203
Foreign Currency Translation Adjustments	240	(372)	391	(693)
Comprehensive Income	$16,847	$20,050	$30,692	$35,510

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013

Cash Flows from Operating Activities:
Net Income	$30,301	$36,203
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,085	5,595
Stock-Based Compensation Expense	2,777	2,633
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(20,462)	(23,921)
Accounts Payable	3,509	(1,957)
Customer Deposits and Store Credits	8,899	4,568
Prepaid Expenses and Other Current Assets	(2,470)	(4,202)
Other Assets and Liabilities	(1,551)	4,819
Net Cash Provided by Operating Activities	28,088	23,738

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(28,269)	(6,767)
Net Cash Used in Investing Activities	(28,269)	(6,767)

Cash Flows from Financing Activities:
Payments for Stock Repurchases	(38,507)	(14,637)
Proceeds from the Exercise of Stock Options	2,644	6,744
Excess Tax Benefit from Stock-Based Compensation	3,236	11,794
Net Cash (Used in) Provided by Financing Activities	(32,627)	3,901
Effect of Exchange Rates on Cash and Cash Equivalents	236	(375)
Net (Decrease) Increase in Cash and Cash Equivalents	(32,572)	20,497
Cash and Cash Equivalents, Beginning of Period	80,634	64,167
Cash and Cash Equivalents, End of Period	$48,062	$84,664

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

Note 1.	Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate and vinyl plank flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay, adhesives and flooring tools. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 335 store locations in primary or secondary metropolitan areas in 46 states and nine store locations in Canada at June 30, 2014. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing line in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.”

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

Results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and other liabilities approximate fair value because of the short-term nature of these items. Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board (“FASB”) ASC 820 fair value hierarchy. The Company had cash equivalents of $170 at both June 30, 2014 and December 31, 2013.

Note 3.	Stockholders’ Equity

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$16,607	$20,422	$30,301	$36,203
Weighted Average Common Shares Outstanding—Basic	27,384,255	27,535,034	27,452,470	27,374,164
Effect of Dilutive Securities:
Common Stock Equivalents	226,714	438,423	268,691	505,264
Weighted Average Common Shares Outstanding—Diluted	27,610,969	27,973,457	27,721,161	27,879,428
Net Income per Common Share—Basic	$0.61	$0.74	$1.10	$1.32
Net Income per Common Share—Diluted	$0.60	$0.73	$1.09	$1.30

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three and Six Months Ended June 30,
	2014	2013
Stock Options	79,384	207,216
Restricted Stock Awards	20,424	546

Stock Repurchase Program

In January 2014, the Company’s board of directors authorized the repurchase of up to an additional $50,000 of the Company’s common stock, bringing the total authorization to $150,000. At June 30, 2014, the Company had $29,439 remaining under this authorization. Purchases under this program were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Shares Repurchased	246,200	125,930	414,200	196,530
Average Price per Share	$84.20	$81.81	$90.36	$71.94
Total Aggregate Costs	$20,729	$10,302	$37,427	$14,138

Note 4.	Stock-Based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

	Stock Options	Restricted Stock Awards
Options Outstanding/Nonvested RSAs, December 31, 2013	749,490	178,335

Granted	69,751	31,322
Options Exercised/RSAs Released	(110,464)	(39,215)
Forfeited	(13,014)	(8,728)

Options Outstanding/Nonvested RSAs, June 30, 2014	695,763	161,714

Note 5.	Related Party Transactions

As of both June 30, 2014 and 2013, the Company leased 28 of its locations and the Corporate Headquarters, which includes a store location, representing 8.4% and 9.7% of the total number of store leases in operation, respectively, from entities controlled by the Company’s founder and current chairman of the board (“Controlled Companies”). Rental expense related to Controlled Companies was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental expense related to Controlled Companies	$732	$804	$1,492	$1,511

Note 6.	Commitments and Contingencies

On August 30, 2012, Jaroslaw Prusak, a purported customer (“Prusak”), filed a putative class action lawsuit, which was subsequently amended, against the Company in the United States District Court for the Northern District of Illinois. Prusak alleges that the Company willfully violated the Fair and Accurate Credit Transactions Act amendments to the Fair Credit Reporting Act in connection with electronically printed credit card receipts provided to certain of its customers.  In the operative complaint, Prusak, for himself and the putative class, seeks statutory damages of no less than one hundred dollars and no more than one thousand dollars per violation, punitive damages, attorney’s fees and costs, and other relief.  Prusak filed a motion seeking certification of the putative class and the parties each filed motions seeking summary judgment with regard to matters at issue in the case.  Although the Company believes it has valid defenses to the claims asserted, the Company has agreed to a proposed settlement of the claims in the lawsuit, which the court has preliminary approved. Under the proposed settlement agreement, the Company would pay the plaintiffs’ attorneys’ fees, a sum to Prusak and either a cash sum or voucher to members of the putative class. Based upon the terms of the proposed settlement, the Company’s reasonable best estimate of the probable loss that may result from this action is approximately $500, with the Company recording an accrual for this amount in the second quarter of 2014. In the event the court does not grant final approval of the proposed settlement, the Company intends to continue to defend this case vigorously but given the current status of the case, legal standards and pending motions, it would not be possible at this time for the Company to estimate the reasonably possible loss or range of loss that may result from this action.

On or about November 26, 2013, Gregg Kiken (“Kiken”) filed a securities class action lawsuit, which was subsequently amended, in the Federal District Court for the Eastern District of Virginia against the Company, its founder, Chief Executive Officer and President, Chief Financial Officer and Chief Merchandising Officer (collectively, the “Defendants”). In the amended complaint, Kiken and an additional plaintiff, Keith Foster (together with Kiken, the “Plaintiffs”), allege that the Defendants made material false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects. In particular, the Plaintiffs allege that the Defendants made material misstatements or omissions related to the Company’s compliance with the federal Lacey Act and the chemical content of certain of its wood products. In addition to attorney’s fees and costs, the Plaintiffs seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Company disputes the Plaintiffs’ claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, insurance coverage issues and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Two putative class action cases were filed against the Company in the United States District Court for the Northern District of Illinois alleging that Lumber Liquidators unlawfully sent unsolicited facsimile advertisements. With respect to the first case, on or about March 4, 2014, Richard Wade Architects, P.C. (“RWA”) filed a lawsuit (the “RWA Lawsuit”), which was subsequently amended, alleging that Lumber Liquidators violated the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act and the common law by sending an unsolicited facsimile advertisement to RWA. RWA seeks recourse on its own behalf as well as other similarly situated parties that received unsolicited facsimile advertisements from the Company. The TCPA provides for recovery of actual damages or five hundred dollars for each violation, whichever is greater. If it is determined that a defendant acted willfully or knowingly in violating the TCPA, the amount of the award may be increased by up to three times the amount provided above. The Company is actively defending the RWA Lawsuit. Given the uncertainty of litigation, the preliminary stage of the RWA Lawsuit and the legal standards that must be met for, among other things, class certification, the Company cannot estimate the reasonably possible loss or range of loss that may result from the RWA Lawsuit.

With respect to the second case, on or about April 29, 2014, Stonecrafters, Inc. (“Stonecrafters”) filed a lawsuit (the “Stonecrafters Lawsuit”) on its own behalf and on behalf of other similarly situated parties alleging that the Company violated the TCPA by sending unsolicited facsimiles to Stonecrafters and others. Without admitting or conceding any liability, the Company agreed to settle the claims asserted by Stonecrafters in its individual capacity for an immaterial amount and the Stonecrafters Lawsuit was subsequently dismissed.

On or about July 23, 2014, Global Community Monitor, a non-profit California corporation, and Sunshine Park LLC, a California limited liability company (collectively, the “Prop 65 Plaintiffs”) filed a lawsuit (the “Lawsuit”) in the Superior Court of the State of California, County of Alameda, against the Company. In the complaint, the Prop 65 Plaintiffs allege that the Company violated California’s Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code section 25249.5, et seq. (“Proposition 65”). In particular, the Prop 65 Plaintiffs allege that the Company failed to warn consumers in California that they are being exposed to formaldehyde and provided false and misleading statements concerning formaldehyde emissions released from certain of the Company’s products identified in the Lawsuit (the “Products”). In addition to attorney’s fees and costs, the Prop 65 Plaintiffs seek (i) equitable relief involving the reformulation of the Products, additional warnings related to the Products, the issuance of notices to certain of the purchasers of the Products (the “Customers”) and the waiver of restocking fees for Customers who return the Products and (ii) civil penalties in the amount of two thousand five hundred dollars per day for each violation of Proposition 65. The Company disputes the claims of the Prop 65 Plaintiffs and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

Note 7.	Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. Therefore, the amendments in ASU 2014-09 will become effective for the Company at the beginning of its 2017 fiscal year. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements in this report may include, without limitation, statements regarding sales growth, comparable store net sales, impact of cannibalization, price changes, earnings performance, stock-based compensation expense, margins, return on invested capital, strategic direction, the demand for our products and store openings. Our actual results could differ materially from those projected in or contemplated by the forward-looking statements as a result of potential risks, uncertainties and other factors including, but not limited to, changes in general economic and financial conditions, such as the rate of unemployment, consumer access to credit, and interest rate; the volatility in mortgage rates; the legislative/regulatory climate; political unrest in the countries of our suppliers; the availability of sufficient suitable hardwood; the strength of our competitors and their ability to increase their market share; slower growth in personal income; changes in business and consumer spending; changes in transportation costs; the rate of growth of residential remodeling and new home construction; the impact weather may have on customer traffic and sales; and inventory levels. We specifically disclaim any obligation to update these statements, which speak only as of the dates on which such statements are made, except as may be required under the federal securities laws. Information regarding these additional risks and uncertainties is contained in our other reports filed with the Securities and Exchange Commission, including the Item 1A, “Risk Factors,” section of the Form 10-K for the year ended December 31, 2013.

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in our annual report filed on Form 10-K for the year ended December 31, 2013.

Overview and Trends

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at low prices designed to appeal to a diverse customer base. We believe our value proposition to the customer is the most complete and the strongest within a highly-fragmented hardwood flooring market. Sourcing directly from the mill provides the foundation for this value proposition, strengthened by our unique store model and the industry expertise of our people. At June 30, 2014, we sold our products through 344 Lumber Liquidators stores in 46 states in the United States (“U.S.”) and in Canada, a call center, websites and catalogs.

Since 2011, we have focused on three strategic initiatives:

•	Expanding the base of customers recognizing our value proposition.

•	Expanding gross margin through sourcing initiatives, operational efficiencies and supply chain optimization.

•	Developing the best people to serve our customers and deliver continuous improvement in our operations.

In comparable stores, our net sales have been weaker in comparing 2014 to 2013 due primarily to a lower number of customers invoiced. We believe customer demand for our flooring has been weaker in 2014 than 2013, particularly in stores located in the Northeast and Midwest. Further, we have converted less customer demand to invoiced sales due to constrained inventory levels in certain key merchandise categories. These conditions of low customer count and constrained merchandise inventory have also adversely impacted gross margin, through shifts in our sales mix and greater ad-hoc discounting at the point of sale.

As we enter the fall flooring season in late August and constrained products are returned to full in-stock positions, we believe customer demand will strengthen and gross margin will improve relative to the second half of 2013. We continue to invest in the infrastructure supporting our long-term growth, and our investment in 2014 will be the largest in our history. These investments will bolster our supply chain and finishing capacity and continue to expand our store base. We will continue to aggressively pursue market share and elevate customer awareness of our value proposition through our advertising and branding. We now expect selling, general and administrative (“SG&A”) expenses in the second half of 2014 to increase 8% to 12% over the second half of 2013, and second half operating margin to approximate or marginally expand in comparison to the second half of 2013.

Customer Demand

We believe customer demand in the second quarter and first six months of 2014 was weaker than the comparable periods in 2013 due to the continuing impact of an unusually severe winter across large sections of the Midwest and Northeast and a slowdown in the aggregate sales of single family homes, historically a driver of large-ticket, discretionary purchases. The tables below reflect a segregation of those stores we believe were impacted by weather or Hurricane Sandy from all other stores when comparing second quarter and first half of 2014 net sales and the percentage change to the second quarter and first half of 2013:

	Three Months Ended June 30, 2014
	All Stores	All Other Stores	Stores Significantly Impacted by Weather[1]	Hurricane Sandy Stores[2]
		(dollars in thousands)
Number of stores at June 30, 2014	344	206	131	7

Net sales	$263,085	$163,882	$93,176	$6,027
Percentage increase (decrease)	2.3%	5.5%	0.4%	(32.5)%
		percentage increase (decrease)
Comparable stores[3]:
Net sales	(7.1)%	(2.1)%	(12.9)%	(32.5)%
Customers invoiced[4]	(5.3)%	(1.9)%	(9.6)%	(25.7)%
Average sale[5]	(1.8)%	(0.2)%	(3.3)%	(6.8)%

	Six Months Ended June 30, 2014
	All Stores	All Other Stores	Stores Significantly Impacted by Weather[1]	Hurricane Sandy Stores[2]
		(dollars in thousands)
Number of stores at June 30, 2014	344	206	131	7

Net sales	$509,376	$316,545	$181,181	$11,650
Percentage increase (decrease)	4.5%	9.7%	0.5%	(37.7)%
		percentage increase (decrease)
Comparable stores[3]:
Net sales	(4.0)%	2.8%	(11.4)%	(37.7)%
Customers invoiced[4]	(4.3)%	0.0%	(9.0)%	(29.0)%
Average sale[5]	0.3%	2.8%	(2.4)%	(8.7)%

1 Segregation of those stores we believe were significantly impacted by the unusually severe weather is consistent with that presented in the first quarter of 2014, except that those stores impacted by Hurricane Sandy are further segregated.

2 Includes store locations serving communities that were impacted by Hurricane Sandy and benefited net sales from the fourth quarter of 2012 through the third quarter of 2013.

3A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.

4 Change in number of customers invoiced is calculated by applying our average sale to total net sales at comparable stores.

5Average sale, calculated on a total company basis, is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).

The winter weather experienced in the U.S. and Canada was unusual in severity, geographic scale and duration, in a number of areas lasting into the second quarter of 2014, which impacted our net sales in the first half of the year. In both the second quarter and first six months of 2014, net sales at the 131 stores we designated as significantly impacted by weather were considerably weaker than net sales at all other stores.

Our customers typically plan well in advance for the inconvenience of removing old flooring and installing new flooring. In larger, more complex projects, greater lead time and preparation is often required, and we believe the duration of the severe weather in some areas required a number of customers to reprioritize these multi-room projects. Historically, we experience the strongest demand for flooring in the spring, and again in the fall, often coinciding with the traditional period when children begin school. We now believe a portion of the reprioritized demand will return this fall, and a portion in the spring of 2015.

Though we believe we are early in a multi-year recovery in home improvement spending, we continue to expect periodic volatility in our customer demand. The wood flooring market in which we operate is highly fragmented, and dependent on home-related, large-ticket discretionary spending, which is influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. Our reduced customer traffic coincided with certain weak macroeconomic trends related to residential remodeling, including existing home sales, which have generally been lower in 2014 than the corresponding periods in 2013.

Constrained Inventory

In certain key merchandise categories, primarily laminates, vinyl plank and engineered hardwoods, lower than planned, or constrained, inventory levels reduced our ability to convert customer demand into invoiced sales. Across all product categories with constrained inventory, we estimate an aggregate net sales shortfall in the second quarter of up to $18 million, as:

•	a portion of customer demand was converted to sales at a lower final retail price point as the longer customers wait for an order to be filled, the greater the likelihood and amount of point of sale discounting.

•	a portion of customer demand was converted to sales of a product substituted for a constrained product, often at a lower retail price point, and

•	a portion of customer demand was lost.

Constrained inventory resulted primarily from certain mills experiencing production delays in meeting our open orders as we continued to enhance our quality assurance requirements. Since we are committed to leading the industry in our quality and regulatory compliance standards, over the past several years, we have implemented significant enhancements to our quality controls throughout our supply chain. In the second quarter of 2014, certain international mills and their supply chains experienced delays in meeting revised requirements we considered primarily administrative. Though we understood the timing and substance of these requirements to be unique within our industry, we underestimated the aggregate impact on the mill base. As the mills have gained experience in complying with the additional controls, our supply chain has flowed more consistently and we expect full product availability during the third quarter, with no material impact to our product costs. As we improve our in-stock levels of these products, we will carry higher than historical inventory levels through the remainder of the year.

Store Base Expansion

In 2012, we began modifying our real estate strategy to consider total long-term share within a market over unit-based analysis, and we began targeting retail corridors within a market over more industrial locations. In January 2013, we implemented an expanded showroom format we designated as our “store of the future.” All of our new stores opened in 2013 and 2014 feature the expanded showroom. Further, we continue to remodel our existing stores to feature this format, either in place or through relocation in the primary trade area. The results to date have generally met or exceeded our expectations. Store location activity to date in the expanded showroom format is as follows:

Number of stores featuring the expanded showroom:	2014	2013

Number of stores at January 1	52	—
New stores opened during the period	26	12
Existing stores remodeled during the period[1]	9	8
Number of stores at June 30	87	20

1 A remodeled store remains a comparable store as long as it is relocated within the primary trade area.

In 2014, we expect to open a total of 33 to 37 new stores in the expanded showroom format, and remodel 15 to 20 existing stores.

Supply Chain Optimization

In 2014, we expect to strengthen our supply chain through the consolidation and expansion of our distribution facilities. On the East Coast, we are constructing a million square foot distribution center on 110 acres of land we own in Henrico County, Virginia with a targeted opening date late in the fourth quarter of 2014. This facility will consolidate and enhance existing East Coast operations, which currently utilize 750,000 leased square feet across four separate buildings. On the West Coast, we began operating a 500,000 square foot leased distribution center in Pomona, California in the first quarter of 2014. This facility is the primary distribution center for over 90 of our western stores.

We expect the East Coast investment in land, building and equipment to total approximately $55.0 million, with $29.7 million expended through June 30, 2014, including $15.8 million capitalized in the second quarter of 2014. Equipment for the West Coast distribution center totaled $3.3 million to date, with $0.3 million capitalized in the second quarter of 2014.

We expect incremental SG&A expenses related to our supply chain optimization initiatives, primarily occupancy and wages, of up to $1.7 million per quarter for the remainder of 2014, following the $1.6 million of incremental expenses in the second quarter. We do not expect any material SG&A expenses related to the East Coast facility until the fourth quarter of 2014, when construction is expected to be materially complete and the facility open for operation.

Non-Merchandise Services

Net sales in the second quarter included $8.8 million of delivery and installation services, up from $2.9 million in the second quarter of 2013. For the six months ended June 30, delivery and installation services totaled $15.2 million in 2014, up from $4.5 million in 2013.

Approximately one in 10 customers opt for fully-insured and licensed professional installation services which are available to measure and install flooring at competitive prices at each of our stores. In 285 of our stores, installation services are managed through a national arrangement with a third-party. Under this national arrangement, we receive certain reimbursements based on volume with which we offset other expenses. In the remaining 59 stores, we are testing structural alternatives to the national arrangement. In these stores, our own associates perform certain customer-facing, consultative services and coordinate the actual installation services provided by third-party professional installers. The installation transactions we arrange and coordinate are included in our operations, and in the second quarter of 2014, increased operating income but with gross margins generally less than our average merchandise transaction.

We engage third parties to deliver our products from the store to an address designated by the customer. The cost of the delivery varies based on weight and distance, and we pass our actual cost onto the customer with a small markup to cover administration. We believe the percentage of customers opting for non-merchandise services will grow as our value proposition resonates with a greater number of customers who do not consider themselves “do-it-yourself” or DIY consumers. Currently, approximately one in five customers opt for delivery services over in-store pickup.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2014	2013	2014	2013
	(dollars in thousands)
Net sales	$263,085	$257,111	$509,376	$487,530
Percentage increase	2.3%	22.2%	4.5%	22.4%
Number of stores open at end of period	344	300	344	300
Number of stores opened in period	13	7	26	12
	percentage increase (decrease)
Average sale[1]	(1.8)%	5.4%	0.3%	6.3%
Average retail price per unit sold[2]	(1.1)%	5.6%	0.3%	5.9%

Comparable Stores[3]:
Net sales	(7.1)%	14.9%	(4.0)%	15.0%
Customers invoiced[4]	(5.3)%	9.5%	(4.3)%	8.7%
Net sales of stores operating for 13 to 36 months	2.1%	17.3%	3.0%	18.1%
Net sales of stores operating for more than 36 months	(8.1)%	14.4%	(4.8)%	14.4%

Net sales in markets with all stores comparable (no cannibalization)	(3.4)%	16.9%	(0.2)%	17.3%
Net sales in cannibalized markets[5]	15.2%	45.5%	17.0%	43.6%

1 Average sale, calculated on a total company basis, is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).

2 Average retail price per unit sold is calculated on a total company basis and excludes non-merchandise revenue.

3A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.

4Approximated by applying our average sale to total net sales at comparable stores.

5A cannibalized market has at least one comparable store and one non-comparable store.

Net sales for the second quarter of 2014 increased $6.0 million, or 2.3%, over the second quarter of 2013 as an increase in net sales in non-comparable stores of $24.1 million was partially offset by a decrease in net sales in comparable stores of $18.1 million. Net sales for the six months ended June 30, 2014 increased $21.9 million, or 4.5%, over the same prior year period as an increase in net sales in non-comparable stores of $41.4 million was partially offset by a decrease in net sales in comparable stores of $19.5 million. In addition to the factors described in Overview and Trends, net sales were also impacted by the following factors:

•	Store base expansion drove the increase in non-comparable store net sales as we expanded our store base by 44 locations comparing the total at June 30, 2014 to June 30, 2013.

•	Store locations serving communities recovering from the effects of Hurricane Sandy reduced total comparable store net sales by 30 to 40 basis points in the second quarter of 2014 and by 65 to75 basis points in the first six months of 2014. Comparable store net sales benefited 65 to 75 basis points in the second quarter of 2013 and 100 to 120 basis points in the first six months of 2013 from these locations.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net Sales	$263,085	$257,111	$509,376	$487,530
Cost of Sales	156,847	151,032	301,851	288,453
Gross Profit	$106,238	$106,079	$207,525	$199,077
Gross Margin	40.4%	41.3%	40.7%	40.8%

We believe that the significant drivers of gross margin contraction and their estimated impact compared to the prior year are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Driver	Description	2014	2013	2014	2013
		expansion (contraction) in basis points
Product	Cost of acquiring the products we sell from our suppliers, including the impact of our sourcing initiatives; Customs and duty charges; Changes in the mix of products sold; Changes in the average retail price per unit sold; Changes in the average retail price and related cost of services, including installation.	(80)	320	(20)	330
Transportation	International and domestic transportation costs, including the impact of international container rates; Fuel and fuel surcharges; Impact of vendor shipments received directly by our stores; Transportation charges from our distribution centers to our stores; Transportation charges between stores and the cost of delivery to our customers.	(30)	60	(20)	30
All Other	Investments in our quality control procedures; Warranty costs; Changes in finishing costs to produce a unit of our proprietary brands; Inventory shrink; Net costs of producing samples.	20	20	30	(10)
Total Change in Gross Margin from the prior year		(90)	400	(10)	350

•	Product: Gross margin was adversely impacted by net shifts in our sales mix, including those driven by constrained inventory, and an increase in the attachment of installation services. Gross margin benefitted from an increase in the sales mix of moldings-accessories, which increased to 19.0% and 18.7% of total net sales in the three and six months ended June 30, 2014, respectively, from 18.0% and 17.8% in the comparable prior year periods, respectively. In addition, greater discounting at the point of sale due to both lower customer traffic to our stores and constrained inventory adversely impacted gross margin.

•	Transportation: Gross margin benefited from generally lower international transportation rates which were fully offset by higher domestic transportation costs. Aggregate international container costs decreased as rates to our West Coast distribution center were significantly less than rates to the East Coast. The increase in domestic costs were primarily due to increased unit flow, including the number of customers choosing delivery services, which increased to 19% of all customers in the second quarter of 2014 from 11% in the second quarter of 2013.

•	All Other Costs: Gross margin benefitted from certain operating efficiencies, including a reduction in shrink, partially offset by lower net sales and our increased investment in quality control and assurance. In the first half of 2013, reserves for merchandise obsolescence were increased due primarily to supplier transition following certain line reviews. Those transitions were completed by the end of 2013.

Operating Income and Operating Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Gross Profit	$106,238	$106,079	$207,525	$199,077
SG&A Expenses	79,066	72,992	157,932	140,582
Operating Income	$27,172	$33,087	$49,593	$58,495
Operating Margin	10.3%	12.9%	9.7%	12.0%

The following table sets forth components of our SG&A expenses as a percentage of net sales, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total SG&A Expenses	30.1%	28.4%	31.0%	28.8%
Salaries, Commissions and Benefits	11.4%	11.9%	11.9%	12.1%
Advertising	8.7%	8.0%	8.6%	8.0%
Occupancy	4.1%	3.3%	4.2%	3.4%
Depreciation and Amortization	1.3%	1.0%	1.3%	1.1%
Stock-Based Compensation	0.5%	0.6%	0.6%	0.5%
Other SG&A Expenses	4.1%	3.6%	4.4%	3.7%

Operating income for the second quarter ended June 30, 2014 decreased $5.9 million, or 17.9%, over the second quarter of 2013. The decrease in operating income was driven by a slight increase in gross profit which was fully offset by an increase in SG&A expenses of $6.1 million. Operating income for the six months ended June 30, 2014 decreased $8.9 million, or 15.2%, over the same period in 2013. The decrease in operating income was driven by an increase in gross profit of $8.4 million, which was fully offset by an increase in SG&A expenses of $17.3 million. SG&A expenses were impacted by the following:

•	Salaries, commissions and benefits in the three and six months ended June 30, 2014 decreased as a percentage of net sales as incremental costs related to store base growth, our test of installation services and the full implementation of the West Coast distribution center were more than offset by lower commissions rates earned by our store management and lower accruals related to our management bonus plan.

•	Advertising expenses increased as a percentage of net sales as we continued to broaden our reach and frequency, partially offset by leverage of our national advertising campaigns over a larger store base.

•	Occupancy costs increased primarily due to store base expansion and incremental expense in the second quarter of 2014 of approximately $0.7 million related to the West Coast distribution center, which became fully operational during the first quarter of 2014.

•	Depreciation and amortization increased primarily due to store base expansion, remodeling existing stores and the West Coast distribution center.

•	Other SG&A expenses included approximately $3.4 million and $2.2 million of legal and professional fees in the second quarter of 2014 and 2013, respectively, and $7.4 million and $4.4 million in the six months ended June 30, 2014 and 2013, respectively.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Provision for Income Taxes	$10,495	$12,815	$19,128	$22,652
Effective Tax Rate	38.7%	38.6%	38.7%	38.5%

The effective tax rate may vary due to changes in state taxes and certain reserves.

Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net Income	$16,607	$20,422	$30,301	$36,203
As a percentage of net sales	6.3%	7.9%	5.9%	7.4%

Net income decreased $3.8 million, or 18.7%, comparing the second quarter of 2014 to 2013 and decreased $5.9 million, or 16.3%, comparing the six months ended June 30, 2014 to the six months ended June 30, 2013.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. We periodically use available funds to repurchase shares of our common stock under our stock repurchase program. Our principal sources of liquidity are $48.1 million of cash and cash equivalents at June 30, 2014, our cash flow from operations, and $50.0 million of availability under our revolving credit facility. We believe that cash flow from operations, together with existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the foreseeable future.

In 2014, we now expect capital expenditures to total between $80 million and $85 million. In addition to general capital requirements, we intend to:

•	open between 33 and 37 new store locations, using up to $10 million of cash;

•	remodel or relocate 15 to 20 existing stores, using up to $3 million of cash;

•	continue to invest in our supply chain, using up to $50 million of cash primarily related to the East Coast and West Coast distribution centers;

•	invest in our finishing line and other vertical integration initiatives, using up to $10 million;

•	continue to invest in integrated information technology systems; and

•	continue to improve the effectiveness of our marketing programs.

Cash and Cash Equivalents

During the first six months of 2014, cash and cash equivalents decreased $32.6 million to $48.1 million. The decrease of cash and cash equivalents was primarily due to $38.5 million of net cash used to repurchase common stock and $28.3 million for capital expenditures partially offset by net cash provided by operating activities of $28.1 million.

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

Merchandise Inventories

Merchandise inventories at June 30, 2014 increased $20.3 million from December 31, 2013, due to an increase in available for sale inventory of $23.7 million offset by a decrease in inbound in-transit inventory of $3.4 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of June 30, 2014	As of December 31, 2013	As of June 30, 2013
	(in thousands)
Inventory – Available for Sale	$236,298	$212,617	$190,736
Inventory – Inbound In-Transit	36,442	39,811	39,763
Total Merchandise Inventories	$272,740	$252,428	$230,499

Available Inventory Per Store	$687	$669	$636

Available inventory per store at June 30, 2014 was higher than both December 31, 2013 and June 30, 2013 due to weaker than expected net sales and an increase in solid hardwoods and related moldings, including products to facilitate the launch of our expanded Bellawood assortment.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning. Our West Coast distribution facility is expected to reduce the transit time for certain international shipments.

Stock Repurchase Program

We believe the stock repurchase program is an important part of returning value to our shareholders, and expresses our long-term confidence in our proven store model and growth potential. In January 2014, our board of directors increased the authorization to repurchase our common stock by $50.0 million. During the second quarter and first six months of 2014, we repurchased 246,200 and 414,200 shares of our common stock, respectively, through open market purchases, using approximately $20.7 million and $37.4 million in cash, respectively. Since inception of our stock repurchase program, we have repurchased approximately 2.5 million shares of our common stock through open market purchases at an average price of $48.88 using approximately $120.6 million in cash.

Cash Flows

Operating Activities. Net cash provided by operating activities was $28.1 million and $23.7 million for the six months ended June 30, 2014 and 2013, respectively. Net cash provided by operating activities increased primarily due to a smaller build in merchandise inventories, net of accounts payable, as well as an increase in customer deposits and store credits, which was partially offset by less profitable operations.

Investing Activities. Net cash used in investing activities for capital expenditures was $28.3 million and $6.8 million for the six months ended June 30, 2014 and 2013, respectively. Capital expenditures during the first six months of 2014 included approximately $10.5 million related to the store base expansion, approximately $8.5 million related to the East Coast distribution center, approximately $5.5 million in vertical integration projects and approximately $1.1 million related to the West Coast distribution center.

Financing Activities. Net cash used in financing activities was $32.6 million for the six months ended June 30, 2014, primarily due to repurchases of common stock. Net cash provided by financing activities was $3.9 million for the six months ended June 30, 2013 as proceeds received from stock option exercises were greater than repurchases of common stock.

Certain External Factors Impacting Our Business

Antidumping and Countervailing Duties Investigation. In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring (the “Petitioner”) filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China.  The DOC then made preliminary determinations regarding CVD and AD rates on April 6, 2011 and May 26, 2011, respectively.  In the fall of 2011, after final determinations were made by the ITC and DOC, orders were issued setting AD and CVD rates.

Pursuant to the orders, most of our suppliers’ final rates were 1.5% (CVD) and 3.31% (AD), although some received rates of 0%. These rates became effective in the form of additional duty deposits, which we have paid, and applied retroactively to the DOC preliminary determinations of April 6, 2011 (CVD) and May 26, 2011 (AD).

Following the issuance of the orders, a number of appeals were filed by several parties, including us, challenging various aspects of the determinations made by both the ITC and DOC, including certain aspects that may impact the validity of the AD and CVD orders and the applicable rates.   These appeals are still ongoing and are expected to be concluded by the end of 2014.

Additionally, in May 2014, the DOC completed the first annual review of the AD and CVD rates.  As part of this review process, the rates from the investigation for most of our suppliers may change to 5.92% (AD), although some may remain at 0%. This result is being appealed by several parties, including us.  The CVD rate for the first annual review was released on July 29, 2014, and the rate applicable to most of our suppliers has been reduced to 0.83% (CVD). These rates from the first annual reviews may replace the current deposit rates and be applied retroactively to the DOC’s preliminary determinations in the original investigation depending on the outcome of pending and potential court appeals. In the meantime, we are submitting duty deposits for the applicable products at the new higher rate (AD) and the new lower rate (CVD). Approximately 10% of our net sales in 2013 were products that fall within the scope of the review.

In February 2014, the DOC also initiated the second annual review of AD and CVD rates and such review is expected to be completed in the spring of 2015. Any change in the applicable rates as a result of the second annual review would apply to imports occurring after the end of the first annual review period.

Execution of Search Warrants. On September 26, 2013, sealed search warrants were executed at our corporate offices in Toano and Richmond, Virginia by the Department of Homeland Security’s Immigration and Customs Enforcement and the U.S. Fish and Wildlife Service. The search warrants requested information, primarily documentation, related to the importation of certain of our wood flooring products. We have cooperated with federal authorities by providing them with requested information. No material events occurred in the second quarter of 2014 with respect to this matter.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On August 30, 2012, Jaroslaw Prusak, a purported customer (“Prusak”), filed a putative class action lawsuit, which was subsequently amended, against us in the United States District Court for the Northern District of Illinois. Prusak alleges that we willfully violated the Fair and Accurate Credit Transactions Act amendments to the Fair Credit Reporting Act in connection with electronically printed credit card receipts provided to certain of our customers.  In the operative complaint, Prusak, for himself and the putative class, seeks statutory damages of no less than $100 and no more than $1,000 per violation, punitive damages, attorney’s fees and costs, and other relief.  Prusak filed a motion seeking certification of the putative class and the parties each filed motions seeking summary judgment with regard to matters at issue in the case.  Although we believe we have valid defenses to the claims asserted, we have agreed to a proposed settlement of the claims in the lawsuit, which the court has preliminarily approved. Under the proposed settlement agreement, we would pay the plaintiffs’ attorneys’ fees, a sum to Prusak and either a cash sum or voucher to members of the putative class. Based upon the terms of the proposed settlement, our reasonable best estimate of the probable loss that may result from this action is approximately $500,000, with us recording an accrual for this amount in the second quarter of 2014. In the event the court does not grant final approval of the proposed settlement, we intend to continue to defend this case vigorously but given the current status of the case, legal standards and pending motions, it would not be possible at this time for us to estimate the reasonably possible loss or range of loss that may result from this action.

On or about November 26, 2013, Gregg Kiken (“Kiken”) filed a securities class action lawsuit, which was subsequently amended, in the Federal District Court for the Eastern District of Virginia against us, our founder, Chief Executive Officer and President, Chief Financial Officer and Chief Merchandising Officer (collectively, the “Defendants”). In the amended complaint, Kiken and an additional plaintiff, Keith Foster (together with Kiken, the “Plaintiffs”), allege that the Defendants made material false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects. In particular, the Plaintiffs allege that the Defendants made material misstatements or omissions related to our compliance with the federal Lacey Act and the chemical content of certain of our wood products. In addition to attorney’s fees and costs, the Plaintiffs seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. We dispute the Plaintiffs’ claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, insurance coverage issues and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Two putative class action cases were filed against us in the United States District Court for the Northern District of Illinois alleging that we unlawfully sent unsolicited facsimile advertisements. With respect to the first case, on or about March 4, 2014, Richard Wade Architects, P.C. (“RWA”) filed a lawsuit (the “RWA Lawsuit”), which was subsequently amended, alleging that we violated the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act and the common law by sending an unsolicited facsimile advertisement to RWA. RWA seeks recourse on its own behalf as well as other similarly situated parties that received unsolicited facsimile advertisements from us. The TCPA provides for recovery of actual damages or $500 for each violation, whichever is greater. If it is determined that a defendant acted willfully or knowingly in violating the TCPA, the amount of the award may be increased by up to three times the amount provided above. We are actively defending the RWA Lawsuit. Given the uncertainty of litigation, the preliminary stage of the RWA Lawsuit and the legal standards that must be met for, among other things, class certification, we have concluded that although a loss is reasonably possible, we cannot estimate the reasonably possible loss or range of loss that may result from the RWA Lawsuit.

With respect to the second case, on or about April 29, 2014, Stonecrafters, Inc. (“Stonecrafters”) filed a lawsuit (the “Stonecrafters Lawsuit”) on its own behalf and on behalf of other similarly situated parties alleging that the Company violated the TCPA by sending unsolicited facsimiles to Stonecrafters and others. Without admitting or conceding any liability, we agreed to settle the claims asserted by Stonecrafters in its individual capacity for an immaterial amount and the Stonecrafters Lawsuit was subsequently dismissed.

On or about July 23, 2014, Global Community Monitor, a non-profit California corporation, and Sunshine Park LLC, a California limited liability company (collectively, the “Prop 65 Plaintiffs”) filed a lawsuit (the “Lawsuit”) in the Superior Court of the State of California, County of Alameda, against us. In the complaint, the Prop 65 Plaintiffs allege that we violated California’s Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code section 25249.5, et seq. (“Proposition 65”). In particular, the Prop 65 Plaintiffs allege that we failed to warn consumers in California that they are being exposed to formaldehyde and provided false and misleading statements concerning formaldehyde emissions released from certain of our products identified in the Lawsuit (the “Products”). In addition to attorney’s fees and costs, the Prop 65 Plaintiffs seek (i) equitable relief involving the reformulation of the Products, additional warnings related to the Products, the issuance of notices to certain of the purchasers of the Products (the “Customers”) and the waiver of restocking fees for Customers who return the Products and (ii) civil penalties in the amount of $2,500 per day for each violation of Proposition 65. We dispute the claims of the Prop 65 Plaintiffs and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended June 30, 2014 (dollars in thousands, except per share amounts):

Issuer Purchases of Equity Securities

				Maximum
			Total Number	Dollar Value of
			of Shares	Shares
			Purchased as	that May
	Total		Part of Publicly	Yet Be
	Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans	Under the Plans
Period	Purchased[1]	per Share	or Programs[2]	or Programs[2]
April 1, 2014 to April 30, 2014	86,540	$89.34	86,400	$42,449
May 1, 2014 to May 31, 2014	96,688	83.35	96,300	34,423
June 1, 2014 to June 30, 2014	63,500	78.49	63,500	29,439
Total	246,728	$84.20	246,200	$29,439

1 In addition to the shares of common stock we purchased under our $150 million stock repurchase program, we repurchased 528 shares of our common stock at an aggregate cost of $45,000, or an average purchase price of $85.71 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock awards during the quarter ended June 30, 2014.

2 Except as noted in footnote 1 above, all of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase programs. Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: July 30, 2014	By:	/s/ Daniel E. Terrell
Daniel E. Terrell
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Other Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements

