Form 10-Q
period 2014-09-30
Lumber Liquidators Holdings, Inc.
filed 2014-10-22
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 20, 2014, there are 27,060,764 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2014

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$10,788	$80,634
Merchandise Inventories	288,827	252,428
Prepaid Expenses	6,058	6,229
Other Current Assets	17,025	12,916
Total Current Assets	322,698	352,207
Property and Equipment, net	118,506	65,947
Goodwill	9,693	9,693
Other Assets	1,637	1,712
Total Assets	$452,534	$429,559
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$56,243	$56,327
Customer Deposits and Store Credits	33,186	22,377
Accrued Compensation	4,727	11,709
Sales and Income Tax Liabilities	5,356	4,878
Other Current Liabilities	24,488	11,709
Total Current Liabilities	124,000	107,000
Deferred Rent	6,243	4,169
Deferred Tax Liability	9,065	9,061

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 shares authorized; 27,057,543 and 27,557,570 shares outstanding, respectively)	30	30
Treasury Stock, at cost (2,815,908 and 2,133,307 shares, respectively)	(138,645)	(85,382)
Additional Capital	175,558	164,581
Retained Earnings	276,688	230,662
Accumulated Other Comprehensive Loss	(405)	(562)
Total Stockholders’ Equity	313,226	309,329
Total Liabilities and Stockholders’ Equity	$452,534	$429,559

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Income

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Sales	$266,067	$254,278	$775,443	$741,807
Cost of Sales	161,909	147,903	463,760	436,356
Gross Profit	104,158	106,375	311,683	305,451

Selling, General and Administrative Expenses	78,377	73,108	236,309	213,690
Operating Income	25,781	33,267	75,374	91,761

Other (Income) Expense	82	(64)	246	(425)
Income Before Income Taxes	25,699	33,331	75,128	92,186

Provision for Income Taxes	9,974	12,932	29,102	35,586
Net Income	$15,725	$20,399	$46,026	$56,600
Net Income per Common Share—Basic	$0.58	$0.74	$1.68	$2.06
Net Income per Common Share—Diluted	$0.58	$0.73	$1.67	$2.03
Weighted Average Common Shares Outstanding:
Basic	27,096,229	27,594,573	27,332,418	27,448,441
Diluted	27,270,997	27,954,115	27,569,800	27,905,131

See accompanying notes to condensed consolidated financial statements

4

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Other Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$15,725	$20,399	$46,026	$56,600
Foreign Currency Translation Adjustments	(234)	268	157	(425)
Comprehensive Income	$15,491	$20,667	$46,183	$56,175

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash Flows from Operating Activities:
Net Income	$46,026	$56,600
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	10,846	8,503
Stock-Based Compensation Expense	4,040	4,168
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(36,557)	(30,704)
Accounts Payable	(717)	(17,622)
Customer Deposits and Store Credits	10,841	6,754
Prepaid Expenses and Other Current Assets	(2,374)	(3,991)
Other Assets and Liabilities	329	12,994
Net Cash Provided by Operating Activities	32,434	36,702

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(56,214)	(17,261)
Net Cash Used in Investing Activities	(56,214)	(17,261)

Cash Flows from Financing Activities:
Payments for Stock Repurchases	(53,263)	(24,609)
Proceeds from the Exercise of Stock Options	2,938	9,796
Excess Tax Benefit from Stock-Based Compensation	3,747	15,711
Borrowings on Revolving Credit Facility	26,000	—
Payments on Revolving Credit Facility	(26,000)	—
Net Cash (Used in) Provided by Financing Activities	(46,578)	898
Effect of Exchange Rates on Cash and Cash Equivalents	512	(312)
Net (Decrease) Increase in Cash and Cash Equivalents	(69,846)	20,027
Cash and Cash Equivalents, Beginning of Period	80,634	64,167
Cash and Cash Equivalents, End of Period	$10,788	$84,194

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

Note 1.	Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate and vinyl plank flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay, adhesives and flooring tools. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 340 store locations in primary or secondary metropolitan areas in 46 states and nine store locations in Canada at September 30, 2014. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing line in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.”

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

Results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and other liabilities approximate fair value because of the short-term nature of these items. Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board (“FASB”) ASC 820 fair value hierarchy. The Company had cash equivalents of nil and $170 at September 30, 2014 and December 31, 2013, respectively.

Note 3.	Stockholders’ Equity

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$15,725	$20,399	$46,026	$56,600
Weighted Average Common Shares Outstanding—Basic	27,096,229	27,594,573	27,332,418	27,448,441
Effect of Dilutive Securities:
Common Stock Equivalents	174,768	359,542	237,382	456,690
Weighted Average Common Shares Outstanding—Diluted	27,270,997	27,954,115	27,569,800	27,905,131
Net Income per Common Share—Basic	$0.58	$0.74	$1.68	$2.06
Net Income per Common Share—Diluted	$0.58	$0.73	$1.67	$2.03

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2014	2013
Stock Options	265,804	12,399
Restricted Stock Awards	20,961	—

Stock Repurchase Program

In January 2014, the Company’s board of directors authorized the repurchase of up to an additional $50,000 of the Company’s common stock, bringing the total authorization to $150,000. At September 30, 2014, the Company had $14,728 remaining under this authorization. Purchases under this program were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Shares Repurchased	257,000	109,900	671,200	306,430

Average Price per Share	$57.24	$89.60	$77.68	$78.27

Total Aggregate Costs	$14,711	$9,847	$52,138	$23,986

Note 4.	Stock-Based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

	Stock Options	Restricted Stock Awards
Options Outstanding/Nonvested RSAs, December 31, 2013	749,490	178,335
Granted	72,354	35,769
Options Exercised/RSAs Released	(142,420)	(43,068)
Forfeited	(23,836)	(10,869)
Options Outstanding/Nonvested RSAs, September 30, 2014	655,588	160,167

Note 5.	Related Party Transactions

As of both September 30, 2014 and 2013, the Company leased 29 of its locations and the Corporate Headquarters, which includes a store location, representing 8.6% and 9.8% of the total number of store leases in operation, respectively, from entities controlled by the Company’s founder and current chairman of the board (“Controlled Companies”). Rental expense related to Controlled Companies was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental expense related to Controlled Companies	$721	$726	$2,213	$2,237

Note 6.	Commitments and Contingencies

On August 30, 2012, Jaroslaw Prusak, a purported customer (“Prusak”), filed a putative class action lawsuit, which was subsequently amended, against the Company in the United States District Court for the Northern District of Illinois (the “Prusak Lawsuit”). Prusak alleges that the Company willfully violated the Fair and Accurate Credit Transactions Act amendments to the Fair Credit Reporting Act in connection with electronically printed credit card receipts provided to certain of its customers.  In the operative complaint, Prusak, for himself and the putative class, seeks statutory damages of no less than one hundred dollars and no more than one thousand dollars per violation, punitive damages, attorney’s fees and costs, and other relief.  Prusak filed a motion seeking certification of the putative class and the parties each filed motions seeking summary judgment with regard to matters at issue in the case. Although the Company believes it has valid defenses to the claims asserted, the Company has agreed to a proposed settlement of the claims in the lawsuit, which the court has preliminarily approved. Under the proposed settlement agreement, the Company would pay the plaintiffs’ attorneys’ fees, a sum to Prusak and either a cash sum or voucher to members of the putative class. Based upon the actual response rate received from the putative class members, the Company has accrued $755, including $255 in the third quarter of 2014, as the best estimate of the probable loss that may result from this action.  In the event the court does not grant final approval of the proposed settlement, the Company intends to continue to defend the Prusak Lawsuit vigorously and will assess the possibility of any loss at that time.

On or about November 26, 2013, Gregg Kiken (“Kiken”) filed a securities class action lawsuit, which was subsequently amended, in the United States District Court for the Eastern District of Virginia against the Company, its founder, Chief Executive Officer and President, Chief Financial Officer and Chief Merchandising Officer (collectively, the “Kiken Defendants”). In the amended complaint, Kiken and an additional plaintiff, Keith Foster (together with Kiken, the “Plaintiffs”), allege that the Kiken Defendants made material false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects. In particular, the Plaintiffs allege that the Kiken Defendants made material misstatements or omissions related to the Company’s compliance with the federal Lacey Act and the chemical content of certain of its wood products. In addition to attorneys’ fees and costs, the Plaintiffs seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Company disputes the Plaintiffs’ claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, insurance coverage issues and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

On or about March 4, 2014, Richard Wade Architects, P.C. (“RWA”) filed a lawsuit in the United States District Court for the Northern District of Illinois (the “RWA Lawsuit”), which was subsequently amended, alleging that Lumber Liquidators violated the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act and the common law by sending an unsolicited facsimile advertisement to RWA. RWA seeks recourse on its own behalf as well as other similarly situated parties that received unsolicited facsimile advertisements from the Company. The TCPA provides for recovery of actual damages or five hundred dollars for each violation, whichever is greater. If it is determined that a defendant acted willfully or knowingly in violating the TCPA, the amount of the award may be increased by up to three times the amount provided above. Although the Company believes it has valid defenses to the claims asserted, based upon the proceedings to date, the Company has recorded an accrual of approximately $275 in the third quarter of 2014 as its best estimate of the probable loss that may result from this action. Given the uncertainty of litigation, the preliminary stage of the RWA Lawsuit and the legal standards that must be met for, among other things, class certification, the Company cannot estimate any reasonably possible loss or range of loss in excess of the amount accrued that may result from the RWA Lawsuit.

On or about July 23, 2014, Global Community Monitor and Sunshine Park LLC (together, the “Prop 65 Plaintiffs”) filed a lawsuit in the Superior Court of the State of California, County of Alameda, against the Company. In the complaint, the Prop 65 Plaintiffs allege that the Company violated California’s Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code section 25249.5, et seq. (“Proposition 65”). In particular, the Prop 65 Plaintiffs allege that the Company failed to warn consumers in California that certain of the Company’s products (collectively, the “Products”) emit formaldehyde in excess of the applicable safe harbor limits. In addition to attorneys’ fees and costs, the Prop 65 Plaintiffs seek (i) equitable relief involving the reformulation of the Products, additional warnings related to the Products, the issuance of notices to certain of the purchasers of the Products (the “Customers”) and the waiver of restocking fees for Customers who return the Products and (ii) civil penalties in the amount of two thousand five hundred dollars per day for each violation of Proposition 65. In a notice letter dated September 22, 2014, the Prop 65 Plaintiffs have indicated, among other things, an intention to expand the scope of products at issue in this matter. The Company disputes the claims of the Prop 65 Plaintiffs and intends to defend the matter vigorously. Further, the Company has filed a counterclaim against the Prop 65 Plaintiffs for trade libel, unfair business practices, intentional interference with a prospective business advantage, negligent interference with economic relations, and declaratory relief. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

On or about September 17, 2014, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust (“Hallandale”) filed a securities class action lawsuit in the United States District Court for the Eastern District of Virginia against the Company, its Chief Executive Officer and President and its Chief Financial Officer (collectively, the “Hallandale Defendants”). In the complaint, Hallandale alleges that the Hallandale Defendants made material false and/or misleading statements that caused losses to investors. In particular, Hallandale alleges that the Hallandale Defendants made material misstatements or omissions regarding the Company’s supply chain and inventory position. In addition to attorneys’ fees and costs, Hallandale seeks to recover damages on behalf of itself and other persons who purchased or otherwise acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Company disputes Hallandale’s claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, insurance coverage issues and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements in this report may include, without limitation, statements regarding sales growth, comparable store net sales, impact of cannibalization, price changes, inventory availability, earnings performance, stock-based compensation expense, margins, return on invested capital, advertising costs, strategic direction, supply chain, clearance events, the demand for our products, the targeted opening date for the East Coast distribution center and store openings. Our actual results could differ materially from those projected in or contemplated by the forward-looking statements as a result of potential risks, uncertainties and other factors including, but not limited to, changes in general economic and financial conditions, such as the rate of unemployment, consumer access to credit, and interest rate; the volatility in mortgage rates; the legislative/regulatory climate; political unrest in the countries of our suppliers; the availability of sufficient suitable hardwood; our suppliers’ ability to meet our quality assurance requirements; the strength of our competitors and their ability to increase their market share; slower growth in personal income; changes in business and consumer spending; changes in transportation costs; the rate of growth of residential remodeling and new home construction; the impact weather may have on customer traffic and sales; the successful and timely completion of the East Coast distribution center, with such opening date being impacted by, among other things, weather and government-imposed requirements; and inventory levels. We specifically disclaim any obligation to update these statements, which speak only as of the dates on which such statements are made, except as may be required under the federal securities laws. Information regarding these additional risks and uncertainties is contained in our other reports filed with the Securities and Exchange Commission, including the Item 1A, “Risk Factors,” section of the Form 10-K for the year ended December 31, 2013.

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in our annual report filed on Form 10-K for the year ended December 31, 2013.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at low prices designed to appeal to a diverse customer base. We believe our value proposition to the customer is the most complete and the strongest within a highly-fragmented hardwood flooring market. Sourcing directly from the mill provides the foundation for this value proposition, strengthened by our unique store model and the industry expertise of our people. At September 30, 2014, we sold our products through 349 Lumber Liquidators stores in 46 states in the United States (“U.S.”) and in Canada, a call center, websites and catalogs.

Since 2011, we have focused on three strategic initiatives:

•	Expanding the base of customers recognizing our value proposition;

•	Expanding gross margin through sourcing initiatives, operational efficiencies and supply chain optimization; and

•	Developing the best people to serve our customers and deliver continuous improvement in our operations.

Current Sales Trends

Net sales in the third quarter of 2014 totaled $266.1 million, a 4.6% increase over the third quarter of 2013, as our store base expansion drove an increase in the number of customers invoiced, our measure of traffic, partially offset by a decrease in our average sale and lower customer traffic at our comparable stores. Net sales in comparable stores were down 4.9% for the quarter, though year-over-year basis comparisons improved each month as the availability of certain inventory recovered and the fall flooring season began with relative strength in late August. Together, these factors overcame continuing weak demand for wood flooring, and drove third quarter net sales higher than second quarter net sales for the first time since 2005.

The wood flooring market in which we operate is dependent on home-related, large-ticket discretionary spending, which is influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. Our aggregate measurement of these factors indicated customer demand for our flooring displayed year-over-year strength from the latter half of 2011 through the third quarter of 2013, before weakening in November 2013. Since that time, we believe customer demand for flooring has been weak, and we do not expect significant improvement from current levels in the fourth quarter of 2014.

The wood flooring market is highly fragmented, and we believe our superior value proposition has historically allowed us to win market share, even in periods where overall customer demand for flooring has been weak. Beginning in May 2014, however, our ability to gain market share was impacted by constrained inventory levels of certain key products, primarily within the laminate, vinyl plank and engineered hardwood merchandise categories. We estimate an aggregate net sales shortfall of up to $6 million in the third quarter of 2014 as customer demand was either lost or converted to substitute products at lower retail prices. At September 30, 2014, laminate and vinyl products were returned to full availability, and engineered hardwoods had recovered materially. We believe the circumstances resulting in reduced availability of certain key products have been mitigated and, as such, we do not expect any future material interruption in our supply chain related to these circumstances.

The winter weather experienced in the U.S. and Canada was unusual in severity, geographic scale and duration, and we believe customer demand for our wood flooring has been altered thus far in 2014 as a result, particularly across large sections of the Midwest and Northeast. Our customers typically plan well in advance for the inconvenience of removing old flooring and installing new flooring. In larger, more complex projects, greater lead time and preparation is often required. We believe the severity of the weather required a number of customers to reprioritize home improvement projects, including flooring. In the first quarter of 2014, we identified geographic regions we believed had been most severely impacted, and tracked the results of the 131 stores operating in those areas against the remainder of the chain. A significant performance gap in comparable store net sales in both the first and second quarters narrowed to 280 basis points in the third quarter, adjusting for store base expansion and the rollout of our installation program. We believe the performance gap is likely to further narrow, and may even invert, in the fourth quarter of 2014.

Bellawood Re-Launch

Bellawood is our flagship collection of solid, engineered and bamboo flooring, moldings and accessories. We have invested in new finishes to further strengthen Bellawood as an industry leader in the five key features of all hardwood flooring: scratch and abrasion resistance, stain and scuff resistance, and gloss retention. Our “Bellawood Re-Launch” includes broadening the assortment with new stains and matte finishes, and replacing certain existing products with those featuring a lower sheen gloss. In general, Bellawood branded products have a higher than average retail price, but a lower than average gross margin. In comparison to a sale of our average product, a Bellawood sale generally produces greater operating income.

In the third quarter of 2014, we began a series of promotional clearance events to reduce inventory levels of those products that will not be a part of our continuing assortment. We expect these events to continue periodically through spring 2015. The sales at clearance prices during these promotions will generally be at lower than average gross margins. In addition, our inventory reserves at September 30, 2014 were increased for inventory shrink, obsolescence and potential retail sales less than the average cost related to specific discontinued Bellawood products.

We launched the first of a number of significant advertising campaigns related to the Bellawood brand in October 2014, with the majority of advertising costs included in the third quarter of 2014. Advertising costs in the first half of 2015 are expected to include further Bellawood branding campaigns.

Gross Margin Trends

Gross margin in the third quarter of 2014 was 39.2%, a decrease of 120 basis points from the second quarter of 2014, due primarily to the Bellawood Re-Launch, the recovery of inventory availability in products previously constrained and increased reserves for inventory shrink and obsolescence. Gross margin in the third quarter was also reduced by lower retail prices realized for products substituted for those not available due to inventory constraints and greater discounting awarded to customers willing to accept longer wait times.

We believe gross margin in the fourth quarter of 2014 will improve to approximate the second quarter, though a number of factors have the potential for significant impact. Availability of our full assortment for the entire quarter, net benefits from our West Coast distribution center, lower domestic fuel costs and continued improvement in retail price discipline are expected to outweigh the increased sales mix of Bellawood and additional promotions to clear inventory. In 2015, as inventory levels normalize to our continuing assortment, including the Bellawood collection, we believe total gross margin will strengthen to approximate the aggregate gross margin of 2013, forming a base from which we expect multi-year gross margin expansion.

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

Number of stores featuring the expanded showroom:	2014	2013

Number of stores at January 1	52	—
New stores opened during the period	31	19
Existing stores remodeled during the period[1]	15	14

Number of stores at September 30	98	33

1 A remodeled store remains a comparable store as long as it is relocated within the primary trade area.

In the fourth quarter of 2014, we plan to open three new stores and remodel two existing stores in the expanded showroom format.

Supply Chain Optimization

In 2014, our supply chain will continue to be strengthened by the consolidation and expansion of our distribution facilities. On the East Coast, we are constructing a million square foot distribution center on 110 acres of land we own in Henrico County, Virginia. This facility will consolidate and enhance existing East Coast operations, which currently utilize 750,000 leased square feet across four separate buildings. We expect the facility to be fully operational by early December, and we expect to begin transition of our operations from existing facilities in the fourth quarter of 2014. We expect incremental transition expenses of approximately $0.4 million in the fourth quarter as we begin a consolidation that is expected to be complete by the end of the first quarter of 2015.

On the West Coast, we began operating a 500,000 square foot leased distribution center in Pomona, California in the first quarter of 2014. This facility is the primary distribution center for over 90 of our western stores. Incremental selling, general and administrative (“SG&A”) expenses related to the West Coast distribution center, primarily occupancy and wages, were approximately $1.7 million in the third quarter of 2014 and we anticipate a similar amount in the fourth quarter of 2014.

We expect the East Coast investment in land, building and equipment to total approximately $55.0 million, with $44.1 million expended through September 30, 2014, including $14.4 million capitalized in the third quarter of 2014. Equipment for the West Coast distribution center totaled $3.3 million to date.

Once both facilities are fully operational, we expect up to 100 basis points of aggregate net gross margin benefit.

Finishing and Vertical Integration

In 2014, we began expanding our finishing operations to more than double our capacity by investing in a second finishing line at our corporate headquarters. We have planned a total investment of approximately $5.0 million, with $2.9 million expended through September 30, 2014, and expect the second line to be operational in the first quarter of 2015.

Further, we continue to evaluate vertical integration opportunities that may increase the supply of domestic wood to feed the two finishing lines, including our flagship Bellawood product. We believe increasing our control over the raw material, drying process and milling will not only lower net product costs, but also provide greater stability in supply, and diversity of assortment and quality in the finished product. In 2014, we have invested approximately $5.0 million in equipment, primarily kilns located on a vendor’s property to dry green wood, which will ultimately be milled to annually produce approximately 10 million square feet of unfinished domestic wood flooring, which is approximately 10% of our annual hardwood supply.

We believe our investments in finishing and vertical integration will drive future gross margin expansion.

Non-Merchandise Services

Net sales in the third quarter of 2014 included $8.7 million of delivery and installation services, up from $4.7 million in the third quarter of 2013. For the nine months ended September 30, delivery and installation services totaled $23.9 million in 2014, up from $9.2 million in 2013.

Approximately one in 10 of our customers opt for fully-insured and licensed professional installation services which are available to measure and install flooring at competitive prices at each of our stores. In 276 of our stores, installation services are managed through a national arrangement with a third-party. Under this national arrangement, we receive certain reimbursements based on volume, which offset other expenses. In the remaining 73 stores, we are testing structural alternatives to the national arrangement. In these stores, our own associates perform certain customer-facing, consultative services and coordinate the actual installation services provided by third-party professional installers. The installation transactions we facilitate are included in our operations, which increased operating income in the third quarter of 2014, but with gross margins generally less than our average merchandise transaction.

We engage third parties to deliver our products from the store to an address designated by the customer. The cost of the delivery varies based on weight and distance, and we pass our actual cost onto the customer with a small markup to cover administration. We believe the percentage of customers opting for non-merchandise services will grow as our value proposition resonates with a greater number of customers who do not consider themselves “do-it-yourself” or DIY consumers. Currently, approximately one in five of our customers opt for delivery services over in-store pickup.

Results of Operations

Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net sales	$266,067	$254,278	$775,443	$741,807
Percentage increase	4.6%	24.5%	4.5%	23.1%

Number of stores open at end of period	349	307	349	307
Number of stores opened in period	5	7	31	19
	percentage increase (decrease)
Average sale[1]	(2.3)%	6.9%	(0.6)%	6.5%
Average retail price per unit sold[2]	(3.0)%	8.1%	(0.8)%	6.9%

Comparable Stores[3]:
Net sales	(4.9)%	17.4%	(4.3)%	15.8%
Customers invoiced[4]	(2.6)%	10.5%	(3.7)%	9.3%
Net sales of stores operating for 13 to 36 months	1.1%	22.7%	2.6%	21.2%
Net sales of stores operating for more than 36 months	(5.6)%	16.3%	(5.0)%	14.9%

Net sales in markets with all stores comparable (no cannibalization)	(0.9)%	19.9%	(0.4)%	18.2%
Net sales in cannibalized markets[5]	16.7%	46.5%	16.8%	45.7%

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

Net sales for the third quarter of 2014 increased $11.8 million, or 4.6%, over the third quarter of 2013 as an increase in net sales in non-comparable stores of $24.2 million was partially offset by a decrease in net sales in comparable stores of $12.4 million. Net sales for the nine months ended September 30, 2014 increased $33.6 million, or 4.5%, over the same prior year period as an increase in net sales in non-comparable stores of $65.6 million was partially offset by a decrease in net sales in comparable stores of $32.0 million. In addition to the factors described in Current Sales Trends, net sales were also impacted by the following factors:

•	Net sales in comparable stores decreased 4.9% in comparing the third quarter of 2014 to 2013 with a 2.6% decrease in the number of customers invoiced and a 2.3% decrease in the average sale. We believe the number of customers invoiced decreased primarily due the net effect of constrained inventory in certain key product categories and overall weakness in customer demand for wood flooring. We believe the average sale was adversely impacted by a decrease in the average retail price per unit sold, partially offset by an increase in the number of units sold.

o	The average retail price per unit sold was bolstered by an increase in the attachment of non-merchandise services and increases in the sales mix of Bellawood, moldings and accessories.

o	Constrained inventory of certain key product categories reduced the average retail price per unit sold, resulting from both sales of substitute products at generally lower average retail price points and greater discounting to satisfy customers willing to wait for product availability. In addition, an increase in the mix of liquidation deals and greater ad-hoc discounting at the point of sale further reduced the average retail price per unit sold.

•	We believe our net sales were significantly impacted by constrained inventory levels of certain key merchandise categories, primarily laminate, vinyl plank and engineered hardwood, with an estimated aggregate net sales shortfall of up to $6 million in the third quarter of 2014 and up to $24 million for the nine months then ended.

•	We believe the increase in net sales in weather-impacted areas was approximately 110 basis points and 640 basis points less than the increase at all other stores when comparing the three and nine months periods ended September 30, 2014 to the comparable periods in the prior year, respectively.

•	Additionally, seven store locations serving communities recovering from the effects of Hurricane Sandy reduced total comparable store net sales by 30 to 40 basis points in the third quarter of 2014 and by 60 to 70 basis points in the first nine months of 2014. Comparable store net sales benefited 50 to 60 basis points in the third quarter of 2013 and 90 to 110 basis points in the first nine months of 2013 from these locations.

•	Store base expansion drove the increase in non-comparable store net sales as we expanded our store base by 42 locations comparing the total at September 30, 2014 to September 30, 2013.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net Sales	$266,067	$254,278	$775,443	$741,807
Cost of Sales	161,909	147,903	463,760	436,356
Gross Profit	$104,158	$106,375	$311,683	$305,451
Gross Margin	39.2%	41.8%	40.2%	41.2%

We believe that the significant drivers of gross margin contraction and their estimated impact compared to the prior year are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Driver	Description	2014	2013	2014	2013
		expansion (contraction) in basis points
Product	Cost of acquiring the products we sell from our suppliers, including the impact of our sourcing initiatives; Customs and duty charges; Changes in the mix of products sold; Changes in the average retail price per unit sold; Changes in the average retail price and related cost of services, including installation; Changes in finishing costs to produce a unit of our proprietary brands.	(220)	300	(90)	330
Transportation	International and domestic transportation costs, including the impact of international container rates; Fuel and fuel surcharges; Impact of vendor shipments received directly by our stores; Transportation charges from our distribution centers to our stores; Transportation charges between stores and the cost of delivery to our customers.	20	30	(10)	30
All Other	Investments in our quality control procedures; Warranty and customer satisfaction costs; Inventory shrink; Net costs of producing samples.	(60)	40	—	—
Total Change in Gross Margin from the prior year		(260)	370	(100)	360

•	Product: As described in Gross Margin Trends, gross margin was impacted by the following factors:

o	Gross margin was adversely impacted by net shifts in our sales mix of flooring products, primarily those driven by constrained inventory and to a lesser extent, the Bellawood clearance events held in the third quarter of 2014.

o	Gross margin was reduced by greater discounting at the point of sale as the availability of certain key products recovered, but the aggregate level of customer traffic remained lower than in the prior year.

o	Gross margin was adversely impacted by an increase in the attachment of installation services, which has an average gross margin less than our average merchandise transaction.

o	Gross margin benefitted from an increase in the sales mix of moldings-accessories, which increased to 18.8% and 18.7% of total net sales in the three and nine months ended September 30, 2014, respectively, from 18.5% and 18.0% in the comparable prior year periods, respectively.

•	Transportation: Gross margin benefited by approximately 50 basis points from generally lower international transportation rates as container rates to our West Coast distribution center were significantly less than rates to the East Coast. Partially offsetting this decrease was an increase in domestic costs as the number of customers choosing delivery services increased to 20% of all customers in the third quarter of 2014 from 14% in the third quarter of 2013.

•	All Other Costs: Gross margin was adversely impacted in the third quarter and first nine months of 2014 due to greater costs of merchandise obsolescence and shrink, including increased inventory reserves of approximately $1.5 million and $0.9 million, respectively, due primarily to our Bellawood Re-Launch and higher inventory levels, including products substituted for constrained items. In addition, lower net sales and our increased investment in quality control and assurance adversely impacted gross margin.

Operating Income and Operating Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Gross Profit	$104,158	$106,375	$311,683	$305,451
SG&A Expenses	78,377	73,108	236,309	213,690
Operating Income	$25,781	$33,267	$75,374	$91,761
Operating Margin	9.7%	13.1%	9.7%	12.4%

The following table sets forth components of our SG&A expenses as a percentage of net sales, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total SG&A Expenses	29.5%	28.8%	30.5%	28.8%
Salaries, Commissions and Benefits	11.5%	12.0%	11.8%	12.1%
Advertising	8.0%	7.9%	8.4%	8.0%
Occupancy	4.2%	3.4%	4.2%	3.4%
Depreciation and Amortization	1.4%	1.1%	1.4%	1.1%
Stock-Based Compensation	0.5%	0.6%	0.5%	0.6%
Other SG&A Expenses	3.9%	3.8%	4.2%	3.6%

SG&A expenses increased $5.3 million, or 7.2%, in comparing the third quarter of 2014 to 2013 and $22.6 million, or 10.6%, comparing the nine months then ended. SG&A expenses in the three and nine month periods were impacted by the following:

•	Salaries, commissions and benefits in the three and nine months ended September 30, 2014 decreased as a percentage of net sales as incremental costs related to i) store base growth, ii) corporate support, including global compliance, iii) our test of installation services, iv) the full implementation of the West Coast distribution center and v) higher net cost of benefits were more than offset by lower commissions rates earned by our store management and lower accruals related to our management bonus plan.

•	Advertising expenses increased as a percentage of net sales as we continued to broaden our reach and frequency, partially offset by leverage of our national advertising campaigns over a larger store base.

•	Occupancy costs increased primarily due to store base expansion and incremental expense related to the West Coast distribution center of approximately $0.7 million in the third quarter of 2014 and $1.8 million for the nine months then ended. The new distribution facility in California became fully operational during the first quarter of 2014.

•	Depreciation and amortization increased primarily due to store base expansion, remodeling existing stores and the West Coast distribution center.

•	Other SG&A expenses included lower reimbursements under our national installation arrangement and approximately $2.9 million and $2.5 million of legal and professional fees in the third quarter of 2014 and 2013, respectively, and $10.3 million and $6.9 million in the nine months ended September 30, 2014 and 2013, respectively. The 2014 legal and professional fees reflect accruals related to the Prusak Lawsuit and RWA Lawsuit, including $0.6 million in the third quarter.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Provision for Income Taxes	$9,974	$12,932	$29,102	$35,586
Effective Tax Rate	38.8%	38.8%	38.7%	38.6%

The effective tax rate may vary due to changes in state taxes and certain reserves.

Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net Income	$15,725	$20,399	$46,026	$56,600
As a percentage of net sales	5.9%	8.0%	5.9%	7.6%

Net income decreased $4.7 million, or 22.9%, comparing the third quarter of 2014 to 2013 and decreased $10.6 million, or 18.7%, comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. We periodically use excess cash flow to repurchase shares of our common stock under our stock repurchase program. Our principal sources of liquidity are $10.8 million of cash and cash equivalents at September 30, 2014, our cash flow from operations, and $50.0 million of availability under our revolving credit facility. We believe that cash flow from operations, together with existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the foreseeable future.

We will invest between $80 million and $85 million in our infrastructure during 2014, and capital expenditures in the third quarter alone were greater than in any previous year. These investments will support our long-term growth by bolstering our supply chain, finishing capacity and the infrastructure supporting store base expansion. We believe our capital expenditures in future periods will be closer to our historical norms, adjusted for growth in store locations.

In 2014, in addition to general capital requirements, we intend to:

•	open a total of 34 new store locations, using up to $9 million of cash;

•	remodel or relocate a total of 17 existing stores, using up to $3 million of cash;

•	continue to invest in our supply chain, using up to $50 million of cash primarily related to the East Coast and West Coast distribution centers;

•	invest in our finishing line and other vertical integration initiatives, using up to $10 million;

•	continue to invest in integrated information technology systems; and

•	continue to improve the effectiveness of our marketing programs.

Cash and Cash Equivalents

During the first nine months of 2014, cash and cash equivalents decreased $69.8 million to $10.8 million. The decrease of cash and cash equivalents was primarily due to $53.3 million of net cash used to repurchase common stock and $56.2 million for capital expenditures partially offset by net cash provided by operating activities of $32.4 million.

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

Merchandise Inventories

Merchandise inventories at September 30, 2014 increased $36.4 million from December 31, 2013, due to an increase in available for sale inventory of $37.2 million offset by a decrease in inbound in-transit inventory of $0.8 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of September 30, 2014	As of December 31, 2013	As of September30, 2013
	(in thousands)
Inventory – Available for Sale	$249,856	$212,617	$205,313
Inventory – Inbound In-Transit	38,971	39,811	31,977
Total Merchandise Inventories	$288,827	$252,428	$237,290

Available Inventory Per Store	$716	$669	$669

Available inventory per store at September 30, 2014 was higher than both December 31, 2013 and September 30, 2013 due to weaker than expected net sales, additional products utilized as substitutes for constrained items and an increase in solid hardwoods and related moldings, including products to facilitate the launch of our expanded Bellawood assortment. We expect inventory levels to normalize to our continuing assortment by the end of the second quarter of 2015, with available inventory per store ranging from $650,000 to $690,000.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning.

Stock Repurchase Program

We believe the stock repurchase program is an important part of returning value to our shareholders, and expresses our long-term confidence in our proven store model and growth potential. In January 2014, our board of directors increased the authorization to repurchase our common stock by $50.0 million. During the third quarter and first nine months of 2014, we repurchased 257,000 and 671,200 shares of our common stock, respectively, through open market purchases, using approximately $14.7 million and $52.1 million in cash, respectively. Since inception of our stock repurchase program, we have repurchased approximately 2.7 million shares of our common stock through open market purchases at an average price per share of $49.67 using approximately $135.3 million in cash.

Cash Flows

Operating Activities. Net cash provided by operating activities was $32.4 million and $36.7 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash provided by operating activities decreased primarily due to less profitable operations, which were offset by increases in customer deposits and store credits and a decrease in accounts payable.

Investing Activities. Net cash used in investing activities for capital expenditures was $56.2 million and $17.3 million for the nine months ended September 30, 2014 and 2013, respectively. Capital expenditures during the first nine months of 2014 included approximately $13.6 million related to store base expansion and remodeling, approximately $27.9 million related to the East Coast distribution center, approximately $7.8 million in finishing and vertical integration projects and approximately $1.2 million related to the West Coast distribution center.

Financing Activities. Net cash used in financing activities was $46.6 million for the nine months ended September 30, 2014, primarily due to repurchases of common stock. During the third quarter of 2014, to fund capital expenditures and inventory purchases, we borrowed $26.0 million under our revolving credit facility, which was repaid during that same quarter. Financing activities provided $0.9 million of net cash for the nine months ended September 30, 2013 as proceeds received from stock option exercises were greater than share repurchases.

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

Additionally, in May 2014, the DOC completed the first annual review of the AD and CVD rates.  As part of this review process, the AD rates for most of our suppliers were increased to 5.92%, although some remained at 0%. With regard to the CVD rate, the rate applicable to most of our suppliers was reduced to 0.83%.  These results are being appealed by various parties, including us. Depending upon the outcome of those appeals, the rates from the first annual review may replace the current deposit rates and be applied retroactively to the DOC’s preliminary determinations in the original investigation. In the meantime, we are submitting duty deposits for the applicable products at the new higher rate (AD) and the new lower rate (CVD). Approximately 10% of our net sales in 2013 were products that fall within the scope of the review.

In February 2014, the DOC also initiated the second annual review of AD and CVD rates and such review is expected to be completed in the spring of 2015. Any change in the applicable rates as a result of the second annual review would apply to imports occurring after the end of the first annual review period.

Execution of Search Warrants. On September 26, 2013, sealed search warrants were executed at our corporate offices in Toano and Richmond, Virginia by the Department of Homeland Security’s Immigration and Customs Enforcement and the U.S. Fish and Wildlife Service. The search warrants requested information, primarily documentation, related to the importation of certain of our wood flooring products. We continue to cooperate with federal authorities by providing them with requested information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our revolving credit agreement are exposed to interest rate risk due to the variable rate of the facility. As of September 30, 2014, no amounts were outstanding under our revolving credit agreement.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On August 30, 2012, Jaroslaw Prusak, a purported customer (“Prusak”), filed a putative class action lawsuit, which was subsequently amended, against us in the United States District Court for the Northern District of Illinois. Prusak alleges that we willfully violated the Fair and Accurate Credit Transactions Act amendments to the Fair Credit Reporting Act in connection with electronically printed credit card receipts provided to certain of our customers.  In the operative complaint, Prusak, for himself and the putative class, seeks statutory damages of no less than one hundred dollars and no more than one thousand dollars per violation, punitive damages, attorney’s fees and costs, and other relief.  Prusak filed a motion seeking certification of the putative class and the parties each filed motions seeking summary judgment with regard to matters at issue in the case. Although we believe there are valid defenses to the claims asserted, we have agreed to a proposed settlement of the claims in the lawsuit, which the court has preliminarily approved. Under the proposed settlement agreement, we would pay the plaintiffs’ attorneys’ fees, a sum to Prusak and either a cash sum or voucher to members of the putative class. Based upon the actual response rate received from the putative class members, we have accrued $755,000, including $255,000 in the third quarter of 2014, as the best estimate of the probable loss that may result from this action.  In the event the court does not grant final approval of the proposed settlement, we intend to continue to defend this case vigorously and will assess the possibility of any loss at that time.

On or about November 26, 2013, Gregg Kiken (“Kiken”) filed a securities class action lawsuit, which was subsequently amended, in the United States District Court for the Eastern District of Virginia against us, our founder, Chief Executive Officer and President, Chief Financial Officer and Chief Merchandising Officer (collectively, the “Kiken Defendants”). In the amended complaint, Kiken and an additional plaintiff, Keith Foster (together with Kiken, the “Plaintiffs”), allege that the Kiken Defendants made material false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects. In particular, the Plaintiffs allege that the Kiken Defendants made material misstatements or omissions related to our compliance with the federal Lacey Act and the chemical content of certain of our wood products. In addition to attorneys’ fees and costs, the Plaintiffs seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. We dispute the Plaintiffs’ claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, insurance coverage issues and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

On or about March 4, 2014, Richard Wade Architects, P.C. (“RWA”) filed a lawsuit in the United States District Court for the Northern District of Illinois, which was subsequently amended, alleging that we violated the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act and the common law by sending an unsolicited facsimile advertisement to RWA. RWA seeks recourse on its own behalf as well as other similarly situated parties that received unsolicited facsimile advertisements from us. The TCPA provides for recovery of actual damages or five hundred dollars for each violation, whichever is greater. If it is determined that a defendant acted willfully or knowingly in violating the TCPA, the amount of the award may be increased by up to three times the amount provided above. Although we believe we have valid defenses to the claims asserted, based upon the proceedings to date, we have recorded an accrual of approximately $275,000 in the third quarter of 2014 as our best estimate of the probable loss that may result from this action. Given the uncertainty of litigation, the preliminary stage of this matter and the legal standards that must be met for, among other things, class certification, we cannot estimate any reasonably possible loss or range of loss in excess of the amount accrued that may result from this matter.

On or about July 23, 2014, Global Community Monitor and Sunshine Park LLC (together, the “Prop 65 Plaintiffs”) filed a lawsuit in the Superior Court of the State of California, County of Alameda, against us. In the complaint, the Prop 65 Plaintiffs allege that we violated California’s Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code section 25249.5, et seq. (“Proposition 65”). In particular, the Prop 65 Plaintiffs allege that we failed to warn consumers in California that certain of our products (collectively, the “Products”) emit formaldehyde in excess of the applicable safe harbor limits. In addition to attorneys’ fees and costs, the Prop 65 Plaintiffs seek (i) equitable relief involving the reformulation of the Products, additional warnings related to the Products, the issuance of notices to certain of the purchasers of the Products (the “Customers”) and the waiver of restocking fees for Customers who return the Products and (ii) civil penalties in the amount of two thousand five hundred dollars per day for each violation of Proposition 65. In a notice letter dated September 22, 2014, the Prop 65 Plaintiffs have indicated, among other things, an intention to expand the scope of products at issue in this matter. We dispute the claims of the Prop 65 Plaintiffs and intend to defend the matter vigorously. Further, we have filed a counterclaim against the Prop 65 Plaintiffs for trade libel, unfair business practices, intentional interference with a prospective business advantage, negligent interference with economic relations, and declaratory relief. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

On or about September 17, 2014, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust (“Hallandale”) filed a securities class action lawsuit in the United States District Court for the Eastern District of Virginia against us, our Chief Executive Officer and President and our Chief Financial Officer (collectively, the “Hallandale Defendants”). In the complaint, Hallandale alleges that the Hallandale Defendants made material false and/or misleading statements that caused losses to investors. In particular, Hallandale alleges that the Hallandale Defendants made material misstatements or omissions regarding our supply chain and inventory position. In addition to attorneys’ fees and costs, Hallandale seeks to recover damages on behalf of itself and other persons who purchased or otherwise acquired our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. We dispute Hallandale’s claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, insurance coverage issues and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended September 30, 2014 (dollars in thousands, except per share amounts):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
July 1, 2014 to July 31, 2014	207,084	$57.86	207,000	$17,461
August 1, 2014 to August 31, 2014	50,811	54.67	50,000	14,728
September 1, 2014 to September 30, 2014	—	—	—	—
Total	257,895	$57.23	257,000	$14,728

[1]	In addition to the shares of common stock we purchased under our $150 million stock repurchase program, we repurchased 895 shares of our common stock at an aggregate cost of $50 thousand, or an average purchase price of $55.57 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock awards during the quarter ended September 30, 2014.
[2]	Except as noted in footnote 1 above, all of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase programs. Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: October 22, 2014	By:	/s/ Daniel E. Terrell
Daniel E. Terrell
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Other Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

