Form 10-K
period 2014-12-31
Lumber Liquidators Holdings, Inc.
filed 2015-02-25
CIK 1396033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

At June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing sale price of such shares on New York Stock Exchange on June 30, 2014) was approximately $1.5 billion. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 10% or more of Registrant’s outstanding common stock as of June 30, 2014 have been excluded, in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 23, 2015:

Title of Class	Number of Shares
Common Stock, $0.001 par value	27,069,307

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s proxy statement for the 2015 annual meeting of stockholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2014.

LUMBER LIQUIDATORS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENT

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements in this report may include, without limitation, statements regarding sales growth, comparable store net sales, number of stores providing installation services, impact of cannibalization, price changes, inventory availability and inventory per store, impact of constrained inventory, earnings performance, stock-based compensation expense, margins, return on invested capital, advertising costs, strategic direction, supply chain, clearance events, the demand for our products, benefits from an improving housing market, the completion of our second finishing line, construction of engineered hardwood as to not be subject to anti-dumping and countervailing duties, and store openings and remodels. Our actual results could differ materially from those projected in or contemplated by the forward-looking statements as a result of potential risks, uncertainties and other factors including, but not limited to, changes in general economic and financial conditions, such as the rate of unemployment, consumer access to credit, and interest rate; the volatility in mortgage rates; the legislative/regulatory climate; political unrest in the countries of our suppliers; the availability of sufficient suitable hardwood; our suppliers’ ability to meet our quality assurance requirements; disruption in our suppliers’ abilities to supply needed inventory; disruptions or delays in the production, shipment, delivery or processing through ports of entry, including, without limitation, those resulting from strikes, lockouts, work-stoppages or slowdowns, or other forms of labor unrest; the strength of our competitors and their ability to increase their market share; slower growth in personal income; changes in business and consumer spending; changes in transportation costs; the rate of growth of residential remodeling and new home construction; the impact weather may have on customer traffic and sales; the demand for and profitability of installation services; changes in the scope or rates of any antidumping or countervailing duty rates applicable to our products; and inventory levels. We specifically disclaim any obligation to update these statements, which speak only as of the dates on which such statements are made, except as may be required under the federal securities laws. These risks and other factors include those listed in this Item 1A. “Risk Factors,” and elsewhere in this report.

References to “we,” “our” and “Lumber Liquidators” generally refers to Lumber Liquidators Holdings, Inc. and its consolidated subsidiaries collectively and, where applicable, individually.

PART I

Item 1. Business.

Overview

Lumber Liquidators Holdings, Inc. and its subsidiaries operated 352 retail stores as of December 31, 2014, with 343 located throughout the United States (“U.S.”) and nine in Ontario, Canada. We are the largest specialty retailer of hardwood flooring in North America. We operate as a single business segment, with our call center, website and customer service network supporting our retail store operations. We believe we offer the most complete value proposition across an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, vinyl plank, bamboo and cork. Sourcing directly from the mill and our unique store model provides the foundation for our value proposition, which we market aggressively to the homeowner, or a contractor on behalf of a homeowner.

We were founded in 1994 and our initial public offering was in November 2007. Our common stock trades on the New York Stock Exchange under the symbol “LL”. We operate in a holding company structure with Lumber Liquidators Holdings, Inc. serving as our parent company and certain direct and indirect subsidiaries, including Lumber Liquidators, Inc., Lumber Liquidators Services, LLC and Lumber Liquidators Canada Inc., conducting our operations. Lumber Liquidators Holdings, Inc. is a Delaware corporation with headquarters in Toano, Virginia.

Competitive Strengths

Our Value Proposition

We compete across our value proposition with retailers ranging from the national home improvement chains to local flooring stores in each market. The components of our value proposition include:

•	Price. Our retail prices in each merchandise category are generally lower than our competitors. This pricing advantage is usually greatest in the premium products, and less at the entry or commodity level. We are able to maintain these prices by sourcing proprietary products direct from the mill, the singular focus of our supply chain on hard surface flooring and our highly profitable store model.
•	Selection. We offer a broad assortment of flooring in varying widths, species and constructions, including solid and engineered hardwood, laminate, vinyl plank, bamboo and cork. We also offer an extensive selection of moldings and accessories, staircases and butcher block. Our products are sold under proprietary brands across a range of price points that allow us to target discrete market segments and appeal to diverse groups of customers.
•	Quality. We invest significant resources to design and produce products of the highest quality, including our flagship Bellawood brand. We source directly from mills all over the world, and often are a mill’s most significant relationship. Proprietary brands allow us greater control over product design and production, which we monitor through an expansive network of experienced quality control and assurance professionals.
•	Availability. Our commitment to in-stock inventory levels and our focused supply chain allow our entire assortment to be available to meet our customers’ expectations in a manner which we believe is more timely than our competitors. We maintain our best selling products as in-stock inventory at our retail store locations and our distribution facilities maintain inventory levels of our entire assortment to fulfill customer orders.
•	People. We position ourselves as hardwood flooring experts. The training of our store associates is focused on product knowledge and techniques for engaging the customer in a dialogue designed to elicit information to identify purchase options. Among other things, our associates are trained to ask questions leading to the species and construction of flooring which is best aligned with climate, room type, site conditions and expected wear, all while satisfying each customer’s budgetary requirements. Our associates, supported by a call center staff, are trained to understand the unique characteristics and preferred installation method across the broad range of hardwood flooring alternatives we offer.

Our Direct Sourcing Model

Supplier Relationships.  We believe sourcing directly from mills enables us to offer a broad assortment of high-quality, proprietary products to our customers at a consistently lower cost than our competitors. We seek to establish strong relationships with mills around the world where the significance of our scale, breadth of assortment and liquidity allow for both higher quality and lower cost. We believe our collaborative relationship enhances the mills’ productivity, yield and financial flexibility, such that we access lower net costs than our competitors. We are able to set demanding specifications for product quality and our own quality control and assurance teams are on-site at certain mills, coordinating inspection and assurance procedures. We believe the advantages a mill gains by working with us attracts interest from around the world. As a result, we have diversified our purchases across approximately 130 domestic and international mills.

We seek long-term, core relationships with mills committed to our demanding product specifications, sustainable supply and regulatory compliance. As a result, our top 20 suppliers accounted for approximately 62% of our supply purchases in 2014 and our largest mill partner represented approximately 7%. Outside of the core group, we seek mill diversification and utilize sourcing initiatives which challenge the structure of each relationship, ultimately producing the best combination of quality and value at the lowest cost.

We are committed to uncompromising integrity across our operations, and quality is a key component of our value proposition. With over 310 million square feet of flooring sold through over 620,000 customer transactions in 2014, the scale of our purchasing and diversity of products require sustainable forestry. We invest significant time and resources to safeguard quality and comply with regulatory requirements. We discontinue sourcing from suppliers that are unable to meet our standards. We seek long-term relationships with mills that can provide sustainable and growing supplies of high-quality product.

In the first quarter of 2015, we expect to begin operating a 1,500 square foot lab within our new East Coast distribution facility. The lab will feature two temperature and humidity controlled conditioning rooms and two emission chambers correlated to a California Air Resources Board (“CARB”)-approved Third Party Certifier. This equipment mirrors the capabilities of CARB and other state-of-the-art emission testing facilities. We believe no other flooring retailer has comparable facilities. This new lab will complement and augment the capabilities of the facilities we operate in Toano, Virginia and in Shanghai, China, as well as those utilized by our suppliers.

Our Products.  We offer an extensive assortment of wood flooring under 18 proprietary brand names, led by our flagship, Bellawood. We have invested significant resources developing these national brand names, as well as the Lumber Liquidators name. We expect to continue to invest resources in our advertising and marketing as a percentage of net sales that we believe is greater than our competitors. We believe Lumber Liquidators is now recognized across the U.S. as a destination for high-quality hardwood flooring at low prices, while our Bellawood brand is known as a premium flooring brand within the industry.

Our hardwood flooring products are available in various widths and lengths and generally differentiated in terms of quality and price based on the species, wood grade and durability of finish. Prefinished floors are the dominant choice for residential customers over unfinished wood planks that have a finish applied after installation, and as a result, represent more than 95% of the flooring we sell. We also offer a broad assortment of flooring enhancements and installation accessories, including moldings, noise-reducing underlay and tools, that complement our assortment of floor offerings. In total, we offer more than 400 different flooring product stock-keeping units; however, no single flooring product represented more than 2% of our sales mix. By major product category, our sales mix was as follows:

	2014	2013	2012
	percentage of net sales
Solid and Engineered Hardwood	43%	44%	48%
Laminate, Bamboo, Cork and Vinyl Plank	38%	38%	36%
Moldings and Accessories	19%	18%	16%
Total	100%	100%	100%

Changes in our sales mix are often the primary driver of changes in our sourcing mix for flooring products. We seek the highest quality at the best value, in consideration of where the raw material grows, the labor to construct or produce the unfinished plank or finished board, and the transit time and transportation costs, including duties, to our distribution centers or stores. In addition, though our merchandise purchase orders are in U.S. dollars, currency fluctuations may present opportunities to reduce product costs. We also seek geographic diversity to reduce sourcing risks. In 2014, we pursued opportunities for cost reduction and/or diversification by increasing the percentage of products sourced from North America and Europe. Our sourcing mix by continent was as follows:

Continent	Primary Products Sourced	2014	2013	2012
		percentage of merchandise purchases
North America	Solid Domestic and Handscraped Hardwood, Laminate, Moldings and Accessories	49%	40%	50%
Asia	Laminate, Bamboo, Cork, Vinyl Plank and certain Handscraped and Engineered Hardwood	40%	50%	43%
South America	Solid Exotic and Engineered Hardwood	6%	7%	6%
Europe and Australia	Laminate and Exotic Hardwood	5%	3%	1%
		100%	100%	100%

Major product categories include:

Solid and Engineered Hardwood.  Our proprietary solid hardwood products are milled from one thick piece of wood, which can be sanded and refinished numerous times, and our proprietary engineered hardwood products are produced by bonding a layer of hardwood to a plywood or high-density fiber board backing. Engineered flooring is designed primarily to be installed in areas where traditional hardwood is not conducive, such as slab construction, basements and areas where moisture may be a factor. We offer flooring products made from more than 25 wood species, including both domestic woods, such as beech, birch, hickory and northern red oak, and exotic woods, such as cherry, ebony, koa and teak. We sell our solid hardwood products either prefinished or unfinished, and our engineered hardwood products in either glue down or floating application. Our prefinished hardwoods typically carry a limited wear warranty from 10 to 30 years, and our Bellawood products, offered in both solid and engineered, carry a 100-year, transferable limited warranty.

Laminate.  Our proprietary laminate flooring is typically constructed with a high-density fiber board core, inserted between a melamine laminate backing and high-quality photographic paper displaying an image of wood with a ceramic finish, abrasion-resistant laminate top. Our laminate flooring brands allow for easy-click installation, and some include a pre-glued undersurface, moisture repellent, soundproofing, single-strip format or a handscraped textured finish. Our laminates carry limited wear warranties ranging from 20 to 30 years.

Bamboo, Cork and Vinyl Plank.   Our proprietary bamboo products, harvested from the fast growing bamboo plant, are offered as a prefinished, natural or stained, solid or engineered floor. Our proprietary cork flooring is produced by harvesting the outer bark of the cork oak tree, and it is durable, acoustical and acts as an insulator. Produced from recycled materials, our vinyl plank flooring comes in realistic wood and tile looks, is water-resistant, highly durable and installs with “peel-and-stick” or click-together ease. Our bamboo, cork and vinyl plank flooring products carry wear limited warranties ranging from 25 to 50 years, and our Bellawood bamboo products carry a 100-year, transferable limited warranty.

Moldings and Accessories.  We offer a wide variety of wood flooring moldings and accessories. Moldings are a required finishing detail to every floor and we sell a complete selection that matches virtually all of our floors or can complement them. We also sell butcher block kitchen countertops and staircase treads and risers. Accessories include sealers, adhesives and underlayment that are placed between the new floor and the sub-floor to insulate sound, protect against moisture and cushion the floors. In addition, we sell flooring tools and floor cleaning supplies.

Bellawood.  Bellawood is a collection of solid and engineered hardwood flooring, bamboo flooring, moldings and accessories and is our flagship brand. In 2014, we invested in new finishes to strengthen further Bellawood as an industry leader in the five key features hardwood flooring is judged: scratch and abrasion resistance, stain and scuff resistance, and gloss retention. These new finishes featured a lower sheen gloss than previously offered and we further expanded the assortment with new stains and matte finishes. Across all flooring lines, Bellawood brands were 16.3% of our flooring sales mix in 2014, up from 15.9% in 2013.

In order to control the quality of our Bellawood brand, we maintain a finishing facility in Toano, Virginia. In 2014, we finished more than 28 million square feet of flooring, including approximately 92% of the Bellawood demand. To supplement the Bellawood production needed, we utilize, certify and continually monitor the finishing processes of certain mills in both North America and South America. In 2014, we invested in a second finishing line at our Toano facility to more than double our finishing capacity. We have planned a total investment of approximately $5.1 million in connection with this project, with $4.3 million expended in 2014, and expect the second line to be operational in the first quarter of 2015.

In addition, we continue to evaluate vertical integration opportunities that may increase the supply of domestic wood to feed the two finishing lines. We believe increasing our control over the raw material, drying process and milling will not only lower net product costs, but also provide greater stability in supply and quality in the finished product. In 2014, we invested approximately $5.2 million in equipment to dry enough green wood to ultimately yield approximately 10% of our annual hardwood supply. We evaluate investments in both finishing and vertical integration to improve the quality and costs of our products relative to the marketplace availability.

Supply Chain.  Our supply chain is wholly focused on delivering our complete assortment of products to our customers more timely than our competitors. Our distribution facilities are located in California and Virginia. Additionally, we lease the services of a third party consolidation center in China to break bulk shipments from mills into quantities and assortments that can be sent directly to our store locations, and a number of our vendors maintain inventory levels for shipment directly to our stores or customers. Our product is generally transported boxed and palletized, and the weight of our product generally increases our supply chain costs. Our transportation costs are significant, representing 7.9% of net sales in 2014, and are impacted by international container rates, customs and duty charges, and domestic costs, including fuel, fuel surcharges and drivers. Our supply chain initiatives seek the lowest rates, reductions in the number of miles traveled and the most efficient means to minimize the total cost per mile. Transportation costs include:

•	international and domestic inbound transportation to either our distribution centers or stores;
•	transportation charges from our distribution centers to our stores; and
•	transportation charges between stores.

In the first quarter of 2014, we began operating a 500,000 square foot leased distribution center in Pomona, California as the primary distribution center for over 90 of our western stores. In the fourth quarter of 2014, we completed construction of a million square foot distribution center on 110 acres of land we own in Henrico County, Virginia to consolidate existing distribution facilities located in Hampton Roads, Virginia, increase the efficiency of our East Coast operations and provide a foundation for future store base expansion. We began the transition of our operations from these existing facilities to the new facility in the fourth quarter of 2014, and the facility was fully operational in January 2015.

Our Unique Store Model

Generally, flooring is a considered, well-researched purchase, and we believe our value proposition makes us a destination location. We generally seek locations with lower rent than those retail concepts requiring high traffic or impulse purchases and we are able to adapt a range of existing buildings to our format, from free-standing to strip center to small shopping center. Our stores are approximately 6,000 to 7,000 square feet, which includes a showroom format designed to emphasize our products and a small warehouse. Our real estate strategy considers total long-term share within a market over unit-based analysis. We enter into short leases, generally for a base term of five to seven years with renewal options, to maximize our real estate flexibility. We believe that our store design and locations reinforce our customers’ belief that they get a good deal when they buy from us.

We currently target retail corridors within a market over the more industrial locations we historically have occupied. We implemented an improved store design in January 2013 to enhance the shopping experience for our customers and improve the efficiency of our operations. We designated the new design as our “store of the future”. The store of the future retains our targeted location size but expands the average showroom to a structured design of approximately 1,600 square feet, from a general historical size of approximately 1,000 to 1,200 square feet. The assortment of flooring options presented has expanded, grouped by product category, displayed within color palate and in a good-better-best format. The assortment of moldings and accessories displayed has expanded significantly. We believe the expanded showroom format has combined well with our advertising message resonating with a larger base of casual customers, our real estate strategy of locating stores in retail areas more familiar to the customer and increased in-store service levels through our Best People initiative.

All of our new stores opened in 2013 and 2014 featured the new design, and we have remodeled 39 existing stores, including 17 in 2014. Pleased with the results we have seen from the new format, we expect to feature it in all of our new stores and to remodel a majority of our existing stores, either in place or through relocation within the primary trade area, over the next six to eight years.

Store location activity in the expanded showroom format is as follows:

Number of stores featuring the expanded showroom:	2014	2013
Number of stores at January 1	52	—
New stores opened during the period	34	30
Existing stores remodeled during the period(1)	17	22
Number of stores at December 31	103	52
Expanded showroom stores as a percentage of total stores	29.3%	16.4%

(1)	A remodeled store remains a comparable store as long as it is relocated within the primary trade area.

Our store showrooms have wall racks holding one-foot by two-foot display boards of our flooring products, presented within color palate and in a good-better-best format, and larger sample squares serving as the showroom floor. The showroom also displays an expanded selection of flooring enhancements and accessories to install, complement and maintain a customer’s new floor. A typical store staff consists of a manager and three to four associates, with a compensation structure that generally weights sales-driven commission bonuses over relatively low base salaries. The store manager is responsible both for store operations and for overseeing our customers’ shopping experience. A store’s warehouse is stocked with a combination of that store’s most popular products and high-volume items, as well as customer-specific inventory waiting to be picked up or delivered. By generally requiring a 50% deposit when an order is placed for product not taken home that day, we reduce store-level working capital requirements.

Our People as Flooring Experts

A flooring purchase is generally a large-ticket, discretionary purchase that most residential homeowners purchase infrequently. Few home improvements, however, have as much consequence to the ambience of a room as the flooring. A flooring purchase is often well-researched, but can be influenced by emotion. A large segment of residential homeowners are in need of a trusted expert, whether as a guide through a range of flooring alternatives and services or as a resource to a do-it-yourself (“DIY”) customer. We train and position our store management and associates to establish these individual customer relationships, which often last beyond the current purchase to subsequent purchases for additional rooms in the existing house or even to the remodeling of a new home.

In conjunction with our Best People initiative, we place an emphasis on identifying, hiring and empowering top performing employees who share a passion for our business philosophy. Many of our store managers have previous experience with the home improvement, retail flooring or flooring installation industries. We provide continuous training for our store associates, ranging from topic-specific modules offered on our online learning management system to participation in our Lumber Liquidators University (“LLU”) program. LLU is an annual training event for all of our regional and store managers that focuses on enhanced selling techniques, in-depth product training and strategic discussions with senior executives.

We divide our U.S. stores into four primary geographic zones, each with a vice-president of sales, and further segregate stores into regions with 10 to 15 stores overseen by a regional manager. Our hours of operation are generally less than traditional retail and sales are less weighted to weekends. Combined with a low number of associates supervised per location and average annual compensation of $80,000 to $90,000, we believe our store manager position is valued in retail and our turnover is low compared to other retailers.

Sales Approach

We seek to appeal to customers who desire high-quality product at an attractive value. We sell our products and services principally to existing homeowners who we believe represent over 90% of our customer count. Most of our other sales are to contractors, who are primarily small businesses that are either building a limited number of new homes or have been hired by a residential owner to put in a new floor.

Historically, our customers are in their mid-30’s or older, are well-educated and have income levels above the average domestic household. We have found that homeowners prefer an assortment with a range of characteristics, including appearance and durability, ease of installation and renewability of resources. Our research indicates that our customers will choose to replace their flooring primarily after they have lived in the home for a certain number of years, when a life event occurs such as a change in household members, and/or prior to or shortly after moving into a new home. According to Catalina Research, Inc. (“Catalina”), approximately 28% of buyers of an existing home undertake some type of flooring replacement project in the first year of ownership.

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

We compete for the DIY and more casual customers in a highly fragmented marketplace, where we believe no one retailer has captured more than a 15% share of the market for hardwood flooring. We believe the majority of the market consists of local one-store flooring retailers, small chains of stores that may specialize in one or two flooring categories and a limited number of regional chains. While these independent retailers once numbered over 13,000 and suffered during the downturn in residential home improvement, Catalina estimates there are still approximately 9,000 specialty floor coverings stores. In order to react to local market conditions, our store managers have certain limited flexibility in the price they can offer to each customer, including the ability to offer a discount from an advertised price. We control this “ad-hoc” discounting through management reporting and daily follow-up, enhanced training of best practices and limiting the range of discount that can be given by products. Where we believe no competitor has a comparable product, we restrict all ad-hoc discounting.

We also compete against the national home improvement warehouse chains, including Home Depot and Lowe’s, which together have over 4,000 store locations in the U.S. Catalina estimates that Lumber Liquidators, Home Depot and Lowe’s combined represent approximately one-third of hardwood flooring retail sales. We believe our product categories represent less than 2% of sales at an average Home Depot or Lowe’s store.

Advertising

Advertising Reach and Frequency.  Our advertising strategy includes a focus on broadening the reach and frequency of our message to increase the recognition of our value proposition and ultimately the number of customers served. We utilize a mix of traditional and new media, direct mail and financing offers to emphasize product credibility, value, brand awareness, customer education and direct selling. We also utilize local and national radio, primarily for promotional messaging. On the Internet, our advertising efforts include the use of banner advertising, sponsoring links on well-known search engines, having storefronts with large e-tailers and having a large network of online affiliate partners.

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

Services

We have an integrated multi-channel sales model that enables our stores, call center, website and catalogs to work together in a coordinated manner. We believe that due to the average size of the sale and the general infrequency of a hardwood flooring purchase, many of our customers conduct extensive research using multiple channels before making a purchase decision. Though our customers utilize a range of these channels in the decision-making process, the final sale is most often completed in the store, working with our flooring experts. Our customers typically plan well in advance for the inconvenience of removing old flooring and installing new flooring. In larger, more complex projects, greater lead time and preparation is often required. Our research indicates that the average length for a hardwood flooring purchase, from initial interest to final sale, is approximately 100 days.

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

Flooring samples of all the products we offer are available in our stores, and can be ordered through our call center and website. In addition, our iPhone and iPad app, The Floor Finder, gives consumers access to approximately 200 digital samples as well as a variety of tools designed to facilitate flooring purchase decisions, including visualizing any floor in their own home. The app also gives consumers flooring specifications, such as hardness and installation information. We engage and interact in social media in order to connect to our consumers in the most convenient manner possible as well as build relationships with our satisfied customers. We have an active presence on Facebook, Pinterest, YouTube and two unique Twitter accounts.

We strive to use our various sales channels to make our customers’ transactions easy and efficient. Customers can purchase our complete assortment of products in our stores, or through our call center, website, a smartphone or a tablet. The prices available on our website and from our call center are the same as the prices in our stores. Once an order is placed, customers may have their purchases delivered or pick them up at a nearby store location. Our average sale was approximately $1,675 in 2014, and generally represents one or two rooms of flooring. We define “average sale” as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders). Our goal is to provide our customers with everything needed to complete their flooring project – to remove the existing floor, install the new floor with complementary moldings and accessories, and finally, maintain the floor for its lifetime.

We are committed to responding timely to our potential and existing customers. Our call center is staffed by flooring experts cross-trained in sales, customer service and product support. In addition to receiving telephone calls, our call center associates chat online with visitors to our website, respond to emails from our customers and engage in telemarketing activities. Customers can contact our call center to place an order, to make an inquiry or to order a catalog.

Store to Customer Delivery.  Once an order is placed, a customer chooses to either pick up at a nearby store location or have their purchases delivered. We engage third parties to deliver our products from the store to an address designated by the customer. The cost of the delivery varies based on weight and distance, and we pass our actual cost onto the customer with a small markup to cover administration. In 2014, actual third party delivery charges included in cost of sales were 91% of the delivery revenue included in net sales. We believe the percentage of customers opting for non-merchandise services will grow as our value proposition resonates with a greater number of customers who do not consider themselves DIY consumers. Approximately one in five of our customers opt for delivery services over in-store pickup.

Installation.  Approximately one in 10 of our customers opt to utilize the fully-insured and licensed professional installation services which we make available to measure and install flooring at competitive prices at each of our stores. As of December 31, 2014, installation services are managed through a national arrangement with a third-party in 267 of our stores. Under this national arrangement, we receive certain reimbursements based on volume, which offset other expenses. In the remaining 85 stores, we are testing structural alternatives to the national arrangement. In these stores, our own associates perform certain customer-facing, consultative services and coordinate the actual installation services provided by third-party professional installers. Service revenue for installation transactions we control is included in net sales, with the corresponding costs in cost of sales. The installation transactions we facilitated increased operating income in 2014, but with gross margins generally less than our average merchandise transaction. We believe our greater interaction with the customer and greater control over the third party services provided will ultimately result in higher utilization by the customer.

Market

According to the July 2014 Floor Coverings Industry report and quarterly updates from Catalina, the hardwood flooring market represents approximately 14% of the overall U.S. floor coverings market, which includes carpeting and area rugs, solid and engineered hardwood, softwood and bamboo flooring, ceramic and stone floor and wall tile, resilient sheet and floor tile, and laminate flooring. Using Catalina estimates as a basis, we believe the 2014 retail value of the U.S. hardwood and laminate flooring markets were approximately $4.8 billion and $1.9 billion, respectively. These products represented approximately 57% of our sales mix in 2014 and we believe our combined share of these two markets was approximately 9% in 2014. Overall, we believe improvements in the quality and construction of certain products, ease of installation and a broad range of retail price points, will drive continued hard surface flooring share gain versus soft surface flooring.

The residential replacement market for wood flooring is dependent on home-related, large-ticket discretionary spending, which is itself influenced by a number of complex economic and demographic factors that may vary locally, regionally and nationally. We believe this market is impacted by, among other things, home remodeling activity, weather, employment levels, housing turnover (specifically, single family existing home sales), home prices, new housing starts, consumer confidence, borrowing rates, credit availability and the general health of consumer discretionary spending. The aggregate sales of single family homes displayed year-over-year strength from the latter half of 2011 through the third quarter of 2013, but became and remained negative on a year-over-year basis from the fourth quarter of 2013 through September 2014. We continue to believe we are in a multi-year home remodeling recovery which began in 2009, which has been and will continue to be marked by periodic volatility when our customer is likely to be cautious and price-sensitive. Catalina projects the hardwood flooring market will have average annual growth of 4.0% to 5.0% for the next several years, subject to the pace of macroeconomic recovery, and we believe we are well-positioned to benefit from an improving housing market.

Employees

As of December 31, 2014, we had 1,891 employees, 95% of whom were full-time and none of whom were represented by a union. Of these employees, 71% work in our stores, 16% work in corporate store support infrastructure or similar functions (including our call center employees) and 13% work either on our finishing line or in our distribution centers. We believe that we have good relations with our employees.

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

Intellectual Property and Trademarks

We have a number of marks registered in the United States, including Lumber Liquidators®, Hardwood Floors For Less!®, Bellawood®, 1-800-HARDWOOD®, 1-800-FLOORING®, Dura-Wood®, Quickclic®, Virginia Mill Works Co. Hand Scraped and Distressed Floors®, Morning Star Bamboo Flooring®, Dream Home Laminate Floors®, Builder’s Pride®, Schön Engineered Floors®, Casa de Colour Collection® and other product line names. We have also registered certain marks in jurisdictions outside the United States, including the European Union, Canada, China, Australia and Japan. We regard our intellectual property as having significant value and these names are an important factor in the marketing of our brands. Accordingly, we take steps intended to protect our intellectual property including, where necessary, the filing of lawsuits and administrative actions to enforce our rights. We are not aware of any facts that could be expected to have a material adverse effect on our intellectual property.

Government Regulation

We are subject to extensive and varied federal, provincial, state and local government regulations in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees and customers, public health and safety, zoning, accommodations for person with disabilities, and fire codes. We operate each of our stores, offices, finishing facility and distribution centers in accordance with standards and procedures designed to comply with applicable laws, codes and regulations. Our operations and properties are also subject to federal, provincial, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and cleanup of contaminated properties, including off-site disposal locations. We do not currently incur significant costs complying with the laws and regulations related to hazardous materials. However, we could be subject to material costs, liabilities or claims relating to compliance in the future, especially in the event of changes in existing laws and regulations or in their interpretation, as well as the passage of new laws and regulations.

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

We monitor changes in applicable laws and regulations and believe that we currently conduct, and in the past have conducted, our activities and operations in substantial compliance with applicable laws and regulations relating to the environment and protection of natural resources. However, there can be no assurance that such laws will not become more stringent in the future or that we will not incur additional costs in the future in order to comply with such laws.

Available Information

We maintain a website at www.lumberliquidators.com. The information on or available through our website is not, and should not be considered, a part of this report. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the Securities and Exchange Commission (“SEC”) free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information that we file electronically with the SEC.

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

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Changes in the current economic environment and uncertainty about the future could lead to reduced consumer and business spending, including by our customers. Such changes may also cause customers to shift their spending to products we either do not sell or do not sell as profitably. Further, a reduced access to credit may adversely affect the ability of consumers to purchase our products. This potential reduction in access to credit may impact our ability to offer customers credit card financing through third party credit providers on terms similar to those offered previously, or at all. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions deteriorate, our industry, business and results of operations may be severely impacted.

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

In the event of a decrease in discretionary spending, home remodeling activity or new home construction, demand for our products, including hardwood flooring, could be impacted negatively and our business and operating results could be harmed.

Competition could cause price declines, decrease demand for our products and decrease our market share.

We operate in the wood flooring industry, which is highly fragmented and competitive. We face significant competition from national and regional home improvement chains, national and regional specialty flooring chains, Internet-based companies and privately-owned single-site enterprises. We compete on the basis of price, customer service, store location and range, quality and availability of the hardwood flooring that we offer our customers. If our positioning with regard to one or more of these factors should erode, deteriorate, fail to resonate with consumers or misalign with demand or expectations, our business and results may be impacted negatively.

Our competitive position is also influenced by the availability, quality and cost of merchandise, labor costs, finishing, distribution and sales efficiencies and our productivity compared to that of our competitors. Further, as we expand into new and unfamiliar markets, we may face different competitive environments than in the past. Likewise, as we continue to enhance and develop our product offerings, we may experience new competitive conditions.

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

We rely on a select group of international suppliers to provide us with flooring products that meet our specifications. In 2014, approximately 40% of our product was sourced from Asia, approximately 6% was sourced from South America and approximately 5% was sourced from Europe and Australia. As a result, we are subject to risks associated with obtaining products from abroad, including:

•	political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries where our products originate;
•	currency exchange fluctuations;
•	the imposition of new laws and regulations, including those relating to environmental matters and climate change issues; labor conditions; quality and safety standards; trade restrictions; and restrictions on funds transfers;
•	the imposition of new or different duties (including antidumping and countervailing duties), tariffs, taxes and/or other charges on exports or imports, including as a result of errors in the classification of products upon entry or changes in the interpretation or application of rates or regulations relating to the import or export of our products;
•	disruptions or delays in production, shipments, delivery or processing through ports of entry (including those resulting from strikes, lockouts, work-stoppages or slowdowns, or other forms of labor unrest); and
•	changes in local economic conditions in countries where our suppliers are located.

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

We rely on a concentrated number of suppliers for a significant portion of our supply needs. We generally do not have long-term contracts with our suppliers, and we typically obtain our hardwood supplies on an order-by-order basis, writing orders for future deliveries from 90 to 180 days before delivery. In the future, our suppliers may be unable to supply us, or supply us on acceptable terms, due to various factors, which could include political instability in the supplier’s country, a supplier’s financial instability, inability or refusal to comply with applicable laws, trade restrictions, tariffs or our standards, duties, insufficient transport capacity and other factors beyond our control. If we can no longer obtain merchandise from our larger suppliers, or they refuse to continue to supply us on commercially reasonable terms or at all, and we cannot find replacement suppliers, we could experience deterioration in our net sales and operating results.

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

While our suppliers agree to operate in compliance with applicable laws and regulations, including those relating to environmental and labor practices, we do not control our suppliers. Accordingly, despite our continued investment in quality control, we cannot guarantee that they comply with such laws and regulations or operate in a legal, ethical and responsible manner. Violation of environmental, labor or other laws by our suppliers or their failure to operate in a legal, ethical and responsible manner, could reduce demand for our products if, as a result of such violation or failure, we were to attract negative publicity. Further, we require our suppliers to adhere to our quality standards. While we do monitor our suppliers’ adherence to such standards, there is no guarantee that we will identify every instance of non-compliance, if any. Moreover, the failure of our suppliers to adhere to applicable legal requirements and the quality standards that we set for our products could lead to litigation and recalls, which could damage our reputation and our brands, increase our costs, and otherwise hurt our business.

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

We are subject to a wide range of general and industry-specific laws and regulations imposed by federal, provincial, state and local authorities in the countries in which we operate including those related to customs, foreign operations (such as the Foreign Corrupt Practices Act), truth-in-advertising, consumer protection, privacy, zoning and occupancy matters as well as the operation of retail stores and warehouse, production and distribution facilities. In addition, various federal, provincial and state laws govern our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, health care insurance issues, minimum wage standards, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. If we fail to comply with these laws and regulations, we could be subject to legal risk, our operations could be impacted negatively and our reputation could be damaged. Likewise, if such laws and regulations should change, our costs of compliance may increase, thereby impacting our results and hurting our profitability.

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

We are, or may become, involved in legal proceedings, government and agency investigations, and consumer, employment, tort and other litigation (see discussion of Legal Proceedings in Item 3 of this Report and Note 10 to the consolidated financial statements included in Item 8 of this Report). We cannot predict with certainty the outcomes of these legal proceedings. The outcome of some of these legal proceeding could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. Additionally, defending against lawsuits and legal proceedings may involve significant expense and diversion of management's attention and resources. Negative publicity surrounding such legal proceedings may also harm our reputation and adversely impact our business and results.

Increasing our net sales and profitability depends substantially on our ability to open new stores and is subject to many unpredictable factors.

As of December 31, 2014, we had 352 stores throughout the United States and Canada, 166 of which we opened after January 1, 2010. We plan to open a significant number of new stores during each of the next several years. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. Our future results will depend on various factors, including the following:

•	the successful selection of new markets and store locations;
•	the implementation of and results generated by our new showroom format;
•	our ability to negotiate leases on acceptable terms;
•	management of store opening costs;
•	the quality of our operations;
•	consumer recognition of the quality of our products;
•	our ability to meet customer demand;
•	the continued popularity of hardwood flooring; and
•	general economic conditions.

In addition, the following may impact the net sales and performance of our new stores compared to prior years:

•	as we open more stores, our rate of expansion relative to the size of our store base will decline;
•	we may not be able to identify suitable store locations in markets into which we seek to expand and may not be able to open as many stores as planned;
•	consumers in new markets may be less familiar with our brands, and we may need to increase brand awareness in those markets through additional investments in advertising;
•	new stores may have higher construction, occupancy or operating costs, or may have lower average store net sales, than stores opened in the past;
•	we may experience difficulties, delays or failures in obtaining the necessary licenses, permits or other approvals necessary to open and operate particular store locations;
•	we may incur higher maintenance costs than in the past;
•	newly opened stores may not succeed or may reach profitability more slowly than we expect, and the ramp-up to profitability may become longer in the future as we enter more mid-sized and smaller markets and add stores to larger markets where we already have a presence; and

•	future markets and stores may not be successful and, even if we are successful, our average store net sales and our comparable store net sales may not increase at historical rates.

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

Business and operation risks exist in connection with our distribution centers.

In 2013, we purchased 110 acres of undeveloped land in Henrico County, Virginia upon which we constructed a million square foot distribution center. The facility became fully operational in January 2015. This was our first real estate purchase and is the first distribution center owned by us. The cost of operating and managing the East Coast distribution center may exceed our expectations and we may not achieve the benefits that we anticipate from consolidating our East Coast facilities into this East Coast distribution center.

In addition, since early 2014, we have leased and operated a 500,000 square foot distribution center in Pomona, California, our first distribution center located outside of Virginia. Given the limited period of time that we have been in the facility, the costs of operating may exceed our expectations and we may not achieve the benefits that we anticipate. Further, we may face challenges relating to the management of inventory in separate warehouse facilities located on opposite coasts and the impact of the new East Coast distribution facility.

If either of these facilities or our inventory held in those locations were damaged or destroyed by fire, wood infestation or other causes, our distribution processes would be disrupted, which could cause significant delays in delivery. This could impede our ability to stock our stores and deliver products to our customers, and cause our net sales and operating results to deteriorate.

Damage, destruction or disruption of our Toano facility could significantly impact our operations and impede our ability to finish and distribute certain of our products.

Our Toano, Virginia facility serves as our corporate headquarters and, among other things, houses our primary computer systems, which control our management information and inventory management systems. In addition, we currently finish approximately 92% of all Bellawood products, as well as small quantities of certain other products, there. In 2014, Bellawood flooring accounted for approximately 13% of our net sales. If the Toano facility were damaged or destroyed, it could harm our operations, cause significant lost production and impact our ability to fulfill customer demand.

The operation of stores in Canada may present increased legal and operational risks.

We opened our first stores in Canada in 2011 and currently operate nine store locations there. As a result of our limited operations in the Canadian market, these stores may be less successful than we expect. Additionally, greater investments in advertising and promotional activity may be required to continue to build brand awareness in that market. Furthermore, we have limited experience with the legal and regulatory environments and market practices outside of the United States and cannot guarantee that we will be able to operate profitably in the Canadian market or in a manner and with results similar to our U.S. stores. We may also incur increased costs in complying with applicable Canadian laws and regulations as they pertain to both our products and our operations.

The operation of our Representative Office in China may present increased legal and operational risks.

In September 2011, we established a representative office in Shanghai, China to control our product sourcing in Asia. Our experience with the legal and regulatory practices and requirements in China is limited in scope and duration. As a result, we may incur costs in complying with applicable Chinese laws and regulations that exceed our expectations. Further, if we fail to comply with applicable laws and regulations, we could be subject to, among other things, litigation and government and agency investigations.

Failure to effectively manage our third party installers may present increased legal and operational risks.

In certain geographical regions, we manage third party installers who provide installation services to some of our customers. As such, in some jurisdictions, we are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of our third party installers. We have established processes and procedures designed to manage these requirements and ensure customer satisfaction with the services provided by our third party installers. If we fail to manage these processes effectively or provide proper oversight of these services, we may be subject to regulatory enforcement and litigation and our net sales and our profitability and reputation could be harmed.

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

As of December 31, 2014, we lease our Toano facility, which includes a store location, and 30 of our other store locations from entities owned, in whole or in part, by Tom Sullivan, our founder and current chairman of our board of directors. Although our percentage of total stores leased from such entities has decreased over the last year, this concentration of leases subjects us to risk in the event action or inaction by Tom or such entities impacts our leasehold interests in the locations.

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

Although none of our employees are currently covered under collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future. If some or our entire workforce were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements or work practices, it could have a material adverse effect on our business and operating results.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, consolidation, revenue recognition, stock-based compensation, lease accounting, sales returns reserves, inventories, self-insurance, income taxes, unclaimed property laws and litigation, etc. are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of February 23, 2015, we operated 354 stores located in 46 states and Canada, including two opened since December 31, 2014. In addition to our nine stores in Ontario, Canada, the table below sets forth the locations (alphabetically by state) of our 345 U.S. stores in operation as of February 23, 2015.

State	Stores	State	Stores	State	Stores	State	Stores
Alabama	5	Iowa	3	Nevada	3	Rhode Island	1
Arizona	5	Kansas	3	New Hampshire	5	South Carolina	6
Arkansas	2	Kentucky	4	New Jersey	13	South Dakota	1
California	37	Louisiana	5	New Mexico	1	Tennessee	6
Colorado	7	Maine	3	New York	19	Texas	27
Connecticut	6	Maryland	9	North Carolina	11	Utah	2
Delaware	3	Massachusetts	10	North Dakota	1	Vermont	1
Florida	21	Michigan	10	Ohio	13	Virginia	12
Georgia	10	Minnesota	6	Oklahoma	3	Washington	7
Idaho	2	Mississippi	2	Oregon	4	West Virginia	3
Illinois	15	Missouri	5	Pennsylvania	19	Wisconsin	5
Indiana	7	Nebraska	2

We lease all of our stores and our corporate headquarters located in Toano, Virginia, which includes our call center, corporate offices, and distribution and finishing facility. Our corporate headquarters has 307,784 square feet, of which approximately 32,000 square feet are office space, and is located on a 74-acre plot. We own approximately 110 acres of land in Henrico County, Virginia where we constructed a million square foot distribution center that became fully operational in January 2015. We currently lease 665,486 square feet near the port in the Hampton Roads area in Virginia but those leases are scheduled to expire by March 31, 2015. We lease a 504,016 square feet facility in Pomona, California, which, along with our new facility in Virginia, serve as our primary distribution facilities.

As of February 23, 2015, 31 of our store locations are leased from related parties. See discussion of properties leased from related parties in Note 4 to the consolidated financial statements included in Item 8 of this report and within Certain Relationships and Related Transactions, and Director Independence in Item 13 of this report.

Item 3. Legal Proceedings.

Prusak Matter

On August 30, 2012, Jaroslaw Prusak, a purported customer (“Prusak”), filed a putative class action lawsuit, which was subsequently amended, against us in the United States District Court for the Northern District of Illinois (the “Prusak Lawsuit”). Prusak alleged that we willfully violated the Fair and Accurate Credit Transactions Act amendments to the Fair Credit Reporting Act in connection with electronically printed credit card receipts provided to certain of its customers. In the operative complaint, Prusak, for himself and the putative class, sought statutory and punitive damages, attorneys’ fees and costs, and other relief. Although we believed we had valid defenses to the claims asserted, we agreed to a settlement of the claims in the lawsuit for approximately $705,000, which was previously accrued. At December 31, 2014, we had a remaining accrual of $468,000, which was subsequently paid in January 2015.

Government Investigation

On September 26, 2013, sealed search warrants were executed at our corporate offices in Toano and Richmond, Virginia by the Department of Homeland Security’s Immigration and Customs Enforcement and the U.S. Fish and Wildlife Service. The search warrants requested information, primarily documentation, related to the importation of certain of our wood flooring products. Since then, we have been cooperating with the federal authorities, including the Department of Justice (“DOJ”), in their investigation. In recent communications, the DOJ indicated that it is contemplating seeking criminal charges under the Lacey Act. We expect to continue to communicate with the DOJ regarding its intentions and possible courses of action in this matter. At this time, we do not have enough information to estimate a reasonably possible loss or range of loss that may result from actions by the DOJ as a result of its investigation.

Kiken Matter

On or about November 26, 2013, Gregg Kiken (“Kiken”) filed a securities class action lawsuit, which was subsequently amended, in the United States District Court for the Eastern District of Virginia against us, our founder, our Chief Executive Officer and President, our Chief Financial Officer and our Chief Merchandising Officer (collectively, the “Kiken Defendants”). In the amended complaint, Kiken and an additional plaintiff, Keith Foster (together with Kiken, the “Plaintiffs”), allege that the Kiken Defendants made material false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects. In particular, the Plaintiffs allege that the Kiken Defendants made material misstatements or omissions related to our compliance with the federal Lacey Act and the chemical content of certain of its wood products. In addition to attorneys’ fees and costs, the Plaintiffs seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. We dispute the Plaintiffs’ claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, insurance coverage issues and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

TCPA Matter

On or about March 4, 2014, Richard Wade Architects, P.C. (“RWA”) filed a lawsuit in the United States District Court for the Northern District of Illinois (the “RWA Lawsuit”), which was subsequently amended, alleging that we violated the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act and the common law by sending an unsolicited facsimile advertisement to RWA. RWA seeks recourse on its own behalf as well as other similarly situated parties that received unsolicited facsimile advertisements from us. The TCPA provides for recovery of actual damages or five hundred dollars for each violation, whichever is greater. If it is determined that a defendant acted willfully or knowingly in violating the TCPA, the amount of the award may be increased by up to three times the amount provided above. Although we believe we have valid defenses to the claims asserted, based upon the proceedings to date, at December 31, 2014, we have accrued $300,000, including $25,000 in the fourth quarter of 2014, as our best estimate of the probable loss that may result from this action.

Prop 65 Matter

On or about July 23, 2014, Global Community Monitor and Sunshine Park LLC (together, the “Prop 65 Plaintiffs”) filed a lawsuit, which was subsequently amended, in the Superior Court of the State of California, County of Alameda, against us. In the complaint, the Prop 65 Plaintiffs allege that we violated California’s Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code section 25249.5, et seq. (“Proposition 65”). In particular, the Prop 65 Plaintiffs allege that we failed to warn consumers in California that certain of our products (collectively, the “Products”) emit formaldehyde in excess of the applicable safe harbor limits. In addition to attorneys’ fees and costs, the Prop 65 Plaintiffs seek (i) equitable relief involving the reformulation of the Products, additional warnings related to the Products, the issuance of notices to certain of the purchasers of the Products (the “Customers”) and the waiver of restocking fees for Customers who return the Products and (ii) civil penalties in the amount of two thousand five hundred dollars per day for each violation of Proposition 65. We dispute the claims of the Prop 65 Plaintiffs and intend to defend the matter vigorously. Further, we have filed a counterclaim against the Prop 65 Plaintiffs for trade libel, unfair business practices, intentional interference with a prospective business advantage, negligent interference with economic relations, and declaratory relief. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Hallandale Matter

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

Gold Matter

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring (the “Bamboo Product”) that we sell is defective. On February 13, 2015, Gold filed an amended complaint, which added three additional plaintiffs (collectively with Gold, “Gold Plaintiffs”). Gold Plaintiffs allege that we have engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Bamboo Product and by concealing the Bamboo Product’s defective nature. Gold Plaintiffs seek the certification of two separate classes: (i) individuals in the United States who own homes or other structures where the Bamboo Product has been installed or where Bamboo Product has been removed and replaced; and (ii) the same description but for owners of California homes or structures only. In addition to attorneys’ fees and costs, Gold Plaintiffs seek (i) a declaration that we are financially responsible for notifying all purported class members, (ii) injunctive relief requiring us to replace and/or repair all of the Bamboo Product installed in structures owned by the purported class members, and (iii) a declaration that we must disgorge, for the benefit of the purported classes, all or part of its profits received from the sale of the defective Bamboo Product and/or to make full restitution to Gold Plaintiffs and the purported class members. We dispute the Gold Plaintiffs’ claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, insurance coverage issues and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Balero Matter

On or about December 11, 2014, Joseph Michael Balero, Michael Ballerini and Lisa Miller (collectively, the “Balero Plaintiffs”) filed a purported class action lawsuit in the Superior Court of the State of California for the County of Alameda alleging that we engaged in unlawful and fraudulent business practices by selling certain products in California that do not comply with California’s Airborne Toxic Control Measure to Reduce Formaldehyde Emissions from Composite Wood Products (the “CARB Standards”) and by falsely advertising and representing that such products meet the CARB standards. The purported class consists of all California consumers that purchased the subject products since 2011. In addition to attorneys’ fees and costs, the Balero Plaintiffs seek (i) declarations that our policies and practices of labeling, advertising, distributing and selling certain products it sells in California violate the CARB standards, (ii) injunctive relief prohibiting us from continuing to distribute and/or sell laminate flooring products that violate the CARB standards, (iii) restitution of all money and/or property that the Balero Plaintiffs and other purported class members provided to us for the purchase and installation of certain products sold by us that allegedly violate the CARB Standards, and (iv) damages, including actual, compensatory and consequential, incurred by the Balero Plaintiffs and other purported class members in connection with our alleged breach of warranty. We dispute the claims of the Balero Plaintiffs and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, insurance coverage issues and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to our engineered hardwood imported from China, which accounted for approximately 11% of our flooring purchases in 2014.

The DOC made preliminary determinations regarding CVD and AD rates in April 2011 and May 2011, respectively. In December 2011, after certain determinations were made by the ITC and DOC, orders were issued setting final AD and CVD rates at 3.3% and 1.5%, respectively. These rates became effective in the form of additional duty deposits, which we have paid, and applied retroactively to the DOC preliminary determinations of April 2011 and May 2011.

Following the issuance of the orders, a number of appeals were filed by several parties, including us, challenging various aspects of the determinations made by both the ITC and DOC, including certain aspects that may impact the validity of the AD and CVD orders and the applicable rates. The appeal of the CVD order is expected to be concluded by mid-2015. On January 23, 2015, the Court of International Trade issued a final decision rejecting the challenge of the AD rate for all but one Chinese exporter. This decision is expected to be appealed to the Court of Appeals for the Federal Circuit later in 2015 and may take a year to conclude.

As part of its processes in these proceedings, the DOC conducts annual reviews of the CVD and AD rates. In such cases, the DOC will issue preliminary rates that are not binding and subject to comment by interested parties. After consideration of the comments received, the DOC will issue final rates for the applicable period, which may lag by a year or more. As rates are adjusted through the administrative reviews, we adjust our payments prospectively based on the final rate.

In the first annual review in this matter, rates were modified for AD rates through November 2012 and for CVD rates through 2011. Specifically, the AD rate was set at 5.92% and the CVD rate was set at 0.83%. These rates are being appealed by several parties, including us. Nevertheless, at December 31, 2014, we were paying these rates on each applicable purchase.

In January 2015, pursuant to the second annual review, the DOC issued a preliminary AD rate of 18.27% for purchases from December 2012 through November 2013 and a preliminary CVD rate of 0.97% for purchases in fiscal year 2012. These rates are pending final determinations by the DOC which are currently planned to be finalized in May 2015. If these rates are confirmed, we would owe approximately $5.7 million for shipments during the applicable time periods. If these rates remain in effect for shipments subsequent to November 2013 (AD) and shipments subsequent to December 2012 (CVD), we would owe an additional $6.3 million for all shipments through December 31, 2014. As this is a preliminary rate, we have not recorded an accrual in our consolidated financial statements for the impact of higher rates for the applicable time periods covered in the second annual review.

Based on the information available, we believe there is at least a reasonable possibility that an additional loss may have been incurred in the range of $0 to $12.7 million.

The third annual review of the AD and CVD rates has been initiated in February 2015, with preliminary rates expected in late 2015 or early 2016. Any change in the applicable rates as a result of the third annual review would apply to imports occurring after the second period of review.

Other Matters

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “LL.” We are authorized to issue up to 35,000,000 shares of common stock, par value $0.001. Total shares of common stock outstanding at February 23, 2015 were 27,069,307, and we had five stockholders of record.

The following table sets forth the range of high and low sales prices per share as reported by the NYSE for each quarter during the last two fiscal years.

	Price Range
	High	Low
2014:
Fourth Quarter	$67.86	$47.76
Third Quarter	77.27	52.76
Second Quarter	96.75	72.86
First Quarter	111.74	86.26
2013:
Fourth Quarter	$119.98	$85.58
Third Quarter	115.59	77.88
Second Quarter	90.92	63.88
First Quarter	71.72	52.56

Issuer Purchases of Equity Securities

The following table presents our share repurchase activity for the quarter ended December 31, 2014 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2014 to October 31, 2014	68	$49.46	—	$14,728
November 1, 2014 to November 30, 2014	804	54.28	—	14,728
December 1, 2014 to December 31, 2014	—	—	—	14,728
Total	872	$53.90	—	$14,728

(1)	We repurchased 872 shares of our common stock in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended December 31, 2014.
(2)	Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively.

Dividend Policy

We have never paid any dividends on our common stock. Any future decision to pay cash dividends will be at the discretion of our board of directors and will be dependent on our results of operations, financial condition, contractual restrictions and other factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

Performance Graph

The following graph compares the performance of our common stock during the period beginning December 31, 2009 through December 31, 2014, to that of the total return index for the NYSE Composite, the Dow Jones US Furnishings Index and the S&P SmallCap 600 Index (which includes Lumber Liquidators) assuming an investment of $100 on December 31, 2009. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Lumber Liquidators Holdings, Inc	$100.00	$92.95	$65.90	$197.13	$383.92	$247.43
Dow Jones US Furnishings Index	$100.00	$131.06	$138.33	$155.99	$229.97	$262.91
S&P Smallcap 600 Index	$100.00	$126.31	$127.59	$148.42	$209.74	$221.81
NYSE Composite	$100.00	$113.76	$109.70	$127.53	$161.20	$172.27

Item 6. Selected Financial Data.

The selected statements of income data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included in Item 8. “Consolidated Financial Statements and Supplementary Data” of this report. This information should be read in conjunction with those audited financial statements, the notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

The selected balance sheet data set forth below as of December 31, 2012, 2011 and 2010, and income data for the years ended December 31, 2011 and 2010 are derived from our audited consolidated financial statements contained in reports previously filed with the SEC, which are not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share amounts)
Statement of Income Data
Net sales	$1,047,419	$1,000,240	$813,327	$681,587	$620,281
Comparable store net sales (decrease) increase(1)	(4.3)%	15.8%	11.4%	(2.0%)	2.1%
Cost of sales	629,252	589,257	504,542	440,912	404,451
Gross profit	418,167	410,983	308,785	240,675	215,830
Selling, general and administrative expenses	314,094	284,960	230,439	198,237	173,667
Operating income	104,073	126,023	78,346	42,438	42,163
Interest expense	84	—	—	—	—
Other (income) expense(2)	406	(442)	(140)	(587)	(579)
Income before income taxes	103,583	126,465	78,486	43,025	42,742
Provision for income taxes	40,212	49,070	31,422	16,769	16,476
Net income	$63,371	$77,395	$47,064	$26,256	$26,266
Net income per common share:
Basic	$2.32	$2.82	$1.71	$0.95	$0.96
Diluted	$2.31	$2.77	$1.68	$0.93	$0.93
Weighted average common shares outstanding:
Basic	27,264,882	27,484,790	27,448,333	27,706,629	27,384,095
Diluted	27,485,852	27,914,322	28,031,453	28,379,693	28,246,453

(1)	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.
(2)	Includes interest income.

	As of December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except average sale data)
Balance Sheet Data
Cash and cash equivalents	$20,287	$80,634	$64,167	$61,675	$34,830
Merchandise inventories	314,371	252,428	206,704	164,139	155,131
Total assets	357,277	429,559	347,387	294,854	242,290
Customer deposits and store credits	34,943	22,377	25,747	18,120	12,039
Total debt and capital lease obligations, including current maturities	—	—	—	—	—
Total stockholders’ equity	332,054	309,329	234,541	215,084	180,505
Working capital(1)	213,030	245,207	187,118	167,248	146,118
Other Data
Total stores in operation	352	318	288	263	223
Average sale(2)	$1,675	$1,705	$1,600	$1,560	$1,520

(1)	Working capital is defined as current assets minus current liabilities.
(2)	Average sale, calculated on a total company basis, is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Trends

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America. At December 31, 2014, we sold our products through 352 Lumber Liquidators stores in 46 states in the United States (“U.S.”) and in Canada, a call center, websites and catalogs. We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at low prices designed to appeal to a diverse customer base. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products.

With a balance of price, selection, quality, availability and service, we believe our value proposition is the most complete and the strongest within a highly-fragmented hardwood flooring market. Sourcing directly from the mill provides the foundation for this value proposition, further strengthened by our unique store model, the industry expertise of our people, our singular focus on hard-surface flooring and our aggressive expansion of our advertising reach and frequency.

Our 2014 net sales and financial results were generally below our expectations after two years of double-digit increases in comparable store net sales and 640 basis points of operating margin expansion. Our net sales throughout the year were adversely impacted by weakness in the number of customers invoiced, our measure of customer “traffic”, and in the second half of the year, our average sale decreased. We believe a combination of factors weakened customer demand for our flooring as well as our ability to convert that demand to invoiced sales in 2014. These adverse factors began with the unusually severe winter weather, the impact of which we believe extended into the second quarter, and a slowdown in the aggregate sales of single family homes, which were negative on a year-over-year basis through September 2014. From May through August, constrained inventory levels in certain key merchandise categories significantly reduced our ability to convert consumer interest into invoiced sales. Our average sale decreased primarily due to changes in the sales mix of flooring, including clearance of products not a part of our continuing assortment, an increase in liquidation deals and greater ad-hoc discounting at the point of sale.

Our 2014 quarterly trends in comparable store net sales and the portions attributed to the number of customers invoiced and average sale are as follows:

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	percentage increase (decrease)
Net sales at comparable stores(1)	(0.6)%	(7.1)%	(4.9)%	(4.2)%
Change attributed to:
Number of customers invoiced(2)	(3.2)%	(5.3)%	(2.6)%	1.1%
Average sale(3)	2.6%	(1.8)%	(2.3)%	(5.3)%

(1)	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.
(2)	Change in number of customers invoiced which is calculated by applying our average sale to total net sales at comparable stores.
(3)	Average sale, calculated on a total company basis, is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).

In late November 2014, we began implementing marketing changes to strengthen our value proposition toward improving the conversion rates of customer interest into invoiced sales. We experienced immediate benefit. In December 2014, we believe these changes were the primary driver of an 8.1% increase in the number of customers invoiced, though we believe both consumer sentiment and general demand for wood flooring were also stronger than in December 2013. Further, at December 31, 2014, open orders (customer orders awaiting pickup or delivery) had increased $18 million, or 69.0% in comparison to December 31, 2013. The initial marketing changes featured modifications to our promotional focus, advertising cadence and outstanding advertised retail price points with limited point of sale discounting. In 2015, we plan to continue implementing marketing changes to strengthen each component of our value proposition.

As we had planned, 2014 was a year of infrastructure investment to facilitate our long-term growth plans, and our capital investments were the most significant in our history. During the year, we:

•	Completed a significant optimization of our supply chain, including implementation of product allocation intelligence, operation of our second major distribution center on the West Coast, and construction of a million square foot facility on the East Coast, which was fully operational in January 2015;
•	Improved the finish and expanded the assortment of our flagship brand Bellawood;
•	Expanded our finishing capacity by purchasing a second line, which we expect to be fully operational in the first quarter of 2015;
•	Invested in the initial steps to vertically integrate our supply of domestic hardwood;
•	Completed testing of structural alternatives to the national installation arrangement and significantly expanded stores in which our own associates perform certain customer-facing, consultative services and coordinate the actual installation services provided by third-party professional installers; and
•	Opened 34 new store locations in the expanded showroom format and remodeled 17 existing stores, including 13 relocated within the primary trade area.

We enter 2015 focused on our core business and our value proposition to once again capture share in our highly fragmented market. We expect to lever our 2014 investments and once again drive operating margin expansion.

We have continued implementing marketing changes to strengthen our value proposition. We expect net sales to increase in 2015, which we believe will be driven by the number of customers invoiced, partially offset by a lower average sale. We expect moderate improvement in the marketplace for residential wood flooring, marked by periods of volatility when our customer may be cautious and price sensitive. We expect an increase in unit flow, primarily measured in square feet of flooring, greater than our net sales increase due to both projected changes in our sales mix and a lower average retail price per unit received from our customers. We plan to open 30 to 35 new store locations, remodel 15 to 20 existing stores and increase the number of stores where we provide installation services to approximately 150 by the end of 2015. Though our gross margin will be pressured by additional sales mix of installation services, we expect those services to be accretive to operating margin.

We expect full year 2015 gross margin to be pressured in comparison to 2014, with gross margin in the second half of the year generally stronger than the first half. Gross margin pressures are expected to be caused by lower average selling prices due to net changes in retail pricing and modifications in our promotional plan, net shifts in our sales mix and greater transportation costs due to higher unit flow, partially offset by higher attachment of moldings and accessories, a reduction in ad-hoc discounting at the point of sale, efficiencies due to supply chain optimization and generally lower transportation rates.

Net SG&A expenses are expected to increase over 2014 due to store base expansion, transition and full implementation of our East Coast distribution operations, legal and professional fees which continue at elevated levels, higher incentive compensation and greater depreciation including recent infrastructure investments. In the first quarter of 2015, we expect approximately $2.7 million of incremental costs to transition and fully implement the expanded East Coast distribution operations, including $1.5 million in transportation costs.

Other External Factors Impacting Our Business

Antidumping and Countervailing Duties Investigation.  As discussed in Section 3 — Legal Proceedings, we are subject to antidumping and countervailing duties on imports of engineered hardwood from China. If the outcome of ongoing litigation with the United States Department of Commerce and the United States International Trade Commission is adverse, our results of operations may be materially adversely impacted. Additionally, the outcome may impact from where we source our engineered hardwood in the future. We currently source a portion of our engineered hardwood from locations outside of China, and we have the ability to increase our purchases from these suppliers if the need arises, although at a potentially higher cost of product than our current engineered hardwood cost. Additionally, we are expanding our assortment of engineered hardwood which we believe is constructed in such a way as to not be subject to antidumping and countervailing duties.

Results of Operations

Net Sales

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Net sales	$1,047,419	$1,000,240	$813,327
Percentage increase	4.7%	23.0%	19.3%
Number of stores open at end of period	352	318	288
Number of stores opened in period	34	30	25
	percentage increase (decrease)
Average sale	(1.8)%	6.6%	2.5%
Average retail price per unit sold(1)	(1.9)%	5.7%	0.2%
Comparable stores:
Net sales	(4.3)%	15.8%	11.4%
Customers invoiced	(2.5)%	9.2%	8.9%
Net sales of stores operating for 13 to 36 months	4.2%	21.8%	23.3%
Net sales of stores operating for more than 36 months	(5.1)%	14.9%	9.1%
Net sales in markets with all stores comparable (no cannibalization)	(0.3)%	18.2%	13.3%
Net sales in cannibalized markets(2)	17.2%	45.2%	33.3%

(1)	Average retail price per unit sold is calculated on a total company basis and excludes non-merchandise revenue.
(2)	A cannibalized market has at least one comparable store and one non-comparable store.

Net sales for 2014 increased $47.2 million, or 4.7%, over 2013 as net sales in comparable stores decreased $42.9 million and net sales in non-comparable stores increased $90.1 million. Net sales in 2014 were impacted by the following factors:

•	Net sales in comparable stores decreased 4.3% comparing 2014 to 2013 as a result of a decrease of 2.5% attributable to the number of customers invoiced and a decrease of 1.8% in the average sale.
•	We believe the number of customers invoiced decreased primarily due to the net effect of constrained inventory in certain key product categories, overall weakness in customer demand for wood flooring and the adverse impact of winter weather, unusual in severity, geographic scale and duration.
º	We believe up to $24 million of net sales were lost due to constrained inventory levels of certain key merchandise categories, primarily laminate, vinyl plank and engineered hardwood, as customer demand was either lost or converted to substitute products at lower retail prices.
º	We believe the severity of the weather required a number of customers to reprioritize home improvement projects, including flooring, and a portion of that demand was either delayed to 2015 or indefinitely suspended. We estimated approximately 650 basis points of underperformance in comparing the net sales in 131 of our stores operating in areas most severely impacted and net sales in the remainder of our stores.
•	A lower average sale in 2014 was due to a 1.9% net decrease in the average retail price per unit sold, partially offset by an increase in the number of units sold. Changes in the sales mix of flooring, including clearance of products not a part of our continuing assortment, an increase in liquidation deals and greater ad-hoc discounting at the point of sale drove down the average retail price per unit sold. Partially offsetting this decrease were increases in sales mix of moldings and accessories, non-merchandise services and Bellawood products.
•	Seven store locations serving communities recovering from the effects of Hurricane Sandy reduced total comparable store net sales by 35 to 45 basis points in 2014. Comparable store net sales benefited 40 to 50 basis points in 2013 from these locations.
•	Store base expansion drove the increase in non-comparable store net sales as we expanded our store base unit count by 10.7%, 10.4% and 9.5% in 2014, 2013 and 2012, respectively, with 34, 30 and 25 locations, respectively, opened in existing markets where brand awareness tends to increase first year net sales per unit relative to a new market.
•	Net sales of delivery and installation services were $32.3 million in 2014, up from $16.1 million in 2013.

Net sales for 2013 increased $186.9 million, or 23.0%, over 2012 as net sales in comparable stores increased $128.2 million and net sales in non-comparable stores increased $58.7 million. In addition to the factors noted above, net sales were impacted by the following factors:

•	Net sales in comparable stores increased 15.8% comparing 2013 to 2012 with an increase of 9.2% attributable to the increase in the number of customers invoiced and an increase of 6.6% in the average sale.
•	We believe the number of customers invoiced in comparable stores benefited from greater recognition of our value proposition due to our efforts to expand our advertising reach and frequency.
•	We believe the average sale benefited from increases in the average retail price per unit sold due primarily to changes in the sales mix of flooring products, stronger retail price discipline at the point of sale and increases in the sales mix of moldings and accessories.

Gross Profit and Gross Margin

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Net Sales	$1,047,419	$1,000,240	$813,327
Cost of Sales	629,252	589,257	504,542
Gross Profit	$418,167	$410,983	$308,785
Gross Margin	39.9%	41.1%	38.0%

We believe that the significant drivers within gross margin and their estimated impact compared to the prior year are as follows:

		Year Ended December 31,
Driver	Description	2014	2013(1)	2012(1)
		expansion (contraction) in basis points
Product	Cost of acquiring the products we sell from our suppliers, including the impact of our sourcing initiatives; Customs and duty charges; Changes in the mix of products sold; Changes in the average retail price per unit sold; Changes in the average retail price and related cost of services, including installation and delivery; Changes in finishing costs to produce a unit of our proprietary brands.	(130)	300	250
Transportation	International and domestic transportation costs, including the impact of international container rates; Fuel and fuel surcharges; Impact of vendor shipments received directly by our stores; Transportation charges from our distribution centers to our stores and between stores.	10	20	10
All Other	Investments in our quality control procedures; Warranty and customer satisfaction costs; Inventory shrink; Net costs of producing samples.	—	(10)	10
Total Change in Gross Margin from the prior year		(120)	310	270

(1)	The cost of delivery to our customers has been reclassified from Transportation to Product.
•	Product: Gross margin was impacted by the following:
º	In 2014, gross margin was adversely impacted by net shifts in our sales mix of flooring products, including sales of substitute product while inventories of certain key products were constrained, clearance of Bellawood products which would not be a part of our continuing assortment, and the marketing changes implemented to strengthen our value proposition.
º	In 2014, greater ad-hoc discounting at the point of sale, reversing 2013 and 2012 trends of improving retail price discipline at the point of sale.
º	Moldings and accessories, which generally produce a gross margin higher than flooring, increased within our total merchandise sales mix to 20.1% in 2014 from 18.9% in 2013 and 16.7% in 2012.
º	Increases in customers choosing installation and delivery services, which have average gross margins less than our average merchandise transaction.
º	Sourcing initiatives, including line reviews and the percentage of product we source direct from the mill, generally lowered net costs from our suppliers and increased vendor allowances.

•	Transportation: Gross margin was impacted by changes in our supply chain structure, changes in international and domestic transportation rates and certain operational efficiencies.
º	Gross margin benefited in 2014 and 2013 from generally lower average international transportation rates. In 2014, lower international rates were primarily driven by shipments to our West Coast distribution center, which were significantly less than rates to the East Coast.
º	Gross margin in 2014 was not materially impacted by domestic costs other than delivery, as the increase in domestic miles traveled due to increasing inventory levels was offset by a net lower average cost per domestic mile. In 2013, gross margin benefited from lower aggregate domestic costs as the impact of the reduction in the average cost per mile traveled was greater than the impact of increased domestic miles.
•	All Other Costs: Gross margin was impacted in 2014 due to greater costs of merchandise obsolescence and shrink, including increased inventory reserves, and our increased investment in quality control and assurance, offset by lower sample and customer satisfaction costs.
º	Higher total inventory levels carried throughout 2014 and the significant product transitions due to the Bellawood transition and efforts to mitigate the adverse impact of constrained inventory with substitute product resulted in higher 2014 shrink and an increase in the inventory reserve for loss or obsolescence. Inventory obsolescence and shrink increased 24.3% in comparing 2014 to 2013, and the reserve at December 31, 2014 was $3.2 million, up from $1.3 million at the end of 2013.
º	In 2013 and 2012, gross margin benefitted from supply chain initiatives to improve the accuracy and visibility of product movement within the distribution centers and the stores, thereby lowering inventory shrink.
º	Improvements to production efficiency lowered the cost per sample, more than offsetting an increase in sample requests.
º	Investments in quality control and customer support training, combined with improved control over installation, resulted in lower aggregate customer satisfaction costs.

Operating Income and Operating Margin

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Gross Profit	$418,167	$410,983	$308,785
SG&A Expenses	314,094	284,960	230,439
Operating Income	$104,073	$126,023	$78,346
Operating Margin	9.9%	12.6%	9.6%

The following table sets forth components of our SG&A expenses for the periods indicated, as a percentage of net sales. Individual line items include the impact of our finishing operations, with a credit for these expenses included in other SG&A expenses.

	Year Ended December 31,
	2014	2013	2012
Total SG&A Expenses	30.0%	28.5%	28.3%
Salaries, Commissions and Benefits	11.8%	12.1%	12.1%
Advertising	7.9%	7.6%	7.2%
Occupancy	4.2%	3.5%	3.7%
Depreciation and Amortization	1.4%	1.1%	1.2%
Stock-based Compensation	0.5%	0.6%	0.5%
Other SG&A Expenses	4.2%	3.6%	3.6%

Operating income for 2014 decreased $21.9 million over 2013 as the $7.2 million increase in gross profit was more than fully offset by a $29.1 million increase in SG&A expenses. Operating income for 2013 increased $47.7 million over 2012 as the $102.2 million increase in gross profit was partially offset by a $54.5 million increase in SG&A expenses. The net increase in SG&A expenses included the following:

•	Salaries, commissions and benefits increased in both 2014 and 2013 primarily due to store base growth, corporate support, including global compliance, our test of installation services management, the start-up and operations of the West Coast distribution center and higher net cost of benefits. These expenses were partially offset in 2014 by lower commission rates earned by our store management and lower accruals related to our management bonus plan, as compared to 2013.
•	Advertising expenses increased as a percentage of net sales as we continued to broaden our reach and frequency, partially offset by leverage of our national advertising campaigns over a larger store base.
•	Occupancy costs increased primarily due to store base expansion and incremental expense related to the West Coast distribution center, which became fully operational during the first quarter of 2014.
•	Depreciation and amortization increased primarily due to store base expansion, remodeling existing stores and the West Coast distribution center.
•	Stock-based compensation in 2013 included a special grant of restricted stock to certain members of management in March 2013 which fully vested in March 2014. In addition, our chief executive officer, who does not participate in our regular annual grant of equity, was awarded a grant of stock options and restricted stock in March 2013 which resulted in approximately $0.8 million and $0.6 million of expense in 2014 and 2013, respectively.
•	Other SG&A expenses included lower reimbursements under our national installation arrangement, incremental costs related to the West Coast distribution center and approximately $13.6 million and $10.6 million of legal and professional fees in 2014 and 2013, respectively.
•	Total incremental SG&A expenses related to the West Coast distribution center, primarily occupancy and wages, were approximately $5.9 million in 2014. We incurred incremental transition expenses related to the East Coast distribution center of approximately $0.5 million in the fourth quarter of 2014.

Provision for Income Taxes

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Provision for Income Taxes	$40,212	$49,070	$31,422
Effective Tax Rate	38.8%	38.8%	40.0%

The effective tax rate may vary due to changes in state taxes and certain reserves. The increase in the 2012 effective tax rate was due to a $1.3 million valuation allowance recorded in the fourth quarter. Our Canadian operations, which included the first stores opening in March 2011, had produced a cumulative net loss through 2012. Management determined that the positive evidence supporting future realization of the deferred tax asset was outweighed by the more objectively verifiable negative evidence, and a full valuation allowance was recorded. As the Canadian operations have remained in a cumulative loss position in both 2013 and 2014, a full valuation allowance has continued to be recorded with incremental adjustments each year due to an increase in the net operating loss. Absent the change in the valuation allowance, the effective tax rate for 2014, 2013 and 2012 would have approximated 38.1%, 38.2% and 38.5%, respectively.

Net Income

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Net Income	$63,371	$77,395	$47,064
As a percentage of net sales	6.1%	7.7%	5.8%

Net income for the year ended December 31, 2014 decreased 18.1% over the year ended December 31, 2013. Net income for the year ended December 31, 2013 increased 64.4% over the year ended December 31, 2012.

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. We periodically use excess cash flow to repurchase shares of our common stock under our stock repurchase program. Our principal sources of liquidity are $20.3 million of cash and cash equivalents at December 31, 2014, our cash flow from operations, and $47.3 million of availability under our revolving credit facility. We believe that cash flow from operations, together with existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the foreseeable future.

In 2015, we expect capital expenditures to total between $25 million and $35 million. In addition to general capital requirements, we intend to:

•	open between 30 and 35 new store locations, using up to $10 million of cash;
•	remodel or relocate 15 to 20 existing stores, using up to $5 million of cash;
•	complete our East Coast distribution center and new finishing line;
•	continue to invest in vertical integration initiatives;
•	continue to invest in integrated information technology systems; and
•	continue to improve the effectiveness of our marketing programs.

Cash and Cash Equivalents

In 2014, cash and cash equivalents decreased $60.3 million to $20.3 million. The decrease of cash and cash equivalents was primarily due to $53.3 million of net cash used to repurchase common stock and $71.1 million for capital expenditures partially offset by net cash provided by operating activities of $57.1 million.

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

Merchandise inventories and available inventory per store in operation on December 31 were as follows:

	2014	2013	2012
	(in thousands)
Inventory – Available for Sale	$265,949	$212,617	$168,409
Inventory – Inbound In-Transit	48,422	39,811	38,295
Total Merchandise Inventories	$314,371	$252,428	$206,704
Available Inventory Per Store	$756	$669	$585

Available inventory per store at December 31, 2014 was higher than both December 31, 2013 and December 31, 2012 due to weaker than expected net sales, increases in merchandise categories previously constrained and increases in moldings and accessories. In addition, inventory levels were higher as we prepared for transition and consolidation of our East Coast distribution operations in the first quarter of 2015, and in anticipation of Chinese New Year which was later in February than most years. Further, inventory within our Californian distribution facility was elevated to provide a measure of safety stock while a new labor contract was negotiated for west coast ports. We expect 2015 inventory levels to decrease in comparison to 2014 by the end of June and normalize in the range of $640,000 to $690,000 per store throughout the second half of 2015.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning.

Cash Flows

Operating Activities.  Net cash provided by operating activities was $57.1 million for 2014, $53.0 million for 2013, and $47.3 million for 2012. The $4.1 million increase in net cash comparing 2014 to 2013 is primarily due to an increase in customer deposits and store credits and a reduction in merchandise inventories, net of the change in accounts payable. These increases were offset by less profitable operations. The $5.7 million increase in net cash comparing 2013 to 2012 is primarily due to more profitable operations which were partially offset by a larger and earlier build in merchandise inventories net of the change in accounts payable.

Investing Activities.  Net cash used in investing activities was $71.1 million for 2014, $28.6 million for 2013, and $13.4 million for 2012. Net cash used in investing activities in each year included capital purchases for store base expansion, and investments in and maintenance of forklifts, our integrated information technology solution, our finishing lines and our Corporate Headquarters. In 2014 and 2013, capital expenditures also included remodeling of existing stores to our expanded showroom format and $37.6 million and $8.4 million, respectively, for land, buildings and equipment for the East Coast distribution facility and $1.2 million and $2.1 million, respectively, for equipment and leasehold improvements for the West Coast distribution facility.

Financing Activities.  Net cash used by financing activities was $46.2 million in 2014, $7.4 million in 2013 and $31.9 million in 2012. We used cash of $53.3 million, $34.8 million and $49.4 million in 2014, 2013 and 2012, respectively, to repurchase our common stock, primarily under our stock repurchase program initiated in February 2012. Stock option exercises provided $7.2 million, $27.3 million and $17.5 million in 2014, 2013 and 2012, respectively. During 2014, we borrowed $53.0 million under our revolving credit facility to fund capital expenditures and inventory purchases, however, this amount was fully repaid by year-end.

Revolving Credit Agreement

A revolving credit agreement (the “Revolver”) providing for borrowings up to $50.0 million is available to us through expiration on February 21, 2017. During 2014, we borrowed and repaid a total of $53.0 million against the Revolver, and during 2013 and 2012, we did not borrow against the Revolver. The Revolver supported $2.7 million and $2.3 million of letters of credit at December 31, 2014 and 2013, respectively. At December 31, 2012, there were no outstanding commitments under letters of credit. The Revolver is primarily available to fund inventory purchases, including the support of up to $10.0 million for letters of credit, and for general operations. The Revolver is secured by our inventory, has no mandated payment provisions and we pay a fee of 0.1% per annum, subject to adjustment based on certain financial performance criteria, on any unused portion of the Revolver. Amounts outstanding under the Revolver would be subject to an interest rate of LIBOR plus 1.125%, subject to adjustment based on certain financial performance criteria. The Revolver has certain defined covenants and restrictions, including the maintenance of certain defined financial ratios. We were in compliance with these financial covenants at December 31, 2014.

Related Party Transactions

See the discussion of related party transactions in Note 4 and Note 9 to the consolidated financial statements included in Item 8 of this report and within Certain Relationships and Related Transactions, and Director Independence in Item 13 of this report.

Contractual Commitments and Contingencies

Our significant contractual obligations and commitments as of December 31, 2014 are summarized in the following table:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years
	(in thousands)
Contractual obligations
Operating lease obligations(1)	$125,027	$27,391	$44,763	$28,535	$24,338
Purchase obligations(2)	4,041	4,041	—	—	—
Total contractual obligations	$129,068	$31,432	$44,763	$28,535	$24,338

(1)	Included in this table is the base period or current renewal period for our operating leases. The operating leases generally contain varying renewal provisions.
(2)	Purchase obligations represent capital expenditure commitments for the completion of the East Coast distribution center and new finishing line.

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

Recognition of Net Sales

We recognize net sales for products purchased at the time the customer takes possession of the merchandise. We recognize service revenue, which consists primarily of installation revenue and freight charges for in-home delivery, when the service has been rendered. We report sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities. Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical and current sales trends and experience. We believe that our estimate for sales returns is an accurate reflection of future returns. Any reasonably likely changes that may occur in the assumptions underlying our allowance estimates would not be expected to have a material impact on our financial condition or operating performance. Actual sales returns did not vary materially from estimated amounts for 2014, 2013 or 2012.

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

Merchandise Inventories

We value our merchandise inventories at the lower of merchandise cost or market value. We determine merchandise cost using the average cost method. All of the hardwood flooring we purchase from suppliers is either prefinished or unfinished, and in immediate saleable form. To the extent that we finish and box unfinished products, we include those costs in the average unit cost of related merchandise inventory. In determining market value, we make judgments and estimates as to the market value of our products, based on factors such as historical results and current sales trends. Any reasonably likely changes that may occur in those assumptions in the future may require us to record charges for losses or obsolescence against these assets, but would not be expected to have a material impact on our financial condition or operating performance. Actual losses and obsolescence charges did not vary materially from estimated amounts for 2014, 2013 or 2012.

Stock-Based Compensation

We currently utilize a single equity incentive plan under which we may grant non-qualified stock options, restricted shares, stock appreciation rights and other equity awards to employees, non-employee directors and other service providers. We recognize expense for our stock-based compensation based on the fair value of the awards that are granted. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. Measured compensation cost is recognized ratably over the service period of the entire related stock-based compensation award.

The fair value of stock options was estimated at the date of grant using the Black-Scholes-Merton valuation model. In order to determine the related stock-based compensation expense, we used the following assumptions for stock options granted during 2014:

•	Expected life of 5.5 years;
•	Expected stock price volatility of 45%;
•	Risk-free interest rate of 1.8%; and
•	Dividends are not expected to be paid in any year.

The expected stock price volatility is based on the historical volatility of our stock price. The volatility is estimated for a period of time equal to the expected term of the related option. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is determined by considering the contractual terms, vesting schedule and expectations of future employee behavior. Had we arrived at different assumptions of stock price volatility or expected terms of our options, our stock-based compensation expense and results of operations could have been different.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our revolving credit agreement are exposed to interest rate risk due to the variable rate of the facility. As of December 31, 2014, no amounts were outstanding under the Revolver.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lumber Liquidators Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Lumber Liquidators Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, other comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included Financial Statement Schedule II — Analysis of Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2014. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lumber Liquidators Holdings, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lumber Liquidators Holdings, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
February 25, 2015

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Lumber Liquidators Holdings, Inc.

We have audited Lumber Liquidators Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Lumber Liquidators Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lumber Liquidators Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lumber Liquidators Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
February 25, 2015

Lumber Liquidators Holdings, Inc.

Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2014	2013
Assets
Current Assets:
Cash and Cash Equivalents	$20,287	$80,634
Merchandise Inventories	314,371	252,428
Prepaid Expenses	5,575	6,229
Other Current Assets	17,044	12,916
Total Current Assets	357,277	352,207
Property and Equipment, net	124,867	65,947
Goodwill	9,693	9,693
Other Assets	1,625	1,712
Total Assets	$493,462	$429,559
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$80,303	$56,327
Customer Deposits and Store Credits	34,943	22,377
Accrued Compensation	3,693	11,709
Sales and Income Tax Liabilities	7,472	4,878
Other Current Liabilities	17,836	11,709
Total Current Liabilities	144,247	107,000
Deferred Rent	6,603	4,169
Deferred Tax Liability	10,558	9,061
Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 shares authorized; 27,069,307 and 27,557,570 shares outstanding, respectively)	30	30
Treasury Stock, at cost (2,816,780 and 2,133,307 shares, respectively)	(138,692)	(85,382)
Additional Capital	177,479	164,581
Retained Earnings	294,033	230,662
Accumulated Other Comprehensive Loss	(796)	(562)
Total Stockholders’ Equity	332,054	309,329
Total Liabilities and Stockholders’ Equity	$493,462	$429,559

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Income
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net Sales	$1,047,419	$1,000,240	$813,327
Cost of Sales	629,252	589,257	504,542
Gross Profit	418,167	410,983	308,785
Selling, General and Administrative Expenses	314,094	284,960	230,439
Operating Income	104,073	126,023	78,346
Other (Income) Expense	490	(442)	(140)
Income Before Income Taxes	103,583	126,465	78,486
Provision for Income Taxes	40,212	49,070	31,422
Net Income	$63,371	$77,395	$47,064
Net Income per Common Share – Basic	$2.32	$2.82	$1.71
Net Income per Common Share – Diluted	$2.31	$2.77	$1.68
Weighted Average Common Shares Outstanding:
Basic	27,264,882	27,484,790	27,448,333
Diluted	27,485,852	27,914,322	28,031,453

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Other Comprehensive Income
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net Income	$63,371	$77,395	$47,064
Foreign Currency Translation Adjustments	(234)	(635)	267
Comprehensive Income	$63,137	$76,760	$47,331

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value	Shares	Value
Balance, December 31, 2011	27,894,543	$28	58,730	$(1,116)	$110,163	$106,203	$(194)	$215,084
Stock-Based Compensation Expense	—	—	—	—	3,977	—	—	3,977
Exercise of Stock Options	937,048	1	—	—	10,453	—	—	10,454
Excess Tax Benefits on Stock Option Exercises	—	—	—	—	7,131	—	—	7,131
Release of Restricted Shares	43,529	—	—	—	—	—	—	—
Common Stock Repurchased	(1,660,976)	—	1,660,976	(49,436)	—	—	—	(49,436)
Translation Adjustment	—	—	—	—	—	—	267	267
Net Income	—	—	—	—	—	47,064	—	47,064
Balance, December 31, 2012	27,214,144	$29	1,719,706	$(50,552)	$131,724	$153,267	$73	$234,541
Stock-Based Compensation Expense	—	—	—	—	5,471	—	—	5,471
Exercise of Stock Options	718,665	1	—	—	10,254	—	—	10,255
Excess Tax Benefits on Stock Option Exercises	—	—	—	—	17,132	—	—	17,132
Release of Restricted Shares	38,362	—	—	—	—	—	—	—
Common Stock Repurchased	(413,601)	—	413,601	(34,830)	—	—	—	(34,830)
Translation Adjustment	—	—	—	—	—	—	(635)	(635)
Net Income	—	—	—	—	—	77,395	—	77,395
Balance, December 31, 2013	27,557,570	$30	2,133,307	$(85,382)	$164,581	$230,662	$(562)	$309,329
Stock-Based Compensation Expense	—	—	—	—	5,744	—	—	5,744
Exercise of Stock Options	149,707	—	—	—	3,150	—	—	3,150
Excess Tax Benefits on Stock Option Exercises	—	—	—	—	4,004	—	—	4,004
Release of Restricted Shares	45,503	—	—	—	—	—	—	—
Common Stock Repurchased	(683,473)	—	683,473	(53,310)	—	—	—	(53,310)
Translation Adjustment	—	—	—	—	—	—	(234)	(234)
Net Income	—	—	—	—	—	63,371	—	63,371
Balance, December 31, 2014	27,069,307	$30	2,816,780	$(138,692)	$177,479	$294,033	$(796)	$332,054

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net Income	$63,371	$77,395	$47,064
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	14,714	11,666	9,957
Deferred Income Taxes	(152)	(846)	160
Stock-Based Compensation Expense	5,593	5,974	3,997
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(62,140)	(45,834)	(42,712)
Accounts Payable	21,478	(15)	16,756
Customer Deposits and Store Credits	12,623	(3,354)	7,626
Prepaid Expenses and Other Current Assets	(1,836)	(257)	(2,835)
Other Assets and Liabilities	3,436	8,271	7,256
Net Cash Provided by Operating Activities	57,087	53,000	47,269
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(71,138)	(28,585)	(13,376)
Net Cash Used in Investing Activities	(71,138)	(28,585)	(13,376)
Cash Flows from Financing Activities:
Payments for Stock Repurchases	(53,310)	(34,830)	(49,436)
Proceeds from the Exercise of Stock Options	3,150	10,255	10,454
Excess Tax Benefit from Stock-Based Compensation	4,004	17,132	7,131
Borrowings on Revolving Credit Facility	53,000	—	—
Payments on Revolving Credit Facility	(53,000)	—	—
Net Cash Used in Financing Activities	(46,156)	(7,443)	(31,851)
Effect of Exchange Rates on Cash and Cash Equivalents	(140)	(505)	450
Net (Decrease) Increase in Cash and Cash Equivalents	(60,347)	16,467	2,492
Cash and Cash Equivalents, Beginning of Year	80,634	64,167	61,675
Cash and Cash Equivalents, End of Year	$20,287	$80,634	$64,167

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Business

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate and vinyl plank flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay, adhesives and flooring tools. In a limited number of its stores, the Company also offers ceramic and mosaic tile, stone and porcelain. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company also provides in-home delivery and installation services to certain of its customers. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 343 store locations in primary or secondary metropolitan areas in 46 states and nine store locations in Canada at December 31, 2014. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing lines in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.”

Organization and Basis of Financial Statement Presentation

The consolidated financial statements of Lumber Liquidators Holdings, Inc., a Delaware corporation, include the accounts of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company had cash equivalents of $12,700 and $9,333 at December 31, 2014 and 2013, respectively. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents, of which there was nil and $170 at December 31, 2014 and 2013, respectively. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settle, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $12,700 and $9,163 at December 31, 2014 and 2013, respectively.

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

Note 1. Summary of Significant Accounting Policies  – (continued)

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

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or market value. Merchandise cost is determined using the average cost method. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form. The Company adds the finish to, and boxes, various species of unfinished product, to produce certain proprietary products, primarily Bellawood, at its finishing facility. These finishing and boxing costs are included in the average unit cost of related merchandise inventory. The Company maintains an inventory reserve for loss or obsolescence based on historical results and current sales trends. This reserve was $3,242 and $1,275 at December 31, 2014 and 2013, respectively.

Impairment of Long-Lived Assets

The Company evaluates potential impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment exists and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, an impairment loss is recorded based on the difference between the carrying value and fair value of the assets. No impairment charges were recognized in 2014, 2013 or 2012.

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

Self Insurance

The Company is self-insured for certain employee health benefit claims and for certain workers’ compensation claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical and industry trends and economic conditions. This liability could be affected if future occurrences and claims differ from these assumptions and historical trends. As of December 31, 2014 and 2013, an accrual of $1,585 and $1,305 related to estimated claims was included in other current liabilities, respectively.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies  – (continued)

Recognition of Net Sales

The Company recognizes net sales for products purchased at the time the customer takes possession of the merchandise. Service revenue, primarily installation revenue and freight charges for in-home delivery, is included in net sales and recognized when the service has been rendered. The Company reports sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, and net of an allowance for anticipated sales returns based on historical and current sales trends and experience. The sales returns allowance and related changes were not significant for 2014, 2013 or 2012.

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

The Company offers a range of limited warranties from the durability of the finish on its prefinished products to its services provided. These limited warranties range from one to 100 years. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. Warranty costs are recorded in cost of sales. This reserve was $1,568 and $1,009 at December 31, 2014 and 2013, respectively. The Company is able to seek recovery from its vendors and installation providers for certain amounts paid.

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

Advertising Costs

Advertising costs charged to selling, general and administrative (“SG&A”) expenses, net of vendor allowances, were $82,604, $75,506 and $58,548 in 2014, 2013 and 2012, respectively. The Company uses various types of media to brand its name and advertise its products. Media production costs are generally expensed as incurred, except for direct mail, which is expensed when the finished piece enters the postal system. Media placement costs are generally expensed in the month the advertising occurs, except for contracted endorsements and sports agreements, which are generally expensed ratably over the contract period. Amounts paid in advance are included in prepaid expenses and totaled $1,549 and $2,893 at December 31, 2014 and 2013, respectively.

Store Opening Costs

Costs to open new store locations are charged to SG&A expenses as incurred, net of any vendor support.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies  – (continued)

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

Years
Buildings and Building Improvements	15 to 40
Property and Equipment	5 to 25
Computer Software and Hardware	3 to 10
Leasehold Improvements	1 to 15

Operating Leases

The Company has operating leases for its stores, Corporate Headquarters, certain of its distribution facilities, supplemental office facilities and certain equipment. The lease agreements for certain stores and distribution facilities contain rent escalation clauses, rent holidays and tenant improvement allowances. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses in SG&A expenses on a straight-line basis over the terms of the leases. The difference between the rental expense and rent paid is recorded as deferred rent on the consolidated balance sheets. For tenant improvement allowances, the Company records deferred rent on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rental expense.

Stock-Based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718. The Company may issue incentive awards in the form of stock options, restricted shares and other equity awards to employees, non-employee directors and other service providers. The Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations. Measured compensation cost is recognized ratably over the requisite service period of the entire related stock-based compensation award.

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

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies  – (continued)

Income Taxes

Income taxes are accounted for in accordance with FASB ASC 740 (“ASC 740”). Income taxes are provided for under the asset and liability method and consider differences between the tax and financial accounting bases. The tax effects of these differences are reflected on the consolidated balance sheets as deferred income taxes and measured using the effective tax rate expected to be in effect when the differences reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including the nature, frequency and severity of current and cumulative losses, expected level of future taxable income, the duration of statutory carryforward periods and tax planning alternatives. In future periods, any valuation allowance will be re-evaluated in accordance with ASC 740, and a change, if required, will be recorded through income tax expense in the period such determination is made.

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

Net Income per Common Share

Basic net income per common share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per common share is determined by dividing net income by the weighted average number of common shares outstanding during the year, plus the dilutive effect of common stock equivalents, including stock options and restricted shares. Common stock and common stock equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and release of restricted shares, except when the effect of their inclusion would be antidilutive.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition — Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. Therefore, the amendments in ASU 2014-09 will become effective for the Company at the beginning of its 2017 fiscal year. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 2. Property and Equipment

Property and equipment consisted of:

	December 31,
	2014	2013
Land	$4,937	$4,937
Property and Equipment	51,409	38,401
Computer Software and Hardware	40,071	38,317
Leasehold Improvements	30,715	22,230
Assets under Construction	51,097	8,095
	178,229	111,980
Less: Accumulated Depreciation and Amortization	53,362	46,033
Property and Equipment, net	$124,867	$65,947

As of December 31, 2014 and 2013, the Company had capitalized $31,230 and $28,391 of computer software costs, respectively. Amortization expense related to these assets was $3,212, $2,659 and $2,388 for 2014, 2013 and 2012, respectively.

Note 3. Revolving Credit Agreement

A revolving credit agreement (the “Revolver”) providing for borrowings up to $50,000 is available to the Company through expiration on February 21, 2017. The Revolver is primarily available to fund inventory purchases, including the support of up to $10,000 for letters of credit, and for general operations. During 2014, a total of $53,000 was borrowed against the Revolver, however, there were no outstanding borrowings against the Revolver at December 31, 2014. As of December 31, 2013 and 2012, there were no outstanding borrowings against the Revolver. As of December 31, 2014 and 2013, the Revolver supported $2,685 and $2,289 of letters of credit, respectively. Interest paid was $84 in 2014 and nil in 2013 and 2012. The Revolver is secured by the Company’s inventory, has no mandated payment provisions and a fee of 0.1% per annum, subject to adjustment based on certain financial performance criteria, on any unused portion of the Revolver. Amounts outstanding under the Revolver would be subject to an interest rate of LIBOR plus 1.125%, subject to adjustment based on certain financial performance criteria. The Revolver has certain defined covenants and restrictions, including the maintenance of certain defined financial ratios. The Company was in compliance with these financial covenants at December 31, 2014.

Note 4. Leases

The Company has operating leases for its stores, Corporate Headquarters, Hampton Roads and West Coast distribution centers, supplemental office facilities and certain equipment. The store location leases are operating leases and generally have five-year base periods with one or more five-year renewal periods. The Corporate Headquarters has an operating lease with a base term running through December 31, 2019. The Hampton Roads distribution centers have operating leases with varied expiration dates ending by March 31, 2015. The West Coast distribution center is an operating lease with a base term running through October 31, 2024.

As of December 31, 2014, 2013 and 2012, the Company leased the Corporate Headquarters, which includes a store location, and 30, 29 and 27 of its locations, representing 8.8%, 9.4% and 9.7% of the total number of store leases in operation, respectively, from entities controlled by the Company’s founder and current chairman of the Board of Directors (“Controlled Companies”).

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 4. Leases  – (continued)

Rental expense is as follows:

	Year Ended December 31,
	2014	2013	2012
Rental expense	$27,995	$21,874	$18,826
Rental expense related to Controlled Companies	2,837	2,895	2,725

The future minimum rental payments under non-cancellable operating leases, segregating Controlled Companies leases from all other operating leases, were as follows at December 31, 2014:

	Operating Leases
	Controlled Companies		Store Leases	Distribution Centers & Other Leases	Total Operating Leases
	Store Leases	Headquarters Lease
2015	$1,635	$1,234	$21,988	$2,534	$27,391
2016	1,172	1,271	19,483	2,230	24,156
2017	887	1,309	16,236	2,175	20,607
2018	809	1,348	12,126	2,047	16,330
2019	455	1,388	8,382	1,980	12,205
Thereafter	923	—	12,932	10,483	24,338
Total minimum lease payments	$5,881	$6,550	$91,147	$21,449	$125,027

Note 5. Stockholders’ Equity

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31,
	2014	2013	2012
Net Income	$63,371	$77,395	$47,064
Weighted Average Common Shares Outstanding – Basic	27,264,882	27,484,790	27,448,333
Effect of Dilutive Securities:
Common Stock Equivalents	220,970	429,532	583,120
Weighted Average Common Shares Outstanding – Diluted	27,485,852	27,914,322	28,031,453
Net Income per Common Share – Basic	$2.32	$2.82	$1.71
Net Income per Common Share – Diluted	$2.31	$2.77	$1.68

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 5. Stockholders’ Equity  – (continued)

The following have been excluded from the computation of Weighted Average Common Shares Outstanding — Diluted because the effect would be antidilutive:

	As of December 31,
	2014	2013	2012
Stock Options	184,252	103,329	16,969
Restricted Shares	16,699	176	4,261

Stock Repurchase Program

In 2012, the Company’s Board of Directors (“Board”) authorized the repurchase of up to $100,000 of the Company’s common stock from time to time on the open market or in privately negotiated transactions. In January 2014, the Company’s Board authorized the repurchase of up to an additional $50,000 of the Company’s common stock, bringing the total authorization to $150,000 and at December 31, 2014, the Company had $14,728 remaining under this authorization. The Company has not purchased any stock through privately negotiated transactions. Purchases under this program were as follows:

	Year Ended December 31,
	2014	2013	2012
Shares Repurchased	671,200	403,630	1,648,777
Average Price per Share	$77.68	$84.40	$29.74
Total Aggregate Costs	$52,138	$34,066	$49,068

Note 6. Stock-Based Compensation

Stock-based compensation expense included in SG&A expenses consisted of:

	Year Ended December 31,
	2014	2013	2012
Stock Options, Restricted Shares and Stock Appreciation Rights	$5,593	$5,974	$3,997

Overview

On May 6, 2011, the Company’s stockholders approved the Lumber Liquidators Holdings, Inc. 2011 Equity Compensation Plan (the “2011 Plan”), which succeeded the Lumber Liquidators Holdings, Inc. 2007 Equity Compensation Plan. The 2011 Plan is an equity incentive plan for employees, non-employee directors and other service providers from which the Company may grant stock options, restricted shares, stock appreciation rights (“SARs”) and other equity awards. The total number of shares of common stock authorized for issuance under the 2011 Plan is 5.3 million. As of December 31, 2014, 1.4 million shares of common stock were available for future grants. Stock options granted under the 2011 Plan expire no later than ten years from the date of grant and the exercise price shall not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted shares on a grant by grant basis at the discretion of the Board. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted shares.

The Company also maintains the Lumber Liquidators Holdings, Inc. Outside Directors Deferral Plan under which each of the Company’s non-employee directors has the opportunity to elect annually to defer certain fees until departure from the Board. A non-employee director may elect to defer up to 100% of his or her fees and have such fees invested in deferred stock units. Deferred stock units must be settled in common stock upon the director’s departure from the Board. There were 63,279 and 57,724 deferred stock units outstanding at December 31, 2014 and 2013, respectively.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 6. Stock-Based Compensation  – (continued)

Stock Options

The following table summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2011	2,194,347	$14.42	6.6	$12,746
Granted	182,281	25.73
Exercised	(937,048)	11.16
Forfeited	(128,203)	19.94
Balance, December 31, 2012	1,311,377	$17.79	6.5	$45,954
Granted	214,966	62.52
Exercised	(718,665)	14.35
Forfeited	(58,188)	29.04
Balance, December 31, 2013	749,490	$33.04	7.3	$52,358
Granted	79,126	100.05
Exercised	(149,707)	21.04
Forfeited	(26,101)	60.71
Balance, December 31, 2014	652,808	$42.81	6.9	$18,113
Exercisable at December 31, 2014	181,834	$22.90	5.3	$7,974
Vested and expected to vest, December 31, 2014	652,808	$42.81	6.9	$18,113

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on December 31. The intrinsic value of the stock options exercised during 2014, 2013 and 2012 was $10,278, $49,137 and $22,881, respectively.

As of December 31, 2014, total unrecognized compensation cost related to unvested options was approximately $6,487, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.3 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of options granted during 2014, 2013 and 2012 was $43.21, $29.66 and $12.68, respectively.

The following are the ranges of assumptions for the periods noted:

	Year Ended December 31,
	2014	2013	2012
Expected dividend rate	0%	0%	0%
Expected stock price volatility	45%	45%	45%
Risk-free interest rate	1.8%	1.3 – 2.0%	1.0 – 1.6%
Expected term of options	5.5 years	6.0 – 7.5 years	6.5 – 7.5 years

The expected stock price volatility is based on the historical volatility of the Company’s stock price and in 2013 and 2012, also included the historical volatilities of companies included in a peer group that was selected by management whose shares or options are publicly available. The volatilities are estimated for a period of time equal to the expected term of the related option. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 6. Stock-Based Compensation  – (continued)

the options represents the estimated period of time until exercise and is determined by considering the contractual terms, vesting schedule and expectations of future employee behavior.

Restricted Shares

The following table summarizes activity related to restricted shares:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2011	142,120	$15.08
Granted	66,425	27.62
Released	(43,529)	29.41
Forfeited	(12,611)	21.58
Nonvested, December 31, 2012	152,405	$15.19
Granted	80,814	66.11
Released	(38,362)	75.73
Forfeited	(16,522)	37.51
Nonvested, December 31, 2013	178,335	$22.82
Granted	38,260	89.46
Released	(45,503)	95.02
Forfeited	(14,003)	54.90
Nonvested, December 31, 2014	157,089	$15.00

The fair value of restricted shares released during 2014, 2013 and 2012 was $4,371, $3,060 and $1,391, respectively. As of December 31, 2014, total unrecognized compensation cost related to unvested restricted shares was approximately $2,834, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 1.9 years.

Stock Appreciation Rights

The following table summarizes activity related to SARs:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2011	—	$—	—	$—
Granted	9,796	24.71
Forfeited	(495)	24.35
Balance, December 31, 2012	9,301	$24.72	8.9	$261
Granted	7,533	71.84
Forfeited	(678)	57.95
Balance, December 31, 2013	16,156	$45.30	8.7	$938
Granted	1,941	107.28
Forfeited	(1,870)	92.97
Balance, December 31, 2014	16,227	$48.16	7.8	$389
Exercisable at December 31, 2014	6,707	$39.13	7.6	$192

The fair value method, estimated by management using the Black-Scholes-Merton option pricing model, is used to recognize compensation cost associated with SARs.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 7. Income Taxes

The components of income before income taxes were as follows:

	Year Ended December 31,
	2014	2013	2012
United States	$105,447	$128,482	$80,565
Foreign	(1,864)	(2,017)	(2,079)
Total Income before Income Taxes	$103,583	$126,465	$78,486

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2014	2013	2012
Current
Federal	$34,615	$43,159	$26,949
State	5,614	6,637	4,195
Foreign	135	120	118
Total Current	40,364	49,916	31,262
Deferred
Federal	(22)	(745)	(387)
State	(130)	(101)	(164)
Foreign	—	—	711
Total Deferred	(152)	(846)	160
Total Provision for Income Taxes	$40,212	$49,070	$31,422

The reconciliation of significant differences between income tax expense applying the federal statutory rate and the actual income tax expense at the effective rate are as follows:

	Year Ended December 31,
	2014		2013		2012
Income Tax Expense at Federal Statutory Rate	$36,254	35.0%	$44,263	35.0%	$27,470	35.0%
Increases (Decreases):
State Income Taxes, Net of Federal Income Tax Benefit	3,711	3.6%	4,146	3.3%	2,542	3.2%
Valuation Allowance	458	0.4%	498	0.4%	1,267	1.6%
Foreign Operations	329	0.3%	328	0.2%	283	0.4%
Other	(540)	(0.5)%	(165)	(0.1)%	(140)	(0.2)%
Total	$40,212	38.8%	$49,070	38.8%	$31,422	40.0%

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 7. Income Taxes  – (continued)

The tax effects of temporary differences that result in significant portions of the deferred tax accounts are as follows:

	December 31,
	2014	2013
Deferred Tax Liabilities:
Prepaid Expenses	$(77)	$(72)
Depreciation and Amortization	(16,900)	(13,763)
Other	—	(1,325)
Total Gross Deferred Tax Liabilities	(16,977)	(15,160)
Deferred Tax Assets:
Stock-Based Compensation Expense	3,785	3,104
Reserves	4,296	2,697
Employee Benefits	15	2,663
Inventory Capitalization	7,188	4,887
Foreign Operations	2,223	1,765
Other	37	—
Total Gross Deferred Tax Assets	17,544	15,116
Less Valuation Allowance	(2,223)	(1,765)
Total Net Deferred Tax Assets	15,321	13,351
Net Deferred Tax Liability	$(1,656)	$(1,809)

In both 2014 and 2013, the Canadian operations were in a cumulative loss position. As such, the Company has recorded a full valuation allowance on the net deferred tax assets in Canada. For the year ended December 31, 2014, the valuation allowance increased by $458 primarily as a result of an increase in the Canadian net operating loss. In future periods, the allowance could be reduced if sufficient evidence exists indicating that it is more likely than not that a portion or all of these deferred tax assets will be realized.

As of December 31, 2014 and 2013, the Company had Canadian net operating loss carryforwards of $8,577 and $7,069, respectively, which begin to expire in 2030. These net operating losses may be carried forward up to 20 years to offset future taxable income.

The Company made income tax payments of $33,281, $30,154 and $29,035 in 2014, 2013 and 2012, respectively.

The reconciliation of unrecognized tax benefits was as follows:

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$915	$574	$294
Increases based on tax positions related to the current year	430	341	280
Increases for tax positions of prior years	161	—	—
Lapse of statute	(274)	—	—
Balance at end of year	$1,232	$915	$574

As of December 31, 2014, the Company had $1.2 million of gross unrecognized tax benefits, $0.8 million of which, if recognized, would affect the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the uncertain tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a significant

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 7. Income Taxes  – (continued)

effect on its results of operations, financial position or cash flows. As of December 31, 2013, the Company had $0.9 million of gross unrecognized tax benefits, $0.6 million of which, if recognized, would affect the effective tax rate. As of December 31, 2012, the Company had $0.6 million of gross unrecognized tax benefits, $0.4 million of which, if recognized, would affect the effective tax rate.

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Internal Revenue Service has completed audits of the Company’s federal income tax returns for years through 2009.

Note 8. Profit-sharing Plan

The Company maintains a profit-sharing plan, qualified under Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees are eligible to participate following the completion of three months of service and attainment of age 21. In 2013, the Company amended the plan to a safe harbor plan, and began matching 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Additionally, employees are now immediately 100% vested in the Company’s matching contributions. Prior to 2013, the Company matched 50% of employee contributions up to 6% of eligible compensation. The Company’s matching contributions, included in SG&A expenses, totaled $1,937, $1,590 and $749 in 2014, 2013 and 2012, respectively.

Note 9. Related Party Transactions

The Company is party to an agreement dated June 1, 2010 with Designers’ Surplus, LLC t/a Cabinets to Go (“CTG”). The Company’s founder is the sole member of an entity that owns a significant interest in CTG. Pursuant to the terms of the agreement, the Company provides certain advertising, marketing and other services. The Company charges CTG for its services at rates believed to be at fair market value. The revenue recognized by the Company from this agreement was nil in 2014 and 2013 and $55 in 2012.

As described in Note 4, the Company leases a number of its store locations and Corporate Headquarters from Controlled Companies.

Note 10. Commitments and Contingencies

Prusak Matter

On August 30, 2012, Jaroslaw Prusak, a purported customer (“Prusak”), filed a putative class action lawsuit, which was subsequently amended, against the Company in the United States District Court for the Northern District of Illinois (the “Prusak Lawsuit”). Prusak alleged that the Company willfully violated the Fair and Accurate Credit Transactions Act amendments to the Fair Credit Reporting Act in connection with electronically printed credit card receipts provided to certain of its customers. In the operative complaint, Prusak, for himself and the putative class, sought statutory and punitive damages, attorneys’ fees and costs, and other relief. Although the Company believed it has valid defenses to the claims asserted, the Company agreed to a settlement of the claims in the lawsuit for approximately $705, which was previously accrued. At December 31, 2014, the Company had a remaining accrual of $468, which was subsequently paid in January 2015.

Government Investigation

On September 26, 2013, sealed search warrants were executed at the Company’s corporate offices in Toano and Richmond, Virginia by the Department of Homeland Security’s Immigration and Customs Enforcement and the U.S. Fish and Wildlife Service. The search warrants requested information, primarily documentation, related to the importation of certain of the Company’s wood flooring products. Since then, the Company has been cooperating with the federal authorities, including the Department of Justice (“DOJ”), in

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

their investigation. In recent communications, the DOJ indicated that it is contemplating seeking criminal charges under the Lacey Act. The Company expects to continue to communicate with the DOJ regarding its intentions and possible courses of action in this matter. At this time, the Company does not have enough information to estimate a reasonably possible loss or range of loss that may result from actions by the DOJ as a result of its investigation.

Kiken Matter

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

TCPA Matter

On or about March 4, 2014, Richard Wade Architects, P.C. (“RWA”) filed a lawsuit in the United States District Court for the Northern District of Illinois (the “RWA Lawsuit”), which was subsequently amended, alleging that Lumber Liquidators violated the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act and the common law by sending an unsolicited facsimile advertisement to RWA. RWA seeks recourse on its own behalf as well as other similarly situated parties that received unsolicited facsimile advertisements from the Company. The TCPA provides for recovery of actual damages or five hundred dollars for each violation, whichever is greater. If it is determined that a defendant acted willfully or knowingly in violating the TCPA, the amount of the award may be increased by up to three times the amount provided above. Although the Company believes it has valid defenses to the claims asserted, based upon the proceedings to date, at December 31, 2014, the Company has accrued $300, including $25 in the fourth quarter of 2014, as its best estimate of the probable loss that may result from this action.

Prop 65 Matter

On or about July 23, 2014, Global Community Monitor and Sunshine Park LLC (together, the “Prop 65 Plaintiffs”) filed a lawsuit, which was subsequently amended, in the Superior Court of the State of California, County of Alameda, against the Company. In the complaint, the Prop 65 Plaintiffs allege that the Company violated California’s Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code section 25249.5, et seq. (“Proposition 65”). In particular, the Prop 65 Plaintiffs allege that the Company failed to warn consumers in California that certain of the Company’s products (collectively, the “Products”) emit formaldehyde in excess of the applicable safe harbor limits. In addition to attorneys’ fees and costs, the Prop 65 Plaintiffs seek (i) equitable relief involving the reformulation of the Products, additional warnings related to the Products, the issuance of notices to certain of the purchasers of the Products (the “Customers”) and the waiver of restocking fees for Customers who return the Products and (ii) civil penalties in the amount of two thousand five hundred dollars per day for each violation of Proposition 65. The Company disputes the claims of the Prop 65 Plaintiffs and intends to defend the matter vigorously. Further, the Company has filed a

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

counterclaim against the Prop 65 Plaintiffs for trade libel, unfair business practices, intentional interference with a prospective business advantage, negligent interference with economic relations, and declaratory relief. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Hallandale Matter

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

Gold Matter

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring (the “Bamboo Product”) that the Company sells is defective. On February 13, 2015, Gold filed an amended complaint, which added three additional plaintiffs (collectively with Gold, “Gold Plaintiffs”). Gold Plaintiffs allege that the Company has engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Bamboo Product and by concealing the Bamboo Product’s defective nature. Gold Plaintiffs seek the certification of two separate classes: (i) individuals in the United States who own homes or other structures where the Bamboo Product has been installed or where Bamboo Product has been removed and replaced; and (ii) the same description but for owners of California homes or structures only. In addition to attorneys’ fees and costs, Gold Plaintiffs seek (i) a declaration that the Company is financially responsible for notifying all purported class members, (ii) injunctive relief requiring the Company to replace and/or repair all of the Bamboo Product installed in structures owned by the purported class members, and (iii) a declaration that the Company must disgorge, for the benefit of the purported classes, all or part of its profits received from the sale of the defective Bamboo Product and/or to make full restitution to Gold Plaintiffs and the purported class members. The Company disputes the Gold Plaintiffs’ claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, insurance coverage issues and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Balero Matter

On or about December 11, 2014, Joseph Michael Balero, Michael Ballerini and Lisa Miller (collectively, the “Balero Plaintiffs”) filed a purported class action lawsuit in the Superior Court of the State of California for the County of Alameda alleging that the Company engaged in unlawful and fraudulent business practices by selling certain products in California that do not comply with California’s Airborne Toxic Control Measure to Reduce Formaldehyde Emissions from Composite Wood Products (the “CARB Standards”) and by falsely

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

advertising and representing that such products meet the CARB standards. The purported class consists of all California consumers that purchased the subject products since 2011. In addition to attorneys’ fees and costs, the Balero Plaintiffs seek (i) declarations that the Company’s policies and practices of labeling, advertising, distributing and selling certain products it sells in California violate the CARB standards, (ii) injunctive relief prohibiting the Company from continuing to distribute and/or sell laminate flooring products that violate the CARB standards, (iii) restitution of all money and/or property that the Balero Plaintiffs and other purported class members provided to the Company for the purchase and installation of certain products sold by the Company that allegedly violate the CARB Standards, and (iv) damages, including actual, compensatory and consequential, incurred by the Balero Plaintiffs and other purported class members in connection with the Company’s alleged breach of warranty. The Company disputes the claims of the Balero Plaintiffs and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, insurance coverage issues and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to the Company’s engineered hardwood imported from China, which accounted for approximately 11% of its flooring purchases in 2014.

The DOC made preliminary determinations regarding CVD and AD rates in April 2011 and May 2011, respectively. In December 2011, after certain determinations were made by the ITC and DOC, orders were issued setting final AD and CVD rates at 3.3% and 1.5%, respectively. These rates became effective in the form of additional duty deposits, which the Company has paid, and applied retroactively to the DOC preliminary determinations of April 2011 and May 2011.

Following the issuance of the orders, a number of appeals were filed by several parties, including the Company, challenging various aspects of the determinations made by both the ITC and DOC, including certain aspects that may impact the validity of the AD and CVD orders and the applicable rates. The appeal of the CVD order is expected to be concluded by mid-2015. On January 23, 2015, the Court of International Trade issued a final decision rejecting the challenge of the AD rate for all but one Chinese exporter. This decision is expected to be appealed to the Court of Appeals for the Federal Circuit later in 2015 and may take a year to conclude.

As part of its processes in these proceedings, the DOC conducts annual reviews of the CVD and AD rates. In such cases, the DOC issues preliminary rates that are not binding and subject to comment by interested parties. After consideration of the comments received, the DOC will issue final rates for the applicable period, which may lag by a year or more. As rates are adjusted through the administrative reviews, the Company adjusts its payments prospectively based on the final rate.

In the first annual review in this matter, rates were modified for AD rates through November 2012 and for CVD rates through 2011. Specifically, the AD rate was set at 5.92% and the CVD rate was set at 0.83%. These rates are being appealed by several parties, including the Company. Nevertheless, at December 31, 2014, the Company was paying these rates on each applicable purchase.

In January 2015, pursuant to the second annual review, the DOC issued a preliminary AD rate of 18.27% for purchases from December 2012 through November 2013 and a preliminary CVD rate of 0.97% for purchases in fiscal year 2012. These rates are pending final determinations by the DOC which are currently

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

planned to be finalized in May 2015. If these rates are confirmed, the Company would owe approximately $5,700 for shipments during the applicable time periods. If these rates remain in effect for shipments subsequent to November 2013 (AD) and shipments subsequent to December 2012 (CVD), the Company would owe an additional $6,300 for all shipments through December 31, 2014. As this is a preliminary rate, the Company has not recorded an accrual in its consolidated financial statements for the impact of higher rates for the applicable time periods covered in the second annual review.

Based on the information available, the Company believes there is at least a reasonable possibility that an additional loss may have been incurred in the range of $0 to $12,700.

The third annual review of the AD and CVD rates has been initiated in February 2015, with preliminary rates expected in late 2015 or early 2016. Any change in the applicable rates as a result of the third annual review would apply to imports occurring after the second period of review.

Other Matters

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

Note 11. Condensed Quarterly Financial Information (unaudited)

The following tables present the Company’s unaudited quarterly results for 2014 and 2013.

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net Sales	$246,291	$263,085	$266,067	$271,976
Gross Profit	101,287	106,238	104,158	106,484
Selling, General and Administrative Expenses	78,866	79,066	78,377	77,805
Operating Income	22,421	27,172	25,781	28,679
Net Income	$13,694	$16,607	$15,725	$17,345
Net Income per Common Share – Basic	$0.50	$0.61	$0.58	$0.64
Net Income per Common Share – Diluted	$0.49	$0.60	$0.58	$0.64
Number of Stores Opened in Quarter	13	13	5	3
Comparable Store Net Sales Decrease	(0.6)%	(7.1)%	(4.9)%	(4.2)%

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net Sales	$230,418	$257,111	$254,278	$258,433
Gross Profit	92,997	106,079	106,375	105,531
Selling, General and Administrative Expenses	67,589	72,992	73,109	71,270
Operating Income	25,408	33,087	33,266	34,262
Net Income	$15,781	$20,422	$20,397	$20,795
Net Income per Common Share – Basic	$0.58	$0.74	$0.74	$0.75
Net Income per Common Share – Diluted	$0.57	$0.73	$0.73	$0.74
Number of Stores Opened in Quarter	5	7	7	11
Comparable Store Net Sales Increase	15.2%	14.9%	17.4%	15.6%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2014 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2014.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal controls over financial reporting as of December 31, 2014. See “Item 8. Consolidated Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2015 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2014.

Code of Ethics

We have a Code of Business Conduct and Ethics, which applies to all employees, officers and directors of Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries. Our Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is both our principal financial and principal accounting officer), as well as all other employees. Our Code of Business Conduct and Ethics also meets the requirements of a code of conduct under Rule 303A.10 of the NYSE Listed Company Manual. Our Code of Business Conduct and Ethics is posted on our website at www.lumberliquidators.com in the “Corporate Governance” section of our Investor Relations home page.

We intend to provide any required disclosure of an amendment to or waiver from our Code of Business Conduct and Ethics on our website at www.lumberliquidators.com in the “Corporate Governance” section of our Investor Relations home page promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our website is not incorporated by reference in this report and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2015 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2015 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2015 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2014.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2015 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this annual report:

Consolidated Financial Statements

Refer to the financial statements filed as part of this annual report in Part II, Item 8.

1. Financial Statement Schedules.

The following financial statement schedule is filed as part of this annual report under Schedule II —  Analysis of Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012. All other financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

2. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Lumber Liquidators Holdings, Inc.
Schedule II — Analysis of Valuation and Qualifying Accounts
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	Balance Beginning of Year	Additions Charged to Cost and Expenses		Deductions(1)	Other	Balance End of Year
For the Year Ended December 31, 2012:
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$500	$2,150		$(1,615)	$—	$1,035
Income tax valuation allowance	$—	$1,267		$—	$—	$1,267
For the Year Ended December 31, 2013:
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$1,035	$1,465		$(1,225)	$—	$1,275
Income tax valuation allowance	$1,267	$498		$—	$—	$1,765
For the Year Ended December 31, 2014:
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$1,275	$3,198	(2)	$(1,231)	$—	$3,242
Income tax valuation allowance	$1,765	$458		$—	$—	$2,223

(1)	Deductions are for the purposes for which the reserve was created.
(2)	Addition of $1,200 for reserves related to the Company’s Bellawood transition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2015.

LUMBER LIQUIDATORS HOLDINGS, INC.

By:	/s/ Robert M. Lynch Robert M. Lynch President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2015.

Signature	Title
/s/ Robert M. Lynch Robert M. Lynch	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Daniel E. Terrell Daniel E. Terrell	Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ Thomas D. Sullivan Thomas D. Sullivan	Chairman of the Board

/s/ Macon F. Brock, Jr. Macon F. Brock, Jr.	Director

/s/ Douglas T. Moore Douglas T. Moore	Director

/s/ John M. Presley John M. Presley	Director

/s/ Peter B. Robinson Peter B. Robinson	Director

/s/ Martin F. Roper Martin F. Roper	Director

/s/ Nancy M. Taylor Nancy M. Taylor	Director

/s/ Jimmie L. Wade Jimmie L. Wade	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.01	Certificate of Incorporation of Lumber Liquidators Holdings, Inc. (filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)
3.02	By-Laws of Lumber Liquidators Holdings, Inc. (filed as Exhibit 3.2 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)
4.01	Form of Certificate of Common Stock of Lumber Liquidators Holdings, Inc. (filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)
10.01*	Lumber Liquidators Holdings, Inc. 2011 Equity Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed May 6, 2011 (File No. 333-173981), and incorporated by reference)
10.02*	Lumber Liquidators 2007 Equity Compensation Plan (filed as Exhibit 10.1 to the Company’s Post-effective Amendment No. 1 to its Registration Statement on Form S-8, filed January 4, 2010 (File No. 333-147247), and incorporated by reference)
10.03*	Lumber Liquidators 2006 Equity Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Company’s Post-effective Amendment No. 1 to its Registration Statement on Form S-8, filed January 4, 2010 (File No. 333-147247), and incorporated by reference)
10.04*	Lumber Liquidators 2004 Stock Option and Grant Plan (filed as Exhibit 10.3 to the Company’s Post-effective Amendment No. 1 to its Registration Statement on Form S-8, filed January 4, 2010 (File No. 333-147247), and incorporated by reference)
10.05*	Offer Letter Agreement with Marco Pescara (filed as Exhibit 10.06 to the Company’s Registration Statement on Form S-1, filed April 23, 2007 (File No. 333-142309), and incorporated by reference)
10.06*	Form of Non-Qualified Employee Stock Option Agreement, effective October 18, 2006 (filed as Exhibit 10.07 to the Company’s Registration Statement on Form S-1, filed April 23, 2007 (File No. 333-142309), and incorporated by reference)
10.07	Lease by and between ANO LLC and Lumber Liquidators (relating to Toano facility) (filed as Exhibit 10.08 to the Company’s Amendment No. 1 to its Registration Statement on Form S-1, filed May 30, 2007 (File No. 333-142309), and incorporated by reference)
10.08*	Form of Option Award Agreement, effective November 16, 2007 (filed as Exhibit 10.10 to the Company’s annual report on Form 10-K, filed on March 12, 2008 (File No. 001-33767), and incorporated by reference)
10.09*	Form of Restricted Stock Agreement, effective November 16, 2007 (filed as Exhibit 10.11 to the Company’s annual report on Form 10-K, filed on March 12, 2008 (File No. 001-33767), and incorporated by reference)
10.10*	Form of Option Award Agreement, effective December 31, 2010 (filed as Exhibit 10.13 to the Company’s annual report on Form 10-K, filed on February 23, 2010 (File No. 001-33767), and incorporated by reference)
10.11*	Form of Restricted Stock Agreement, effective December 31, 2010 (filed as Exhibit 10.14 to the Company’s annual report on Form 10-K, filed on February 23, 2010 (File No. 001-33767), and incorporated by reference)
10.12*	Form of Option Award Agreement, effective May 6, 2011 (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed May 6, 2011 (File No. 001-33767), and incorporated by reference)

Exhibit Number	Exhibit Description
10.13*	Form of Restricted Stock Agreement, effective May 6, 2011 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed May 6, 2011 (File No. 001-33767), and incorporated by reference)
10.14*	Employment Agreement with Robert M. Lynch (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed December 21, 2010 (File No. 005-83765), and incorporated by reference)
10.15*	Amendment to Employment Agreement with Robert M. Lynch (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed December 21, 2011 (File No. 005-83765), and incorporated by reference)
10.16	Amended and Restated Revolving Credit Agreement, dated as of February 21, 2012, by and between Lumber Liquidators, Inc. and Bank of America, N.A. and the related Amended and Restated Revolving Credit Note, dated as of February 21, 2012 (filed as Exhibit 10.24 to the Company’s annual report on Form 10-K, filed on March 22, 2012 (File No. 001-33767), and incorporated by reference)
10.17*	Amended and Restated Annual Bonus Plan (filed as Exhibit 10.17 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)
10.18*	Form of Option Award Agreement, effective January 24, 2013 (filed as Exhibit 10.18 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)
10.19*	Form of Restricted Stock Agreement, effective January 24, 2013 (filed as Exhibit 10.19 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)
10.20*	Form of Stock Appreciation Right Agreement, effective January 24, 2013 (filed as Exhibit 10.20 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)
10.21*	Relocation Agreement with Robert M. Lynch, dated February 5, 2014 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed February 5, 2014 (File No. 005-83765) and incorporated by reference)
21.01	Subsidiaries of Lumber Liquidators Holdings, Inc.
23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002
101	The following financial statements from the Company’s Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Other Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements

*	Indicates a management contract or compensation plan, contract or agreement.