Form 10-Q
period 2015-03-31
Lumber Liquidators Holdings, Inc.
filed 2015-04-29
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 27, 2015, there are 27,080,952 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2015

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$43,889	$20,287
Merchandise Inventories	301,476	314,371
Prepaid Expenses	7,488	5,575
Other Current Assets	12,669	17,044
Total Current Assets	365,522	357,277
Property and Equipment, net	129,190	124,867
Goodwill	9,693	9,693
Other Assets	1,622	1,625
Total Assets	$506,027	$493,462

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$63,574	$80,303
Customer Deposits and Store Credits	34,165	34,943
Accrued Compensation	4,028	3,693
Sales and Income Tax Liabilities	5,486	7,472
Other Current Liabilities	36,409	17,836
Total Current Liabilities	143,662	144,247

Deferred Rent	6,647	6,603
Deferred Tax Liability	10,508	10,558
Revolving Credit Facility	20,000	—
Total Liabilities	180,817	161,408

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 shares authorized; 27,080,952 and 27,069,307 shares outstanding, respectively)	30	30
Treasury Stock, at cost (2,822,927 and 2,816,780 shares, respectively)	(138,953)	(138,692)
Additional Capital	179,021	177,479
Retained Earnings	286,253	294,033
Accumulated Other Comprehensive Loss	(1,141)	(796)
Total Stockholders’ Equity	325,210	332,054
Total Liabilities and Stockholders’ Equity	$506,027	$493,462

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Income (Loss)

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Net Sales	$259,961	$246,291
Cost of Sales	168,349	145,004
Gross Profit	91,612	101,287

Selling, General and Administrative Expenses	97,445	78,866
Operating (Loss) Income	(5,833)	22,421

Other (Income) Expense	251	94
(Loss) Income Before Income Taxes	(6,084)	22,327

Provision for Income Taxes	1,696	8,633

Net (Loss) Income	$(7,780)	$13,694

Net (Loss) Income per Common Share—Basic	$(0.29)	$0.50

Net (Loss) Income per Common Share—Diluted	$(0.29)	$0.49

Weighted Average Common Shares Outstanding:
Basic	27,071,684	27,521,443
Diluted	27,071,684	27,832,110

See accompanying notes to condensed consolidated financial statements

4

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Other Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net (Loss) Income	$(7,780)	$13,694
Foreign Currency Translation Adjustments	(345)	151
Comprehensive (Loss) Income	$(8,125)	$13,845

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Cash Flows from Operating Activities:
Net (Loss) Income	$(7,780)	$13,694
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,170	3,437
Stock-Based Compensation Expense	1,326	1,514
Changes in Operating Assets and Liabilities:
Merchandise Inventories	12,662	4,897
Accounts Payable	(15,464)	(16,305)
Customer Deposits and Store Credits	(671)	11,170
Prepaid Expenses and Other Current Assets	2,454	(533)
Other Assets and Liabilities	16,460	4,421
Net Cash Provided by Operating Activities	13,157	22,295

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(8,980)	(14,384)
Net Cash Used in Investing Activities	(8,980)	(14,384)

Cash Flows from Financing Activities:
Payments for Stock Repurchases	(261)	(17,664)
Proceeds from the Exercise of Stock Options	—	2,089
Excess Tax Benefit from Stock-Based Compensation	(78)	3,224
Borrowings on Revolving Credit Facility	39,000	—
Payments on Revolving Credit Facility	(19,000)	—
Net Cash Provided by (Used in) Financing Activities	19,661	(12,351)

Effect of Exchange Rates on Cash and Cash Equivalents	(236)	(129)
Net Increase (Decrease) in Cash and Cash Equivalents	23,602	(4,569)
Cash and Cash Equivalents, Beginning of Period	20,287	80,634
Cash and Cash Equivalents, End of Period	$43,889	$76,065

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

Note 1.        Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate and vinyl plank flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay, adhesives and flooring tools. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company also provides in-home delivery and installation services to certain of its customers. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 347 store locations in primary or secondary metropolitan areas in 46 states and nine store locations in Canada at March 31, 2015. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing lines in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.”

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2014.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and variable interest entity for which the Company is the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

Results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Note 2.        Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable, other liabilities and borrowings under the revolving credit agreement approximate fair value because of the short-term nature of these items. Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board ASC 820 fair value hierarchy.

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or market value. In determining market value, the Company makes judgments and estimates as to the market value of its products, based on factors such as historical results and current sales trends. The Company maintains an inventory reserve for loss or obsolescence which was $4,937 at March 31, 2015 and $3,242 at December 31, 2014. Any reasonably likely changes that may occur in the future related to the assumptions used in the reserve may require the Company to record charges for losses or obsolescence against its assets in the future.

Recognition of Net Sales

The Company recognizes net sales for products purchased at the time the customer takes possession of the merchandise. Service revenue, primarily installation revenue and freight charges for in-home delivery, is included in net sales and recognized when the service has been rendered. The Company reports sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, and net of an allowance for anticipated sales returns based on historical and current sales trends and experience. The sales returns allowance and related changes were not significant for the three month periods ended March 31, 2015 and 2014.

Cost of Sales

Cost of sales includes the cost of the product sold, cost of installation services, transportation costs from vendor to the Company’s distribution centers or store locations, any applicable finishing costs related to production of the Company’s proprietary brands, transportation costs from distribution centers to store locations, transportation costs for the delivery of products from store locations to customers, certain costs of quality control procedures, warranty and customer satisfaction costs, inventory adjustments including shrinkage, and costs to produce samples, reduced by vendor allowances. In the first quarter of 2015, cost of sales included approximately $1,800 incurred for the air quality testing program provided to the Company’s customers.

The Company offers a range of limited warranties from the durability of the finish on its prefinished products to its services provided. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. Warranty costs are recorded in cost of sales. The reserve was estimated using information through the date of the financial statements. This reserve, included in other current liabilities, was $2,377 at March 31, 2015 and $1,568 at December 31, 2014. Should the Company’s actual experience related to results of its indoor air quality testing program and subsequent follow-up with customers differ from these estimates, additional reserves for customer satisfaction costs may be recorded in the future.

Note 3.        Stockholders’ Equity

Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2015	2014
Net (Loss) Income	$(7,780)	$13,694
Weighted Average Common Shares Outstanding—Basic	27,071,684	27,521,443
Effect of Dilutive Securities:
Common Stock Equivalents	—	310,667
Weighted Average Common Shares Outstanding—Diluted	27,071,684	27,832,110
Net (Loss) Income per Common Share—Basic	$(0.29)	$0.50
Net (Loss) Income per Common Share—Diluted	$(0.29)	$0.49

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Stock Options	692,430	35,366
Restricted Shares	102,966	6,534

Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to $150,000 of the Company’s common stock. At March 31, 2015, the Company had $14,728 remaining under this authorization. During the three months ended March 31, 2015, the Company did not repurchase any shares of its common stock under this program. During the three months ended March 31, 2014, the Company repurchased 168,000 shares of its common stock at an average price of $99.39 per share for an aggregate cost of $16,698.

Note 4.        Related Party Transactions

As of March 31, 2015, the Company leased 30 of its locations and the Corporate Headquarters, which includes a store location, representing 8.7% of the total number of store leases in operation, from entities controlled by the Company’s founder and current chairman of the board (“Controlled Companies”). As of March 31, 2014, the Company leased 28 of its locations and the Corporate Headquarters, representing 8.8% of the total number of store leases in operation at that time, from Controlled Companies. Rental expense related to Controlled Companies was as follows:

	Three Months Ended March 31,
	2015	2014
Rental expense related to Controlled Companies	$754	$760

Note 5.        Income Taxes

The year-over-year difference in the Company’s effective tax rate resulted primarily from an increase in the first quarter of 2015 in the Company’s liability for uncertain tax positions, excluding interest and penalties, related to uncertainty around the deductibility of a legal accrual. Additionally, the effective tax rate in the first quarter of 2015 was impacted by lower projected pretax income for 2015 as compared to 2014 actuals.

Note 6.        Revolving Credit Agreement

On April 24, 2015, the Company, exclusive of the non-domestic subsidiaries, entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent, collateral agent and lender (the “Bank”). The Credit Agreement amended and restated the Amended and Restated Credit Agreement (the “Revolver”) that was entered into between Lumber Liquidators, Inc. and the Bank on February 21, 2012 and amended on March 27, 2015. Under the Credit Agreement, the Bank agreed to provide the Company with an asset-based revolving credit facility (the “Revolving Credit Facility”) under which the Company may obtain loans and letters of credit from the Bank up to a maximum aggregate outstanding principal amount of the lesser of $100,000 or a calculated borrowing base. Using March 31, 2015 balances, the calculated borrowing base would have been $115,598, calculated as 50% of the cost of eligible inventory, as defined in the Credit Agreement, plus 90% of credit card transactions which have not settled, less certain reserves. Letters of credit are subject to a sublimit of $20,000 (subject to the borrowing base). The Company has the option to increase the Revolving Credit Facility up to a maximum of $175,000 subject to the satisfaction of the conditions to such increase specified in the Credit Agreement.

At March 31, 2015, the Company had $27,300 available to borrow under the Revolver, which was net of $2,700 in outstanding letters of credit and $20,000 in outstanding borrowings. At April 24, 2015, the Company had $79,129 available to borrow under the Revolving Credit Facility, which was net of $871 in outstanding letters of credit and $20,000 in outstanding borrowings.

The Credit Agreement expires on April 24, 2020, is guaranteed by the Company and certain of its domestic subsidiaries and secured primarily by the Company’s inventory. The Revolving Credit Facility has no mandated payment provisions and a fee of 0.15% per annum on any unused portion, paid quarterly in arrears. Loans outstanding under the Revolving Credit Facility can bear interest based on the Base Rate or the LIBOR Rate, each as defined in the Credit Agreement. Interest on Base Rate loans is charged at varying per annum rates computed by applying a margin ranging from 0.125% to 0.375% (dependent on the Company’s average daily excess borrowing availability during the most recently completed fiscal quarter) over the applicable base interest rate (defined as the greatest of the prime rate, a specified federal funds rate plus 0.50%, or the one-month LIBOR Rate plus 1.00%). Interest on LIBOR Rate loans and fees for standby letters of credit are charged at varying per annum rates computed by applying a margin ranging from 1.125% to 1.375% (dependent on the Company’s average daily excess borrowing availability during the most recently completed fiscal quarter) over the applicable LIBOR rate for one, two, three or six month interest periods as selected by the Company.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective in the event that the Company’s excess borrowing availability under the Revolving Credit Facility at any time during the term of the Revolving Credit Facility falls below the greater of $10,000 or 10% of the borrowing base.

Note 7.        Commitments and Contingencies

Government Investigation

On September 26, 2013, sealed search warrants were executed at the Company’s corporate offices in Toano and Richmond, Virginia by the Department of Homeland Security’s Immigration and Customs Enforcement and the U.S. Fish and Wildlife Service. The search warrants requested information, primarily documentation, related to the importation of certain of the Company’s wood flooring products in accordance with the Lacey Act. Since then, the Company has been cooperating with the federal authorities, including the Department of Justice (“DOJ”), in their investigation. In recent communications, the DOJ indicated that it is seeking criminal charges under the Lacey Act.

In March 2015, a Special Committee of the Board of Directors (the “Special Committee”) was formed of independent directors to make decisions surrounding this matter, among others. The Company, through the Special Committee, expects to continue to communicate with the DOJ regarding its intentions and possible courses of action in this matter.

Based on the information available, including communications with the DOJ, the Company’s best estimate of the probable loss that may result from this action is approximately $10,000, which the Company recorded in other current liabilities and selling, general and administrative expenses in the first quarter of 2015. The Company believes that there is at least a reasonable possibility that a loss greater than or less than the amount accrued may be incurred, but the Company is unable to estimate the amount at this time.

Securities Litigation Matter

On or about November 26, 2013, Gregg Kiken ("Kiken") filed a securities class action lawsuit (the "Kiken Lawsuit"), which was subsequently amended, in the United States District Court for the Eastern District of Virginia against the Company, its founder, Chief Executive Officer and President, Chief Financial Officer and Chief Merchandising Officer (collectively, the "Kiken Defendants"). On or about September 17, 2014, the City of Hallandale Beach Police Officers' and Firefighters' Personnel Retirement Trust ("Hallandale") filed a securities class action lawsuit (the "Hallandale Lawsuit") in the United States District Court for the Eastern District of Virginia against the Company, its Chief Executive Officer and President and its Chief Financial Officer (collectively, the "Hallandale Defendants," and with the Kiken Defendants, the "Defendants"). On March 23, 2015, the court consolidated the Kiken Lawsuit with the Hallandale Lawsuit, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action as In re Lumber Liquidators Holdings, Inc. Securities Litigation. The lead plaintiffs filed a consolidated amended complaint on April 22, 2015. The consolidated amended complaint alleges that the Defendants made material false and/or misleading statements that caused losses to investors. In particular, the lead plaintiffs allege that that the Defendants made material misstatements or omissions related to the Company's compliance with the federal Lacey Act, the chemical content of certain of its wood products, and the Company's supply chain and inventory position. The lead plaintiffs do not quantify any alleged damages in their consolidated amended complaint but, in addition to attorneys' fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company's stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Company disputes these claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

TCPA Matter

On or about March 4, 2014, Richard Wade Architects, P.C. (“RWA”) filed a lawsuit in the United States District Court for the Northern District of Illinois (the “RWA Lawsuit”), which was subsequently amended, alleging that the Company violated the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act and the common law by sending an unsolicited facsimile advertisement to RWA. RWA seeks recourse on its own behalf as well as other similarly situated parties that received unsolicited facsimile advertisements from the Company. The TCPA provides for recovery of actual damages or five hundred dollars for each violation, whichever is greater. If it is determined that a defendant acted willfully or knowingly in violating the TCPA, the amount of the award may be increased by up to three times the amount provided above. Although the Company believes it has valid defenses to the claims asserted, the Company has agreed to a proposed settlement of the claims in the RWA Lawsuit, which the court has preliminary approved. Under the proposed settlement agreement, the Company would pay the plaintiffs’ attorneys’ fees, a sum to RWA and a cash sum to members of the putative class. Based upon the terms of the proposed settlement, the Company’s best estimate of the probable loss that may result from this action is approximately $300, which the Company accrued in 2014. In the event the court does not grant final approval of the proposed settlement, the Company intends to continue to defend this case vigorously but given the current status of the case, legal standards and pending motions, it would not be possible at this time for the Company to estimate the reasonably possible loss or range of loss that may result from this action.

Prop 65 Matter

On or about July 23, 2014, Global Community Monitor and Sunshine Park LLC (together, the “Prop 65 Plaintiffs”) filed a lawsuit, which was subsequently amended, in the Superior Court of the State of California, County of Alameda, against the Company. In the complaint, the Prop 65 Plaintiffs allege that the Company violated California’s Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code section 25249.5, et seq. (“Proposition 65”). In particular, the Prop 65 Plaintiffs allege that the Company failed to warn consumers in California that certain of the Company’s products (collectively, the “Products”) emit formaldehyde in excess of the applicable safe harbor limits. The Prop 65 Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, the Prop 65 Plaintiffs seek (i) equitable relief involving the reformulation of the Products, additional warnings related to the Products, the issuance of notices to certain of the purchasers of the Products (the “Customers”) and the waiver of restocking fees for Customers who return the Products and (ii) civil penalties in the amount of two thousand five hundred dollars per day for each violation of Proposition 65. The Company disputes the claims of the Prop 65 Plaintiffs and intends to defend the matter vigorously. Further, the Company filed a counterclaim against the Prop 65 Plaintiffs for trade libel, unfair business practices, intentional interference with a prospective business advantage, negligent interference with economic relations, and declaratory relief. The Prop 65 Plaintiffs filed a motion to dismiss the Company’s counterclaim, which was granted by the court on April 15, 2015. Among other things, the order calls for the Company to pay the Prop 65 Plaintiffs’ fees and costs incurred in filing and arguing their motion to dismiss. The Company currently intends to appeal the court’s ruling. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Gold Matter

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring (the “Bamboo Product”) that the Company sells is defective. On February 13, 2015, Gold filed an amended complaint, which added three additional plaintiffs (collectively with Gold, “Gold Plaintiffs”). Gold Plaintiffs allege that the Company has engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Bamboo Product and by concealing the Bamboo Product’s defective nature. Gold Plaintiffs seek the certification of two separate classes: (i) individuals in the United States who own homes or other structures where the Bamboo Product has been installed or where Bamboo Product has been removed and replaced; and (ii) the same description but for owners of California homes or structures only. Gold Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, Gold Plaintiffs seek (i) a declaration that the Company is financially responsible for notifying all purported class members, (ii) injunctive relief requiring the Company to replace and/or repair all of the Bamboo Product installed in structures owned by the purported class members, and (iii) a declaration that the Company must disgorge, for the benefit of the purported classes, all or part of its profits received from the sale of the defective Bamboo Product and/or to make full restitution to Gold Plaintiffs and the purported class members. The Company disputes the Gold Plaintiffs’ claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Balero Matter

On or about December 11, 2014, Joseph Michael Balero, Michael Ballerini and Lisa Miller (collectively, the “Balero Plaintiffs”) filed a purported class action lawsuit in the Superior Court of the State of California for the County of Alameda alleging that the Company engaged in unlawful and fraudulent business practices by selling certain products in California that do not comply with California’s Airborne Toxic Control Measure to Reduce Formaldehyde Emissions from Composite Wood Products (the “CARB Standards”) and by falsely advertising and representing that such products meet the CARB Standards. The purported class consists of all California consumers that purchased the subject products since 2011. The Balero Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, the Balero Plaintiffs seek (i) declarations that the Company’s policies and practices of labeling, advertising, distributing and selling certain products it sells in California violate the CARB Standards, (ii) injunctive relief prohibiting the Company from continuing to distribute and/or sell laminate flooring products that violate the CARB Standards, (iii) restitution of all money and/or property that the Balero Plaintiffs and other purported class members provided to the Company for the purchase and installation of certain products sold by the Company that allegedly violate the CARB Standards, and (iv) damages, including actual, compensatory and consequential, incurred by the Balero Plaintiffs and other purported class members in connection with the Company’s alleged breach of warranty. The Company removed the case to the United States District Court for the Northern District of California and has filed a motion to dismiss the complaint; however, the judge has issued a stay until after the multidistrict litigation hearing (the “MDL Hearing”) in connection with the Products Liability Cases (as defined below), which is scheduled to be held on May 28, 2015, as the Company believes that this case will be consolidated with the Products Liability Cases. The Company disputes the claims of the Balero Plaintiffs and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Litigation Relating to Products Liability

Through April 27, 2015, the Company is aware of 103 pending purported class action cases that have been filed against it since March 3, 2015 in various U.S. federal district courts and state courts relating to its laminate flooring manufactured in China (collectively, the “Products Liability Cases”). The plaintiffs seek recovery under a variety of theories, which although not identical are generally similar, including negligence, breach of warranty, state consumer protection act violations, state unfair competition act violations, state deceptive trade practices act violations, false advertising, fraudulent concealment, negligent misrepresentation, failure to warn, unjust enrichment and similar claims. The purported classes consist either or both of all U.S. consumers or state consumers that purchased the subject products in certain time periods. The plaintiffs seek various forms of declaratory and injunctive relief and various damages, including restitution, actual, compensatory, consequential, and, in certain cases, punitive damages, and interest, costs, and attorneys’ fees incurred by the plaintiffs and other purported class members in connection with the alleged claims, and orders certifying the actions as class actions. Plaintiffs have not quantified damages sought from the Company in these class actions. However, in one proceeding, the plaintiff sent a demand letter requesting $12 for his individual claim.

In one of these cases, Silverthorn v. Lumber Liquidators, Inc., et. al., filed in the United States District Court for the Northern District of California on March 27, 2015 (the “Silverthorn Litigation”), the plaintiff filed a motion for an order (i) requiring the Company to notify consumers of the Silverthorn Litigation, (ii) to provide plaintiff’s counsel’s contact information, and (iii) expedited discovery. In another of these cases, Washington v. Lumber Liquidators, Inc., filed in the United States District Court for the Northern District of California on March 31, 2015, the plaintiffs filed a motion seeking to enjoin the Company from continuing with its air quality testing program. On April 22, 2015, the Company filed oppositions to each of these motions and is currently waiting for the applicable courts to issue a decision with respect to these motions.

In addition, on or about April 1, 2015, Sarah Steele (“Steele”) filed a purported class action lawsuit in the Ontario, Canada Superior Court of Justice against the Company. In the complaint, Steele’s allegations include (i) strict liability, (ii) breach of implied warranty of fitness for a particular purpose, (iii) breach of implied warranty of merchantability, (iv) fraud by concealment, (v) civil negligence, (vi) negligent misrepresentation, and (vii) breach of implied covenant of good faith and fair dealing. Steele did not quantify any alleged damages in her complaint but, in addition to attorneys’ fees and costs, Steele seeks (i) compensatory damages, (ii) punitive, exemplary and aggravated damages, and (iii) statutory remedies related to the Company’s breach of various laws including the Sales of Goods Act, the Consumer Protection Act, the Competition Act, the Consumer Packaging and Labelling Act, and the Canada Consumer Product Safety Act. The Company disputes Steele’s claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

The Company disputes the plaintiffs’ claims and intends to defend these matters vigorously. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

Costello Matter

On or about March 6, 2015, James Costello (“Costello”) filed a shareholder derivative suit in the Court of Chancery of the State of Delaware against the Company’s directors (the “Costello Defendants”). The Company was named as a nominal defendant only. In the complaint, Costello’s allegations include (i) breach of fiduciary duties, (ii) gross mismanagement, (iii) unjust enrichment, and (iv) insider selling and the misappropriation of certain of the Company’s information in connection therewith. Costello did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Costello seeks (i) against the Costello Defendants and in favor of the Company the amount of damages sustained by the Company as a result of the Costello Defendants’ breaches of fiduciary duties, gross mismanagement and unjust enrichment, (ii) extraordinary equitable and/or injunctive relief, including attaching, impounding, imposing a constructive trust on or otherwise restricting the proceeds of the Costello Defendants’ trading activities or their assets, and (iii) awarding to the Company restitution from the Costello Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Costello Defendants. On April 1, 2015, the case was voluntarily stayed. Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Klein Matter

On or about March 11, 2015, R. Andre Klein (“Klein”) filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against the Company’s directors, as well as the Company’s Senior Vice President, Supply Chain, Chief Merchandising Officer, and Chief Financial Officer (collectively, the “Klein Defendants”). The Company was named as a nominal defendant only. In the complaint, Klein’s allegations include (i) breach of fiduciary duties, (ii) abuse of control, (iii) gross mismanagement, (iv) unjust enrichment, and (v) insider trading. Klein did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Klein seeks (i) a declaration that the Klein Defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company, (ii) a determination and award to the Company of the damages sustained by the Company as a result of the violations of each of the Klein Defendants, jointly and severally, (iii) a directive to the Company and the Klein Defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures to comply with applicable laws and to protect the Company and its shareholders from a repeat of the events that led to the filing of this action, and (iv) a determination and award to the Company of exemplary damages in an amount necessary to punish the Klein Defendants and to make an example of the Klein Defendants to the community according to proof of trial. Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

McBride Matter

On or about March 27, 2015, James Michael McBride (“McBride”) filed a shareholder derivative suit in the Circuit Court of the City of Williamsburg and County of James City, Virginia against the Company’s directors, as well as the Company’s Chief Merchandising Officer and Chief Financial Officer (collectively, the “McBride Defendants”). The Company was named as a nominal defendant only. In the complaint, McBride’s allegations include (i) breach of fiduciary duties, (ii) gross mismanagement, (iii) abuse of control, (iv) insider trading, and (v) unjust enrichment. McBride did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, McBride seeks (i) the awarding, against the McBride Defendants, and in favor of the Company, of damages sustained by the Company as a result of certain of the McBride Defendants’ breaches of their fiduciary duties and (ii) a directive to the Company to (a) take all necessary actions to reform and improve the Company’s corporate governance and internal procedures, (b) comply with the Company’s existing governance obligations and all applicable laws and (c) protect the Company and its investors from a recurrence of the events that led to the filing of this action. Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Doan Matter

On or about April 1, 2015, Phuc Doan (“Doan”) filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against the Company’s directors, as well as the Company’s Senior Vice President, Supply Chain, Chief Merchandising Officer and Chief Financial Officer (collectively, the “Doan Defendants”). The Company was named as a nominal defendant only. In the complaint, Doan’s allegations include (i) breach of fiduciary duties, (ii) abuse of control, (iii) gross mismanagement, (iv) unjust enrichment, and (v) insider trading. Doan did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Doan seeks (i) a declaration that the Doan Defendants breached and/or aided and abetted the breach of their fiduciary duties, (ii) the determination and awarding to the Company of the damages sustained by it as a result of the violations of the Doan Defendants, jointly and severally, together with interest thereon, (iii) a directive to the Company and the Doan Defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures to comply with applicable laws and to protect the Company and its shareholders from a repeat of the damaging events described in the complaint, (iv) the determination and awarding to the Company of exemplary damages in an amount necessary to punish the Doan Defendants and to make an example out of the Doan Defendants to the community according to proof at trial, and (v) the awarding of restitution to the Company from the Doan Defendants. Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Amalgamated Bank Matter

On or about April 15, 2015, Amalgamated Bank, as trustee for the Longview 600 Small Cap Index Fund, filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against the Company’s directors, as well as the Company’s Chief Merchandising Officer, Chief Financial Officer, Senior Vice President, Supply Chain, and the Company’s former Chief Executive Officer and President (collectively, the “Amalgamated Defendants”). The Company was named as a nominal defendant only. In the complaint, Amalgamated Bank’s allegations include (i) breach of fiduciary duties of loyalty, candor and good faith, (ii) corporate waste, (iii) unjust enrichment, (iv) statutory conspiracy, and (v) common-law conspiracy. Amalgamated Bank did not quantify any alleged damages in its complaint but, in addition to attorneys’ fees and costs, Amalgamated Bank seeks (i) a declaration that the Amalgamated Defendants breached and/or aided and abetted the breaches of their fiduciary duties to the Company, (ii) the determination and awarding to the Company of the damages sustained by it as a result of the violations set forth in the complaint from each of the Amalgamated Defendants, jointly and severally, together with prejudgment and post-judgment interest, (iii) the awarding to the Company, jointly and severally from the Amalgamated Defendants, of three times the amount of actual damages incurred by the Company as a result of the Amalgamated Defendants’ wrongful acts and omissions, (iv) the determination and awarding to the Company of punitive and exemplary damages in an amount necessary to punish the Amalgamated Defendants and to make an example of the Amalgamated Defendants to the community according to proof at trial, (v) a requirement that the Company establish corporate policies and procedures prohibiting the use of Chinese manufacturers of its products, (vi) prohibition against the Company using wood or wood products from the Russian Far East, (vii) a requirement that the Company establish corporate policies and procedures to ensure compliance with CARB standards for all of its flooring products, and (viii) disgorgement and payment to the Company of all compensation and profits made by the Amalgamated Defendants, and each of them, at any time during which such Amalgamated Defendants were breaching fiduciary duties owed to the Company and/or committing, or aiding and abetting the commitment of, corporate waste. Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Lyznick Matter

On or about April 16, 2015, Craig Lyznick, Shari Collins and Patricia Cottington (collectively, the “Lyznick Plaintiffs”) filed a purported class action lawsuit in the United States District Court for the Central District of California against the Company, Building Health Check, LLC and Pure Air Control Services, Inc. (collectively, the “Lyznick Defendants”) alleging that the Lyznick Defendants engaged in unlawful business practices and deceptive and fraudulent activities in connection with the Company’s efforts to provide in-home air quality test kits to certain of its customers. The purported class consists of all consumers that purchased certain laminated flooring products from the Company, requested a test kit from the Company and were provided a testing kit by the Lyznick Defendants. The Lyznick Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek (i) injunctive relief prohibiting the Lyznick Defendants from offering the test kit for formaldehyde testing or conducting such testing, (ii) restitution to the Lyznick Plaintiffs for sums paid to have their own testing performed, (iii) damages, including actual, compensatory and consequential, incurred by the Lyznick Plaintiffs, (iv) a declaration that the Lyznick Defendants’ actions constitute fraud and recovery any resulting damages, and (v) treble damages. The Company disputes the claims of the Lyznick Plaintiffs and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to the Company’s engineered hardwood imported from China, which accounted for approximately 10% of its flooring purchases in 2014.

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

In the first annual review in this matter, rates were modified for AD rates through November 2012 and for CVD rates through 2011. Specifically, the AD rate was set at 5.92% and the CVD rate was set at 0.83%. These rates are being appealed by several parties, including the Company. Nevertheless, at March 31, 2015, the Company was paying these rates on each applicable purchase.

In January 2015, pursuant to the second annual review, the DOC issued a preliminary AD rate of 18.27% for purchases from December 2012 through November 2013 and a preliminary CVD rate of 0.97% for purchases in fiscal year 2012. These rates are pending final determinations by the DOC. The CVD final rate is currently planned to be finalized in May 2015, and the AD final rate in July 2015. If these rates are confirmed, the Company would owe approximately $5,700 for shipments during the applicable time periods. If these rates remain in effect for shipments subsequent to November 2013 (AD) and shipments subsequent to December 2012 (CVD), the Company would owe an additional $7,000 for all shipments through March 31, 2015. As this is a preliminary rate, the Company has not recorded an accrual in its consolidated financial statements for the impact of higher rates for the applicable time periods covered in the second annual review.

Based on the information available, the Company believes there is at least a reasonable possibility that an additional charge may be incurred in the range of $0 to $13,400.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of our management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. Forward-looking statements in this report may include, without limitation, statements regarding legal matters and settlement discussions, sales growth, comparable store net sales, number of stores providing installation services, impact of cannibalization, price changes, inventory availability and inventory per store, earnings performance, stock-based compensation expense, margins, return on invested capital, advertising costs, costs to administer the Company’s indoor air quality testing program, intention to conduct additional investigation and reviews in connection with certain consumers’ indoor air quality tests, strategic direction, the scale of the expansion of the Company’s laminate products sourced from Europe and North America, supply chain, the demand for the Company’s products, benefits from an improving housing market, construction of engineered hardwood as to not be subject to anti-dumping and countervailing duties, ultimate resolution of governmental investigation led by the Department of Justice (“DOJ”), and store openings and remodels. The Company’s actual results could differ materially from those projected in or contemplated by the forward-looking statements as a result of potential risks, uncertainties and other factors including, but not limited to, changes in general economic and financial conditions, such as the rate of unemployment, consumer access to credit, and interest rate; the volatility in mortgage rates; the legislative/regulatory climate; political unrest in the countries of the Company’s suppliers; the availability of sufficient suitable hardwood; the impact on the Company if the Company is unable to maintain quality control over its products; the cost and effect on the Company’s reputation of, and consumers’ purchasing decisions in connection with, unfavorable allegations surrounding the product quality of the Company’s laminates sourced from China; the Company’s suppliers’ ability to meet the Company’s quality assurance requirements; disruption in the Company’s suppliers’ abilities to supply needed inventory; the impact on the Company’s business of its expansion of laminate products sourced from Europe and North America; disruptions or delays in the production, shipment, delivery or processing through ports of entry; the strength of the Company’s competitors and their ability to increase their market share; slower growth in personal income; the number of customers requesting and cost associated with addressing the Company’s indoor air quality testing program; the ability to collect necessary additional information from applicable customers in connection with indoor air quality test results; changes in business and consumer spending and the demand for the Company’s products; changes in transportation costs; the rate of growth of residential remodeling and new home construction; the demand for and profitability of installation services; changes in the scope or rates of any antidumping or countervailing duty rates applicable to the Company’s products; the costs and outcome of pending or potential litigation or governmental investigations; ability to reach an appropriate resolution in connection with the governmental investigation led by the DOJ; and inventory levels. The Company specifically disclaim any obligation to update these statements, which speak only as of the dates on which such statements are made, except as may be required under the federal securities laws. Information regarding these additional risks and uncertainties is contained in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”), including the Item 1A, “Risk Factors,” section of (i) the Form 10-K for the year ended December 31, 2014 and (ii) this Form 10-Q for the quarter ended March 31, 2015.

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2014.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America. At March 31, 2015, we sold our products through 356 Lumber Liquidators stores in 46 states in the United States (“U.S.”) and in Canada, a call center, websites and catalogs. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. With a balance of price, selection, quality, availability and service, we believe our value proposition is the most complete and the strongest within a highly-fragmented hardwood flooring market. Sourcing directly from the mill provides the foundation for this value proposition, further strengthened by our unique store model, the industry expertise of our people, our singular focus on hard-surface flooring and our aggressive expansion of our advertising reach and frequency.

We offer an extensive selection of premium hardwood flooring products under multiple proprietary brands at low prices designed to appeal to a diverse customer base. By major product category, net sales for the past three years and the first quarter of 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Year Ended 2014[1]	Year Ended 2013[1]	Year Ended 2012[1]
	(in thousands)
Solid and Engineered Hardwood	$92,631	$92,600	$387,911	$394,077	$359,116
Laminate	53,682	52,273	215,355	207,984	195,408
Bamboo, Cork, Vinyl Plank and Other	56,189	49,763	215,596	200,990	120,113
Moldings and Accessories	49,563	45,061	195,933	180,713	132,539
Non-Merchandise Services	7,896	6,594	32,624	16,476	6,151
Total	$259,961	$246,291	$1,047,419	$1,000,240	$813,327

1 Certain amounts have been reclassified to conform to the current year presentation.

Current Sales Trends

Net sales in the first quarter of 2015 were $260.0 million, an increase of 5.6%, from the first quarter of 2014 and a compound annual growth rate of 6.2% over the first quarter of 2013. In the fourth quarter of 2014, we began implementing marketing changes to strengthen our value proposition in an effort to improve the conversion rates of customer interest into invoiced sales. The initial marketing changes featured modifications to our promotional focus, advertising cadence and outstanding advertised retail price points with limited point of sale discounting. We experienced immediate improvement in our net sales from these changes in late 2014, which continued into January and February of 2015.

However, net sales in March 2015 were negatively impacted by unfavorable allegations surrounding the product quality of our laminates sourced from China. The allegations were part of a 60 Minutes episode that aired on March 1, 2015 (“the broadcast”). Net sales in the month of March 2015 were $89.4 million, a decrease of 12.8% in comparison to March 2014. At this time, less than two months post the broadcast and with a purchase cycle approximately 100 days long, we are unable to estimate longer-term customer demand trends.

In comparable stores, net sales for the first quarter decreased 1.8% in comparison to the first quarter of 2014, due to a 6.2% decrease in the average sale, partially offset by a 4.4% increase in the number of customers invoiced. In the month of March 2015 compared to March 2014, net sales at comparable stores decreased 17.8% due to a 6.5% decrease in the average sale and an 11.3% decrease in the number of customers invoiced.

Open orders were $46.4 million at March 31, 2015, an increase of 13.5% over the total at March 31, 2014, up from $44.3 million at December 31, 2014 and down from $46.8 million at February 28, 2015. The open order balance is increased each day by gross new orders and decreased by invoiced sales and “net adjustments, including returns.” As a percentage of gross new orders, “net adjustments, including returns” were 10% through February 2015 and 17% in March 2015. In the first ten days of March 2015, “net adjustments, including returns” rose to approximately 27% of gross new orders before moderating to approximately 13% of gross new orders in the last two weeks of March. For the period from April 1, 2015 through April 27, 2015, “net adjustments, including returns” were 11% of gross new orders.

Net sales from April 1, 2015 through April 27, 2015 were $77.8 million, a decrease of 1.9% in comparison to the same period in 2014 and a two-year compound annual growth rate of 1.3% in comparison to the same period in 2013. April order flow and net sales have historically been impacted by our annual April Big Sale, our broadest chain-wide promotion. In 2015, the event ran from Thursday the 16th through Monday the 20th, comparable to the timing in 2013, but a week earlier than in 2014. The event traditionally results in a significant build in open orders that are converted to net sales over the following weeks and into mid-June. Open orders were $52.6 million at April 27, 2015, a decrease of 8.2% over the total at April 27, 2014.

	Two Months Ended February 28, 2015	One Month Ended March 31, 2015	Three Months Ended March 31, 2015	27-Day Period Ended April 27, 2015 [5]
	(dollars in thousands)
Net Sales	$170,575	$89,386	$259,961	$77,784
percentage increase (decrease) from comparable period in 2014
Percentage Change	18.7%	(12.8)%	5.6%	(1.9)%
Two-Year Compound Annual Growth Rate	12.0%	(2.7)%	6.2%	1.3%

Average Sale[1]	(6.1)%	(6.5)%	(6.2)%	(1.3)%
Average Retail Price per Unit Sold[2]	(7.4)%	(6.2)%	(6.8)%	(5.3)%

Comparable Stores[3]:
Net Sales	9.6%	(17.8)%	(1.8)%	(7.2)%
Customers Invoiced[4]	15.7%	(11.3)%	4.4%	(5.9)%

[1]	Average sale, calculated on a total company basis, is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).
[2]	Average retail price per unit sold is calculated on a total company basis and excludes non-merchandise revenue.
[3]	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.
[4]	Change in number of customers invoiced is calculated by applying the average sale to total net sales at comparable stores.
[5]	Comparable period used in 2014 was April 2, 2014 through April 28, 2014 to align to the same days of the week as in 2015.

In comparing March 2015 to the first two months of the quarter, the sales mix of bamboo, vinyl plank and cork fell 120 basis points while the sales mix of solid and engineered hardwoods increased 470 basis points. Since the broadcast, the mix of total laminate sales has decreased in comparison to both the results through February 2015 and the prior year period, driven primarily by a decrease in the sales mix of laminates sourced from China. Total laminate net sales, which were 21.2% of net sales through February 2015, fell 480 basis points to 16.4% in the month of March 2015, primarily due to a decrease in the sales mix of laminates sourced from China. Net sales of laminates sourced from China were 12.5% of total first quarter 2015 net sales, compared to 15.3% for the first quarter of 2014 and 13.1% for the full year 2014. For the period from April 1, 2015 through April 27, 2015, total laminate sales were 16.7% of total net sales over that period, and laminates sourced from China were 10.4% for the same period.

Government Investigation

On September 26, 2013, sealed search warrants were executed at our corporate offices in Toano and Richmond, Virginia by the Department of Homeland Security’s Immigration and Customs Enforcement and the U.S. Fish and Wildlife Service. The search warrants requested information, primarily documentation, related to the importation of certain of our wood flooring products. Since then, we have been cooperating with the federal authorities, including the Department of Justice (“DOJ”), in their investigation (the “Government Investigation”).

In March 2015, a Special Committee of the Board of Directors (the “Special Committee”) was formed of independent directors to make decisions surrounding this matter, among others. We, through the Special Committee, expect to continue to communicate with the DOJ regarding its intentions and possible courses of action in this matter.

Based on the information available, we recorded approximately $10.0 million in selling, general and administrative (“SG&A”) expenses in the first quarter of 2015 with a corresponding increase in other current liabilities (the “Government Investigation Accrual”). We have considered this item in our first quarter 2015 tax provision. Based on the information available, including communications with the DOJ, we believe there is at least a reasonable possibility that a loss greater than or less than the amount accrued may be incurred, but we are unable to estimate the amount at this time.

Certain External Factors Impacting Our Business

In addition to the Government Investigation, the following government investigations and pending legal proceedings could negatively impact our reputation, operations and financial condition. As with the Government Investigation, the Special Committee is evaluating the unfavorable allegations from the broadcast and certain government investigations, including the U.S. Attorney subpoena and SEC inquiry discussed below.

In March 2015, we received a grand jury subpoena issued in connection with a criminal investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia (the “U.S. Attorney”). In addition, on March 11, 2015, we received a letter from the New York Regional Office of the SEC requesting that, in connection with an inquiry by the SEC staff, we preserve certain information. Based on the subpoena and SEC request, we believe the focus of both the U.S. Attorney investigation and SEC staff inquiry are connected to recent concerns about our laminate flooring sourced from China and primarily relate to compliance with disclosure and trading requirements under the securities laws. We, along with the Special Committee, are fully cooperating with the U.S. Attorney’s subpoena, the SEC request to preserve information and the related investigations by the U.S. Attorney and SEC staff.

In March 2015, we received requests for information from various state attorneys general regarding our laminate flooring sourced from China. We have been fully cooperating with these requests.

On March 4, 2015, we received notice from the Consumer Product Safety Commission (“CPSC”) that it has requested samples of our laminate flooring manufactured in China. We have been fully cooperating with the CPSC and have provided testing and safety information to the CPSC staff.  On March 9, 2015, we submitted an initial report in accordance with Section 15 of the Consumer Product Safety Act.  On April 9, 2015, at the CPSC’s request, we submitted a Section 15b full report.  We have been in ongoing discussions with CPSC about our air quality testing program and are providing the CPSC with frequent updates.

Finally, we believe that the California Air Resources Board (“CARB”) is regularly looking at the entire industry to ensure compliance with its emissions standards. As we have previously disclosed, while conducting routine inspections of our products, CARB has performed “deconstructive” testing on our products as well as (we believe) products from others in the industry. In CARB’s preliminary findings, some of the samples of our product that they deconstructed and tested exceeded the CARB limits for raw composite wood cores. This could occur for numerous reasons, including one or more of the variability factors associated with this type of testing.

We have been fully cooperative with CARB and have provided CARB with requested information related to the products they tested. Like others in the industry, we have expressed our concerns over the validity and applicability of the deconstructive testing method. We believe that CARB is continuing its work on this matter and conducting additional tests. We know of no further action that has been taken by CARB with respect to our products or the suppliers and manufacturers that provided these products to us.

We also are involved in other legal proceedings discussed in Part II, Item I – Legal Proceedings, many of which have resulted from the unfavorable allegations surrounding the product quality of our laminates sourced from China. Defending against these actions may involve significant expense and diversion of management’s attention and resources as well as harm to our reputation and business.

Results of Operations

Net Sales

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Net Sales	$259,961	$246,291
Percentage Increase	5.6%	6.9%

Number of Stores Open at End of Period	356	331
Number of Stores in Expanded Showroom Format	116	70
Number of Stores Opened in Period	4	13
Number of Stores Remodeled in Period[1]	9	5
	percentage increase (decrease)
Average Sale	(6.2)%	2.6%
Average Retail Price per Unit Sold	(6.8)%	1.4%

Comparable Stores:
Net Sales	(1.8)%	(0.6)%
Customers Invoiced	4.4%	(3.2)%
Net Sales of Stores Operating for 13 to 36 Months	3.7%	1.6%
Net Sales of Stores Operating for more than 36 Months	(2.6)%	(0.9)%

Net Sales in Markets with all Stores Comparable (No Cannibalization)	1.4%	3.2%
Net Sales in Cannibalized Markets[2]	19.4%	17.2%

1 A remodeled store remains a comparable store as long as it is relocated within the primary trade area.

2 A cannibalized market has at least one comparable store and one non-comparable store.

Net sales for the first quarter of 2015 increased $13.7 million, or 5.6%, over the first quarter of 2014 as an increase in net sales in non-comparable stores of $18.1 million was partially offset by a decrease in net sales in comparable stores of $4.4 million. In addition to the factors described in Current Sales Trends, net sales were also impacted by the following factors:

•	In the first quarter of 2014, the winter weather in the U.S. and Canada was unusual in severity, geographic scale and duration. We believe the long purchase cycle for many of our customers was either interrupted or completely suspended during this period in as many as 135 of our 331 store locations in operation at March 31, 2014. In comparable stores, we believe the adverse impact of unusually severe weather was the primary driver for the decrease in the number of customers invoiced.

•	Net sales in the first quarter of 2015 included $7.9 million of delivery and installation services, up from $6.4 million in the first quarter of 2014. At March 31, 2015, our own associates performed certain customer-facing, consultative services and coordinated the actual installation services provided by third-party professional installers in 118 stores.

•	Store base expansion drove the increase in non-comparable store net sales as we have opened 25 new locations in the 12 months ended March 31, 2015. Additionally, the number of stores opened each quarter of the last two years has not been consistent, and as a result, the average maturity of a non-comparable store in the first quarter of 2015 as measured in months of operation was approximately 70% more than in the first quarter of 2014. At our non-comparable locations, monthly net sales are expected to increase with maturity, resulting in a progressively more favorable impact on operating margin.

Gross Profit and Gross Margin

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Net Sales	$259,961	$246,291
Cost of Sales	168,349	145,004
Gross Profit	$91,612	$101,287
Gross Margin	35.2%	41.1%

We believe that the significant drivers within gross margin and their estimated impact compared to the prior year are as follows:

		Three Months Ended March 31,
Driver	Description	2015	2014[1]
		expansion (contraction) in basis points
Product	Cost of acquiring the products we sell from our suppliers, including the impact of our sourcing initiatives; Customs and duty charges; Changes in the mix of products sold; Changes in the average retail price per unit sold; Changes in the average retail price and related cost of services, including installation and delivery; Changes in finishing costs to produce a unit of our proprietary brands.	(370)	30

Transportation	International and domestic transportation costs, including the impact of international container rates; Fuel and fuel surcharges; Impact of vendor shipments received directly by our stores; Transportation charges from our distribution centers to our stores and between stores.	(80)	—

All Other	Investments in our quality control procedures; Warranty and customer satisfaction costs; Inventory shrink; Net costs of producing samples.	(140)	40

Total Change in Gross Margin from the prior year		(590)	70

1 The cost of delivery to our customers has been reclassified from Transportation to Product.

•	Product: The 6.8% decrease in the average retail price per product sold against an unchanged average cost per unit sold was the primary driver of the decrease in product gross margin in comparing the first quarter of 2015 to the first quarter of 2014. We believe certain planned changes in the marketing of the Company’s value proposition lowered the product gross margin by up to 250 basis points. Further, we believe:

o	Greater promotional pricing in March 2015 to drive customer traffic combined with shifts in our sales mix to reduce gross margin approximately 140 basis points. Declines in the sales mix of laminates were generally picked up by solid and engineered hardwood, which have higher retail price points but generally lower than average gross margins;
o	an increase in the sales mix of moldings-accessories, which increased to 19.1% of total net sales, raised gross margin by approximately 100 basis points;
o	unit cost increases on certain hardwoods, primarily Bellawood, reduced gross margin by approximately 60 basis points, and

o	an increase in the attachment of installation services, which has an average gross margin less than our average merchandise transaction, reduced gross margin by approximately 20 basis points.

•	Transportation: Gross margin was adversely impacted by approximately 80 basis points as the decrease in the average retail price per unit sold and higher costs due to increased unit flow were partially offset by generally lower international and domestic transportation rates and approximately $1.6 million, or 62 basis points, of incremental transportation expenses incurred in conjunction with the consolidation and transition of the East Coast distribution center, which was completed by March 31, 2015.

•	All Other Costs: Gross margin was adversely impacted by 140 basis points in the first quarter of 2015 primarily due to two factors.
o	Approximately $1.8 million of costs, or 69 basis points, incurred for the air quality testing program provided to our customers. Additionally, we recorded a reserve of $0.5 million, or 19 basis points, for estimated future costs to service certain customers not satisfied by the results of the air quality testing program. Should our actual experience related to results of our indoor air quality testing program and subsequent follow-up with customers differ from these estimates, there may be a material impact on our operating results.

o	An increase of approximately $1.3 million, or 50 basis points, in the first quarter net accrual for inventory loss or obsolescence, including reserves related to the Bellawood transition and consideration of higher returns of laminate products previously sold, a greater number of order cancellations, and changes in the sales mix. At March 31, 2015 and 2014, the aggregate reserves were $4.9 million and $1.6 million, respectively, up $1.7 million and $0.4 million, respectively, from the balances at December 31, 2014 and 2013.

Operating (Loss) Income and Operating Margin

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Gross Profit	$91,612	$101,287
SG&A Expenses	97,445	78,866
Operating (Loss) Income	$(5,833)	$22,421
Operating Margin	(2.2)%	9.1%

The following table sets forth components of our SG&A expenses as a percentage of net sales, for the periods indicated.

	Three Months Ended March 31,
	2015	2014
Total SG&A Expenses	37.5%	32.0%
Salaries, Commissions and Benefits	12.5%	12.5%
Advertising	8.7%	8.6%
Occupancy	4.6%	4.3%
Depreciation and Amortization	1.5%	1.3%
Stock-Based Compensation	0.5%	0.6%
Other SG&A Expenses	5.9%	4.7%
Government Investigation Accrual	3.8%	—

SG&A expenses increased $18.6 million, or 23.6%, in comparing the first quarter of 2015 to 2014, and as a percentage of sales, increased 550 basis points. SG&A expenses in first quarter of 2015 were primarily impacted by the following:

•	An accrual of $10.0 million associated with the Government Investigation.

•	Incremental expenses incurred in conjunction with the consolidation and transition of the East Coast distribution center, primarily salaries and occupancy, were approximately $1.1 million in the first quarter of 2015.

•	Salaries, commissions and benefits in the three months ended March 31, 2015 remained constant as a percentage of net sales as incremental costs related to store base growth, greater commissions earned by our store management and the full implementation of both the West Coast and East Coast distribution centers were fully offset by lower accruals related to our management bonus plan.

•	Advertising expenses increased 10 basis points as a percentage of net sales in comparing the first quarter of 2015 to the first quarter of 2014, as leverage of our national advertising campaigns over a larger store base was partially offset by increases in costs to strengthen our brand messaging and broaden our reach and frequency.

•	Occupancy costs increased 30 basis points as a percentage of net sales in comparing the first quarter of 2015 to the first quarter of 2014 primarily due to store base expansion.

•	Depreciation and amortization increased primarily due to store base expansion and our infrastructure investments, including supply chain.

•	Other SG&A expenses included approximately $7.2 million and $3.9 million of legal and professional fees in the first quarter of 2015 and 2014, respectively.

Provision for Income Taxes

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Provision for Income Taxes	$1,696	$8,633
Effective Tax Rate	(27.9)%	38.7%

The year-over-year difference in the effective tax rate resulted primarily from an increase in the first quarter of 2015 in the liability for uncertain tax positions, excluding interest and penalties, related to uncertainty around the deductibility of the Government Investigation Accrual. Additionally, the effective tax rate in the first quarter of 2015 was impacted by lower projected pretax income for 2015 as compared to 2014 actuals.

Net (Loss) Income

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Net (Loss) Income	$(7,780)	$13,694
As a percentage of net sales	(3.0)%	5.6%

Net income decreased $21.5 million comparing the first quarter of 2015 to 2014.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. We periodically use excess cash flow to repurchase shares of our common stock under our stock repurchase program, however, we have suspended our share repurchase plan until we are better able to assess the long-term customer demand and update our estimates of operations and cash flow. Our principal sources of liquidity at March 31, 2015 were $43.9 million of cash and cash equivalents, our cash flow from operations and $27.3 million of availability under our revolving credit facility. Even though there are significant uncertainties associated with the extent of the negative impact of the unfavorable product allegations against us and the unresolved government investigations and legal matters, we believe that cash flow from operations, together with existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the foreseeable future.

In 2015, we now expect capital expenditures to total between $20 million and $30 million. In addition to general capital requirements, we have or intend to:

•	open a total of 25 to 35 new store locations, using up to $10 million of cash;

•	remodel or relocate a total of 10 to 20 existing stores, using up to $5 million of cash;

•	complete our East Coast distribution center and new finishing line;

•	continue to invest in vertical integration initiatives;

•	continue to invest in integrated information technology systems; and

•	continue to improve the effectiveness of our marketing programs.

Cash and Cash Equivalents

During the first three months of 2015, cash and cash equivalents increased $23.6 million to $43.9 million. The increase of cash and cash equivalents was primarily due to $13.2 million of net cash provided by operating activities and $20.0 million borrowed under the revolving credit facility, which were partially offset by the use of $9.0 million for capital expenditures.

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

Merchandise Inventories

Merchandise inventories at March 31, 2015 decreased $12.9 million from December 31, 2014, due to a decrease in inbound in-transit inventory of $21.7 million which was partially offset by an increase in available for sale inventory of $8.8 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of March 31, 2015	As of December 31, 2014	As of March 31, 2014
	(in thousands)
Inventory – Available for Sale	$274,706	$265,949	$225,223
Inventory – Inbound In-Transit	26,770	48,422	22,147
Total Merchandise Inventories	$301,476	$314,371	$247,370

Available Inventory Per Store	$772	$756	$680

Available inventory per store at March 31, 2015 was higher than December 31, 2014 primarily due to weaker than expected net sales. In comparison to March 31, 2014, available inventory per store increased primarily due to higher carrying levels of moldings and accessories, laminates and engineered hardwoods. Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning.

Within available for sale inventory at March 31, 2015 and December 31, 2014, laminate flooring totaled approximately $40.3 million and $42.3 million, respectively, and included $22.7 million and $24.6 million of laminates sourced from China, respectively. We are expanding our assortment of laminate flooring to provide a complete assortment of styles, colors, construction and country of origin. This expansion will feature a number of new laminate products sourced from Europe and North America. In response to customer demand, we are currently not adding to our inventory of laminate flooring sourced from China. If the scale of the expansion and customer demand significantly vary from our estimates, the availability of certain products in future periods may be impacted, either increasing customer wait time or increasing the carrying levels of certain products.

Quality Control and Assurance (“QC-QA”). We have a representative office in Shanghai, China and third-party service providers in Brazil with resources focused on quality control and assurance for products sourced from Asia and South America. The efforts at these locations are directed by QC-QA professionals in our corporate offices and the new East Coast distribution center, who are also responsible for QC-QA for products sourced from North America and Europe. We coordinate our procedures with the mill’s own quality control processes and allocate resources to specific mills, primarily in Asia and South America, after consideration of a number of factors. These factors include the mill’s scale of operations, the product transit times to our distribution facilities, transportation costs, the complexity of milling and construction required to produce the product, compliance matters and our own prior experience with the mill. For those mills from which we source, Company personnel perform on-site quality control and assurance procedures at every Chinese flooring mill and, along with third-party resources, at every flooring mill located in other Asian countries. These quality assurance procedures include protocols designed to verify licensing, certification and regulatory compliance as well as product testing. The quality control procedures are based on our product specifications and include procedures to review the length and width of the flooring planks, moisture content, packaging and the finish appearance/performance.

Revolving Credit Facility

In April 2015, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent, collateral agent and lender (the “Bank”). Under the Credit Agreement, the Bank agreed to provide us with an asset-based revolving credit facility (the “Revolving Credit Facility”) under which we may obtain loans and letters of credit from the Bank up to a maximum aggregate outstanding principal amount of the lesser of $100 million or a calculated borrowing base. We have the option to increase the Revolving Credit Facility up to a maximum of $175 million subject to the satisfaction of the conditions to such increase specified in the Credit Agreement. We expect to continue to use the Revolving Credit Facility to fund our operations and anticipated capital expenditures. At April 24, 2015, we had $79.1 million of availability under this facility, which was net of $0.9 million in outstanding letters of credit and $20.0 million in outstanding borrowings.

Cash Flows

Operating Activities. Net cash provided by operating activities was $13.2 million and $22.3 million for the three months ended March 31, 2015 and 2014, respectively. Net cash provided by operating activities decreased primarily due to less profitable operations and a smaller build in customer deposits and store credits, which were partially offset by a decrease in inventory and other working capital changes.

Investing Activities. Net cash used in investing activities for capital expenditures was $9.0 million and $14.4 million for the three months ended March 31, 2015 and 2014, respectively. Capital expenditures for the first quarter of 2015 included approximately $3.6 million related to store base expansion and remodeling, approximately $1.9 million related to the East Coast distribution center and approximately $1.0 million for the finishing lines. Capital expenditures for the first quarter of 2014 included approximately $4.4 million related to store base expansion, approximately $2.9 million related to the East Coast distribution center and approximately $0.8 million related to the West Coast distribution center.

Financing Activities. Net cash provided by financing activities was $19.7 million for the three months ended March 31, 2015, primarily due to $20.0 million of borrowings on the revolving credit facility. Net cash used in financing activities was $12.4 million for the three months ended March 31, 2014, primarily due to repurchases of common stock.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our critical accounting policies and estimates since our last annual report on Form 10-K for the year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our revolving credit agreement are exposed to interest rate risk due to the variable rate of the facility. As of March 31, 2015, we had $20.0 million outstanding under our revolving credit agreement.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Government Investigation

On September 26, 2013, sealed search warrants were executed at our corporate offices in Toano and Richmond, Virginia by the Department of Homeland Security’s Immigration and Customs Enforcement and the U.S. Fish and Wildlife Service. The search warrants requested information, primarily documentation, related to the importation of certain of our wood flooring products in accordance with the Lacey Act. Since then, we have been cooperating with the federal authorities, including the Department of Justice (“DOJ”), in their investigation. In recent communications, the DOJ indicated that it is seeking criminal charges under the Lacey Act. We, through the Special Committee, expect to continue to communicate with the DOJ regarding its intentions and possible courses of action in this matter.

Based on the information available, including communications with the DOJ, our best estimate of the probable loss that may result from this action is approximately $10.0 million, which we recorded in other current liabilities and selling, general and administrative expenses in the first quarter of 2015. We believe that there is at least a reasonable possibility that a loss greater than or less than the amount accrued may be incurred, but we are unable to estimate the amount at this time.

Securities Litigation Matter

On or about November 26, 2013, Gregg Kiken ("Kiken") filed a securities class action lawsuit (the "Kiken Lawsuit"), which was subsequently amended, in the United States District Court for the Eastern District of Virginia against us, our founder, Chief Executive Officer and President, Chief Financial Officer and Chief Merchandising Officer (collectively, the "Kiken Defendants"). On or about September 17, 2014, the City of Hallandale Beach Police Officers' and Firefighters' Personnel Retirement Trust ("Hallandale") filed a securities class action lawsuit (the "Hallandale Lawsuit") in the United States District Court for the Eastern District of Virginia against us, our Chief Executive Officer and President and our Chief Financial Officer (collectively, the "Hallandale Defendants," and with the Kiken Defendants, the "Defendants"). On March 23, 2015, the court consolidated the Kiken Lawsuit with the Hallandale Lawsuit, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action as In re Lumber Liquidators Holdings, Inc. Securities Litigation. The lead plaintiffs filed a consolidated amended complaint on April 22, 2015. The consolidated amended complaint alleges that the Defendants made material false and/or misleading statements that caused losses to investors. In particular, the lead plaintiffs allege that that the Defendants made material misstatements or omissions related to our compliance with the federal Lacey Act, the chemical content of certain of its wood products, and our supply chain and inventory position. The lead plaintiffs do not quantify any alleged damages in their consolidated amended complaint but, in addition to attorneys' fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

TCPA Matter

On or about March 4, 2014, Richard Wade Architects, P.C. (“RWA”) filed a lawsuit in the United States District Court for the Northern District of Illinois (the “RWA Lawsuit”), which was subsequently amended, alleging that we violated the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act and the common law by sending an unsolicited facsimile advertisement to RWA. RWA seeks recourse on its own behalf as well as other similarly situated parties that received unsolicited facsimile advertisements from us. The TCPA provides for recovery of actual damages or five hundred dollars for each violation, whichever is greater. If it is determined that a defendant acted willfully or knowingly in violating the TCPA, the amount of the award may be increased by up to three times the amount provided above. Although we believe we have valid defenses to the claims asserted, we have agreed to a proposed settlement of the claims in the RWA Lawsuit, which the court has preliminary approved. Under the proposed settlement agreement, we would pay the plaintiffs’ attorneys’ fees, a sum to RWA and a cash sum to members of the putative class. Based upon the terms of the proposed settlement, our best estimate of the probable loss that may result from this action is approximately $300, which we accrued in 2014. In the event the court does not grant final approval of the proposed settlement, we intend to continue to defend this case vigorously but given the current status of the case, legal standards and pending motions, it would not be possible at this time for us to estimate the reasonably possible loss or range of loss that may result from this action.

Prop 65 Matter

On or about July 23, 2014, Global Community Monitor and Sunshine Park LLC (together, the “Prop 65 Plaintiffs”) filed a lawsuit, which was subsequently amended, in the Superior Court of the State of California, County of Alameda, against us. In the complaint, the Prop 65 Plaintiffs allege that we violated California’s Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code section 25249.5, et seq. (“Proposition 65”). In particular, the Prop 65 Plaintiffs allege that we failed to warn consumers in California that certain of our products (collectively, the “Products”) emit formaldehyde in excess of the applicable safe harbor limits. The Prop 65 Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, the Prop 65 Plaintiffs seek (i) equitable relief involving the reformulation of the Products, additional warnings related to the Products, the issuance of notices to certain of the purchasers of the Products (the “Customers”) and the waiver of restocking fees for Customers who return the Products and (ii) civil penalties in the amount of two thousand five hundred dollars per day for each violation of Proposition 65. We dispute the claims of the Prop 65 Plaintiffs and intend to defend the matter vigorously. Further, we filed a counterclaim against the Prop 65 Plaintiffs for trade libel, unfair business practices, intentional interference with a prospective business advantage, negligent interference with economic relations, and declaratory relief. The Prop 65 Plaintiffs filed a motion to dismiss our counterclaim, which was granted by the court on April 15, 2015. Among other things, the order calls for us to pay the Prop 65 Plaintiffs’ fees and costs incurred in filing and arguing their motion to dismiss. We currently intend to appeal the court’s ruling. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Gold Matter

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring (the “Bamboo Product”) that we sell is defective. On February 13, 2015, Gold filed an amended complaint, which added three additional plaintiffs (collectively with Gold, “Gold Plaintiffs”). Gold Plaintiffs allege that we have engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Bamboo Product and by concealing the Bamboo Product’s defective nature. Gold Plaintiffs seek the certification of two separate classes: (i) individuals in the United States who own homes or other structures where the Bamboo Product has been installed or where Bamboo Product has been removed and replaced; and (ii) the same description but for owners of California homes or structures only. Gold Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, Gold Plaintiffs seek (i) a declaration that we are financially responsible for notifying all purported class members, (ii) injunctive relief requiring us to replace and/or repair all of the Bamboo Product installed in structures owned by the purported class members, and (iii) a declaration that we must disgorge, for the benefit of the purported classes, all or part of its profits received from the sale of the defective Bamboo Product and/or to make full restitution to Gold Plaintiffs and the purported class members. We dispute the Gold Plaintiffs’ claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Balero Matter

On or about December 11, 2014, Joseph Michael Balero, Michael Ballerini and Lisa Miller (collectively, the “Balero Plaintiffs”) filed a purported class action lawsuit in the Superior Court of the State of California for the County of Alameda alleging that we engaged in unlawful and fraudulent business practices by selling certain products in California that do not comply with California’s Airborne Toxic Control Measure to Reduce Formaldehyde Emissions from Composite Wood Products (the “CARB Standards”) and by falsely advertising and representing that such products meet the CARB Standards. The purported class consists of all California consumers that purchased the subject products since 2011. The Balero Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, the Balero Plaintiffs seek (i) declarations that our policies and practices of labeling, advertising, distributing and selling certain products it sells in California violate the CARB Standards, (ii) injunctive relief prohibiting us from continuing to distribute and/or sell laminate flooring products that violate the CARB Standards, (iii) restitution of all money and/or property that the Balero Plaintiffs and other purported class members provided to us for the purchase and installation of certain products sold by us that allegedly violate the CARB Standards, and (iv) damages, including actual, compensatory and consequential, incurred by the Balero Plaintiffs and other purported class members in connection with our alleged breach of warranty. We removed the case to the United States District Court for the Northern District of California and have filed a motion to dismiss this complaint; however, the judge has issued a stay until after the multidistrict litigation hearing (the “MDL Hearing”) in connection with the Products Liability Cases (as defined below), which is scheduled to be held on May 28, 2015, as we believe that this case will be consolidated with the Products Liability Cases. We dispute the claims of the Balero Plaintiffs and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Litigation Relating to Products Liability

Through April 27, 2015, we are aware of 103 pending purported class action cases that have been filed against us since March 3, 2015 in various U.S. federal district courts and state courts relating to our laminate flooring manufactured in China (collectively, the “Products Liability Cases”). The plaintiffs seek recovery under a variety of theories, which although not identical are generally similar, including negligence, breach of warranty, state consumer protection act violations, state unfair competition act violations, state deceptive trade practices act violations, false advertising, fraudulent concealment, negligent misrepresentation, failure to warn, unjust enrichment and similar claims. The purported classes consist either or both of all U.S. consumers or state consumers that purchased the subject products in certain time periods. The plaintiffs seek various forms of declaratory and injunctive relief and various damages, including restitution, actual, compensatory, consequential, and, in certain cases, punitive damages, and interest, costs, and attorneys’ fees incurred by the plaintiffs and other purported class members in connection with the alleged claims, and orders certifying the actions as class actions. Plaintiffs have not quantified damages sought from us in these class actions. However, in one proceeding, the plaintiff sent a demand letter requesting $12,000 for his individual claim.

In one of these cases, Silverthorn v. Lumber Liquidators, Inc., et. al., filed in the United States District Court for the Northern District of California on March 27, 2015 (the “Silverthorn Litigation”), the plaintiff filed a motion for an order (i) requiring us to notify consumers of the Silverthorn Litigation, (ii) to provide plaintiff’s counsel’s contact information, and (iii) expedited discovery. In another of these cases, Washington v. Lumber Liquidators, Inc., filed in the United States District Court for the Northern District of California on March 31, 2015, the plaintiffs filed a motion seeking to enjoin us from continuing with our air quality testing program. On April 22, 2015, we filed oppositions to each of these motions and are currently waiting for the applicable courts to issue a decision with respect to these motions.

In addition, on or about April 1, 2015, Sarah Steele (“Steele”) filed a purported class action lawsuit in the Ontario, Canada Superior Court of Justice against us. In the complaint, Steele’s allegations include (i) strict liability, (ii) breach of implied warranty of fitness for a particular purpose, (iii) breach of implied warranty of merchantability, (iv) fraud by concealment, (v) civil negligence, (vi) negligent misrepresentation, and (vii) breach of implied covenant of good faith and fair dealing. Steele did not quantify any alleged damages in her complaint but, in addition to attorneys’ fees and costs, Steele seeks (i) compensatory damages, (ii) punitive, exemplary and aggravated damages, and (iii) statutory remedies related to our breach of various laws including the Sales of Goods Act, the Consumer Protection Act, the Competition Act, the Consumer Packaging and Labelling Act, and the Canada Consumer Product Safety Act. We dispute Steele’s claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

We dispute the plaintiffs’ claims and intend to defend these matters vigorously. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.

Costello Matter

On or about March 6, 2015, James Costello (“Costello”) filed a shareholder derivative suit in the Court of Chancery of the State of Delaware against our directors (the “Costello Defendants”). We were named as a nominal defendant only. In the complaint, Costello’s allegations include (i) breach of fiduciary duties, (ii) gross mismanagement, (iii) unjust enrichment, and (iv) insider selling and the misappropriation of certain of our information in connection therewith. Costello did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Costello seeks (i) against the Costello Defendants and in our favor the amount of damages sustained by us as a result of the Costello Defendants’ breaches of fiduciary duties, gross mismanagement and unjust enrichment, (ii) extraordinary equitable and/or injunctive relief, including attaching, impounding, imposing a constructive trust on or otherwise restricting the proceeds of the Costello Defendants’ trading activities or their assets, and (iii) awarding to us restitution from the Costello Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Costello Defendants. On April 1, 2015, the case was voluntarily stayed. Based on our assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Klein Matter

On or about March 11, 2015, R. Andre Klein (“Klein”) filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against our directors, as well as our Senior Vice President, Supply Chain, Chief Merchandising Officer, and Chief Financial Officer (collectively, the “Klein Defendants”). We were named as a nominal defendant only. In the complaint, Klein’s allegations include (i) breach of fiduciary duties, (ii) abuse of control, (iii) gross mismanagement, (iv) unjust enrichment, and (v) insider trading. Klein did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Klein seeks (i) a declaration that the Klein Defendants have breached and/or aided and abetted the breach of their fiduciary duties to us, (ii) a determination and award to us of the damages sustained by us as a result of the violations of each of the Klein Defendants, jointly and severally, (iii) a directive to us and the Klein Defendants to take all necessary actions to reform and improve our corporate governance and internal procedures to comply with applicable laws and to protect us and our shareholders from a repeat of the events that led to the filing of this action, and (iv) a determination and award to us of exemplary damages in an amount necessary to punish the Klein Defendants and to make an example of the Klein Defendants to the community according to proof of trial. Based on our assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

McBride Matter

On or about March 27, 2015, James Michael McBride (“McBride”) filed a shareholder derivative suit in the Circuit Court of the City of Williamsburg and County of James City, Virginia against our directors, as well as our Chief Merchandising Officer and Chief Financial Officer (collectively, the “McBride Defendants”). We were named as a nominal defendant only. In the complaint, McBride’s allegations include (i) breach of fiduciary duties, (ii) gross mismanagement, (iii) abuse of control, (iv) insider trading, and (v) unjust enrichment. McBride did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, McBride seeks (i) the awarding, against the McBride Defendants, and in favor of us, of damages sustained by us as a result of certain of the McBride Defendants’ breaches of their fiduciary duties and (ii) a directive to us to (a) take all necessary actions to reform and improve our corporate governance and internal procedures, (b) comply with our existing governance obligations and all applicable laws and (c) protect us and our investors from a recurrence of the events that led to the filing of this action. Based on our assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Doan Matter

On or about April 1, 2015, Phuc Doan (“Doan”) filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against our directors, as well as our Senior Vice President, Supply Chain, Chief Merchandising Officer and Chief Financial Officer (collectively, the “Doan Defendants”). We were named as a nominal defendant only. In the complaint, Doan’s allegations include (i) breach of fiduciary duties, (ii) abuse of control, (iii) gross mismanagement, (iv) unjust enrichment, and (v) insider trading. Doan did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Doan seeks (i) a declaration that the Doan Defendants breached and/or aided and abetted the breach of their fiduciary duties, (ii) the determination and awarding to us of the damages sustained by us as a result of the violations of the Doan Defendants, jointly and severally, together with interest thereon, (iii) a directive to us and the Doan Defendants to take all necessary actions to reform and improve our corporate governance and internal procedures to comply with applicable laws and to protect us and our shareholders from a repeat of the damaging events described in the complaint, (iv) the determination and awarding to us of exemplary damages in an amount necessary to punish the Doan Defendants and to make an example out of the Doan Defendants to the community according to proof at trial, and (v) the awarding of restitution to us from the Doan Defendants. Based on our assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Amalgamated Bank Matter

On or about April 15, 2015, Amalgamated Bank, as trustee for the Longview 600 Small Cap Index Fund, filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against our directors, as well as our Chief Merchandising Officer, Chief Financial Officer, Senior Vice President, Supply Chain, and our former Chief Executive Officer and President (collectively, the “Amalgamated Defendants”). We were named as a nominal defendant only. In the complaint, Amalgamated Bank’s allegations include (i) breach of fiduciary duties of loyalty, candor and good faith, (ii) corporate waste, (iii) unjust enrichment, (iv) statutory conspiracy, and (v) common-law conspiracy. Amalgamated Bank did not quantify any alleged damages in its complaint but, in addition to attorneys’ fees and costs, Amalgamated Bank seeks (i) a declaration that the Amalgamated Defendants breached and/or aided and abetted the breaches of their fiduciary duties to us, (ii) the determination and awarding to us of the damages sustained by us as a result of the violations set forth in the complaint from each of the Amalgamated Defendants, jointly and severally, together with prejudgment and post-judgment interest, (iii) the awarding to us, jointly and severally from the Amalgamated Defendants, of three times the amount of actual damages incurred by us as a result of the Amalgamated Defendants’ wrongful acts and omissions, (iv) the determination and awarding to us of punitive and exemplary damages in an amount necessary to punish the Amalgamated Defendants and to make an example of the Amalgamated Defendants to the community according to proof at trial, (v) a requirement that we establish corporate policies and procedures prohibiting the use of Chinese manufacturers of its products, (vi) prohibition against us using wood or wood products from the Russian Far East, (vii) a requirement that we establish corporate policies and procedures to ensure compliance with CARB standards for all of its flooring products, and (viii) disgorgement and payment to us of all compensation and profits made by the Amalgamated Defendants, and each of them, at any time during which such Amalgamated Defendants were breaching fiduciary duties owed to us and/or committing, or aiding and abetting the commitment of, corporate waste. Based on our assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Lyznick Matter

On or about April 16, 2015, Craig Lyznick, Shari Collins and Patricia Cottington (collectively, the “Lyznick Plaintiffs”) filed a purported class action lawsuit in the United States District Court for the Central District of California against us, Building Health Check, LLC and Pure Air Control Services, Inc. (collectively, the “Lyznick Defendants”) alleging that the Lyznick Defendants engaged in unlawful business practices and deceptive and fraudulent activities in connection with our efforts to provide in-home air quality test kits to certain of our customers. The purported class consists of all consumers that purchased certain laminated flooring products from us, requested a test kit from us and were provided a testing kit by the Lyznick Defendants. The Lyznick Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek (i) injunctive relief prohibiting the Lyznick Defendants from offering the test kit for formaldehyde testing or conducting such testing, (ii) restitution to the Lyznick Plaintiffs for sums paid to have their own testing performed, (iii) damages, including actual, compensatory and consequential, incurred by the Lyznick Plaintiffs, (iv) a declaration that the Lyznick Defendants’ actions constitute fraud and recovery any resulting damages, and (v) treble damages. We dispute the claims of the Lyznick Plaintiffs and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the DOC and the ITC against imports of multilayered wood flooring from China. This ruling applies to our engineered hardwood imported from China, which accounted for approximately 10% of our flooring purchases in 2014.

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

In the first annual review in this matter, rates were modified for AD rates through November 2012 and for CVD rates through 2011. Specifically, the AD rate was set at 5.92% and the CVD rate was set at 0.83%. These rates are being appealed by several parties, including us. Nevertheless, at March 31, 2015, we were paying these rates on each applicable purchase.

In January 2015, pursuant to the second annual review, the DOC issued a preliminary AD rate of 18.27% for purchases from December 2012 through November 2013 and a preliminary CVD rate of 0.97% for purchases in fiscal year 2012. These rates are pending final determinations by the DOC. The CVD final rate is currently planned to be finalized in May 2015, and the AD final rate in July 2015. If these rates are confirmed, we would owe approximately $5.7 million for shipments during the applicable time periods. If these rates remain in effect for shipments subsequent to November 2013 (AD) and shipments subsequent to December 2012 (CVD), we would owe an additional $7.0 million for all shipments through March 31, 2015. As this is a preliminary rate, we have not recorded an accrual in our consolidated financial statements for the impact of higher rates for the applicable time periods covered in the second annual review.

Based on the information available, we believe there is at least a reasonable possibility that an additional charge may be incurred in the range of $0 to $13.4 million.

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

Risks Related to Our Operations

Unfavorable allegations, government investigations and legal actions surrounding our products and us could harm our reputation and impair our ability to grow or sustain our business.

We rely on our reputation for offering great value, superior service and a broad selection of high-quality, safe flooring products. Unfavorable allegations, government investigations and legal actions involving our products and us could harm our reputation and our brands and negatively impact our business and financial condition. If this negative impact is significant, our ability to maintain our liquidity and grow or sustain our business could be jeopardized.

For instance, unfavorable allegations surrounding the product quality of our laminates sourced from China have negatively affected net sales, particularly relating to our products sourced from China. At this time, we believe that these allegations will continue to negatively affect demand for our products, especially those sourced from China, but we are unable to predict the duration or extent of the impact on our reputation and the demand for our products. If these allegations have a significant and sustained negative effect on net sales, our plans for capital expenditures and growth could be reduced or suspended and our ability to maintain our liquidity and sustain our business could be jeopardized.

In addition, we are involved in a number of government investigations and legal actions, many of which have resulted from unfavorable allegations regarding our products and us. We cannot predict with certainty the outcomes of these matters, but the cost of defending against lawsuits and complying with the government investigations could be substantial and could significantly divert management’s attention and resources. The outcome of these matters could require us to take, or refrain from taking, actions which could negatively affect our operations, could require us to pay substantial amounts of money and could make it more difficult to obtain capital or access our revolving line of credit. Negative publicity surrounding these government investigations and legal actions also may harm our reputation and the demand for our products. Any one of these results could negatively affect our operations, financial condition and liquidity and impair our ability to grow or sustain our business.

Federal, provincial, state or local laws and regulations, or our failure to comply with such laws and regulations, could increase our expenses, restrict our ability to conduct our business and expose us to legal risks.

We are subject to a wide range of general and industry-specific laws and regulations imposed by federal, provincial, state and local authorities in the countries in which we operate including those related to customs, the environment, foreign operations (such as the Foreign Corrupt Practices Act), truth-in-advertising, consumer protection, privacy, zoning and occupancy matters as well as the operation of retail stores and warehouse, production and distribution facilities. In addition, various federal, provincial and state laws govern our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, health care insurance issues, minimum wage standards, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. If we fail to comply with these laws and regulations, we could be subject to legal risk, our operations could be impacted negatively and our reputation could be damaged. Likewise, if such laws and regulations should change, our costs of compliance may increase, thereby impacting our results and hurting our profitability.

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

With regard to our products, we may spend significant time and resources in order to comply with applicable advertising, importation, exportation, environmental, health and safety laws and regulations. If we should violate these laws and regulations, we could experience delays in shipments of our goods, be subject to fines, penalties, criminal charges, or other legal risks, be liable for costs and damages, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. Further, if such laws and regulations should change, we may experience increased costs or incur decreased efficiency in order to adhere to the new standards.

We are involved in a number of legal proceedings and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business and financial condition.

We are, or may become, involved in legal proceedings, government and agency investigations, and consumer, employment, tort and other litigation (see discussion of Legal Proceedings in Item 1 of this Report and Note 7 to the condensed consolidated financial statements included in Item 1 of this Report). We cannot predict with certainty the outcomes of these legal proceedings. The outcome of some of these legal proceeding could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. Additionally, defending against lawsuits and legal proceedings may involve significant expense and diversion of management's attention and resources. Negative publicity surrounding such legal proceedings may also harm our reputation and adversely impact our business and financial condition.

Increasing our net sales and profitability depends substantially on our ability to open new stores and is subject to many unpredictable factors.

As of March 31, 2015, we had 356 stores throughout the United States and Canada, 170 of which we opened after January 1, 2010. We plan to open a significant number of new stores during each of the next several years. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. Our future results and ability to implement our growth strategy will depend on various factors, including the following:

•	our ability to maintain our reputation of providing safe, compliant products;
•	consumer recognition of the quality of our products;
•	the successful resolution of the various pending government investigations and legal proceedings;
•	the successful selection of new markets and store locations;
•	the implementation of and results generated by our new showroom format;
•	our ability to negotiate leases on acceptable terms;
•	management of store opening costs;
•	the quality of our operations;
•	our ability to meet customer demand;
•	the continued popularity of hardwood flooring; and
•	general economic conditions.

In addition, the following may impact the net sales and performance of our new stores compared to prior years:

•	as we open more stores, our rate of expansion relative to the size of our store base will decline;
•	we may not be able to identify suitable store locations in markets into which we seek to expand and may not be able to open as many stores as planned;
•	consumers in new markets may be less familiar with our brands, and we may need to increase brand awareness in those markets through additional investments in advertising;
•	new stores may have higher construction, occupancy or operating costs, or may have lower average store net sales, than stores opened in the past;
•	we may experience difficulties, delays or failures in obtaining the necessary licenses, permits or other approvals necessary to open and operate particular store locations;
•	we may incur higher maintenance costs than in the past;
•	newly opened stores may not succeed or may reach profitability more slowly than we expect, and the ramp-up to profitability may become longer in the future as we enter more mid-sized and smaller markets and add stores to larger markets where we already have a presence; and
•	future markets and stores may not be successful and, even if we are successful, our average store net sales and our comparable store net sales may not increase at historical rates.

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

Our Toano, Virginia facility serves as our corporate headquarters and, among other things, houses our primary computer systems, which control our management information and inventory management systems. In addition, in 2014, we finished approximately 92% of all Bellawood products, as well as small quantities of certain other products, there.  In 2014, Bellawood flooring accounted for approximately 13% of our net sales.  If the Toano facility were damaged or destroyed, it could harm our operations, cause significant lost production and impact our ability to fulfill customer demand.

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

Our plans call for a significant number of new stores, and increased orders from our website, call center and catalogs. Our existing management information systems, including our store management systems, compliance procedures and financial and reporting controls, may be unable to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain regional and store managers and personnel for our compliance and financial and reporting departments. We may not respond quickly enough to the changing demands that our expansion will impose on us. Any failure to manage our growth effectively could harm our business and operating results.

Our insurance coverage and self-insurance reserves may not cover future claims.

We maintain various insurance policies for employee health, workers’ compensation, general liability and property damage. We are self-insured on certain health insurance plans and are responsible for losses up to a certain limit for these respective plans. We continue to be responsible for losses up to a certain limit for general liability and property damage insurance. Further, with the large number of cases and government investigations we have pending, we may be subject to financial harm in the event such cases or investigations are adversely determined and insurance coverage will not, or is not sufficient to, cover any related losses. Beginning in 2013, we are self-insured with regard to workers’ compensation coverage, in which case we are responsible for losses up to certain retention limits on both a per-claim and aggregate basis.

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

As of March 31, 2015, we lease our Toano facility, which includes a store location, and 30 of our other store locations from entities owned, in whole or in part, by Tom Sullivan, our founder and current chairman of our board of directors. Although our percentage of total stores leased from such entities has decreased over the last year, this concentration of leases subjects us to risk in the event action or inaction by Tom or such entities impacts our leasehold interests in the locations.

Risks Related to Our Suppliers, Products and Product Sourcing

If our suppliers do not use ethical business practices, comply with applicable laws and regulations and ensure that their products meet our quality standards, our reputation could be harmed due to negative publicity and we could be subject to legal risk.

While our suppliers agree to operate in compliance with applicable laws and regulations, including those relating to environmental and labor practices, we do not control our suppliers. Accordingly, despite our continued investment in quality control, we cannot guarantee that they comply with such laws and regulations or operate in a legal, ethical and responsible manner. Violation of environmental, labor or other laws by our suppliers or their failure to operate in a legal, ethical and responsible manner could cause us to violate such laws and could reduce demand for our products if, as a result of such violation or failure, we were to attract negative publicity. Further, we require our suppliers to adhere to our quality standards.  While we do monitor our suppliers’ adherence to such standards, there is no guarantee that we will be able to identify their non-compliance. Moreover, the failure of our suppliers to adhere to applicable legal requirements and the quality standards that we set for our products could lead to government investigations, litigation and recalls, which could damage our reputation and our brands, increase our costs, and otherwise hurt our business.

Product liability claims could adversely affect our net sales, profitability and reputation.

We face an inherent risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in economic loss, personal injury or property damage or violated environmental or other laws. In the event that any of our products proves to be defective or otherwise in violation of applicable law, we may be required to recall or redesign such products. Further, in such instances, we may be subject to legal action. We maintain insurance against some forms of product liability claims, but such coverage may not be available or adequate for the liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our net sales and operating results.

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

We rely on a concentrated number of suppliers for a significant portion of our supply needs. We generally do not have long-term contracts with our suppliers, and we typically obtain our hardwood supplies on an order-by-order basis, writing orders for future deliveries from 90 to 180 days before delivery. In the future, our suppliers may be unable to supply us, or supply us on acceptable terms, due to various factors, which could include political instability in the supplier’s country, insufficient production capacity, product line failures, collusion, a supplier’s financial instability, inability or refusal to comply with applicable laws, trade restrictions, tariffs or our standards, duties, insufficient transport capacity and other factors beyond our control. If we can no longer obtain merchandise from our larger suppliers, or they refuse to continue to supply us on commercially reasonable terms or at all, and we cannot find replacement suppliers, we could experience deterioration in our net sales and operating results.

If we fail to identify and develop relationships with a sufficient number of qualified suppliers, our ability to obtain products that meet our high quality standards could be harmed.

We purchase flooring directly from mills located around the world. We believe that these direct supplier relationships are relatively unique in our industry. In order to retain the competitive advantage that we believe results from these relationships, we need to continue to identify, develop and maintain relationships with qualified suppliers that can satisfy our high standards for quality and our requirements for hardwood in a timely and efficient manner. The need to develop new relationships will be particularly important as we seek to expand our operations, enhance our product offerings, and expand our product assortment and geographic source of origin in the future. Any inability to do so could reduce our competitiveness, slow our plans for further expansion and cause our net sales and operating results to deteriorate.

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

The market price of our common stock could fluctuate significantly. Those fluctuations could be based on various factors in addition to those otherwise described in this report, including:

•	our operating performance and the performance of our competitors;
•	the public’s reaction to our filings with the SEC, our press releases and other public announcements;
•	unfavorable market reactions to allegations regarding the safety of our products and the related litigation and/or government investigations resulting therefrom, as well as any payments, judgments or other losses in connection with such lawsuits and/or investigations;
•	changes in recommendations or earnings estimates by research analysts who follow Lumber Liquidators or other companies in our industry;
•	variations in general economic conditions;
•	actions of our current stockholders, including sales of common stock by our directors and executive officers;
•	the arrival or departure of key personnel; and
•	other developments affecting us, our industry or our competitors.

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

Our quarterly operating results may fluctuate significantly because of various factors, including:

•	changes in comparable store net sales and customer transactions, including as a result of declining consumer confidence or the introduction of new products;
•	the timing of new store openings and related net sales and expenses;
•	profitability and performance of our stores;
•	the timing of remodels and relocations of existing stores and related net sales and expenses;
•	the impact of inclement weather, natural disasters and other calamities;
•	variations in general economic conditions;
•	unfavorable customer reactions to allegations regarding the safety of our products, the impact of litigation and/or government investigations to which we are subject, as well as any payments, judgments or other losses in connection with such lawsuits and/or investigations;
•	the timing and scope of sales promotions and product introductions;
•	changes in consumer preferences and discretionary spending;
•	fluctuations in supply prices; and
•	tax expenses, impairment charges and other non-operating costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended March 31, 2015 (dollars in thousands, except per share amounts):

Issuer Purchases of Equity Securities
				Maximum
			Total Number	Dollar Value of
			of Shares	Shares
			Purchased as	that May
	Total		Part of Publicly	Yet Be
	Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans	Under the Plans
Period	Purchased	per Share	or Programs[2]	or Programs[2]
January 1, 2015 to January 31, 2015	—	$—	—	$14,728
February 1, 2015 to February 28, 2015	—	—	—	14,728
March 1, 2015 to March 31, 2015[1]	6,147	42.56	—	14,728
Total	6,147	$42.56	—	$14,728

[1]	We repurchased 6,147 shares of our common stock in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended March 31, 2015.
[2]	Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: April 29, 2015	By:	/s/ Daniel E. Terrell
Daniel E. Terrell
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.01	Amendment to Credit Agreement, dated as of March 27, 2015, by and between Lumber Liquidators, Inc. and Bank of America, N.A. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed April 2, 2015 (File No. 001-33767), and incorporated herein by reference)
10.02	Second Amended and Restated Revolving Credit Agreement, dated April 24,2015, by and between Lumber Liquidators Holdings, Inc. and Bank of America N.A. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed April 29, 2015 (File No. 001-33767), and incorporated herein by reference)
31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Other Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

