Form 10-Q
period 2015-06-30
Lumber Liquidators Holdings, Inc.
filed 2015-08-05
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 3, 2015, there are 27,084,981 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2015

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$45,266	$20,287
Merchandise Inventories	262,743	314,371
Prepaid Expenses	7,172	5,575
Other Current Assets	26,776	17,044
Total Current Assets	341,957	357,277
Property and Equipment, net	127,965	124,867
Goodwill	9,693	9,693
Other Assets	1,649	1,625
Total Assets	$481,264	$493,462
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$58,673	$80,303
Customer Deposits and Store Credits	31,138	34,943
Accrued Compensation	6,201	3,693
Sales and Income Tax Liabilities	4,277	7,472
Other Current Liabilities	36,083	17,836
Total Current Liabilities	136,372	144,247
Other Long-Term Liabilities	11,630	6,603
Deferred Tax Liability	9,012	10,558
Revolving Credit Facility	20,000	—
Total Liabilities	177,014	161,408

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 shares authorized; 27,084,841 and 27,069,307 shares outstanding, respectively)	30	30
Treasury Stock, at cost (2,823,453 and 2,816,780 shares, respectively)	(138,968)	(138,692)
Additional Capital	178,260	177,479
Retained Earnings	265,906	294,033
Accumulated Other Comprehensive Loss	(978)	(796)
Total Stockholders’ Equity	304,250	332,054
Total Liabilities and Stockholders’ Equity	$481,264	$493,462

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Income (Loss)

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net Sales	$247,944	$263,085	$507,905	$509,376
Cost of Sales	185,660	156,847	354,009	301,851
Gross Profit	62,284	106,238	153,896	207,525

Selling, General and Administrative Expenses	90,551	79,066	188,231	157,932
Operating (Loss) Income	(28,267)	27,172	(34,335)	49,593

Other Expense	65	70	81	164
(Loss) Income Before Income Taxes	(28,332)	27,102	(34,416)	49,429

Income Tax (Benefit) Expense	(7,985)	10,495	(6,289)	19,128
Net (Loss) Income	$(20,347)	$16,607	$(28,127)	$30,301
Net (Loss) Income per Common Share—Basic	$(0.75)	$0.61	$(1.04)	$1.10
Net (Loss) Income per Common Share—Diluted	$(0.75)	$0.60	$(1.04)	$1.09
Weighted Average Common Shares Outstanding:
Basic	27,082,878	27,384,255	27,077,312	27,452,470
Diluted	27,082,878	27,610,969	27,077,312	27,721,161

See accompanying notes to condensed consolidated financial statements

4

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Other Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (Loss) Income	$(20,347)	$16,607	$(28,127)	$30,301
Foreign Currency Translation Adjustments	163	240	(182)	391
Comprehensive (Loss) Income	$(20,184)	$16,847	$(28,309)	$30,692

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014

Cash Flows from Operating Activities:
Net (Loss) Income	$(28,127)	$30,301
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	8,756	7,085
Stock-Based Compensation Expense	597	2,777
Non-Cash Impairment Charges	5,351	—
Deconsolidation of Variable Interest Entity	1,457	—
Changes in Operating Assets and Liabilities:
Merchandise Inventories	46,872	(20,462)
Accounts Payable	(20,562)	3,509
Customer Deposits and Store Credits	(3,694)	8,899
Prepaid Expenses and Other Current Assets	(7,324)	(2,470)
Other Assets and Liabilities	15,894	(1,551)
Net Cash Provided by Operating Activities	19,220	28,088

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(14,251)	(28,269)
Net Cash Used in Investing Activities	(14,251)	(28,269)

Cash Flows from Financing Activities:
Payments for Stock Repurchases	(276)	(38,507)
Proceeds from the Exercise of Stock Options	—	2,644
Excess Tax Benefit from Stock-Based Compensation	(169)	3,236
Borrowings on Revolving Credit Facility	39,000	—
Payments on Revolving Credit Facility	(19,000)	—
Net Cash Provided by (Used in) Financing Activities	19,555	(32,627)

Effect of Exchange Rates on Cash and Cash Equivalents	455	236
Net Increase (Decrease) in Cash and Cash Equivalents	24,979	(32,572)
Cash and Cash Equivalents, Beginning of Period	20,287	80,634
Cash and Cash Equivalents, End of Period	$45,266	$48,062

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

Note 1.	Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate and vinyl plank flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay, adhesives and flooring tools. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company also provides in-home delivery and installation services to certain of its customers. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 354 store locations in primary or secondary metropolitan areas in 46 states and nine store locations in Canada at June 30, 2015. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing lines in Toano, Virginia, which along with the call center and corporate offices, represent the “Corporate Headquarters.”

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

The condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current presentation.

In 2014, the Company entered into an arrangement to begin to vertically integrate its domestic hardwood supply to feed its finishing lines. During the quarter ended June 30, 2015, the Company decided to discontinue certain of these vertical integration initiatives, which were previously consolidated as a variable interest entity, and terminated its prior arrangement. As a result, the Company has recorded a charge of $1,457 in cost of sales in its condensed consolidated statements of income upon deconsolidation of the variable interest entity. The charge was measured as the difference between the fair value of the assets received upon termination and the carrying value of the related net assets.

Results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable, other liabilities and borrowings under the revolving credit agreement approximate fair value because of the short-term nature of these items. Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board ASC 820 (“ASC 820”) fair value hierarchy.

Certain non-financial assets, including property and equipment, have been written down and measured in the condensed consolidated financial statements at fair value. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820.

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or market value. The Company periodically reviews the carrying value of items in inventory and records an impairment charge when there is evidence that the utility of inventory will be less than its cost. In determining market value, the Company makes judgments and estimates as to the market value of its products, based on factors such as historical results and current sales trends. Although the Company believes its products are appropriately valued as of the balance sheet date, there can be no assurance that future events or changes in key assumptions would not significantly impact their value.

On May 7, 2015, the Company announced that it would suspend the sale of laminate flooring sourced from China. At June 30, 2015, the Company held merchandise inventories of that product with a cost of $19,828. The Company continues to evaluate the products and the potential release of the suspension. In determining that the value of this flooring exceeded its cost, the Company considered:

•	The limited period of time available to evaluate the laminate flooring sourced from China since the suspension;

•	The minimal risk of spoilage of laminate flooring;

•	Strong consumer demand for laminate flooring sourced from China between March 2, 2015 and May 7, 2015;

•	The observed market price of laminate products sourced from China sold by the Company’s competitors during the suspension period;

•	The current status of the Company’s evaluation of its laminate flooring sourced from China; and

•	The potential channels for disposition of these products, including distribution through the Company’s stores, pending completion of the Company’s review of its sourcing compliance program and its evaluation of its laminate flooring sourced from China.

During the quarter ended June 30, 2015, the Company recorded an impairment charge of approximately $339 within cost of sales on its condensed consolidated statements of income related to its laminate flooring sourced from China, primarily for flooring with less than job-lot quantities on hand as the Company does not currently intend to purchase additional quantities of such product. Should future events or key assumptions, including the potential channels for disposition of the laminate flooring sourced from China, differ from current expectations, the Company may be required to record a material impairment charge related to this flooring.

During the quarter ended June 30, 2015, the Company appointed its founder as acting chief executive officer. As a result of this and other management changes, the Company determined that it would refocus on its core business and it would not pursue an expansion into the tile flooring business in the near term. In 2014, the Company had begun to sell tile flooring and related accessories in three stores as a potential growth opportunity. As a result, the Company recorded a lower of cost or market adjustment of $3,663 for certain tile flooring and related accessories in cost of sales on the condensed consolidated statements of income.

Impairment of Long-Lived Assets

The Company evaluates potential impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If the fair value of the assets is less than the carrying value, an impairment loss is recorded based on the difference between the values.

In the second quarter of 2015, the Company concluded that its decision to not pursue an expansion into the tile flooring business in the near term was a triggering event requiring assessment of impairment for certain of its long-lived assets. As a result, the Company reviewed the long-lived assets for impairment related to its store locations selling a significant assortment of tile flooring. The Company recorded a $1,350 impairment charge within selling, general and administrative (“SG&A”) expenses on its condensed consolidated statements of income. The impairment charge was measured under an income approach utilizing forecasted discounted cash flows. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820.

Recognition of Net Sales

The Company recognizes net sales for products purchased at the time the customer takes possession of the merchandise. Service revenue, primarily installation revenue and freight charges for in-home delivery, is included in net sales and recognized when the service has been rendered. The Company reports sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, and net of an allowance for anticipated sales returns based on historical and current sales trends and experience. The sales returns allowance and related charges were not significant for the three and six month periods ended June 30, 2015 and 2014.

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

The Company offers a range of limited warranties addressing matters ranging from the durability of the finish on its prefinished products to the services it provides. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. The total reserve was $4,254 at June 30, 2015, which includes additional reserves for the Company’s air quality testing program, and $1,568 at December 31, 2014. Warranty and customer satisfaction costs are recorded in cost of sales.

In early March 2015, the Company began voluntarily offering free indoor air quality screening to certain of its flooring customers, predominately those who had purchased laminate flooring sourced from China. From early March through June 30, 2015, approximately 41,400 testing kits were sent to Lumber Liquidators customers through the program and approximately 22,600 of those testing kits were returned. Of those returned, over 90% indicated indoor air concentrations of formaldehyde within the guidelines set by the World Health Organization (“WHO”) as protective against sensory irritation and long-term health effects. Direct costs related to this testing program of $4,876 and $7,231 were included in cost of sales for the three and six months ended June 30, 2015, respectively. At June 30, 2015, the Company’s warranty and customer satisfaction reserve included $2,350 for estimated future costs to evaluate whether the laminate flooring purchased from the Company was the primary driver of the air quality testing results being above WHO standards. The reserve was based on actual experience to date, estimated using information through the filing date of the financial statements and was included in other current liabilities as a portion of the total warranty and customer satisfaction reserve. Should the Company’s actual experience related to results of its indoor air quality testing program and subsequent follow-up with customers differ from these estimates, additional reserves for customer satisfaction and warranty costs may be recorded in the future.

For the three months ended June 30, 2015, the Company incurred customer satisfaction costs of $934, including a warranty and customer satisfaction reserve of $357, primarily related to projects using certain laminate or engineered hardwood products that were incomplete as of the date sales of such laminate and engineered hardwood products were suspended during the second quarter of 2015. Refer to Footnote 8, Commitments and Contingencies, for a discussion on engineered hardwood products that were suspended during the quarter.

Note 3.	Stockholders’ Equity

Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (Loss) Income	$(20,347)	$16,607	$(28,127)	$30,301
Weighted Average Common Shares Outstanding—Basic	27,082,878	27,384,255	27,077,312	27,452,470
Effect of Dilutive Securities:
Common Stock Equivalents	—	226,714	—	268,691
Weighted Average Common Shares Outstanding—Diluted	27,082,878	27,610,969	27,077,312	27,721,161
Net (Loss) Income per Common Share—Basic	$(0.75)	$0.61	$(1.04)	$1.10
Net (Loss) Income per Common Share—Diluted	$(0.75)	$0.60	$(1.04)	$1.09

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock Options	679,750	79,384	685,992	57,496
Restricted Shares	120,363	20,424	111,708	13,360

Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to $150,000 of the Company’s common stock. At June 30, 2015, the Company had $14,728 remaining under this authorization. During the three and six months ended June 30, 2015, the Company did not repurchase any shares of its common stock under this program. During the three months ended June 30, 2014, the Company repurchased 246,200 shares of its common stock at an average price of $84.20 per share for an aggregate cost of $20,729. During the six months ended June 30, 2014, the Company repurchased 414,200 shares of its common stock at an average price of $90.36 per share for an aggregate cost of $37,427.

Note 4.	Stock-Based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

	Stock Options	Restricted Stock Awards
Options Outstanding/Nonvested RSAs, December 31, 2014	652,808	157,089

Granted	117,863	86,597
Options Exercised/RSAs Released	—	(22,207)
Forfeited	(216,840)	(28,599)

Options Outstanding/Nonvested RSAs, June 30, 2015	553,831	192,880

For the three months ended June 30, 2015, the Company recorded a benefit for stock-based compensation of $729 as a result of the impact of actual forfeitures in the period, due primarily to the resignation of the Company’s chief executive officer in May 2015. For the six months ended June 30, 2015, the Company recorded stock-based compensation expense of $597. For the three and six months ended June 30, 2014, the Company recorded stock-based compensation expense of $1,264 and $2,777, respectively.

Note 5.	Related Party Transactions

As of June 30, 2015, the Company leased 30 of its store locations and the Corporate Headquarters, which includes a store location, representing 8.5% of the total number of store leases in operation, from entities controlled by the Company’s founder and acting chief executive officer (“Controlled Companies”). As of June 30, 2014, the Company leased 28 of its locations and the Corporate Headquarters, which included a store location, representing 8.4% of the total number of store leases in operation at that time, from Controlled Companies. Rental expense related to Controlled Companies was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rental expense related to Controlled Companies	$762	$732	$1,516	$1,492

Note 6.	Income Taxes

The Company’s effective tax rate in the three months ended June 30, 2015 was impacted primarily by a decrease in state taxes offset by uncertainty around the deductibility of certain legal accruals and revised projected pretax income for the remainder of 2015. The year-over-year difference in the Company’s effective tax rate resulted primarily from the uncertainty around the deductibility of certain legal accruals.

Note 7.	Revolving Credit Agreement

On April 24, 2015, the Company, exclusive of the non-domestic subsidiaries, entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent, collateral agent and lender (the “Bank”). The Credit Agreement amended and restated the Amended and Restated Credit Agreement that was entered into between Lumber Liquidators, Inc. and the Bank on February 21, 2012 and amended on March 27, 2015. Under the Credit Agreement, the Bank agreed to provide the Company with an asset-based revolving credit facility (the “Revolving Credit Facility”) under which the Company may obtain loans and letters of credit from the Bank up to a maximum aggregate outstanding principal amount of the lesser of $100,000 or a calculated borrowing base. Letters of credit are subject to a sublimit of $20,000 (subject to the borrowing base). The Company has the option to increase the Revolving Credit Facility up to a maximum of $175,000 subject to the satisfaction of the conditions to such increase specified in the Credit Agreement. The Credit Agreement expires on April 24, 2020, is guaranteed by the Company and certain of its domestic subsidiaries and secured primarily by the Company’s inventory and credit card receivables.

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

At June 30, 2015, the Company had $78,963 available to borrow under the Revolving Credit Facility and $20,000 in outstanding borrowings.

Note 8.	Commitments and Contingencies

Government Investigations

Lacey Act Related Matters

On September 26, 2013, sealed search warrants were executed at the Company’s corporate offices in Toano and Richmond, Virginia by the Department of Homeland Security’s Immigration and Customs Enforcement and the U.S. Fish and Wildlife Service. The search warrants requested information, primarily documentation, related to the importation of certain of the Company’s wood flooring products in accordance with the Lacey Act. Since then, the Company has been cooperating with the federal authorities, including the Department of Justice (“DOJ”), in their investigation. The DOJ has indicated in prior communications that it is seeking criminal charges under the Lacey Act. The Company, through its Special Committee of the board of directors (the “Special Committee”), expects to continue to communicate with the DOJ regarding its intentions and possible courses of action in this matter.

Based on the information available, including communications with the DOJ, the best estimate of the probable loss that may result from this action is approximately $10,000, which was recorded in other current liabilities and SG&A expenses in the first quarter of 2015. The Company believes that there is at least a reasonable possibility that a loss greater than or less than the amount accrued may be incurred, but is unable to estimate the amount at this time.

In addition, as part of its internal compliance review procedures in the second quarter of 2015, the Company determined that there were Lacey Act compliance concerns related to a limited amount of engineered hardwood sourced from China. The Company suspended sales of approximately $4,100 of product pending further investigation, and brought this matter to the attention of the DOJ. The DOJ has asserted its right to a civil forfeiture of this product and has expressed that it will accept $3,155 as substitute assets in lieu of forfeiture. At this time, the DOJ has indicated that it will not seek criminal charges related to this matter. Based on the information available, the best estimate of the probable loss that may result from this matter is $3,155, which was recorded in other current liabilities and SG&A expenses in the second quarter of 2015.

Securities Laws

In March 2015, the Company received a grand jury subpoena issued in connection with a criminal investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia (the “U.S. Attorney”). In addition, on May 19, 2015 and July 13, 2015, the Company received subpoenas from the New York Regional Office of the SEC in connection with an inquiry by the SEC staff. Based on the subpoenas, the Company believes the focus of both the U.S. Attorney investigation and SEC investigation primarily relate to compliance with disclosure, financial reporting and trading requirements under the securities laws since 2011. The Company, along with the Special Committee, is fully cooperating with the U.S. Attorney’s subpoena, the SEC’s subpoenas and the related investigations by the U.S. Attorney and SEC staff. Given that the U.S. Attorney and SEC staff are in the early stage of the investigation, the Company cannot estimate the reasonably possible loss or range of loss that may result from this matter.

California Air Resources Board

The Company believes that the California Air Resources Board (“CARB”) is regularly looking at the entire industry to ensure compliance with its emissions standards. While conducting routine inspections of the Company’s products, CARB has performed “deconstructive” testing on those products as well as (the Company believes) products from others in the industry. In CARB’s preliminary findings, some of the samples of the Company’s finished product that CARB deconstructed and tested exceeded the CARB limits for raw composite wood cores. This could occur for numerous reasons, including one or more of the variability factors associated with this type of testing. In May 2015, CARB notified the Company that additional samples of finished products were obtained in 2014, some of which, based on deconstructive testing, exceeded the CARB limits for raw composite wood cores. CARB has further informed the Company that it has performed additional deconstructive testing on certain finished products it obtained in March 2015, with certain of the samples of the Company’s products exceeding the CARB limits for raw composite wood cores.

The Company believes that CARB is continuing its work on this matter. The Company has been fully cooperative with CARB and has provided it with requested information related to the products they tested. Based on discussions with CARB regarding the recent suspension of sales of laminate flooring sourced from China, the Company has decided to remove this flooring from its stores in California for the time being. While the Company believes that CARB may assert a claim against the Company, the Company cannot estimate the reasonably possible loss or range of loss that may result from this matter given that CARB is still conducting its investigation and no notice of violation has been issued.

Securities Litigation Matter

On or about November 26, 2013, Gregg Kiken ("Kiken") filed a securities class action lawsuit (the "Kiken Lawsuit"), which was subsequently amended, in the United States District Court for the Eastern District of Virginia against the Company, its founder, former Chief Executive Officer and President, former Chief Financial Officer and former Chief Merchandising Officer (collectively, the "Kiken Defendants"). On or about September 17, 2014, the City of Hallandale Beach Police Officers' and Firefighters' Personnel Retirement Trust ("Hallandale") filed a securities class action lawsuit (the "Hallandale Lawsuit") in the United States District Court for the Eastern District of Virginia against the Company, its former Chief Executive Officer and President and its former Chief Financial Officer (collectively, the "Hallandale Defendants," and with the Kiken Defendants, the "Defendants"). On March 23, 2015, the court consolidated the Kiken Lawsuit with the Hallandale Lawsuit, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action as In re Lumber Liquidators Holdings, Inc. Securities Litigation.

The lead plaintiffs filed a consolidated amended complaint on April 22, 2015. The consolidated amended complaint alleges that the Defendants made material false and/or misleading statements that caused losses to investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to their compliance with the federal Lacey Act, the chemical content of certain of their wood products, and their supply chain and inventory position. The lead plaintiffs do not quantify any alleged damages in their consolidated amended complaint but, in addition to attorneys' fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Company disputes these claims and intends to defend the matter vigorously. On June 2, 2015, the Defendants moved to dismiss the consolidated amended complaint, but this motion is not yet fully briefed. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

TCPA Matter

On or about March 4, 2014, Richard Wade Architects, P.C. (“RWA”) filed a lawsuit in the United States District Court for the Northern District of Illinois (the “RWA Lawsuit”), which was subsequently amended, alleging that the Company violated the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act and the common law by sending an unsolicited facsimile advertisement to RWA and a proposed class. RWA seeks recourse on its own behalf as well as other similarly situated parties who are members of the proposed class that received unsolicited facsimile advertisements from the Company. The TCPA provides for recovery of actual damages or five hundred dollars for each violation, whichever is greater. If it is determined that a defendant acted willfully or knowingly in violating the TCPA, the amount of the award may be increased by up to three times the amount provided above. Although the Company believes it has valid defenses to the claims asserted, it has entered into a settlement of the claims in the RWA Lawsuit, which the court has preliminarily approved. Under the proposed settlement agreement, the Company would pay a total of $300 including the plaintiffs’ attorneys’ fees, class notice and administration costs, a sum to RWA and cash payments to members of the settlement class who file valid claims. Based upon the terms of the proposed settlement, the best estimate of the probable loss that may result from this action is $300, which was accrued in 2014. The motion for final approval of the settlement is set for August 6, 2015. In the event the court does not grant final approval of the proposed settlement, the Company intends to continue to defend this case vigorously but given the current status of the case, legal standards that must be met for, among other things, class certification and success on the merits, it would not be possible at this time for the Company to estimate the reasonably possible loss or range of loss that may result from this action.

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

Among other things, the court’s order calls for the Company to pay the Prop 65 Plaintiffs’ fees and costs incurred in filing and arguing the Company’s motion to dismiss. Although the Company believes its counterclaim had merit and an award of fees and costs was not warranted, the Company’s best estimate of the probable loss for the Prop 65 Plaintiffs’ fees and costs is $175, which the Company accrued in the second quarter of 2015. The Company believes that there is at least a reasonable possibility that a loss up to $250 may be incurred for the Prop 65 Plaintiffs’ fees and costs.

The Company disputes the claims of the Prop 65 Plaintiffs and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Gold Matter

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring (the “Bamboo Product”) that the Company sells is defective. On February 13, 2015, Gold filed an amended complaint, which added three additional plaintiffs (collectively with Gold, “Gold Plaintiffs”). Gold Plaintiffs allege that the Company has engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Bamboo Product and by concealing the Bamboo Product’s defective nature. Gold Plaintiffs seek the certification of five separate classes: (i) individuals in the United States who own homes or other structures where the Bamboo Product has been installed or where the Bamboo Product has been removed and replaced; (ii) individuals who are California residents and purchased the Bamboo Product for personal, family, or household use or who paid to replace the Bamboo Product; and (iii) the same description but for residents in New York, Illinois and West Virginia. Gold Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, Gold Plaintiffs seek (i) a declaration that the Company is financially responsible for notifying all purported class members, (ii) injunctive relief requiring the Company to replace and/or repair all of the Bamboo Product installed in structures owned by the purported class members, and (iii) a declaration that the Company must disgorge, for the benefit of the purported classes, all or part of its profits received from the sale of the defective Bamboo Product and/or to make full restitution to Gold Plaintiffs and the purported class members. On August 3, 2015, the Company moved to dismiss the amended complaint, but this motion is not yet fully briefed. The Company disputes the Gold Plaintiffs’ claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Litigation Relating to Products Liability

Beginning on or about March 3, 2015, numerous purported class action cases were filed in various U.S. federal district courts and state courts involving claims of excessive formaldehyde emissions from the Company’s flooring products (collectively, the “Products Liability Cases”). These cases included the first-filed case, Balero v. Lumber Liquidators, Inc., which was filed in the Superior Court of the State of California for the County of Alameda on or about December 11, 2014 (the “Balero Litigation”). The plaintiffs in these various actions sought recovery under a variety of theories, which although not identical are generally similar, including negligence, breach of warranty, state consumer protection act violations, state unfair competition act violations, state deceptive trade practices act violations, false advertising, fraudulent concealment, negligent misrepresentation, failure to warn, unjust enrichment and similar claims. The purported classes consisted either or both of all U.S. consumers or state consumers that purchased the subject products in certain time periods. The plaintiffs also sought various forms of declaratory and injunctive relief and various damages, including restitution, actual, compensatory, consequential, and, in certain cases, punitive damages, and interest, costs, and attorneys’ fees incurred by the plaintiffs and other purported class members in connection with the alleged claims, and orders certifying the actions as class actions. Plaintiffs had not quantified damages sought from the Company in these class actions. However, in one proceeding, the plaintiff sent a demand letter requesting $12 for his individual claim.

In one of these cases, Silverthorn v. Lumber Liquidators, Inc., et. al., filed in the United States District Court for the Northern District of California on March 27, 2015 (the “Silverthorn Litigation”), the plaintiff filed a motion for an order (i) requiring the Company to notify consumers of the Silverthorn Litigation, (ii) requiring us to provide plaintiff’s counsel’s contact information, and (iii) granting plaintiff expedited discovery. In another of these cases, Washington v. Lumber Liquidators, Inc., filed in the United States District Court for the Northern District of California on March 31, 2015 (the “Washington Litigation”), the plaintiffs filed a motion seeking to enjoin the Company from continuing with its air quality testing program. On April 22, 2015, the Company filed oppositions to each of these motions, and on May 15, 2015, the Court entered an order staying the resolution of both motions pending the decision of the United States Judicial Panel on Multi District Litigation (the “MDL Panel”) on consolidation and transfer of all of the related formaldehyde cases. In a third case, Lyznick v. Lumber Liquidators, Inc., (the “Lyznick Litigation”) filed in the United States District Court for the Central District of California on April 16, 2015, plaintiffs also filed a motion for a preliminary injunction to change the communications from Lumber Liquidators and third party laboratories to consumers in connection with its air quality testing program. On June 12, 2015, the Court entered an order staying resolution of the motion pending the MDL Panel’s decision on consolidation and transfer. The Lyznick Litigation not only alleges that the flooring products emit excessive levels of formaldehyde, but also alleges that Lumber Liquidators and third party laboratories engaged in unlawful business practices and deceptive and fraudulent activities in connection with efforts to provide in-home air quality test kits to certain of the Company’s customers.

On June 12, 2015, the MDL Panel issued an order transferring and consolidating 10 of the related federal class actions to the United States District Court for the Eastern District of Virginia. On June 16, 2015, the MDL Panel issued a Conditional Transfer Order (“CTO”) transferring the additional actions outstanding at that time. On July 1, 2015 and July 14, 2015, the MDL Panel issued two additional CTOs. Almost all of the pending federal cases, including the Balero Litigation, Lyznick Litigation, Silverthorn Litigation and Washington Litigation, have now been transferred to the Eastern District of Virginia. The Company is still in the process of removing some of the state court class actions to federal court, after which time it will also seek to have these cases transferred and consolidated. Ultimately, the Company expects all federal class actions involving formaldehyde allegations, including any newly filed cases, to be transferred and consolidated in the Eastern District of Virginia.

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

In connection with the Products Liability Cases, on April 22, 2015, five of the Company’s general and umbrella liability insurers brought an action in the United States District Court for the Eastern District of Virginia, (the “Virginia Action”).  Through the Virginia Action, these insurers sought a declaratory judgment that they were not obligated to defend or indemnify the Company in connection with the lawsuits asserted against the Company arising out of its sale of laminate flooring sourced from China.  One insurer also asserted a claim seeking reformation of one policy to include a “total pollution exclusion” endorsement, contending that it was omitted from that policy as the result of a mutual mistake.

On April 27, 2015, the Company filed a similar but more comprehensive action against nine of its general, umbrella and excess insurers (including the five Plaintiffs in the Virginia Action) in the Circuit Court for Dane County, Wisconsin (where four of the insurers are domiciled) (the “Wisconsin Action”).  In the Wisconsin Action, the Company asserted breach of contract claims against its general liability insurers, alleging that these insurers had wrongfully failed to defend the Company in connection with the Chinese-manufactured laminate flooring claims.  The Company also asserted breach of contract and bad faith claims against two of its general liability insurers, arising out of the manner in which those insurers computed retrospective premiums under their policies in connection with the Chinese-manufactured laminate flooring lawsuits.  Finally, the Company sought declaratory relief from the court as to its rights and the insurers’ responsibilities under their policies.

On May 22, 2015, the Company moved to dismiss the Virginia Action, contending that the federal court should abstain from deciding the case in favor of the more comprehensive state-court Wisconsin Action.  Thereafter, the four insurers who were not plaintiffs in the Virginia Action filed motions to intervene as plaintiffs in the Virginia Action, in an effort to make the Virginia Action “as comprehensive” as the Wisconsin Action.  The Company has opposed the motions to intervene.  Briefings on all of these motions are complete, and the Company is awaiting an argument date from the court.

The defendant-insurers in the Wisconsin Action have filed motions to dismiss or stay the Wisconsin Action in favor of the Virginia Action.  The defendants in the Wisconsin Action have also moved for protective orders seeking to forestall their obligation to respond to discovery requests that the Company promulgated in the Wisconsin Action.  The Company plans to oppose these motions. The Wisconsin court has set a status conference for August 6, 2015, at which the Company expects the court to set briefing schedules and an argument date.

Litigation Relating to Abrasion Claims

Two cases have been filed against the Company alleging false advertising claims for statements about abrasion ratings for certain of its flooring products. Abad v. Lumber Liquidators, Inc. was filed on May 20, 2015 in the United States District Court for the Central District of California. The Abad complaint originally sought to certify a class of “all consumers who purchased Chinese-made laminate flooring from Lumber Liquidators in California which Lumber Liquidators has advertised has an ‘AC3’ rating from the time of their introduction in the marketplace through and including the date of class notice.” Ryan v. Lumber Liquidators, Inc. was filed on May 21, 2015 in the United States District Court for the District of Nevada. The Ryan complaint sought to certify a class of “all consumers who purchased Chinese-made laminate flooring from Lumber Liquidators in Nevada which Lumber Liquidators has advertised has an ‘AC3’ rating from the time of their introduction in the marketplace through and including the date of class notice.” Both cases were filed by the same attorneys.

On July 3, 2015, the Company and the Abad plaintiffs filed a stipulation seeking leave for plaintiffs to file an amended complaint that would consolidate Ryan and seek certification of additional subclasses. The parties also stipulated to have the Ryan case dismissed once an amended complaint was filed. On July 15, 2015, the court approved the stipulation and a First Amended Complaint (“FAC”) was filed in the Central District of California. On July 23, 2015, the court dismissed the Ryan case.

In the FAC, the plaintiffs Jesus Abad, Ken Solorio, Julie Solorio, Craig Weiss, Steve Cottington, Patty Cottington, Craig Lyznick, Frances Ann Haygood, Jose Saldivar, Chris Williams, Brian Bennett, Kelly Ryan and Christopher Manzo (collectively, the “Abrasion Plaintiffs”) now allege that the Company made false statements about laminate wood flooring products’ abrasion class ratings. The Abrasion Plaintiffs allege violations of the federal Magnuson-Moss Warranty Act, California’s Unfair Competition Law, California’s False Advertising Law, the California Consumer Legal Remedies Act, the New Jersey Consumer Fraud Act, the Florida Deceptive and Unfair Trade Practices Act, the Texas Deceptive Trade Practices – Consumer Protection Act, Nevada’s Deceptive Trade Practices Act, fraudulent concealment and breach of implied warranty.

The Abrasion Plaintiffs now seek to certify six subclasses of “all persons in [California, North Carolina, Texas, New Jersey, Florida and Nevada] who purchased one or more laminate flooring products from Defendant for personal use in their homes, that was manufactured by or for Defendant in China, which was advertised by Defendant as having an Abrasion Class rating of ‘AC3’.” The Abrasion Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, seek an order certifying the action as a class action, an order adopting the Abrasion Plaintiffs’ class definitions and finding that the Abrasion Plaintiffs are their proper representatives, an order appointing their counsel as class counsel, injunctive relief prohibiting the Company from continuing to advertise and/or sell laminate flooring products with false abrasion class ratings, restitution of all monies it received from the Abrasion Plaintiffs and class members, damages (actual, compensatory, and consequential) and punitive damages.

The Company disputes the Abrasion Plaintiffs’ claims and intends to defend these matters vigorously. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

Derivative Litigation Matters

Consolidated Cases

On or about March 11, 2015, R. Andre Klein (“Klein”) filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against the Company’s directors at that time, as well as its Senior Vice President, Supply Chain, former Chief Merchandising Officer and former Chief Financial Officer (collectively, the “Klein Defendants”). On or about April 1, 2015, Phuc Doan (“Doan”) filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against the Company’s directors at that time, as well as its Senior Vice President, Supply Chain, former Chief Merchandising Officer and former Chief Financial Officer (collectively, the “Doan Defendants”). On or about April 15, 2015, Amalgamated Bank, as trustee for the Longview 600 Small Cap Index Fund, filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against the Company’s directors at that time, as well as its former Chief Merchandising Officer, former Chief Financial Officer, Senior Vice President, Supply Chain, and its former Chief Executive Officer and President (collectively, the “Amalgamated Defendants,” and, with the Klein and Doan Defendants, the “Individual Defendants”). The Company was named as a nominal defendant only in these three suits.

On May 27, 2015, the court consolidated the Klein, Doan, and Amalgamated Bank suits, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action as In re Lumber Liquidators Holdings, Inc. Shareholder Derivative Litigation. In the complaints, Klein’s, Doan’s and Amalgamated Bank’s (collectively, “Plaintiffs”) allegations include (i) breach of fiduciary duties, (ii) abuse of control, (iii) gross mismanagement, (iv) unjust enrichment, (v) insider trading, (vi) corporate waste, (vii) common-law conspiracy, and (viii) statutory conspiracy. Plaintiffs did not quantify any alleged damages in their complaints but, in addition to attorneys’ fees and costs, Plaintiffs seek (1) a declaration that the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company, (2) a determination and award to the Company of the damages sustained by the Company as a result of the violations of each of the Individual Defendants, jointly and severally, (3) a directive to the Company and the Individual Defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures to comply with applicable laws and to protect the Company and its shareholders from a repeat of the events that led to the filing of this action, (4) a determination and award to the Company of exemplary damages in an amount necessary to punish the Individual Defendants and to make an example of the Individual Defendants to the community according to proof of trial, (5) the awarding of restitution to the Company from the Individual Defendants, (6) a requirement that the Company establish corporate policies and procedures prohibiting the use of Chinese manufacturers of its products, (7) a prohibition against the Company using wood or wood products from the Russian Far East, (8) a requirement that the Company establish corporate policies and procedures to ensure compliance with CARB standards for all of its flooring products, and (9) disgorgement and payment to the Company of all compensation and profits made by the Individual Defendants, and each of them, at any time during which such Individual Defendants were breaching fiduciary duties owed to the Company and/or committing, or aiding and abetting the commitment of, corporate waste.

Additionally, in May 2015, the Company received a shareholder demand from Timothy Horton (“Horton”). The allegations and demands made by Horton overlap substantially with those raised in the consolidated action. On June 11, 2015, the Special Committee exercised its authority to create a three-person Demand Review Committee, which is comprised of three independent directors and tasked with investigating the claims made in the consolidated action and the Horton demand letter and making a recommendation to the board of directors as to whether it would be in the best interests of the Company to pursue any of those claims. On July 27, 2015, the members of the Demand Review Committee filed a motion to stay the consolidated action pending completion by the Demand Review Committee of its investigation and recommendation to the board of directors. This motion is not yet fully briefed.

On July 27, 2015, the Company filed a motion to dismiss based on the failure to make a demand upon the Company’s board of directors and the Individual Defendants filed a motion to dismiss based on the failure to state a claim. These motions are not yet fully briefed. Based on the uncertainty of litigation and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Costello Matter

On or about March 6, 2015, James Costello (“Costello”) filed a shareholder derivative suit in the Court of Chancery of the State of Delaware against the Company’s directors at that time (the “Costello Defendants”). The Company was named as a nominal defendant only. In the complaint, Costello’s allegations include (i) breach of fiduciary duties, (ii) gross mismanagement, (iii) unjust enrichment, and (iv) insider selling and the misappropriation of certain of our information in connection therewith. Costello did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Costello seeks (i) against the Costello Defendants and in the Company’s favor the amount of damages sustained by the Company as a result of the Costello Defendants’ breaches of fiduciary duties, gross mismanagement and unjust enrichment, (ii) extraordinary equitable and/or injunctive relief, including attaching, impounding, imposing a constructive trust on or otherwise restricting the proceeds of the Costello Defendants’ trading activities or their assets, and (iii) awarding to the Company restitution from the Costello Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Costello Defendants. On April 1, 2015, the case was voluntarily stayed.

In May 2015, the Company received Horton’s shareholder demand. The allegations and demands made by Horton overlap substantially with those raised by Costello. On June 11, 2015, the Special Committee exercised its authority to create a three-person Demand Review Committee, which is comprised of three independent directors and tasked with investigating the claims made in Costello action and the Horton demand letter and making a recommendation to the board of directors as to whether it would be in the best interests of the Company to pursue any of those claims. On July 27, 2015, the members of the Demand Review Committee filed a motion to stay the Costello action pending completion by the Demand Review Committee of its investigation and recommendation to the board of directors. This motion is not yet fully briefed.

On June 19, 2015, the stay was lifted at Costello’s request and Costello subsequently filed an amended complaint. The amended complaint added the Company’s Senior Vice President, Supply Chain, former Chief Merchandising Officer and former Chief Financial Officer as defendants and seeks additional equitable and/or injunctive relief that would require the Company to institute certain compliance policies and procedures. On July 9, 2015, the Company filed a motion to dismiss based on the failure to make a demand upon the Company’s board of directors and the Costello Defendants filed a motion to dismiss based on the failure to state a claim and the exculpatory provision in the Company’s Certificate of Incorporation. These motions are not yet fully briefed. Based on the uncertainty of litigation and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

McBride Matter

On or about March 27, 2015, James Michael McBride (“McBride”) filed a shareholder derivative suit in the Circuit Court of the City of Williamsburg and County of James City, Virginia against the Company’s directors at that time, as well as its former Chief Merchandising Officer and former Chief Financial Officer (collectively, the “McBride Defendants”). The Company was named as a nominal defendant only. In the complaint, McBride’s allegations include (i) breach of fiduciary duties, (ii) gross mismanagement, (iii) abuse of control, (iv) insider trading, and (v) unjust enrichment. McBride did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, McBride seeks (i) the awarding, against the McBride Defendants, and in favor of the Company, of damages sustained by the Company as a result of certain of the McBride Defendants’ breaches of their fiduciary duties and (ii) a directive to the Company to (a) take all necessary actions to reform and improve its corporate governance and internal procedures, (b) comply with its existing governance obligations and all applicable laws and (c) protect the Company and its investors from a recurrence of the events that led to the filing of this action. On July 6, 2015, McBride filed an amended complaint. The amended complaint added claims for statutory conspiracy and common law conspiracy and, in connection with the statutory conspiracy claim, seeks damages in the amount of three times the actual damages incurred by the Company as the result of the alleged wrongful acts. Based on the uncertainty of litigation and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to the Company’s engineered hardwood imported from China, which accounted for approximately 10% of its flooring purchases in 2014 and approximately 11% of its flooring purchases in the first six months of 2015.

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

Following the issuance of the orders, a number of appeals were filed by several parties, including the Company, with the Court of International Trade (“CIT”) challenging various aspects of the determinations made by both the ITC and DOC, including certain aspects that may impact the validity of the AD and CVD orders and the applicable rates. The appeal of the CVD order was dismissed in June 2015. On January 23, 2015, the CIT issued a decision rejecting the challenge of the AD rate for all but one Chinese exporter. This decision was finalized on July 6, 2015, appealed to the Court of Appeals for the Federal Circuit on July 31, 2015 and may take a year to conclude.

As part of its processes in these proceedings, the DOC conducts annual reviews of the CVD and AD rates. In such cases, the DOC will issue preliminary rates that are not binding and were subject to comment by interested parties. After consideration of the comments received, the DOC will issue final rates for the applicable period, which may lag by a year or more. As rates are adjusted through the administrative reviews, the Company adjusts its payments prospectively based on the final rate.

In the first DOC annual review in this matter, rates were modified for AD rates through November 2012 and for CVD rates through 2011. Specifically, the AD rate was set at 5.92% and the CVD rate was set at 0.83%. These rates are being appealed to the CIT by several parties, including the Company. Nevertheless, at June 30, 2015, the Company was paying these rates on each applicable purchase. Based on what has been paid by the Company to date for the periods covered by the first annual review, the Company believes its best estimate of the probable loss was approximately $833 for shipments during the applicable time periods covered by the first annual review, which the Company recorded as a long-term liability in our condensed consolidated balance sheet and in cost of sales in its second quarter 2015 condensed consolidated financial statements.

In January 2015, pursuant to the second annual review, the DOC issued a non-binding preliminary AD rate of 18.27% for purchases from December 2012 through November 2013 and a preliminary CVD rate of 0.97% for purchases in fiscal year 2012. The rates were finalized in early July 2015 with the AD rate set at 13.74% and the CVD rate set at 0.99%. The Company plans to appeal these rates. As these rates are now confirmed, the Company believes its best estimate of the probable loss was approximately $4,089 for shipments during the applicable time periods, which the Company recorded as a long-term liability on its condensed consolidated balance sheet and in cost of sales in its second quarter 2015 condensed consolidated financial statements. Beginning in July 2015, the Company began paying these rates on each applicable purchase.

If these rates remain in effect for shipments subsequent to November 2013 (AD) and shipments subsequent to December 2012 (CVD), the Company would owe an additional $5,076 for all shipments through June 30, 2015. As no rates have been finalized for these periods, the Company has not recorded an accrual in its condensed consolidated financial statements for the impact of higher rates for the time periods subsequent to the second annual review. Based on the information available, the Company believes there is at least a reasonable possibility that an additional charge may be incurred in the range of $0 to $5,076. A loss greater than this amount may be incurred, but the Company is unable to estimate the amount at this time.

The third annual review of the AD and CVD rates has been initiated in February 2015, with preliminary rates expected in September 2015. Any change in the applicable rates as a result of the third annual review would apply to imports occurring after the second period of review.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of our management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. Forward-looking statements in this report may include, without limitation, statements regarding legal matters and settlement discussions, elevated levels of legal and professional fees, sales growth, comparable store net sales, number of stores providing installation services, impact of cannibalization, price changes, inventory availability and inventory per store, inventory valuation, earnings performance, stock-based compensation expense, margins, return on invested capital, advertising costs, costs to administer the Company’s indoor air quality testing program, intention to conduct additional investigation and reviews in connection with certain consumers’ indoor air quality tests, strategic direction, the scale of the expansion of and transition to the Company’s laminate products sourced from Europe and North America, supply chain, the demand for the Company’s products, benefits from an improving housing market, construction of engineered hardwood as to not be subject to anti-dumping and countervailing duties, ultimate resolution of governmental investigations, and store openings and remodels. The Company’s actual results could differ materially from those projected in or contemplated by the forward-looking statements as a result of potential risks, uncertainties and other factors including, but not limited to, changes in general economic and financial conditions, such as the rate of unemployment, consumer access to credit, and interest rate; the volatility in mortgage rates; the legislative/regulatory climate; political unrest in the countries of the Company’s suppliers; the availability of sufficient suitable hardwood; the impact on the Company if the Company is unable to maintain quality control over our products; the cost and effect on the Company’s reputation of, and consumers’ purchasing decisions in connection with, unfavorable allegations surrounding the product quality of the Company’s laminates sourced from China; the Company’s suppliers’ ability to meet its quality assurance requirements; disruption in the Company’s suppliers’ abilities to supply needed inventory; the impact on the Company’s business of its expansion of laminate products sourced from Europe and North America; disruptions or delays in the production, shipment, delivery or processing through ports of entry; the strength of the Company’s competitors and their ability to increase their market share; slower growth in personal income; the number of customers requesting and cost associated with addressing the Company’s indoor air quality testing program; the ability to collect necessary additional information from applicable customers in connection with indoor air quality test results; changes in business and consumer spending and the demand for the Company’s products; changes in transportation costs; the rate of growth of residential remodeling and new home construction; the demand for and profitability of installation services; changes in the scope or rates of any antidumping or countervailing duty rates applicable to the Company’s products; the duration, costs and outcome of pending or potential litigation or governmental investigations; ability to reach an appropriate resolution in connection with the governmental investigations; ultimate disposition of the laminate flooring sourced from China at or above current valuation; and inventory levels. The Company specifically disclaims any obligation to update these statements, which speak only as of the dates on which such statements are made, except as may be required under the federal securities laws. Information regarding these additional risks and uncertainties is contained in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”), including the Item 1A, “Risk Factors,” section of (i) the Form 10-K for the year ended December 31, 2014 and (ii) the Form 10-Q for the quarter ended March 31, 2015.

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2014.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America. At June 30, 2015, we sold our products through 363 Lumber Liquidators stores in 46 states in the United States (“U.S.”) and in Canada, a call center, websites and catalogs. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. With a balance of price, selection, quality, availability and service, we believe our value proposition is the most complete within a highly-fragmented hardwood flooring market. Sourcing directly from the mill provides the foundation for this value proposition, further strengthened by our unique store model, the industry expertise of our people, our singular focus on hard-surface flooring and our expansion of our advertising reach and frequency.

On May 21, 2015, the Company announced that it had accepted the resignation of its chief executive officer. Our founder has, at the request of the board of directors, agreed to serve as our acting chief executive officer while a national search is conducted to identify a replacement. We have engaged outside resources to assist us in identifying the right candidate and are actively searching; however, a specific timetable has not been set. Under the leadership of our founder, we are focused on certain key initiatives including:

•	Getting back to basics, including rationalizing our product assortment and challenging our non-core investments, by:

o	Simplifying our product assortment, reducing our inventory levels and ensuring that each store location has the right mix of product available for the customer;

o	Continuing to expand our assortment of laminates sourced from North America and Europe as well as expanding our assortment of Bellawood in the engineered hardwood and bamboo merchandise categories; and

o	Phasing out a significant portion of tile flooring and related accessories, and discontinuing certain of our vertical integration initiatives.

•	Taking care of our customers, including providing good products at good prices and undertaking measures to increase customer trust, by:

o	Continuing to utilize promotional pricing combined with everyday low prices to drive customer traffic;

o	Implementing initiatives to retain our people, including our flooring experts who are instrumental in the customer experience; and

o	Fulfilling our commitment to customers who participated in our air quality testing program.

•	Executing on our value proposition to improve operational efficiencies and bring value to our shareholders, including:

o	Allowing senior management to focus on the business while the Special Committee of the Board of Directors (the “Special Committee”) manages certain legal, regulatory and compliance matters; and

o	Continuing to invest in store-based growth, although at a reduced pace compared to our original plan. In 2015, we now plan to open 20 to 25 new store locations and remodel 10 to 15 locations to our expanded showroom format.

Executive Summary of Results

Our results for the quarter ended June 30, 2015 were impacted by the following key items:

•	A net loss of $20.3 million, or $(0.75) per diluted share, compared to net income of $16.6 million, or $0.60 per diluted share in the second quarter of 2014.

•	Net sales of $247.9 million, a decrease of 5.8% from the second quarter of 2014, including a comparable store net sales decline of 10.0% due to a 7.6% decrease in the number of customers invoiced and a 2.4% decrease in the average sale. We believe net sales were negatively impacted by unfavorable allegations surrounding the product quality of our laminates sourced from China as part of a 60 Minutes broadcast (the “Broadcast”) as well as our decision to suspend sales of laminates sourced from China. During the quarter, we implemented aggressive promotional pricing, which we believe partially offset the decrease in the number of customers invoiced.

•	Gross margin declined to 25.1% from 40.4%. In addition to the matters noted below, this decline was a result of certain continued reductions in retail prices implemented in 2014, further promotional pricing during the second quarter to drive consumer traffic and to reduce inventory, and changes in sales mix. The average retail price per unit sold during the three and six month periods ended June 30, 2015 decreased 6.3% and 6.5%, respectively, from the comparable periods in 2014.

o	We recorded $4.9 million as our best estimate of the probable loss for countervailing duties (“CVD”) and antidumping duties (“AD”) owed on applicable shipments of engineered hardwood imported from China through June 30, 2015 based on the Department of Commerce’s (“DOC”) finalization of the second annual review of CVD and antidumping AD rates.

o	We incurred $4.9 million in the second quarter of 2015, including an increase in the reserve for future costs of $1.9 million, related to our indoor air quality testing program.

o	Costs of $3.7 million related to the simplification of our business, primarily our decision to phase out a significant portion of tile flooring and related accessories.

o	Costs of $1.5 million related to our decision to discontinue certain vertical integration initiatives.

o	On May 7, 2015, we suspended the sale of laminate products sourced from China pending the completion of an evaluation by the Special Committee. At June 30, 2015, we had approximately $19.8 million in inventory of suspended laminate flooring sourced from China. During the quarter ended June 30, 2015, we recorded an impairment charge of approximately $0.3 million within cost of sales related to our laminate flooring sourced from China, primarily flooring with less than job-lot quantities on hand as we do not currently intend to purchase additional quantities of such product.

•	Selling, general and administrative (“SG&A”) expenses increased $11.5 million to 36.5% of net sales.

o	Increases in legal and professional fees of $6.3 million, primarily related to our investigation and defense of various legal and regulatory matters.

o	An accrual of approximately $3.2 million associated with the DOJ’s investigation of certain engineered hardwood with Lacey Act compliance issues that were determined as part of our internal compliance review procedures in the second quarter of 2015.

o	Expenses of $1.4 million related to the simplification of our business, primarily our decision to phase out a significant portion of tile flooring and related accessories.

Update on Laminate Flooring Sourced from China

On March 1, 2015, the Broadcast aired in which certain unfavorable allegations were made surrounding the product quality of our laminates sourced from China. Shortly thereafter, we began voluntarily offering free indoor air quality screening kits to certain of our flooring customers, predominately those who had purchased laminate flooring sourced from China. Refer to Other Matters for further discussion of this program and related costs.

On May 7, 2015, the Company suspended the sale of its laminate products sourced from China pending further assessment of the situation. Based on Special Committee’s efforts to date, it appears that our Chinese laminate flooring suppliers have sold product to us that the suppliers have certified and labeled as compliant with California formaldehyde standards. However, we continue to review the underlying certification and labeling processes and practices of our suppliers. We are considering a number of factors, including specific evaluation of the suspended laminate flooring from China, when determining the alternatives related to the suspended flooring.

We believe the Broadcast negatively impacted our sales for the quarter ended June 30, 2015, as evidenced by the trend in comparable store sales immediately prior to the Broadcast and for the second quarter. We also believe net sales were negatively impacted by constraints on inventory caused by the suspension of sales of laminates sourced from China. Due to a variety of factors including customer behavior and competitive factors, a determination of the impact of these events on our net sales and gross margin was impracticable.

In order to meet customer demand, we have shifted the sourcing of laminate products previously manufactured in China to suppliers located in Europe and North America. We believe the flooring industry’s greater demand for products from these regions will increase the unit costs significantly over those for similar products sourced from China. We expect the transition to these new suppliers to occur throughout the summer, and we believe we will have full availability of our entire assortment of laminate products in the fall of 2015. If the scale of the expansion and customer demand significantly varies from our estimates, the availability of certain products in future periods may be impacted, either increasing customer wait time or increasing the carrying levels of certain products.

On March 4, 2015, we received notice from the Consumer Product Safety Commission (“CPSC”) that it has requested samples of our laminate flooring manufactured in China. We have been fully cooperating with the CPSC and have provided testing and safety information to the CPSC staff.  On March 9, 2015, we submitted an initial report in accordance with Section 15 of the Consumer Product Safety Act.  On April 9, 2015, at the CPSC’s request, we submitted a Section 15b full report.  We have been in ongoing discussions with CPSC about our air quality testing program and are providing the CPSC with frequent updates. The CPSC has recently obtained additional samples of our laminate flooring manufactured in China for further formaldehyde emissions testing.

We also have received requests for information from various state attorneys general regarding our laminate flooring sourced from China. We have been fully cooperating with these requests. Additionally, refer to Part II, Item I – Legal Proceedings for a complete discussion of legal matters that relate to these products and which could have a significant adverse effect on our business and financial condition.

Current Trends

Net Sales and Gross Margin. As we enter the fall flooring season in late August, the number of months post the Broadcast increases and our laminate assortment is returned to full in-stock levels, we believe customer demand and our ability to fulfill it will strengthen. We plan to adjust our promotional pricing in response to anticipated consumer demand. Additionally, net sales of engineered hardwood may be impacted in the second half of 2015 due to constrained inventory levels as a result of the suspension of purchases and sales of certain engineered hardwood products sourced from China. At this time, we continue to be unable to estimate longer-term customer demand trends and the long-term impact to our brand from the various allegations and investigations.

We believe gross margin in the second half of 2015 will be adversely impacted as compared to the second half of 2014 as we continue to invest in our value proposition to drive customer traffic, primarily through pricing; increase our sales of laminates sourced outside of China; and modify our assortment of engineered hardwood to those not subject to CVD and AD. Additionally, we believe gross margin and sales mix trends will continue to be adversely impacted until our full assortment of laminates and engineered hardwood are available. During the second quarter of 2015, we focused on the reduction of our inventory levels and began to rationalize our product assortment. We expect to continue to simplify our product assortment which may result in an increase in clearance product. As we sell through clearance product, our average selling price could be reduced and our gross margin adversely impacted.

Selling, General and Administrative Expenses. With respect to SG&A expenses in the second half of 2015, we expect an increase in payroll as we implement initiatives to retain and motivate our employees, and we expect legal and professional fees to remain elevated while the various legal proceedings and regulatory investigations continue.

We are involved in several legal proceedings and regulatory investigations as discussed in Part II, Item I – Legal Proceedings, many of which have resulted from the unfavorable allegations surrounding the product quality of our laminates sourced from China. Defending against these actions may negatively impact our operations and financial condition and may involve diversion of management’s attention and resources as well as harm to our reputation and business.

Results of Operations

Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net sales	$247,944	$263,085	$507,905	$509,376
Percentage (decrease) increase	(5.8)%	2.3%	(0.3)%	4.5%

Number of stores open at end of period	363	344	363	344
Number of stores in expanded showroom format	124	87	124	87
Number of stores opened in period	7	13	11	26
Number of stores remodeled in period[1]	1	4	10	9
	percentage increase (decrease)
Average sale[2]	(2.4)%	(1.8)%	(4.4)%	0.3%
Average retail price per unit sold[3]	(6.3)%	(1.1)%	(6.5)%	0.3%

Comparable stores[4]:
Net sales	(10.0)%	(7.1)%	(6.0)%	(4.0)%
Customers invoiced[5]	(7.6)%	(5.3)%	(1.6)%	(4.3)%
Net sales of stores operating for 13 to 36 months	(6.5)%	2.1%	(2.1)%	3.0%
Net sales of stores operating for more than 36 months	(10.5)%	(8.1)%	(6.6)%	(4.8)%

Net sales in markets with all stores comparable (no cannibalization)	(8.3)%	(3.4)%	(3.8)%	(0.2)%
Net sales in cannibalized markets[6]	10.1%	15.2%	15.8%	17.0%

___________________

 1 A remodeled store remains a comparable store as long as it is relocated within the primary trade area.

2 Average sale, calculated on a total company basis, is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).

3 Average retail price per unit sold is calculated on a total company basis and excludes non-merchandise revenue.

4 A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.

5 Change in number of customers invoiced is calculated by applying the average sale to total net sales at comparable stores.

6 A cannibalized market has at least one comparable store and one non-comparable store.

Net sales for the second quarter of 2015 decreased $15.1 million, or 5.8%, over the second quarter of 2014 as an increase in net sales in non-comparable stores of $11.1 million was more than fully offset by a decrease in net sales in comparable stores of $26.2 million. Net sales for the six months ended June 30, 2015 decreased $1.5 million, or 0.3%, over the same prior year period as an increase in net sales in non-comparable stores of $29.2 million was more than fully offset by a decrease in net sales in comparable stores of $30.7 million. Net sales in 2015 were primarily impacted by the following factors:

•	We believe unfavorable allegations surrounding the product quality of our laminates sourced from China, including claims asserted in the Broadcast, negatively impacted the number of customers invoiced and demand for all merchandise categories, with laminates and bamboo being impacted the most.

•	During the second quarter of 2015, we implemented aggressive promotional pricing which we believe partially offset the adverse impact of the unfavorable allegations surrounding the product quality of our laminates sourced from China. The promotional pricing, however, significantly reduced the average retail price per unit sold during the period.

•	We believe net sales in the second quarter of 2015 were negatively impacted by the suspension of sales of all laminate flooring sourced from China, which included a large assortment of our premium laminates. Overall, the mix of total laminate sales decreased in comparison to the prior year period primarily as a result of the suspension of the sale of certain laminates and lower, or constrained, laminate inventory levels. Total laminate net sales were 13.6% of net sales in the second quarter of 2015, compared to 18.3% in the second quarter of 2014. Laminates sourced from China were 4.0% of total second quarter 2015 net sales, compared to 12.2% for the second quarter of 2014.

•	Due to a variety of factors including customer behavior and competitive factors, determination of the impact of the Broadcast and the suspension of sales of all laminate flooring sourced from China on our net sales was impracticable.

•	Net sales in the three and six months ended June 30, 2015 included $9.5 million and $17.3 million of delivery and installation services, respectively, up from $8.8 million and $15.2 million in the comparable periods in 2014, respectively. At June 30, 2015, our own associates performed certain customer-facing, consultative services and coordinated the actual installation services provided by third-party professional installers in 154 stores.

We believed net sales in the three and six month periods ended June 30, 2014 were negatively impacted by the unusually severe winter weather experienced in the U.S. and Canada during 2014. Our reduced customer traffic coincided with certain weak macroeconomic trends related to residential remodeling, including existing home sales, which were lower in 2014 than the corresponding periods in 2013. Additionally, we believed our constrained inventory levels in certain key merchandise categories, primarily laminates, vinyl plank and engineered hardwoods, reduced our ability to convert customer demand into invoiced sales during the second quarter of 2014.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net Sales	$247,944	$263,085	$507,905	$509,376
Cost of Sales	185,660	156,847	354,009	301,851
Gross Profit	$62,284	$106,238	$153,896	$207,525
Gross Margin	25.1%	40.4%	30.3%	40.7%

We believe that the significant drivers within gross margin and their estimated impact compared to the prior year are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Driver	Description	2015	2014[1]	2015	2014[1]
		expansion (contraction) in basis points
Product	Changes in the average retail price per unit sold; Cost of acquiring the products we sell from our suppliers, including the impact of our sourcing initiatives; Customs and duty charges; Changes in the mix of products sold; Changes in the average retail price and related cost of services, including installation and delivery; Changes in finishing costs to produce a unit of our proprietary brands.	(990)	(120)	(670)	(50)

Transportation	International and domestic transportation costs, including the impact of international container rates; Fuel and fuel surcharges; Impact of vendor shipments received directly by our stores; Transportation charges from our distribution centers to our stores and between stores.	—	—	(40)	—

All Other	Investments in our quality control procedures; Warranty and customer satisfaction costs; Inventory shrink and impairment; Net costs of producing samples.	(540)	30	(330)	40

Total Change in Gross Margin from the prior year		(1,530)	(90)	(1,040)	(10)

___________________

1 The cost of delivery to our customers has been reclassified from Transportation to Product.

Product: We believe gross margin was adversely impacted primarily due to several factors.

•	Certain planned reductions in retail prices implemented in late 2014 and greater promotional pricing in March 2015, both of which continued aggressively throughout the second quarter of 2015 across all merchandise categories to drive customer traffic and reduce inventory;

•	Declines in the sales mix of laminates and bamboo primarily as a result of constrained levels of laminates and consumer concerns over the quality of product sourced from China, which were largely picked up by solid and engineered hardwood. Hardwood products generally have higher retail price points but lower than average gross margins, however, those products promoted as substitutes for constrained products were often offered at lower than historical retail prices;

•	An increase in the sales mix of moldings-accessories, which increased to 20.6% and 20.4% of total net sales in the three and six months ended June 30, 2015, respectively, from 19.8% and 19.4% in the three and six months ended June 30, 2014, respectively, raised gross margin by approximately 70 basis points and 80 basis points in the three and six months ended June 30, 2015, respectively.

•	Due to a variety of factors including customer behavior and competitive factors, determination of the impact of the Broadcast and the suspension of sales of all laminate flooring sourced from China on our gross margin was impracticable.

•	As more fully described in Part II, Item I – Legal Proceedings, Antidumping and Countervailing Duties Investigation, based on the finalization of the second annual review of CVD and AD rates for engineered hardwood sourced from China for periods covered in the second annual review, we recorded $4.9 million in the second quarter of 2015, or 200 basis points, as our best estimate of the probable loss for CVD and AD owed on applicable shipments of engineered hardwood imported from China. If the outcome of ongoing proceedings continues to be adverse, our results of operations may be materially adversely impacted in future periods. We currently source a portion of our engineered hardwood from locations outside of China, and we believe we have the ability to increase our purchases from these suppliers if the need arises, although at a potentially higher cost of product than our current engineered hardwood cost. Additionally, we are modifying our assortment of engineered hardwood, which we believe is constructed in such a way as to not be subject to AD and CVD.

Transportation: The impact on gross margin was neutral as generally lower domestic transportation rates and operational efficiencies were offset by weaker than expected net sales. Transportation costs in the six months ended June 30, 2015 included approximately $1.6 million, or 32 basis points, of incremental expenses incurred in conjunction with the consolidation and transition of the East Coast distribution center, which was completed by the end of the first quarter of 2015.

All Other Costs: Gross margin was adversely impacted primarily due to several factors.

•	Approximately $4.9 million, or 200 basis points, in the second quarter of 2015 for the cost of test kits which were probable of being sent to our customers as part of the air quality testing program and subsequent follow-up with customers, including an increase in the reserve for future costs associated with the program of $1.9 million. This reserve was an estimate of future costs to evaluate whether our laminate flooring was the primary driver of the air quality testing results above World Health Organization (“WHO”) standards. Approximately $7.2 million was recorded in the six months ended June 30, 2015 associated with this program. Should our actual experience related to results of our indoor air quality testing program and subsequent follow-up with customers differ from these estimates, there may be a material impact on our operating results.

•	Approximately $3.7 million, or 150 basis points, recorded as a lower of cost or market adjustment for certain tile flooring and related accessories due to our decision not to pursue an expansion into the tile flooring business in the near term.

•	An increase of approximately $1.1 million, or 44 basis points, in the second quarter 2015 net accrual for inventory loss or obsolescence.

•	In 2014, we entered into an arrangement to begin to vertically integrate our domestic hardwood supply to feed our finishing lines. During the quarter ended June 30, 2015, we decided to discontinue certain of these vertical integration initiatives and terminated our prior arrangement. As a result, we recorded a charge of $1.5 million or 59 basis points.

•	Approximately $0.9 million of customer satisfaction costs, including a reserve of $0.4 million, primarily related to projects that were incomplete as of the date sales of certain laminate and engineered hardwood products were suspended during the second quarter of 2015.

•	An inventory impairment charge of approximately $0.3 million, or 14 basis points, in the second quarter of 2015 related to certain laminates sourced from China, primarily those with less than job-lot quantities on hand as we do not currently intend to purchase additional quantities of such product. Although we believe these products are appropriately valued at $19.8 million as of the balance sheet date, there can be no assurance that future events or changes in key assumptions would not significantly impact the value of our laminate flooring sourced from China. Should future events or key assumptions, including the potential channels for disposition of our laminate flooring sourced from China, differ from current expectations, we may record a material impairment charge related to this flooring.

Operating (Loss) Income and Operating Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Gross Profit	$62,284	$106,238	$153,896	$207,525
SG&A Expenses	90,551	79,066	188,231	157,932
Operating (Loss) Income	$(28,267)	$27,172	$(34,335)	$49,593
Operating Margin	(11.4)%	10.3%	(6.8)%	9.7%

The following table sets forth components of our SG&A expenses as a percentage of net sales, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total SG&A Expenses	36.5%	30.1%	37.1%	31.0%
Salaries, Commissions and Benefits	13.5%	11.4%	13.0%	11.9%
Advertising	8.4%	8.7%	8.5%	8.6%
Occupancy	4.3%	4.1%	4.5%	4.2%
Depreciation and Amortization	1.7%	1.3%	1.6%	1.3%
Stock-Based Compensation	(0.3)%	0.5%	0.1%	0.6%
Other SG&A Expenses	7.6%	4.1%	6.8%	4.4%
Government Investigations Accruals	1.3%	—	2.6%	—

SG&A expenses increased $11.5 million, or 14.5%, in comparing the second quarter of 2015 to 2014, and as a percentage of sales, increased 640 basis points. SG&A expenses increased $30.3 million, or 19.2%, in comparing the first half of 2015 to 2014, and as a percentage of sales, increased 610 basis points. SG&A expenses were primarily impacted by the following:

•	Salaries, commissions and benefits in the three and six months ended June 30, 2015 increased as a percentage of net sales primarily due to incremental costs related to store base growth, greater commissions earned by our store management, severance for certain individuals, a one-time adjustment to a payroll accrual and weaker than expected net sales. These increases were partially offset by lower accruals related to our management bonus plan in the six months ended June 30, 2015.

•	Advertising expenses decreased as a percentage of net sales as leverage of our national advertising campaigns over a larger store base was partially offset by increases in costs to strengthen our brand messaging and broaden our reach and frequency.

•	Occupancy costs in the three months ended June 30, 2015 were consistent with those in the comparable period of 2014 primarily due to the opening of our East Coast distribution center which was fully offset by store base expansion. Occupancy costs as a percentage of net sales increased primarily due to weaker than expected net sales.

•	Depreciation and amortization increased primarily due to store base expansion and our infrastructure investments, including supply chain.

•	Stock-based compensation in the three months ended June 30, 2015 decreased due primarily to the resignation of our chief executive officer in the second quarter of 2015.

•	Other SG&A expenses included:

o	approximately $9.7 million and $3.4 million of legal and professional fees in the second quarter of 2015 and 2014, respectively, and $16.9 million and $7.4 million in the six months ended June 30, 2015 and 2014, respectively; and

o	approximately $1.4 million in fixed asset impairment charges in the second quarter of 2015 related to our decision to phase out a significant portion of tile flooring and related accessories.

•	An accrual of approximately $3.2 million was recorded in the second quarter of 2015 associated with the DOJ’s investigation of certain engineered hardwood with Lacey Act compliance issues that were determined as part of our internal compliance review procedures in the second quarter and an accrual of $10.0 million was recorded in the first quarter of 2015 associated with the DOJ’s investigation of the importation of certain of our wood flooring products.

•	Incremental expenses incurred in conjunction with the consolidation and transition of the East Coast distribution center, primarily salaries and occupancy, were approximately $1.1 million in the first six months of 2015, all of which were incurred in the first quarter of 2015.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Income Tax (Benefit) Expense	$(7,985)	$10,495	$(6,289)	$19,128
Effective Tax Rate	28.2%	38.7%	18.3%	38.7%

The Company’s effective tax rate in the three months ended June 30, 2015 was impacted primarily by a decrease in state taxes offset by uncertainty around the deductibility of certain legal accruals and revised projected pretax income for the remainder of 2015. The year-over-year difference in the Company’s effective tax rate resulted primarily from the uncertainty around the deductibility of certain legal accruals.

Net (Loss) Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net (Loss) Income	$(20,347)	$16,607	$(28,127)	$30,301
As a percentage of net sales	(8.2)%	6.3%	(5.5)%	5.9%

Net income decreased $37.0 million comparing the second quarter of 2015 to 2014, and decreased $58.4 million comparing the six months ended June 30, 2015 to the six months ended June 30, 2014.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. We periodically use excess cash flow to repurchase shares of our common stock under our stock repurchase program, however, we have suspended our share repurchase plan until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. Our principal sources of liquidity at June 30, 2015 were $45.3 million of cash and cash equivalents, our cash flow from operations and $79.0 million of availability under our revolving credit facility. Even though there are significant uncertainties associated with the extent of the negative impact of the unfavorable product allegations against us and the unresolved government investigations and legal matters, we believe that cash flow from operations, together with existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the foreseeable future. If the impact of these allegations are more negative than anticipated or the outcome of legal matters are unfavorable, we may need to seek additional sources of liquidity.

In 2015, we now expect capital expenditures to total between $20 million and $25 million. In addition to general capital requirements, we have or intend to:

•	open a total of 20 to 25 new store locations, using up to $7 million of cash;

•	remodel or relocate a total of 10 to 15 existing stores, using up to $3.5 million of cash;

•	complete our East Coast distribution center and new finishing line; and

•	continue to invest in integrated information technology systems.

Cash and Cash Equivalents

During the first six months of 2015, cash and cash equivalents increased $25.0 million to $45.3 million. The increase of cash and cash equivalents was primarily due to $19.2 million of net cash provided by operating activities and $20.0 million borrowed under the revolving credit facility, which were partially offset by the use of $14.3 million for capital expenditures.

During the first six months of 2014, cash and cash equivalents decreased $32.6 million to $48.1 million. The decrease of cash and cash equivalents was primarily due to $38.5 million of net cash used to repurchase common stock and $28.3 million for capital expenditures partially offset by net cash provided by operating activities of $28.1 million.

Merchandise Inventories

Merchandise inventories at June 30, 2015 decreased $51.6 million from December 31, 2014, due to a decrease in available for sale inventory of $22.9 million and a decrease in inbound in-transit inventory of $28.7 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of June 30, 2015	As of December 31, 2014	As of June 30, 2014
	(in thousands)
Inventory – Available for Sale	$243,060	$265,949	$236,298
Inventory – Inbound In-Transit	19,683	48,422	36,442
Total Merchandise Inventories	$262,743	$314,371	$272,740

Available Inventory Per Store	$670	$756	$687

Available inventory per store at June 30, 2015 was lower than both December 31, 2014 and June 30, 2014, primarily as a result of our efforts to simplify our assortment and changes made in the carrying value of inventory which were partially offset by weaker than expected net sales. Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning

As part of our strategy to get back to basics, we are simplifying our product assortment, reducing our inventory levels and ensuring that each store location has the right mix of product available for the customer. We believe this will improve the showroom experience for our customers.

Cash Flows

Operating Activities. Net cash provided by operating activities was $19.2 million and $28.1 million for the six months ended June 30, 2015 and 2014, respectively. Net cash provided by operating activities in the first six months of 2015 decreased primarily due to less profitable operations and a decrease in accounts payable which were partially offset by a decrease in merchandise inventory and other working capital changes. Net cash provided by operating activities in the first six months of 2014 increased primarily due to a smaller build in merchandise inventories, net of accounts payable, as well as an increase in customer deposits and store credits, which was partially offset by less profitable operations compared to the first six months of 2013.

Investing Activities. Net cash used in investing activities for capital expenditures was $14.3 million and $28.3 million for the six months ended June 30, 2015 and 2014, respectively. Capital expenditures for the first six months of 2015 included approximately $6.3 million related to store base expansion and remodeling, approximately $2.4 million related to the East Coast distribution center and approximately $1.5 million for the new finishing line. Capital expenditures during the first six months of 2014 included approximately $10.5 million related to the store base expansion, approximately $8.5 million related to the East Coast distribution center, approximately $5.5 million in vertical integration projects and approximately $1.1 million related to the West Coast distribution center.

Financing Activities. Net cash provided by financing activities was $19.6 million for the six months ended June 30, 2015, primarily due to $20.0 million of borrowings on the revolving credit facility. Net cash used in financing activities was $32.6 million for the six months ended June 30, 2014, primarily due to repurchases of common stock.

Other Matters

Indoor Air Quality Testing Program Results

In early March 2015, we began voluntarily offering free indoor air quality screening to certain of our flooring customers, predominately those who had purchased laminate flooring sourced from China. Home air test kits were selected as a quick, effective way to measure the total level of formaldehyde in indoor air from all sources, not just from the flooring.

We retained Building Health Check, LLC (“BHC”) to coordinate our indoor air quality testing program.  The customer receives the home test kit from BHC and controls the sampling process, with clear instructions on how to conduct the sampling.  The samples are then sent by the customer to EDLab at Pure Air Control Services, Inc. (“EDLab”) where EDLab then forwards them to one of EDLab’s partner laboratories, which are all accredited for formaldehyde analysis by the American Industrial Hygiene Association’s Laboratory Accreditation Programs, LLC. We have also engaged independent monitoring resources to review the work flow process in connection with the testing program and perform quality review services relating to the compilation and dissemination of testing results.

From early March through June 30, 2015, BHC sent approximately 41,400 testing kits to Lumber Liquidators customers through the program and approximately 22,600 of those testing kits were returned (“Phase 1”). Of those returned, over 90% had indicated indoor air concentrations of formaldehyde that were within the guidelines set by the WHO as protective against sensory irritation and long-term health effects. While various groups have recommended higher or lower levels, there is currently no national standard for recommended indoor home air concentrations of formaldehyde in the United States. We have chosen to use the guideline established by the WHO, which is an international consensus standard that draws on recent research and the expertise of the many governments, academic institutions and researchers that have studied formaldehyde emissions.

We have been and continue to directly contact the customers whose test results indicate an indoor formaldehyde level in excess of the WHO guideline for additional investigation and next steps. These “Phase 2” steps primarily consist of independent third-party laboratory testing of flooring samples from these customers. If the results of this testing indicate that the flooring is a material contributor to formaldehyde levels in a customer’s home, we will work with the customer, at their discretion, to replace their floor or compensate them for the cost of their floor as part of “Phase 3”.

Costs related to this testing program and subsequent follow-up with customers were included in cost of sales for the three and six months ended June 30, 2015. At June 30, 2015, we recorded a reserve for an estimate of actual and future costs related to the air quality testing program. The reserve was based on actual experience to date, estimated using information through the filing date of the financial statements and was included in other current liabilities on the condensed consolidated balance sheet as a portion of the total warranty and customer satisfaction reserve. To date, we have limited results from the testing of customer flooring samples and have not recorded a reserve for Phase 3.

	Cost of Sales		Reserve
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	As of June 30, 2015
Phase 1: Cost and administration for test kits which were probable of being sent to the Company’s customers as part of the air quality testing program	$2,921	$4,776	$—
Phase 2: Costs to service certain customers not satisfied by the results of the air quality testing program, primarily consisting of testing of flooring samples	1,955	2,455	2,350
Phase 3: Costs to satisfy remaining customer concerns based on limited results of floor sample testing results received	—	—	—
Total	$4,876	$7,231	$2,350

Should our actual experience related to results of our indoor air quality testing program and subsequent follow-up with customers differ from these estimates, additional reserves for customer satisfaction and warranty costs may be recorded in the future.

Compliance Procedures

Quality Assurance. Senior management continues to focus on its compliance procedures. We have and continue to invest significant time and resources to comply with applicable regulatory requirements and seek long-term, core relationships with mills that agree to meet our compliance requirements. As part of our compliance program, we have established and perform quality assurance procedures, which include protocols designed to verify licensing, certification and regulatory compliance as well as product sample testing. These procedures are performed during vendor onboarding and on an on-going basis in an effort to prevent or detect compliance issues. We have and intend to continue to improve our program. To assist us in these efforts, the Special Committee has engaged the Freeh Group International Solutions, LLC to serve as an independent compliance advisor to the Company. The Freeh Group has extensive experience assessing compliance programs and helping companies ensure their operations remain compliant.

We source our products from third-party mills primarily located in North America, Asia, South America and Europe. As a percentage of merchandise purchases in 2014, the Company’s sourcing by region was approximately 49% from North America, 40% from Asia, 6% from South America and 5% from Europe and Australia. In addition to professionals in our corporate offices and our East Coast distribution center, we utilize personnel in our representative office in Shanghai, China and third-party service providers in Brazil and certain other international locations. Generally, we allocate resources and determine the nature and scope of our monitoring and quality assurance procedures for a particular supplier after consideration of a number of factors, including the scale of operations, the product transit times to our distribution facilities, transportation costs, the complexity of milling and construction required to produce the product, regulatory matters and our own prior experience with the mill.

Our quality assurance procedures with the mills begin with our supplier onboarding process. This process focuses in part on confirming that potential suppliers understand and are able to meet Lumber Liquidators’ and applicable regulatory requirements. Our procedures require merchandise vendors to sign a Vendor Agreement and adhere to our Supplier Reference Manual, which outline these requirements. During the onboarding process, our procedure is to verify applicable licensing and conformance with internal and regulatory requirements including those related to the Lacey Act and California Air Resources Board Airborne Toxic Control Measure to Reduce Formaldehyde Emissions of Composite Wood Products (“CARB Standards”), as applicable. Such procedures may include product testing and documentation review. Depending on the unique risk factors evaluated when considering a new supplier, we may also perform an on-site audit to further support the information we obtained.

Once we establish a relationship with a supplier, we also perform on-going monitoring and quality assurance procedures. These procedures include protocols designed to verify continued supplier compliance to applicable internal and regulatory requirements such as the Lacey Act and CARB Standards.

With regard to products subject to the Lacey Act, we dedicate resources to conduct procedures that are designed to ensure that all harvested material is legally obtained and that we have the appropriate chain of custody documentation for each shipment. Professionals in our corporate offices perform these procedures for all geographies from which we source product, with the exception of low-risk product sourced from Asia where the procedures are performed by personnel in our representative office in Shanghai.

As for suppliers of product subject to CARB Standards, our procedures call for us to monitor on-going product conformance to CARB Standards. These procedures include working with each supplier as needed to update and verify applicable CARB Standards certification, reviewing pertinent raw material and finished goods documentation, and commissioning laboratory testing of a sample of composite wood raw materials (e.g. cores) and finished goods on a quarterly basis. For products sourced from North America and Europe, these procedures are performed by professionals in our corporate offices, and for products sourced from Asia, these procedures are mostly performed by our representative office personnel in Shanghai, generally on-site at the mill. We do not currently source products subject to CARB Standards from South America. However, should that occur in the future, similar CARB Standards monitoring and quality assurance procedures would be coordinated by our corporate professionals and/or third parties operating in the region.

Additional monitoring and quality assurance procedures are performed on a periodic basis including third-party audits of existing suppliers and supplier training. In addition, we intend to continue to adjust our supplier onboarding and on-going monitoring and quality assurance procedures as regulatory requirements, business demands and sourcing strategies evolve.

Quality Control Procedures. We also perform quality control procedures designed to ensure the quality of our products. These procedures are designed to confirm that products meet our demanding product specifications and include procedures to review the length and width of the flooring planks, moisture content, packaging and the finish appearance/performance of our products.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our revolving credit agreement are exposed to interest rate risk due to the variable rate of the facility. As of June 30, 2015, we had $20.0 million outstanding under our revolving credit agreement.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Government Investigations

Lacey Act Related Matters

On September 26, 2013, sealed search warrants were executed at our corporate offices in Toano and Richmond, Virginia by the Department of Homeland Security’s Immigration and Customs Enforcement and the U.S. Fish and Wildlife Service. The search warrants requested information, primarily documentation, related to the importation of certain of our wood flooring products in accordance with the Lacey Act. Since then, we have been cooperating with the federal authorities, including the Department of Justice (“DOJ”), in their investigation. The DOJ has indicated in prior communications that it is seeking criminal charges under the Lacey Act. We, through the Special Committee, expect to continue to communicate with the DOJ regarding its intentions and possible courses of action in this matter.

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

In addition, as part of our internal compliance review procedures in the second quarter of 2015, we determined that they were Lacey Act compliance concerns related to a limited amount of engineered hardwood sourced from China. We suspended sales of approximately $4.1 million of this product pending further investigation, and brought this matter to the attention of the DOJ. The DOJ has asserted its right to a civil forfeiture of this product and has expressed that it will accept $3.2 million as substitute assets in lieu of forfeiture. At this time, the DOJ has indicated that it will not seek criminal charges related to this matter. Based on the information available, the best estimate of the probable loss that may result from this matter is $3.2 million, which was recorded in other current liabilities and SG&A expenses in the second quarter of 2015.

Securities Laws

In March 2015, we received a grand jury subpoena issued in connection with a criminal investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia (the “U.S. Attorney”). In addition, on May 19, 2015 and July 13, 2015, the Company received subpoenas from the New York Regional Office of the SEC in connection with an inquiry by the SEC staff. Based on the subpoenas, we believe the focus of both the U.S. Attorney investigation and SEC investigation primarily relate to compliance with disclosure, financial reporting and trading requirements under the securities laws since 2011. We, along with the Special Committee, are fully cooperating with the U.S. Attorney’s subpoena, the SEC’s subpoenas and the related investigations by the U.S. Attorney and SEC staff. Given that the U.S. Attorney and SEC staff are in the early stage of the investigation, we cannot estimate the reasonably possible loss or range of loss that may result from this matter.

California Air Resources Board

We believe that the California Air Resources Board (“CARB”) is regularly looking at the entire industry to ensure compliance with its emissions standards. While conducting routine inspections of our products, CARB has performed “deconstructive” testing on our products as well as (we believe) products from others in the industry. In CARB’s preliminary findings, some of the samples of our finished product that CARB deconstructed and tested exceeded the CARB limits for raw composite wood cores. This could occur for numerous reasons, including one or more of the variability factors associated with this type of testing. In May 2015, CARB notified us that additional samples of finished products were obtained in 2014, some of which, based on deconstructive testing, exceeded the CARB limits for raw composite wood cores. CARB has further informed us that it has performed additional deconstructive testing on certain finished products it obtained in March 2015, with certain of the samples of our products exceeding the CARB limits for raw composite wood cores.

We believe that CARB is continuing its work on this matter. We have been fully cooperative with CARB and have provided it with requested information related to the products they tested. Based on discussions with CARB regarding the recent suspension of sales of laminate flooring sourced from China, we have decided to remove this flooring from our stores in California for the time being. While we believe that CARB may assert a claim against us, we cannot estimate the reasonably possible loss or range of loss that may result from this matter given that CARB is still conducting its investigation and no notice of violation has been issued.

Securities Litigation Matter

On or about November 26, 2013, Gregg Kiken ("Kiken") filed a securities class action lawsuit (the "Kiken Lawsuit"), which was subsequently amended, in the United States District Court for the Eastern District of Virginia against us, our founder, former Chief Executive Officer and President, former Chief Financial Officer and former Chief Merchandising Officer (collectively, the "Kiken Defendants"). On or about September 17, 2014, the City of Hallandale Beach Police Officers' and Firefighters' Personnel Retirement Trust ("Hallandale") filed a securities class action lawsuit (the "Hallandale Lawsuit") in the United States District Court for the Eastern District of Virginia against us, our former Chief Executive Officer and President and our former Chief Financial Officer (collectively, the "Hallandale Defendants," and with the Kiken Defendants, the "Defendants"). On March 23, 2015, the court consolidated the Kiken Lawsuit with the Hallandale Lawsuit, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action as In re Lumber Liquidators Holdings, Inc. Securities Litigation.

The lead plaintiffs filed a consolidated amended complaint on April 22, 2015. The consolidated amended complaint alleges that the Defendants made material false and/or misleading statements that caused losses to investors. In particular, the lead plaintiffs allege that that the Defendants made material misstatements or omissions related to our compliance with the federal Lacey Act, the chemical content of certain of our wood products, and our supply chain and inventory position. The lead plaintiffs do not quantify any alleged damages in their consolidated amended complaint but, in addition to attorneys' fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. We dispute these claims and intend to defend the matter vigorously. On June 2, 2015, the Defendants moved to dismiss the consolidated amended complaint, but this motion is not yet fully briefed. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

TCPA Matter

On or about March 4, 2014, Richard Wade Architects, P.C. (“RWA”) filed a lawsuit in the United States District Court for the Northern District of Illinois (the “RWA Lawsuit”), which was subsequently amended, alleging that we violated the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act and the common law by sending an unsolicited facsimile advertisement to RWA and a proposed class. RWA seeks recourse on its own behalf as well as other similarly situated parties who are members of the proposed class that received unsolicited facsimile advertisements from us. The TCPA provides for recovery of actual damages or five hundred dollars for each violation, whichever is greater. If it is determined that a defendant acted willfully or knowingly in violating the TCPA, the amount of the award may be increased by up to three times the amount provided above. Although we believe we have valid defenses to the claims asserted, we have entered into a settlement of the claims in the RWA Lawsuit, which the court has preliminarily approved. Under the proposed settlement agreement, we would pay a total of $0.3 million including the plaintiffs’ attorneys’ fees, class notice and administration costs, a sum to RWA and cash payments to members of the settlement class who file valid claims. Based upon the terms of the proposed settlement, our best estimate of the probable loss that may result from this action is approximately $0.3 million, which we accrued in 2014. The motion for final approval of the settlement is set for August 6, 2015. In the event the court does not grant final approval of the proposed settlement, we intend to continue to defend this case vigorously but given the current status of the case, legal standards that must be met for, among other things, class certification and success on the merits, it would not be possible at this time for us to estimate the reasonably possible loss or range of loss that may result from this action.

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

Among other things, the court’s order calls for us to pay the Prop 65 Plaintiffs’ fees and costs incurred in filing and arguing our motion to dismiss. Although we believe our counterclaim had merit and an award of fees and costs was not warranted, our best estimate of the probable loss for the Prop 65 Plaintiffs’ fees and costs is $0.2 million, which we accrued in the second quarter of 2015. We believe that there is at least a reasonable possibility that a loss up to $0.3 million may be incurred for the Prop 65 Plaintiffs’ fees and costs.

 We dispute the claims of the Prop 65 Plaintiffs and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Gold Matter

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring (the “Bamboo Product”) that we sell is defective. On February 13, 2015, Gold filed an amended complaint, which added three additional plaintiffs (collectively with Gold, “Gold Plaintiffs”). Gold Plaintiffs allege that we have engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Bamboo Product and by concealing the Bamboo Product’s defective nature. Gold Plaintiffs seek the certification of five separate classes: (i) individuals in the United States who own homes or other structures where the Bamboo Product has been installed or where the Bamboo Product has been removed and replaced; (ii) individuals who are California residents and purchased the Bamboo Product for personal, family, or household use or who paid to replace the Bamboo Product; and (iii) the same description but for residents in New York, Illinois and West Virginia. Gold Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, Gold Plaintiffs seek (i) a declaration that we are financially responsible for notifying all purported class members, (ii) injunctive relief requiring us to replace and/or repair all of the Bamboo Product installed in structures owned by the purported class members, and (iii) a declaration that we must disgorge, for the benefit of the purported classes, all or part of its profits received from the sale of the defective Bamboo Product and/or to make full restitution to Gold Plaintiffs and the purported class members. On August 3, 2015, we moved to dismiss the amended complaint, but this motion is not yet fully briefed. We dispute the Gold Plaintiffs’ claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Litigation Relating to Products Liability

Beginning on or about March 3, 2015, numerous purported class action cases were filed in various U.S. federal district courts and state courts involving claims of excessive formaldehyde emissions from our flooring products (collectively, the “Products Liability Cases”). These cases included the first-filed case, Balero v. Lumber Liquidators, Inc., which was filed in the Superior Court of the State of California for the County of Alameda on or about December 11, 2014 (the “Balero Litigation”). The plaintiffs in these various actions sought recovery under a variety of theories, which although not identical are generally similar, including negligence, breach of warranty, state consumer protection act violations, state unfair competition act violations, state deceptive trade practices act violations, false advertising, fraudulent concealment, negligent misrepresentation, failure to warn, unjust enrichment and similar claims. The purported classes consisted either or both of all U.S. consumers or state consumers that purchased the subject products in certain time periods. The plaintiffs also sought various forms of declaratory and injunctive relief and various damages, including restitution, actual, compensatory, consequential, and, in certain cases, punitive damages, and interest, costs, and attorneys’ fees incurred by the plaintiffs and other purported class members in connection with the alleged claims, and orders certifying the actions as class actions. Plaintiffs had not quantified damages sought from us in these class actions. However, in one proceeding, the plaintiff sent a demand letter requesting $12,000 for his individual claim.

In one of these cases, Silverthorn v. Lumber Liquidators, Inc., et. al., filed in the United States District Court for the Northern District of California on March 27, 2015 (the “Silverthorn Litigation”), the plaintiff filed a motion for an order (i) requiring us to notify consumers of the Silverthorn Litigation, (ii) requiring us to provide plaintiff’s counsel’s contact information, and (iii) granting plaintiff expedited discovery. In another of these cases, Washington v. Lumber Liquidators, Inc., filed in the United States District Court for the Northern District of California on March 31, 2015 (the “Washington Litigation”), the plaintiffs filed a motion seeking to enjoin us from continuing with our air quality testing program. On April 22, 2015, we filed oppositions to each of these motions, and on May 15, 2015, the Court entered an order staying the resolution of both motions pending the decision of the United States Judicial Panel on Multi District Litigation (the “MDL Panel”) on consolidation and transfer of all of the related formaldehyde cases. In a third case, Lyznick v. Lumber Liquidators, Inc., (the “Lyznick Litigation”) filed in the United States District Court for the Central District of California on April 16, 2015, plaintiffs also filed a motion for a preliminary injunction to change the communications from Lumber Liquidators and third party laboratories to consumers in connection with our air quality testing program. On June 12, 2015, the Court entered an order staying resolution of the motion pending the MDL Panel’s decision on consolidation and transfer. The Lyznick Litigation not only alleges that the flooring products emit excessive levels of formaldehyde, but also alleges that Lumber Liquidators and third party laboratories engaged in unlawful business practices and deceptive and fraudulent activities in connection with efforts to provide in-home air quality test kits to certain of our customers.

On June 12, 2015, the MDL Panel issued an order transferring and consolidating 10 of the related federal class actions to the United States District Court for the Eastern District of Virginia. On June 16, 2015, the MDL Panel issued a Conditional Transfer Order (“CTO”) transferring the additional actions outstanding at this time. On July 1, 2015, and July 14, 2015, the MDL Panel issued two additional CTOs. Almost all of the pending federal cases, including the Balero Litigation, Lyznick Litigation, Silverthorn Litigation and Washington Litigation, have now been transferred to the Eastern District of Virginia. We are still in the process of removing some of the state court class actions to federal court, after which time we will also seek to have these cases transferred and consolidated. Ultimately, we expect all federal class actions involving formaldehyde allegations, including any newly filed cases, to be transferred and consolidated in the Eastern District of Virginia.

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

In connection with the Products Liability Cases, on April 22, 2015, five of our general and umbrella liability insurers brought an action in the United States District Court for the Eastern District of Virginia (the “Virginia Action”).  Through the Virginia Action, these insurers sought a declaratory judgment that they were not obligated to defend or indemnify us in connection with the lawsuits asserted against us arising out of our sale of laminate flooring sourced from China.  One insurer also asserted a claim seeking reformation of one policy to include a “total pollution exclusion” endorsement, contending that it was omitted from that policy as the result of a mutual mistake.

On April 27, 2015, we filed a similar but more comprehensive action against nine of our general, umbrella and excess insurers (including the five Plaintiffs in the Virginia Action) in the Circuit Court for Dane County, Wisconsin (where four of the insurers are domiciled) (the “Wisconsin Action”).  In the Wisconsin Action, we asserted breach of contract claims against our general liability insurers, alleging that these insurers had wrongfully failed to defend us in connection with the Chinese-manufactured laminate flooring claims.  We also asserted breach of contract and bad faith claims against two of our general liability insurers, arising out of the manner in which those insurers computed retrospective premiums under their policies in connection with the Chinese-manufactured laminate flooring lawsuits.  Finally, we sought declaratory relief from the court as to our rights and the insurers’ responsibilities under their policies.

On May 22, 2015, we moved to dismiss the Virginia Action, contending that the federal court should abstain from deciding the case in favor of the more comprehensive state-court Wisconsin Action.  Thereafter, the four insurers who were not plaintiffs in the Virginia Action filed motions to intervene as plaintiffs in the Virginia Action, in an effort to make the Virginia Action “as comprehensive” as the Wisconsin Action.  We have opposed the motions to intervene.  Briefings on all of these motions are complete, and we are awaiting an argument date from the court.

The defendant-insurers in the Wisconsin Action have filed motions to dismiss or stay the Wisconsin Action in favor of the Virginia Action.  The defendants in the Wisconsin Action have also moved for protective orders seeking to forestall their obligation to respond to discovery requests that we promulgated in the Wisconsin Action.  We plan to oppose these motions. The Wisconsin court has set a status conference for August 6, 2015, at which we expect the court to set briefing schedules and an argument date.

Litigation Relating to Abrasion Claims

Two cases have been filed against us alleging false advertising claims for statements about abrasion ratings for certain of our flooring products. Abad v. Lumber Liquidators, Inc. was filed on May 20, 2015 in the United States District Court for the Central District of California. The Abad complaint originally sought to certify a class of “all consumers who purchased Chinese-made laminate flooring from Lumber Liquidators in California which Lumber Liquidators has advertised has an ‘AC3’ rating from the time of their introduction in the marketplace through and including the date of class notice.” Ryan v. Lumber Liquidators, Inc. was filed on May 21, 2015 in the United States District Court for the District of Nevada. The Ryan complaint sought to certify a class of “all consumers who purchased Chinese-made laminate flooring from Lumber Liquidators in Nevada which Lumber Liquidators has advertised has an ‘AC3’ rating from the time of their introduction in the marketplace through and including the date of class notice.” Both cases were filed by the same attorneys.

On July 3, 2015, we and the Abad plaintiffs filed a stipulation seeking leave for plaintiffs to file an amended complaint that would consolidate Ryan and seek certification of additional subclasses. The parties also stipulated to have the Ryan case dismissed once an amended complaint was filed. On July 15, 2015, the court approved the stipulation and a First Amended Complaint (“FAC”) was filed in the Central District of California. On July 23, 2015, the court dismissed the Ryan case.

In the FAC, the plaintiffs Jesus Abad, Ken Solorio, Julie Solorio, Craig Weiss, Steve Cottington, Patty Cottington, Craig Lyznick, Frances Ann Haygood, Jose Saldivar, Chris Williams, Brian Bennett, Kelly Ryan and Christopher Manzo (collectively, the “Abrasion Plaintiffs”) now allege that we made false statements about laminate wood flooring products’ abrasion class ratings. The Abrasion Plaintiffs allege violations of the federal Magnuson-Moss Warranty Act, California’s Unfair Competition Law, California’s False Advertising Law, the California Consumer Legal Remedies Act, the New Jersey Consumer Fraud Act, the Florida Deceptive and Unfair Trade Practices Act, the Texas Deceptive Trade Practices – Consumer Protection Act, Nevada’s Deceptive Trade Practices Act, fraudulent concealment and breach of implied warranty.

The Abrasion Plaintiffs now seek to certify six subclasses of “all persons in [California, North Carolina, Texas, New Jersey, Florida and Nevada] who purchased one or more laminate flooring products from Defendant for personal use in their homes, that was manufactured by or for Defendant in China, which was advertised by Defendant as having an Abrasion Class rating of ‘AC3’.” The Abrasion Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, seek an order certifying the action as a class action, an order adopting the Abrasion Plaintiffs’ class definitions and finding that the Abrasion Plaintiffs are their proper representatives, an order appointing their counsel as class counsel, injunctive relief prohibiting us from continuing to advertise and/or sell laminate flooring products with false abrasion class ratings, restitution of all monies we received from the Abrasion Plaintiffs and class members, damages (actual, compensatory, and consequential) and punitive damages.

We dispute the Abrasion Plaintiffs’ claims and intend to defend these matters vigorously. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.

Derivative Litigation Matters

Consolidated Cases

On or about March 11, 2015, R. Andre Klein (“Klein”) filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against our directors at that time, as well as our Senior Vice President, Supply Chain, former Chief Merchandising Officer, and former Chief Financial Officer (collectively, the “Klein Defendants”). On or about April 1, 2015, Phuc Doan (“Doan”) filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against our directors at that time, as well as our Senior Vice President, Supply Chain, former Chief Merchandising Officer, and former Chief Financial Officer (collectively, the “Doan Defendants”). On or about April 15, 2015, Amalgamated Bank, as trustee for the Longview 600 Small Cap Index Fund, filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against our directors at that time, as well as our former Chief Merchandising Officer, former Chief Financial Officer, Senior Vice President, Supply Chain, and our former Chief Executive Officer and President (collectively, the “Amalgamated Defendants,” and, with the Klein and Doan Defendants, the “Individual Defendants”). We were named as a nominal defendant only in these three suits.

On May 27, 2015, the court consolidated the Klein, Doan, and Amalgamated Bank suits, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action as In re Lumber Liquidators Holdings, Inc. Shareholder Derivative Litigation. In the complaints, Klein’s, Doan’s and Amalgamated Bank’s (collectively, “Plaintiffs”) allegations include (i) breach of fiduciary duties, (ii) abuse of control, (iii) gross mismanagement, (iv) unjust enrichment, (v) insider trading, (vi) corporate waste, (vii) common-law conspiracy, and (viii) statutory conspiracy. Plaintiffs did not quantify any alleged damages in their complaints but, in addition to attorneys’ fees and costs, Plaintiffs seek (1) a declaration that the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to us, (2) a determination and award to us of the damages sustained by us as a result of the violations of each of the Individual Defendants, jointly and severally, (3) a directive to us and the Individual Defendants to take all necessary actions to reform and improve our corporate governance and internal procedures to comply with applicable laws and to protect us and our shareholders from a repeat of the events that led to the filing of this action, (4) a determination and award to us of exemplary damages in an amount necessary to punish the Individual Defendants and to make an example of the Individual Defendants to the community according to proof of trial, (5) the awarding of restitution to us from the Individual Defendants, (6) a requirement that we establish corporate policies and procedures prohibiting the use of Chinese manufacturers of its products, (7) a prohibition against us using wood or wood products from the Russian Far East, (8) a requirement that we establish corporate policies and procedures to ensure compliance with CARB standards for all of our flooring products, and (9) disgorgement and payment to us of all compensation and profits made by the Individual Defendants, and each of them, at any time during which such Individual Defendants were breaching fiduciary duties owed to us and/or committing, or aiding and abetting the commitment of, corporate waste.

Additionally, in May 2015, we received a shareholder demand from Timothy Horton (“Horton”). The allegations and demands made by Horton overlap substantially with those raised in the consolidated action. On June 11, 2015, the Special Committee exercised its authority to create a three-person Demand Review Committee, which is comprised of three independent directors and tasked with investigating the claims made in the consolidated action and the Horton demand letter and making a recommendation to the board of directors as to whether it would be in the best interests of the Company to pursue any of those claims. On July 27, 2015, the members of the Demand Review Committee filed a motion to stay the consolidated action pending completion by the Demand Review Committee of its investigation and recommendation to the board of directors. This motion is not yet fully briefed.

On July 27, 2015, we filed a motion to dismiss based on the failure to make a demand upon our board of directors and the Individual Defendants filed a motion to dismiss based on the failure to state a claim. These motions are not yet fully briefed. Based on the uncertainty of litigation and the preliminary stage of the case, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Costello Matter

On or about March 6, 2015, James Costello (“Costello”) filed a shareholder derivative suit in the Court of Chancery of the State of Delaware against our directors at that time (the “Costello Defendants”). We were named as a nominal defendant only. In the complaint, Costello’s allegations include (i) breach of fiduciary duties, (ii) gross mismanagement, (iii) unjust enrichment, and (iv) insider selling and the misappropriation of certain of our information in connection therewith. Costello did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Costello seeks (i) against the Costello Defendants and in our favor the amount of damages sustained by us as a result of the Costello Defendants’ breaches of fiduciary duties, gross mismanagement and unjust enrichment, (ii) extraordinary equitable and/or injunctive relief, including attaching, impounding, imposing a constructive trust on or otherwise restricting the proceeds of the Costello Defendants’ trading activities or their assets, and (iii) awarding to us restitution from the Costello Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Costello Defendants. On April 1, 2015, the case was voluntarily stayed.

In May 2015, we received Horton’s shareholder demand. The allegations and demands made by Horton overlap substantially with those raised by Costello. On June 11, 2015, the Special Committee exercised its authority to create a three-person Demand Review Committee, which is comprised of three independent directors and tasked with investigating the claims made in Costello action and the Horton demand letter and making a recommendation to the board of directors as to whether it would be in the best interests of the Company to pursue any of those claims. On July 27, 2015, the members of the Demand Review Committee filed a motion to stay the Costello action pending completion by the Demand Review Committee of its investigation and recommendation to the board of directors. This motion is not yet fully briefed.

On June 19, 2015, the stay was lifted at Costello’s request and Costello subsequently filed an amended complaint. The amended complaint added our Senior Vice President, Supply Chain, former Chief Merchandising Officer and former Chief Financial Officer as defendants and seeks additional equitable and/or injunctive relief that would require us to institute certain compliance policies and procedures. On July 9, 2015, we filed a motion to dismiss based on the failure to make a demand upon our board of directors and the Costello Defendants filed a motion to dismiss based on the failure to state a claim and the exculpatory provision in our Certificate of Incorporation. These motions are not yet fully briefed. Based on the uncertainty of litigation and the preliminary stage of the case, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

McBride Matter

On or about March 27, 2015, James Michael McBride (“McBride”) filed a shareholder derivative suit in the Circuit Court of the City of Williamsburg and County of James City, Virginia against our directors at that time, as well as our former Chief Merchandising Officer and former Chief Financial Officer (collectively, the “McBride Defendants”). We were named as a nominal defendant only. In the complaint, McBride’s allegations include (i) breach of fiduciary duties, (ii) gross mismanagement, (iii) abuse of control, (iv) insider trading, and (v) unjust enrichment. McBride did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, McBride seeks (i) the awarding, against the McBride Defendants, and in favor of us, of damages sustained by us as a result of certain of the McBride Defendants’ breaches of their fiduciary duties and (ii) a directive to us to (a) take all necessary actions to reform and improve our corporate governance and internal procedures, (b) comply with our existing governance obligations and all applicable laws and (c) protect us and our investors from a recurrence of the events that led to the filing of this action. On July 6, 2015, McBride filed an amended complaint. The amended complaint added claims for statutory conspiracy and common law conspiracy and, in connection with the statutory conspiracy claim, seeks damages in the amount of three times the actual damages incurred by us as the result of the alleged wrongful acts. Based on the uncertainty of litigation and the preliminary stage of the case, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to our engineered hardwood imported from China, which accounted for approximately 10% of our flooring purchases in 2014 and approximately 11% of our flooring purchases in the first six months of 2015.

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

Following the issuance of the orders, a number of appeals were filed by several parties, including us, with the Court of International Trade (“CIT”) challenging various aspects of the determinations made by both the ITC and DOC, including certain aspects that may impact the validity of the AD and CVD orders and the applicable rates. The appeal of the CVD order was dismissed in June 2015. On January 23, 2015, the CIT issued a decision rejecting the challenge of the AD rate for all but one Chinese exporter. This decision was finalized on July 6, 2015, was appealed to the Court of Appeals for the Federal Circuit on July 31, 2015 and may take a year to conclude.

As part of its processes in these proceedings, the DOC conducts annual reviews of the CVD and AD rates. In such cases, the DOC will issue preliminary rates that are not binding and were subject to comment by interested parties. After consideration of the comments received, the DOC will issue final rates for the applicable period, which may lag by a year or more. As rates are adjusted through the administrative reviews, we adjust our payments prospectively based on the final rate.

In the first DOC annual review in this matter, rates were modified for AD rates through November 2012 and for CVD rates through 2011. Specifically, the AD rate was set at 5.92% and the CVD rate was set at 0.83%. These rates are being appealed to the CIT by several parties, including us. Nevertheless, at June 30, 2015, we were paying these rates on each applicable purchase. Based on what has been paid by us to date for the periods covered by the first annual review, we believed our best estimate of the probable loss was approximately $0.8 million for shipments during the applicable time periods covered by the first annual review, which we recorded as a long-term liability in our condensed consolidated balance sheet and in cost of sales in our second quarter 2015 condensed consolidated financial statements.

In January 2015, pursuant to the second annual review, the DOC issued a non-binding preliminary AD rate of 18.27% for purchases from December 2012 through November 2013 and a preliminary CVD rate of 0.97% for purchases in fiscal year 2012. The rates were finalized in early July 2015 with the AD rate set at 13.74% and the CVD rate set at 0.99%. We plan to appeal these rates. As these rates are now confirmed, we believe our best estimate of the probable loss was approximately $4.1 million for shipments during the applicable time periods, which we recorded as a long-term liability in our condensed consolidated balance sheet and in cost of sales in our second quarter 2015 condensed consolidated financial statements. Beginning in July 2015, we began paying these rates on each applicable purchase.

If these rates remain in effect for shipments subsequent to November 2013 (AD) and shipments subsequent to December 2012 (CVD), we would owe an additional $5.1 million for all shipments through June 30, 2015. As no rates have been finalized for these periods, we have not recorded an accrual in our condensed consolidated financial statements for the impact of higher rates for the time periods subsequent to the second annual review. Based on the information available, we believe there is at least a reasonable possibility that an additional charge may be incurred in the range of $0 to $5.1 million. A loss greater than this amount may be incurred, but we are unable to estimate the amount at this time.

The third annual review of the AD and CVD rates has been initiated in February 2015, with preliminary rates expected in September 2015. Any change in the applicable rates as a result of the third annual review would apply to imports occurring after the second period of review.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2014 and our Form 10-Q for the quarter ended March 31, 2015, which could materially affect our business, financial condition or future results. There have been no material changes to those risk factors since we filed our Form 10-Q for the quarter ended March 31, 2015. The risks described in our annual report on Form 10-K and Form 10-Q for the quarter ended March 31, 2015 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended June 30, 2015 (dollars in thousands, except per share amounts):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
April 1, 2015 to April 30, 2015	110	$26.76	—	$14,728
May 1, 2015 to May 31, 2015	416	$27.59	—	14,728
June 1, 2015 to June 30, 2015	—	$—	—	14,728
Total	526	$27.41	—	$14,728

________________________

[1]	We repurchased 526 shares of our common stock in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended June 30, 2015.

[2]	Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: August 5, 2015	By:	/s/ Gregory A. Whirley, Jr.
Gregory A. Whirley, Jr.
Interim Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Second Amended and Restated Credit Agreement, dated as of April 24, 2015, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators, Inc. and Lumber Liquidators Services, LLC and Bank of America, N.A. as administrative agent, collateral agent and lender (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed April 29, 2015 (File No. 001-33767), and incorporated herein by reference)

10.2	First Amendment to Second Amended and Restated Credit Agreement, dated as of May 21, 2015, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators, Inc. and Lumber Liquidators Services, LLC and Bank of America, N.A. as administrative agent, collateral agent and lender (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed May 21, 2015 (File No. 001-33767), and incorporated herein by reference)

10.3	Consultancy, Separation and Release Agreement, dated April 28, 2015, by and between Lumber Liquidators Holdings, Inc. and Daniel E. Terrell (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed April 29, 2015 (File No. 001-33767), and incorporated herein by reference)

10.4	Offer Letter Agreement with Gregory A. Whirley, Jr., dated April 24, 2015 (filed as Exhibit 10.3 to the Company’s current report on Form 8-K, filed April 29, 2015 (File No. 001-33767), and incorporated herein by reference)

10.5	Form of Service Option Award Agreement (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed August 5, 2015 (File No. 001-33767), and incorporated herein by reference)

10.6	Form of Performance Option Award Agreement (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed August 5, 2015 (File No. 001-33767), and incorporated herein by reference)

10.7	Separation and Release Agreement between Lumber Liquidators Services, LLC and William K. Schlegel, effective as of August 1, 2015 (filed as Exhibit 10.3 to the Company’s current report on Form 8-K, filed August 5, 2015 (File No. 001-33767), and incorporated herein by reference)

10.8	Form of Severance Benefit Agreement (filed as Exhibit 99.2 to the Company’s current report on Form 8-K, filed August 5, 2015 (File No. 001-33767), and incorporated herein by reference)

10.9	Form of Retention Agreement (filed as Exhibit 99.3 to the Company’s current report on Form 8-K, filed August 5, 2015 (File No. 001-33767), and incorporated herein by reference)

31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Other Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

