Form 10-Q
period 2015-09-30
Lumber Liquidators Holdings, Inc.
filed 2015-11-04
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 2, 2015, there are 27,087,445 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2015

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash and Cash Equivalents	$53,804	$20,287
Merchandise Inventories	243,381	314,371
Prepaid Expenses	6,653	5,575
Other Current Assets	33,548	17,044
Total Current Assets	337,386	357,277
Property and Equipment, net	123,250	124,867
Goodwill	9,693	9,693
Other Assets	1,679	1,625
Total Assets	$472,008	$493,462

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$52,872	$80,303
Customer Deposits and Store Credits	33,864	34,943
Accrued Compensation	8,721	3,693
Sales and Income Tax Liabilities	4,933	7,472
Other Current Liabilities	31,914	17,836
Total Current Liabilities	132,304	144,247
Other Long-Term Liabilities	15,509	6,603
Deferred Tax Liability	8,172	10,558
Revolving Credit Facility	20,000	—
Total Liabilities	175,985	161,408

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 shares authorized; 27,087,445 and 27,069,307 shares outstanding, respectively)	30	30
Treasury Stock, at cost (2,824,233 and 2,816,780 shares, respectively)	(138,979)	(138,692)
Additional Capital	179,055	177,479
Retained Earnings	257,427	294,033
Accumulated Other Comprehensive Loss	(1,510)	(796)
Total Stockholders’ Equity	296,023	332,054
Total Liabilities and Stockholders’ Equity	$472,008	$493,462

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Income (Loss)

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Sales	$236,064	$266,067	$743,969	$775,443
Cost of Sales	165,068	161,909	519,077	463,760
Gross Profit	70,996	104,158	224,892	311,683
Selling, General and Administrative Expenses	88,333	78,377	276,564	236,309
Operating (Loss) Income	(17,337)	25,781	(51,672)	75,374
Other Expense	56	82	137	246
(Loss) Income Before Income Taxes	(17,393)	25,699	(51,809)	75,128
Income Tax (Benefit) Expense	(8,914)	9,974	(15,203)	29,102
Net (Loss) Income	$(8,479)	$15,725	$(36,606)	$46,026
Net (Loss) Income per Common Share—Basic	$(0.31)	$0.58	$(1.35)	$1.68
Net (Loss) Income per Common Share—Diluted	$(0.31)	$0.58	$(1.35)	$1.67
Weighted Average Common Shares Outstanding:
Basic	27,086,443	27,096,229	27,080,389	27,332,418
Diluted	27,086,443	27,270,997	27,080,389	27,569,800

See accompanying notes to condensed consolidated financial statements

4

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Other Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net (Loss) Income	$(8,479)	$15,725	$(36,606)	$46,026
Foreign Currency Translation Adjustments	(532)	(234)	(714)	157
Comprehensive (Loss) Income	$(9,011)	$15,491	$(37,320)	$46,183

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net (Loss) Income	$(36,606)	$46,026
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	13,087	10,846
Stock-Based Compensation Expense	1,883	4,040
Impairment Charges	8,394	—
Deconsolidation of Variable Interest Entity	1,457	—
Changes in Operating Assets and Liabilities:
Merchandise Inventories	65,949	(36,557)
Accounts Payable	(23,702)	(717)
Customer Deposits and Store Credits	(964)	10,841
Prepaid Expenses and Other Current Assets	(11,696)	(2,374)
Other Assets and Liabilities	16,181	329
Net Cash Provided by Operating Activities	33,983	32,434
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(19,471)	(56,214)
Net Cash Used in Investing Activities	(19,471)	(56,214)
Cash Flows from Financing Activities:
Payments for Stock Repurchases	(287)	(53,263)
Proceeds from the Exercise of Stock Options	—	2,938
Excess Tax Benefit from Stock-Based Compensation	(769)	3,747
Borrowings on Revolving Credit Facility	39,000	26,000
Payments on Revolving Credit Facility	(19,000)	(26,000)
Net Cash Provided by (Used in) Financing Activities	18,944	(46,578)
Effect of Exchange Rates on Cash and Cash Equivalents	61	512
Net Increase (Decrease) in Cash and Cash Equivalents	33,517	(69,846)
Cash and Cash Equivalents, Beginning of Period	20,287	80,634
Cash and Cash Equivalents, End of Period	$53,804	$10,788

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

Note 1.	Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate and vinyl plank flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay, adhesives and flooring tools. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company also provides in-home delivery and installation services to certain of its customers. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 361 store locations in primary or secondary metropolitan areas in 46 states and nine store locations in Canada at September 30, 2015. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing lines in Toano, Virginia, which along with the call center and corporate offices, represent the “Corporate Headquarters.”

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. However, they do not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2014.

The condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current presentation.

In 2014, the Company entered into an arrangement to begin to vertically integrate its domestic hardwood supply to feed its finishing lines. During the quarter ended June 30, 2015, the Company decided to discontinue certain of these vertical integration initiatives, which were previously consolidated as a variable interest entity, and terminated its prior arrangement. As a result, upon deconsolidation of the variable interest entity, the Company recorded a charge of $1,457 in cost of sales for the nine months ended September 30, 2015 in its accompanying condensed consolidated statements of income. The charge was measured as the difference between the fair value of the assets received upon termination and the carrying value of the related net assets.

Results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or market value. The Company periodically reviews the carrying value of items in inventory and records a lower of cost or market adjustment when there is evidence that the utility of inventory will be less than its cost. In determining market value, the Company makes judgments and estimates as to the market value of its products, based on factors such as historical results and current sales trends. Although the Company believes its products are appropriately valued as of the balance sheet date, there can be no assurance that future events or changes in key assumptions would not significantly impact their value.

On May 7, 2015, the Company announced that it would suspend the sale of laminate flooring sourced from China. At September 30, 2015, the Company held merchandise inventories of that product in both its distribution centers and its retail stores with a cost of $19,828 and coordinated moldings with a cost of $2,484. This cost assumes the Company sells this product through its retail stores. The Company continues to evaluate and assess alternatives for disposition of these products and the potential implications these alternatives would have on the Company’s business. The Company’s future decision regarding the disposition of these products is subject to consideration and assessment of customer sentiment, market conditions, findings by regulatory agencies, legal proceedings, alternative channels for disposition and other factors. If the Company were to pursue or be required to pursue a disposition of these products other than through its retail stores, it is likely that the net realizable value of the affected inventory would be materially less than its current carrying value.

Based on the foregoing, the Company concluded that as of September 30, 2015, the net realizable value of these products exceeded their cost. The Company’s considerations in arriving at this conclusion included:

•	The minimal risk of spoilage of laminate flooring and coordinated moldings;

•	Strong consumer demand for laminate flooring sourced from China between March 2, 2015 and May 7, 2015; and

•	The observed market price of laminate products sourced from China sold by the Company’s competitors since the May 7, 2015 suspension.

During the quarter ended June 30, 2015, the Company appointed its founder as acting chief executive officer. In connection with this and other management changes, the Company determined that it would refocus on its core business and it would not pursue an expansion into the tile flooring business in the near term. In 2014, the Company had begun to sell tile flooring and related accessories in three stores as a potential growth opportunity. As a result, in the second quarter of 2015, the Company recorded a lower of cost or market adjustment of $3,663 for certain tile flooring and related accessories, which is recorded in cost of sales for the nine months ended September 30, 2015 in the accompanying condensed consolidated statements of income.

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

In the third quarter of 2015, the Company finalized the termination of its agreement relating to certain vertical integration initiatives which changed the Company’s expectations of future cash flows from related long-lived assets. As a result, the Company tested certain long-lived assets for impairment. The Company recorded a $3,043 impairment charge within selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 3015 in its accompanying condensed consolidated statements of income. The impairment charge was measured under an income approach utilizing forecasted discounted cash flows. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The most significant unobservable input used in the fair value analysis relates to the estimated sales price of the long-lived assets.

In the second quarter of 2015, the Company concluded that its decision not to pursue an expansion into the tile flooring business in the near term was a triggering event requiring assessment of recoverability for certain of its long-lived assets. As a result, the Company tested the long-lived assets for impairment related to its store locations selling a significant assortment of tile flooring. In the second quarter of 2015, the Company recorded a $1,350 impairment charge, which is recorded within SG&A expenses for the nine months ended September 30, 3015 in the accompanying condensed consolidated statements of income. The impairment charge was measured under an income approach utilizing forecasted discounted cash flows. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The most significant unobservable input used in the fair value analysis relates to the estimated sales price of the long-lived assets.

Recognition of Net Sales

The Company recognizes net sales for products purchased at the time the customer takes possession of the merchandise. Service revenue, primarily installation revenue and freight charges for in-home delivery, is included in net sales and recognized when the service has been rendered. The Company reports sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, and net of an allowance for anticipated sales returns based on historical and current sales trends and experience. The sales returns allowance and related charges were not significant for the three and nine month periods ended September 30, 2015 and 2014.

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

In early March 2015, the Company began voluntarily offering free indoor air quality screening to certain of its flooring customers, predominately those who had purchased laminate flooring sourced from China, to address customer questions about the air quality in their homes. In the third quarter of 2015, approximately 6,200 testing kits were sent to Lumber Liquidators customers through the program, for a total of approximately 47,600 testing kits sent as of September 30, 2015. In total, approximately 28,500 of testing kits have been returned. Of those returned, over 90% indicated indoor air concentrations of formaldehyde within the guidelines set by the World Health Organization (“WHO”) as protective against sensory irritation and long-term health effects. The Company has been and continues to directly contact the customers whose test results indicate an indoor formaldehyde level in excess of the WHO guideline for additional investigation and next steps. These “Phase 2” steps primarily consist of independent third-party laboratory testing of flooring samples from these customers. If the results of this testing indicates that the flooring is contributing to formaldehyde levels in a customer’s home at elevated rates, the Company will work with the customer, at the Company’s discretion, to replace the customer’s floor or compensate the customer for the cost of the floor as part of “Phase 3”. Throughout the third quarter of 2015, the Company facilitated customers with elevated Phase 1 testing results to complete Phase 2. To date, the Company did not record a reserve for Phase 3 based on the results it has received to date from the testing of customer flooring samples. The Company believes the test results and number of tests obtained to date provided a reasonable basis to support its assertion that a material reserve related to the replacement of customer floors was not warranted.  The Company will, however, continue to evaluate the results of each phase of the indoor air quality testing program.  Should its results differ from current trends, the Company could record a material charge in future periods.

The Company incurred $2,412 of direct costs primarily related to purchases of testing kits and professional fees in the three months ended September 30, 2015. Direct costs related to this testing program were $9,643 for the nine months ended September 30, 2015. At September 30, 2015, the Company had a reserve of $2,261 for estimated future costs to evaluate whether the laminate flooring purchased from the Company was the primary driver of the air quality testing results being above WHO standards. The reserve was based on actual experience to date, estimated using information through the filing date of the financial statements and was included in other current liabilities. Should the Company’s actual experience related to results of its indoor air quality testing program and subsequent follow-up with customers differ from these estimates, additional reserves for customer satisfaction and warranty costs may be recorded in the future.

A rollforward of the reserve for the Company’s air quality testing program was as follows:

Balance at December 31, 2014	$—
Provision	9,643
Reversal	—
Payments	(7,382)
Balance at September 30, 2015	$2,261

Additionally, for the three and nine months ended September 30, 2015, the Company incurred customer satisfaction costs of $197 and $1,131, respectively, including a warranty and customer satisfaction reserve of $100 at September 30, 2015, primarily related to projects using certain laminate or engineered hardwood products that were incomplete as of the date sales of such laminate and engineered hardwood products were suspended during the second quarter of 2015. These costs were incurred to ensure customers could complete their projects in a satisfactory manner. Refer to Footnote 7, Commitments and Contingencies, for a discussion of these products.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers.” The new standard provides a single, comprehensive model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard requires an entity to recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue From Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of the standard by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently assessing the impact of the adoption of this new standard on its consolidated financial statements and footnote disclosures and has not yet selected a method of adoption.

Note 3.	Stockholders’ Equity

Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (Loss) Income	$(8,479)	$15,725	$(36,606)	$46,026
Weighted Average Common Shares Outstanding—Basic	27,086,443	27,096,229	27,080,389	27,332,418
Effect of Dilutive Securities:
Common Stock Equivalents	—	174,768	—	237,382
Weighted Average Common Shares Outstanding—Diluted	27,086,443	27,270,997	27,080,389	27,569,800
Net (Loss) Income per Common Share—Basic	$(0.31)	$0.58	$(1.35)	$1.68
Net (Loss) Income per Common Share—Diluted	$(0.31)	$0.58	$(1.35)	$1.67

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock Options	595,357	265,804	655,448	176,702
Restricted Shares	280,351	20,961	168,410	15,929

Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to $150,000 of the Company’s common stock. At September 30, 2015, the Company had $14,728 remaining under this authorization. During the three and nine months ended September 30, 2015, the Company did not repurchase any shares of its common stock under this program. During the three months ended September 30, 2014, the Company repurchased 257,000 shares of its common stock at an average price of $57.24 per share for an aggregate cost of $14,711. During the nine months ended September 30, 2014, the Company repurchased 671,200 shares of its common stock at an average price of $77.68 per share for an aggregate cost of $52,138.

Note 4.	Stock-Based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

	Stock Options	Restricted Stock Awards
Options Outstanding/Nonvested RSAs, December 31, 2014	652,808	157,089
Granted	270,198	381,097
Options Exercised/RSAs Released	—	(25,591)
Forfeited	(337,850)	(36,425)
Options Outstanding/Nonvested RSAs, September 30, 2015	585,156	476,170

For the three months ended September 30, 2015, the Company recorded stock-based compensation expense of $1,287 which included grants to certain members of senior management and approximately $103 for certain employees as part of initiatives to retain and motivate these employees. The retention grants vest over a three year period. For the nine months ended September 30, 2015, the Company recorded stock-based compensation expense of $1,883, including the retention grants which were offset by the impact of actual forfeitures in the period, due primarily to the resignation of the Company’s chief executive officer in May 2015. For the three and nine months ended September 30, 2014, the Company recorded stock-based compensation expense of $1,261 and $4,040, respectively.

Note 5.	Related Party Transactions

As of September 30, 2015, the Company leased 30 of its store locations and the Corporate Headquarters, which includes a store location, representing 8.4% of the total number of store leases in operation, from entities controlled by the Company’s founder and acting chief executive officer (“Controlled Companies”). As of September 30, 2014, the Company leased 29 of its locations and the Corporate Headquarters, which included a store location, representing 8.6% of the total number of store leases in operation at that time, from Controlled Companies. Rental expense related to Controlled Companies was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Rental expense related to Controlled Companies	$768	$721	$2,284	$2,213

Note 6.	Income Taxes

The Company’s effective tax rate in the three months ended September 30, 2015 was impacted primarily by a decrease in state taxes, reversal of uncertain tax position liabilities and revised projected pretax income for the remainder of 2015.  The year-over-year difference in the Company’s effective tax rate resulted primarily from non-deductible legal accruals.

Note 7.	Commitments and Contingencies

Government Investigations

Lacey Act Related Matters

On September 26, 2013, sealed search warrants were executed at the Company’s corporate offices in Toano and Richmond, Virginia by the Department of Homeland Security’s Immigration and Customs Enforcement and the U.S. Fish and Wildlife Service. The search warrants requested information, primarily documentation, related to the importation of certain of the Company’s wood flooring products in accordance with the Lacey Act. Since then, the Company cooperated with the federal authorities, including the Department of Justice (“DOJ”), in their investigation.

On October 7, 2015, Lumber Liquidators, Inc. (“LLI”) reached a settlement with the DOJ in connection with this investigation. Under the terms of a Plea Agreement with the DOJ (the “Plea Agreement”) executed on October 7, 2015, LLI agreed to plead guilty to one felony count for entry of goods by means of false statements and four misdemeanor due care counts under the Lacey Act. These violations do not require LLI to have acted with a deliberate or willful intent to violate the law, and LLI did not stipulate that it acted with such deliberate or willful intent. As part of the settlement, LLI agreed to pay a combined total of $10,000 in fines, community service payments and forfeited proceeds. The payments include a $7,800 fine, community service contributions of $880 and $350 to the National Fish and Wildlife Foundation and the Rhinoceros and Tiger Conservation fund, respectively, and a $969 forfeiture payment. The Company had previously recorded this amount in SG&A expenses in the first quarter of 2015. At September 30, 2015, $6,200 was included in current liabilities and $3,800 was included in other long-term liabilities on the accompanying condensed consolidated balance sheet. The Company expects to pay $6,200 of the settlement amount in the first quarter of 2016, $2,000 to be paid in the first quarter of 2017 and $1,800 to be paid in the first quarter of 2018.

LLI also has agreed in the Plea Agreement to implement an environmental compliance plan (the “Compliance Plan”) for a probation period of five years. If LLI fails to implement the Compliance Plan within three months of sentencing, it has agreed to cease the importation of hardwood flooring until the DOJ determines that the Compliance Plan has been satisfactorily implemented. During the first four years, LLI has agreed to engage an outside consulting firm to conduct audits of compliance with the Compliance Plan and certain requirements of the Lacey Act.

The Company has agreed to guarantee all payments and performance due from LLI, including but not limited to payments for fines, community service, forfeited proceeds and special assessments and the performance of LLI’s obligations under and compliance with the Compliance Plan and related audits.

In addition, as part of its internal compliance review procedures in the second quarter of 2015, the Company determined that there were Lacey Act compliance concerns related to a limited amount of its engineered hardwood flooring. As a result, the Company suspended sales of approximately $4,069 of this product pending further investigation, and brought this matter to the attention of the DOJ. During the investigation, the Company determined that there were no compliance concerns with respect to approximately $914 of the suspended engineered hardwood flooring. In connection with the Plea Agreement with the DOJ, the Company also reached a settlement with the DOJ related to the remaining $3,155 of suspended engineered hardwood flooring. Pursuant to a Complaint for Forfeiture In Rem and a Stipulation for Settlement and Joint Motion for Entry of Consent Order of Forfeiture (the “Consent”), the DOJ agreed to accept a $3,155 payment in lieu of a civil forfeiture of this product. The Company had previously recorded this amount in SG&A expenses in the second quarter of 2015 and it is included in current liabilities on the accompanying condensed consolidated balance sheet. The Company paid this amount in October 2015 pending entry of the Consent and, pursuant to a motion granted, is now permitted to sell the suspended engineered hardwood flooring and retain any proceeds of the sale.

The Plea Agreement was approved by the United States District Court for the Eastern District of Virginia on October 22, 2015. A sentencing hearing related to the Plea Agreement is scheduled to be held on February 1, 2016. No date has been set for entry of the Consent.

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

The Company has been fully cooperative with CARB as CARB continues to work on this matter by, among other things, providing CARB with requested information related to the products CARB tested. Based on discussions with CARB regarding the May 2015 suspension of sales of laminate flooring sourced from China, the Company removed this flooring from its stores in California. While the Company believes that CARB may assert a claim against the Company, the Company cannot estimate the reasonably possible loss or range of loss that may result from this matter.

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

The lead plaintiffs filed a consolidated amended complaint on April 22, 2015. The consolidated amended complaint alleges that the Defendants made material false and/or misleading statements that caused losses to investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to their compliance with the federal Lacey Act, the chemical content of certain of their wood products, and their supply chain and inventory position. The lead plaintiffs do not quantify any alleged damages in their consolidated amended complaint but, in addition to attorneys' fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Company disputes these claims and intends to defend the matter vigorously. The Defendants have moved to dismiss the consolidated amended complaint but the court has not yet ruled on the motions. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

NW Bamboo Matter

On February 27, 2014, NW Bamboo Trim, Inc. (“NWBT”) filed suit in the Circuit Court of the City of Richmond, Virginia against the Company and a supplier of bamboo trim products (the “Supplier”). In its complaint, NWBT alleges that (i) the Company breached a contract with NWBT by not purchasing certain products from NWBT, (ii) the Company tortiously interfered with NWBT’s relationship with the Supplier, and (iii) the Company and the Supplier conspired to harm NWBT’s business. The Company filed a motion seeking to dismiss the claims, which was granted as it pertained to the breach of contract claim. The case is proceeding on the remaining two causes of action.

On October 12, 2015, as part of its required discovery disclosures, NWBT identified a valuation of its business of approximately $2,800 as the basis for its compensatory damages claim. NWBT also seeks punitive damages in the amount of $350 plus pre-judgment interest, treble damages and attorney’s fees. The Company disputes NWBT’s claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the legal standards and burdens that must be met to establish the elements of NWBT claims, issues around the support for and calculation of any purported damages, and questions about the merits of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

TCPA Matter

On or about March 4, 2014, Richard Wade Architects, P.C. (“RWA”) filed a lawsuit in the United States District Court for the Northern District of Illinois (the “RWA Lawsuit”), which was subsequently amended, alleging that the Company violated the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act and the common law by sending an unsolicited facsimile advertisement to RWA and a proposed class. RWA sought recourse on its own behalf as well as other similarly situated parties who are members of the proposed class that received unsolicited facsimile advertisements from the Company. The TCPA provides for recovery of actual damages or five hundred dollars for each violation, whichever is greater. If it is determined that a defendant acted willfully or knowingly in violating the TCPA, the amount of the award may be increased by up to three times the amount provided above. Although the Company believed it had valid defenses to the claims asserted, it entered into a settlement of the claims in the RWA Lawsuit. On September 3, 2015, the Court entered an order granting final approval to the settlement and certifying a settlement class. Under the settlement agreement, the Company paid a total of $300 including the plaintiffs’ attorneys’ fees, class notice and administration costs, a sum to RWA and cash payments to members of the settlement class who file valid claims. The settlement amount was accrued in 2014 and was paid into an escrow fund on August 18, 2015. The settlement payment was released to class counsel on October 16, 2015 after the final approval order became a final and non-appealable order.

Prop 65 Matter

On or about July 23, 2014, Global Community Monitor and Sunshine Park LLC (together, the “Prop 65 Plaintiffs”) filed a lawsuit, which was subsequently amended, in the Superior Court of the State of California, County of Alameda, against the Company. In the amended complaint, the Prop 65 Plaintiffs allege that the Company violated California’s Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code section 25249.5, et seq. (“Proposition 65”). In particular, the Prop 65 Plaintiffs allege that the Company failed to warn consumers in California that certain of the Company’s products (collectively, the “Products”) emit formaldehyde in excess of the applicable safe harbor limits. The Prop 65 Plaintiffs did not quantify any alleged damages in their amended complaint but, in addition to attorneys’ fees and costs, the Prop 65 Plaintiffs seek (i) equitable relief involving the reformulation of the Products, additional warnings related to the Products, the issuance of notices to certain of the purchasers of the Products (the “Customers”) and the waiver of restocking fees for Customers who return the Products and (ii) civil penalties in the amount of two thousand five hundred dollars per day for each violation of Proposition 65.

The Company filed a counterclaim against the Prop 65 Plaintiffs for trade libel, unfair business practices, intentional interference with a prospective business advantage, negligent interference with economic relations, and declaratory relief. The Prop 65 Plaintiffs filed a motion to dismiss the Company’s counterclaim, which was granted by the court on April 15, 2015. Among other things, the court’s order called for the Company to pay the Prop 65 Plaintiffs’ fees and costs incurred in filing and arguing the Company’s motion to dismiss. Although the Company believed its counterclaim had merit and an award of fees and costs was not warranted, it entered into a settlement agreement with the Prop 65 Plaintiffs in connection with the court’s order and the Company paid a total of $250 for the Prop 65 Plaintiffs’ fees and costs, of which $175 was accrued in the second quarter of 2015.

The Company disputes the claims of the Prop 65 Plaintiffs and intends to defend the matter vigorously. Given the uncertainty of litigation and the legal standards that must be met for, among other things, success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Gold Matter

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring (the “Bamboo Product”) that the Company sells is defective. Gold filed an amended complaint on February 13, 2015, which added three additional plaintiffs (collectively with Gold, “Gold Plaintiffs”). Gold Plaintiffs allege that the Company has engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Bamboo Product and by concealing the Bamboo Product’s defective nature. Gold Plaintiffs seek the certification of five separate classes: (i) individuals in the United States who own homes or other structures where the Bamboo Product has been installed or where the Bamboo Product has been removed and replaced; (ii) individuals who are California residents and purchased the Bamboo Product for personal, family, or household use or who paid to replace the Bamboo Product; and (iii) the same description but for residents in New York, Illinois and West Virginia. Gold Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, Gold Plaintiffs seek (i) a declaration that the Company is financially responsible for notifying all purported class members, (ii) injunctive relief requiring the Company to replace and/or repair all of the Bamboo Product installed in structures owned by the purported class members, and (iii) a declaration that the Company must disgorge, for the benefit of the purported classes, all or part of its profits received from the sale of the defective Bamboo Product and/or to make full restitution to Gold Plaintiffs and the purported class members.

The Company moved to dismiss the amended complaint and the motion is fully briefed. A hearing was held on the motion and the court took the motion under submission. The Company disputes the Gold Plaintiffs’ claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

On June 12, 2015, United States Judicial Panel on Multi District Litigation (the “MDL Panel”) issued an order transferring and consolidating 10 of the related federal class actions to the United States District Court for the Eastern District of Virginia (the “Virginia Court”). In a series of subsequent conditional transfer orders, the MDL Panel has transferred the other cases to the Virginia Court. The Company continues to seek to have any newly filed cases transferred and consolidated in the Virginia Court and ultimately, the Company expects all federal class actions involving formaldehyde allegations, including any newly filed cases, to be transferred and consolidated in the Virginia Court. The consolidated case in the Virginia Court is captioned In re: Lumber Liquidators Chinese-Manufactured Flooring Products Marketing, Sales, Practices and Products Liability Litigation.

Pursuant to court order, plaintiffs filed a Representative Class Action Complaint in the Virginia Court on September 11, 2015. The complaint challenged the Company’s labeling of its flooring products and asserted claims under California, New York, Illinois, Florida and Texas law for fraudulent concealment, violation of consumer protection statutes, negligent misrepresentation and declaratory relief, as well as a claim for breach of implied warranty under California law. Thereafter, on September 18, 2015, plaintiffs filed the First Amended Representative Class Action Complaint (“FARC”) in which they added implied warranty claims under New York, Illinois, Florida and Texas law, as well as a federal warranty claim. The Company filed a motion to dismiss and answered the FARC. The court has not yet ruled on the motion to dismiss. The Company also filed a motion to strike nationwide class allegations and a motion to strike all claims of personal injury made in class action complaints.

In addition, on or about April 1, 2015, Sarah Steele (“Steele”) filed a purported class action lawsuit in the Ontario, Canada Superior Court of Justice against the Company. In the complaint, Steele’s allegations include (i) strict liability, (ii) breach of implied warranty of fitness for a particular purpose, (iii) breach of implied warranty of merchantability, (iv) fraud by concealment, (v) civil negligence, (vi) negligent misrepresentation, and (vii) breach of implied covenant of good faith and fair dealing. Steele did not quantify any alleged damages in her complaint but, in addition to attorneys’ fees and costs, Steele seeks (i) compensatory damages, (ii) punitive, exemplary and aggravated damages, and (iii) statutory remedies related to the Company’s breach of various laws including the Sales of Goods Act, the Consumer Protection Act, the Competition Act, the Consumer Packaging and Labeling Act and the Canada Consumer Product Safety Act.

The Company disputes the plaintiff’s claims and intends to defend these matters vigorously. Given the uncertainty of litigation, the preliminary stage of these cases and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

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

The Company moved to dismiss the Virginia Action, contending that the federal court should abstain from deciding the case in favor of the more comprehensive state-court Wisconsin Action.  By order dated September 4, 2015, the court largely denied the Company’s motion to dismiss, allowing the Virginia Action to proceed.  While the court dismissed the reformation claim without prejudice, as pled with insufficient specificity, the court granted leave to amend, and an amended complaint was filed on September 15, 2015.  The Company has filed a motion to dismiss the amended complaint but the court has not yet ruled on that motion.

The four insurers who were not plaintiffs in the Virginia Action have filed motions to intervene as plaintiffs in the Virginia Action, in an effort to make the Virginia Action “as comprehensive” as the Wisconsin Action.  The Company has opposed the motions to intervene, and the Company is awaiting a decision from the court.

The defendant-insurers in the Wisconsin Action have filed motions to dismiss or stay the Wisconsin Action in favor of the Virginia Action.  The defendants in the Wisconsin Action have also moved for protective orders seeking to forestall their obligation to respond to discovery requests that the Company promulgated in the Wisconsin Action.  The Company has opposed these motions, and the Wisconsin court has yet to rule on them.

Litigation Relating to Abrasion Claims

On May 20, 2015, a purported class action titled Abad v. Lumber Liquidators, Inc. was filed in the United States District Court for the Central District of California and two amended complaints were subsequently filed. In the Second Amended Complaint (“SAC”), the plaintiffs (collectively, the “Abrasion Plaintiffs”) seek to certify a national class composed of “All Persons in the United States who purchased Defendant’s Dream Home brand laminate flooring products from Defendant for personal use in their homes,” or, in the alternative, 32 statewide classes from California, North Carolina, Texas, New Jersey, Florida, Nevada, Connecticut, Iowa, Minnesota, Nebraska, Georgia, Maryland, Massachusetts, New York, West Virginia, Kansas, Kentucky, Mississippi, Pennsylvania, South Carolina, Tennessee, Virginia, Washington, Maine, Michigan, Missouri, Ohio, Oklahoma, Wisconsin, Indiana, Illinois and Louisiana. The SAC alleges violations of each of these states’ consumer protections statutes and the federal Magnuson-Moss Warranty Act, as well as breach of implied warranty and fraudulent concealment. The Abrasion Plaintiffs did not quantify any alleged damages in the SAC but, in addition to attorneys’ fees and costs, seek an order certifying the action as a class action, an order adopting the Abrasion Plaintiffs’ class definitions and finding that the Abrasion Plaintiffs are their proper representatives, an order appointing their counsel as class counsel, injunctive relief prohibiting the Company from continuing to advertise and/or sell laminate flooring products with false abrasion class ratings, restitution of all monies it received from the Abrasion Plaintiffs and class members, damages (actual, compensatory, and consequential) and punitive damages.

The Company filed a motion to dismiss the SAC. A hearing on the motion has been scheduled and briefing on the motion is ongoing. The Company disputes the Abrasion Plaintiffs’ claims and intends to defend these matters vigorously. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

Morris Matter

On or about August 18, 2015, Kevin Morris (“Morris”) filed a purported class action lawsuit in the Circuit Court of the Twentieth Judicial Circuit in St. Clair County, Illinois alleging that the Casa de Colour Collection by Dura-Wood flooring (the “Morris Product”), a brand of solid wood flooring sold by the Company, is defective due to warping, cupping and buckling. Morris alleges that the Company has engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Morris Product and by concealing the Morris Product’s defective nature. In particular, Morris’s allegations include (i) common law fraud, (ii) breach of implied warranty, (iii) breach of express warranty, (iv) breach of contract, (v) breach of duty of good faith and fair dealing, (vi) violation of the Illinois Consumer Fraud and Deceptive Business Practices Act (the “ICFA”) and (vii) violation of the Uniform Deceptive Trade Practices Act (the “UDTPA”). Morris did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Morris seeks (i) certification of the purposed class, (ii) injunctive relief requiring the Company to replace and/or repair all Morris Products installed in structures owned by the purported class, (iii) an award of compensatory, consequential and statutory damages, pre-judgment interest and post-judgment interest, (iv) a declaration that the Company must disgorge, for the benefit of the purported class, all or part of the Company’s profits received from the sale of the Morris Product and/or to make full restitution to Morris and the purported class, (v) a judgment for actual damages for injuries suffered by Morris and the purported class as a result of the Company’s violation of the ICFA and (vi) a judgment awarding Morris and the purported class reasonable attorneys’ fees and costs in accordance with the UDTPA. On September 25, 2015, the Company removed the action to the United States District Court for the Southern District of Illinois. The Company disputes Morris’s claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Derivative Litigation Matters

Consolidated Cases

On or about March 11, 2015, R. Andre Klein (“Klein”) filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against the Company’s directors at that time, as well as its Senior Vice President, Supply Chain, former Chief Merchandising Officer and former Chief Financial Officer (collectively, the “Klein Defendants”). On or about April 1, 2015, Phuc Doan (“Doan”) filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against the Company’s directors at that time, as well as its Senior Vice President, Supply Chain, former Chief Merchandising Officer and former Chief Financial Officer (collectively, the “Doan Defendants”). On or about April 15, 2015, Amalgamated Bank, as trustee for the Longview 600 Small Cap Index Fund, filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against the Company’s directors at that time, as well as its former Chief Merchandising Officer, former Chief Financial Officer, Senior Vice President, Supply Chain and its former Chief Executive Officer and President (collectively, the “Amalgamated Defendants,” and, with the Klein and Doan Defendants, the “Individual Defendants”). The Company was named as a nominal defendant only in these three suits.

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

Additionally, in May 2015, the Company received a shareholder demand from Timothy Horton (“Horton”). The allegations and demands made by Horton overlap substantially with those raised in the consolidated action. On June 11, 2015, the Special Committee exercised its authority to create a three-person Demand Review Committee, which is comprised of three independent directors and tasked with investigating the claims made in the consolidated action and the Horton demand letter and making a recommendation to the board of directors as to whether it would be in the best interests of the Company to pursue any of those claims. Thereafter, the members of the Demand Review Committee filed a motion to stay the consolidated action pending completion by the Demand Review Committee of its investigation and recommendation to the board of directors.

Further, in the consolidated action, the Company filed a motion to dismiss based on the failure to make a demand upon the Company’s board of directors, and the Individual Defendants filed a motion to dismiss based on the failure to state a claim. These motions are fully briefed and pending before the court. Based on the uncertainty of litigation and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Costello Matter

On or about March 6, 2015, James Costello (“Costello”) filed a shareholder derivative suit in the Court of Chancery of the State of Delaware against the Company’s directors at that time (the “Costello Derivative Defendants”). The Company was named as a nominal defendant only. On April 1, 2015, the case was voluntarily stayed. On June 19, 2015, the stay was lifted at Costello’s request and Costello subsequently filed an amended complaint. The amended complaint added the Company’s Senior Vice President, Supply Chain, former Chief Merchandising Officer and former Chief Financial Officer as defendants (along with the Derivative Defendants, the “Costello Defendants”). Costello’s allegations include (i) breach of fiduciary duties, (ii) gross mismanagement, (iii) unjust enrichment, and (iv) insider selling and the misappropriation of certain of our information in connection therewith. Costello did not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, Costello seeks (i) against the Costello Defendants and in the Company’s favor the amount of damages sustained by the Company as a result of the Costello Defendants’ breaches of fiduciary duties, gross mismanagement and unjust enrichment, (ii) extraordinary equitable and/or injunctive relief, including attaching, impounding, imposing a constructive trust on or otherwise restricting the proceeds of the Costello Defendants’ trading activities or their assets, (iii) awarding to the Company restitution from the Costello Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Costello Defendants; and (iv) additional equitable and/or injunctive relief that would require the Company to institute certain compliance policies and procedures.

The Company filed a motion to dismiss the amended complaint based on the failure to make a demand upon the Company’s board of directors and the Costello Defendants filed a motion to dismiss based on the failure to state a claim and the exculpatory provision in the Company’s Certificate of Incorporation. On September 14, 2015, the parties entered into a stipulation voluntarily staying the case until the Demand Review Committee has an opportunity to investigate Costello’s allegations and make a recommendation to the Company’s board of directors, and the board of directors has the opportunity to act on that recommendation. The court has approved the stipulation.

Based on the uncertainty of litigation and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

McBride Matter

On or about March 27, 2015, James Michael McBride (“McBride”) filed a shareholder derivative suit in the Circuit Court of the City of Williamsburg and County of James City, Virginia against the Company’s directors at that time, as well as its former Chief Merchandising Officer and former Chief Financial Officer (collectively, the “McBride Defendants”). The Company was named as a nominal defendant only. In the complaint, McBride’s allegations include (i) breach of fiduciary duties, (ii) gross mismanagement, (iii) abuse of control, (iv) insider trading, and (v) unjust enrichment. McBride did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, McBride seeks (i) the awarding, against the McBride Defendants, and in favor of the Company, of damages sustained by the Company as a result of certain of the McBride Defendants’ breaches of their fiduciary duties and (ii) a directive to the Company to (a) take all necessary actions to reform and improve its corporate governance and internal procedures, (b) comply with its existing governance obligations and all applicable laws and (c) protect the Company and its investors from a recurrence of the events that led to the filing of this action. On July 6, 2015, McBride filed an amended complaint. The amended complaint added claims for statutory conspiracy and common law conspiracy and, in connection with the statutory conspiracy claim, seeks damages in the amount of three times the actual damages incurred by the Company as the result of the alleged wrongful acts. Pursuant to a voluntary agreement between the parties, the defendants have not yet responded to the amended complaint. Based on the uncertainty of litigation and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to the Company’s engineered hardwood imported from China, which accounted for approximately 10% of its flooring purchases in 2014 and approximately 9% of its flooring purchases in the first nine months of 2015.

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

In the first DOC annual review in this matter, rates were modified for AD rates through November 2012 and for CVD rates through 2011. Specifically, the AD rate was set at 5.92% and the CVD rate was set at 0.83%. These rates are being appealed to the CIT by several parties, including the Company. Based on what has been paid by the Company to date for the periods covered by the first annual review, the Company believes its best estimate of the probable loss was approximately $833 for shipments during the applicable time periods covered by the first annual review, which the Company recorded as a long-term liability in its accompanying condensed consolidated balance sheet and in cost of sales in its second quarter 2015 condensed consolidated financial statements.

In January 2015, pursuant to the second annual review, the DOC issued a non-binding preliminary AD rate of 18.27% for purchases from December 2012 through November 2013 and a preliminary CVD rate of 0.97% for purchases in fiscal year 2012. The rates were finalized in early July 2015 with the AD rate set at 13.74% and the CVD rate set at 0.99%. The Company has appealed these rates. As these rates are now confirmed, the Company believes its best estimate of the probable loss was $4,089 for shipments during the applicable time periods, which the Company recorded as a long-term liability on its accompanying condensed consolidated balance sheet and in cost of sales in its second quarter 2015 condensed consolidated financial statements. Beginning in July 2015, the Company began paying these rates on each applicable purchase.

If these rates remain in effect for shipments subsequent to November 2013 (AD) and shipments subsequent to December 2012 (CVD), the Company would owe an additional $5,561 for all shipments through September 30, 2015. As no rates have been finalized for these periods, the Company has not recorded an accrual in its condensed consolidated financial statements for the impact of higher rates for the time periods subsequent to the second annual review. Based on the information available, the Company believes there is at least a reasonable possibility that an additional charge may be incurred in the range of $0 to $5,561. A loss greater than this amount may be incurred, but the Company is unable to estimate the amount at this time.

The third annual review of the AD and CVD rates was initiated in February 2015, with preliminary rates expected in December 2015. Any change in the applicable rates as a result of the third annual review would apply to imports occurring after the second period of review.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute

“forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of our management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. Forward-looking statements in this report may include, without limitation, statements regarding legal matters and settlement discussions, the terms of and compliance with the Plea Agreement and the Compliance Plan, the Company’s ability to borrow under its asset-backed revolving credit facility, elevated levels of legal and professional fees, elevated levels of payroll and stock-based compensation expense, sales growth, comparable store net sales, number of stores providing installation services, impact of cannibalization, price changes, inventory availability and inventory per store, inventory valuation, earnings performance, stock-based compensation expense, margins, return on invested capital, advertising costs, costs to administer the Company’s indoor air quality testing program, intention to conduct additional investigation and reviews in connection with certain consumers’ indoor air quality tests, strategic direction, the scale of the expansion of and transition to the Company’s laminate products sourced from Europe and North America, supply chain, the demand for the Company’s products, benefits from an improving housing market, construction of engineered hardwood as to not be subject to anti-dumping and countervailing duties, ultimate resolution of governmental investigations, and store openings and remodels. The Company’s actual results could differ materially from those projected in or contemplated by the forward-looking statements as a result of potential risks, uncertainties and other factors including, but not limited to, changes in general economic and financial conditions, such as the rate of unemployment, consumer access to credit, and interest rate; the volatility in mortgage rates; the legislative/regulatory climate; political unrest in the countries of the Company’s suppliers; the amount necessary to and the ability to retain and motivate Company employees; the availability of sufficient suitable hardwood; the impact on the Company if the Company is unable to maintain quality control over our products; the cost and effect on the Company’s reputation of, and consumers’ purchasing decisions in connection with, unfavorable allegations surrounding the product quality of the Company’s laminates sourced from China; the Company’s suppliers’ ability to meet its quality assurance requirements; disruption in the Company’s suppliers’ abilities to supply needed inventory; the impact on the Company’s business of its expansion of laminate products sourced from Europe and North America and the flooring industry’s demand for product from these regions; disruptions or delays in the production, shipment, delivery or processing through ports of entry; the strength of the Company’s competitors and their ability to increase their market share; slower growth in personal income; the number of customers requesting and cost associated with addressing the Company’s indoor air quality testing program; the ability to collect necessary additional information from applicable customers in connection with indoor air quality test results; changes in business and consumer spending and the demand for the Company’s products; changes in transportation costs; the rate of growth of residential remodeling and new home construction; the demand for and profitability of installation services; changes in the scope or rates of any antidumping or countervailing duty rates applicable to the Company’s products; the duration, costs and outcome of pending or potential litigation or governmental investigations; ability to successfully and timely implement the Compliance Plan; ability to make timely payments pursuant to the terms of the Plea Agreement; ability to borrow under its asset-backed revolving credit facility; ability to reach an appropriate resolution in connection with the governmental investigations; ultimate disposition of the laminate flooring sourced from China at or above current valuation; and inventory levels. The Company specifically disclaims any obligation to update these statements, which speak only as of the dates on which such statements are made, except as may be required under the federal securities laws. Information regarding these additional risks and uncertainties is contained in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”), including the Item 1A, “Risk Factors,” section of (i) the Form 10-K for the year ended December 31, 2014, (ii) the Form 10-Q for the quarter ended March 31, 2015 and (iii) this Form 10-Q for the quarter ended September 30, 2015.

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2014.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America. At September 30, 2015, we sold our products through 370 Lumber Liquidators stores in 46 states in the United States (“U.S.”) and in Canada, a call center, websites and catalogs. We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. With a balance of price, selection, quality, availability and service, we believe our value proposition is the most complete within a highly-fragmented hardwood flooring market. Sourcing directly from the mill provides the foundation for this value proposition, further strengthened by our unique store model, the industry expertise of our people, our singular focus on hard-surface flooring and our expansion of our advertising reach and frequency.

Under the leadership of our founder and acting chief executive officer, we are focused on certain key initiatives and have begun to make progress on them. The key initiatives include:

•	Getting back to basics, including rationalizing our product assortment and challenging our non-core investments, by:

o	Simplifying our product assortment by eliminating approximately 140 flooring varieties and related moldings, which were identified as duplicative, discontinued or less popular products, thereby reducing our inventory levels;

o	Continuing to expand our assortment of laminates sourced from North America and Europe as well as expanding our assortment of Bellawood in the engineered hardwood and bamboo merchandise categories; and

o	Developing strong relationships with vendors across the globe.

•	Taking care of our customers, including providing good products at good prices and undertaking measures to increase customer trust, by:

o	Re-establishing our brand position by continuing to utilize promotional pricing combined with everyday low prices to drive customer traffic and advertise our value proposition;

o	Implementing initiatives to retain our people, including our flooring experts who are instrumental in the customer experience; and

o	Fulfilling our commitment to customers who participated in our air quality testing program.

•	Executing on our value proposition to improve operational efficiencies and bring value to our shareholders, including:

o	Allowing senior management to focus on the business while the Special Committee of the Board of Directors (the “Special Committee”) manages certain legal, regulatory and compliance matters;

o	Hiring a Chief Compliance and Legal Officer to help strengthen our compliance programs; and

o	Opening new stores featuring an updated showroom layout with better visibility and navigation throughout the store, highlighting our assortment in a good-better-best format and focusing on emerging product categories such as wood look tile and butcher block countertops.

Executive Summary of Results

Our results for the quarter ended September 30, 2015 were impacted by the following key items:

•	A net loss of $8.5 million, or $(0.31) per diluted share, compared to net income of $15.7 million, or $0.58 per diluted share in the third quarter of 2014.

•	Net sales of $236.1 million, a decrease of 11.3% from the third quarter of 2014, including a comparable store net sales decline of 14.6% due to a 13.0% decrease in the number of customers invoiced and a 1.6% decrease in the average sale.

o	We believe net sales continued to be negatively impacted by unfavorable allegations surrounding the product quality of our laminates sourced from China as part of a 60 Minutes broadcast in March 2015 (the “Broadcast”).

o	Additionally, we believe lower inventory levels in certain merchandise categories, primarily laminates and engineered hardwood, negatively impacted net sales. In addition, we believe a stronger competitive environment, particularly in these merchandise categories, also adversely impacted net sales.

•	Gross margin declined to 30.1% from 39.2% in the third quarter of 2014. In addition to the matter noted below, this decline was a result of certain continued reductions in retail prices implemented in 2014, promotional pricing during the third quarter, efforts to simplify our product assortment and reduce clearance inventory, and changes in sales mix. The average retail price per unit sold during the three month period ended September 30, 2015 decreased 5.3% from the comparable period in 2014.

o	We incurred $2.4 million for purchases of testing kits and professional fees in the third quarter of 2015 related to our indoor air quality testing program.

•	Selling, general and administrative (“SG&A”) expenses increased $10.0 million to 37.4% of net sales.

o	Our legal and professional fees increased $8.7 million over the third quarter of 2014, primarily related to our investigation and defense of various legal and regulatory matters.

o	Asset impairment of $3.0 million was incurred related to discontinuing certain non-core investments.

o	We implemented certain initiatives to retain our people, including both cash and equity awards, which resulted in costs of $2.7 million in the third quarter of 2015.

Settlement of Lacey Act Investigations

On October 7, 2015, we announced that the Company had entered into a settlement with the Environment and Natural Resources Division of the Department of Justice (“DOJ”) related to our compliance with the Lacey Act. The court approved this settlement on October 22, 2015 and formal sentencing is scheduled for February 1, 2016. This matter focused on some of our hardwood flooring purchase orders and import declarations made concerning the origin of the timber of those orders and concluded the DOJ’s inquiry launched in 2013. As part of the settlement, we agreed to plead guilty to violations of a Customs law and the Lacey Act, and pay a combined total of $10.0 million in fines, community service payments and forfeited proceeds. The payments include a $7.8 million fine, community service contributions of $0.9 million and $0.4 million to the National Fish and Wildlife Foundation and the Rhinoceros and Tiger Conservation fund, respectively, and a $1.0 million forfeiture payment. We had recorded this amount in SG&A expenses in the first quarter of 2015. At September 30, 2015, $6.2 million was included in current liabilities and $3.8 million was included in other long-term liabilities on the accompanying condensed consolidated balance sheet. We expect to pay $6.2 million of the settlement amount in the first quarter of 2016, $2.0 million in the first quarter of 2017 and $1.8 million in the first quarter of 2018.

The agreement includes four misdemeanor due care violations of the Lacey Act and a single felony charge for entry of goods by means of false statements. These violations, including the Class E felony, do not require us to have acted with a deliberate or willful intent to violate the law, and we did not stipulate that we acted with such deliberate or willful intent. We also agreed to implement an Environmental Compliance Plan (the “Compliance Plan”) to ensure future compliance with the Lacey Act. The agreement requires third-party audits of our compliance with the Compliance Plan and the Lacey Act within 18 months, 35 months and 48 months. In addition to implementation of a stringent Lacey Act compliance program, extensive review of and enhancements to our compliance programs in general are in process.  Based on our current expectations, we anticipate implementation and ongoing compliance costs of these enhancements to cost up to $3.5 million through 2016, of which approximately $0.5 million to $1.0 million is expected to be incurred in the fourth quarter of 2015. We believe the ongoing costs of our compliance program will be higher than historical levels as we implement the Compliance Plan, however, the scope of those costs will be determined by future sourcing initiatives and other factors.

In addition, as previously disclosed, we determined in the second quarter of 2015 that there were Lacey Act compliance concerns related to a limited amount of our engineered hardwood flooring. As a result, we suspended sales of approximately $4.1 million of this product pending further investigation, and voluntarily brought this matter to the attention of the DOJ. We had also suspended purchases of this product from certain suppliers. During our investigation, we determined that there were no compliance concerns with respect to approximately $0.9 million of the suspended engineered hardwood flooring. As part of the agreement with the DOJ, we also reached a settlement with the DOJ related to the remaining $3.2 million of suspended engineered hardwood flooring. In the settlement, the DOJ will accept a $3.2 million payment in lieu of a civil forfeiture of this product. We had previously recorded this amount in SG&A expenses in the second quarter of 2015, and it is included in current liabilities on the accompanying condensed consolidated balance sheet. We paid this amount in October 2015 pending entry of the consent by the court, and based on a motion granted by the court, are now permitted to sell the suspended engineered hardwood flooring and retain any proceeds of the sale.

We anticipate that net sales of engineered hardwood will continue to be impacted due to our transition of purchases of this product to certain new suppliers. We believe gross margin and sales mix trends will continue to be adversely impacted until our full assortment of engineered hardwood is available, which is not expected until mid-2016.

We fully cooperated with federal authorities and are continuing to make significant enhancements to our sourcing and compliance practices. We do not believe the settlement or related payments will impact our ability to borrow under our asset-based revolving credit facility.

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

On May 7, 2015, we suspended the sale of our laminate products sourced from China pending further assessment of the situation. At September 30, 2015, we held merchandise inventories of that product in both our distribution centers and our retail stores with a cost of $19.8 million and coordinated moldings with a cost of $2.8 million. This cost assumes we sell this product through our retail stores. We continue to evaluate and assess alternatives for disposition of these products and the potential implications these alternatives would have on our business. Our future decision regarding the disposition of these products is subject to consideration and assessment of customer sentiment, market conditions, findings by regulatory agencies, legal proceedings, alternative channels for disposition and other factors. If we were to pursue or be required to pursue a disposition of these products other than through our retail stores, it is likely that the net realizable value of the affected inventory would be materially less than its current carrying value.

We believe the Broadcast has negatively impacted our net sales since its airing. We also believe net sales were negatively impacted by the suspension of sales of laminates sourced from China and limited availability of substitute product.

In order to meet customer demand, we have shifted the sourcing of laminate products previously manufactured in China to suppliers located in Europe and North America. We believe the products from these regions will have higher unit costs than those of similar products previously sourced from China. Our transition to these new suppliers occurred throughout the third quarter, and certain products were not available for a significant portion of the quarter. We are evaluating our laminate assortment and will address necessary changes based on market conditions. If market conditions or customer demand significantly vary from our estimates, the availability of certain products in future periods may be impacted, either increasing customer wait time or increasing the carrying levels of certain products.

On March 4, 2015, we received notice from the Consumer Product Safety Commission (“CPSC”) that it requested samples of our laminate flooring manufactured in China.  On March 9, 2015, we submitted an initial report in accordance with Section 15 of the Consumer Product Safety Act.  On April 9, 2015, at the CPSC’s request, we submitted a Section 15b full report.  We have been cooperating with the CPSC and have provided testing and safety information to the CPSC staff.  Further, we have discussed our air quality testing program with the CPSC and have provided the CPSC with updates. The CPSC has obtained additional samples of our laminate flooring manufactured in China and has been conducting further formaldehyde emissions testing and is continuing to review this matter.

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

Results of Operations

Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net sales	$236,064	$266,067	$743,969	$775,443
Percentage (decrease) increase	(11.3)%	4.6%	(4.1)%	4.5%

Number of stores open at end of period	370	349	370	349
Number of stores in expanded showroom format	132	98	132	98
Number of stores opened in period	7	5	18	31
Number of stores remodeled in period[1]	1	6	11	15
	percentage increase (decrease)
Average sale[2]	(1.6)%	(2.3)%	(3.6)%	(0.6)%
Average retail price per unit sold[3]	(5.3)%	(3.0)%	(6.1)%	(0.8)%

Comparable stores[4]:
Net sales	(14.6)%	(4.9)%	(9.0)%	(4.3)%
Customers invoiced[5]	(13.0)%	(2.6)%	(5.4)%	(3.7)%
Net sales of stores operating for 13 to 36 months	(7.8)%	1.1%	(3.2)%	2.6%
Net sales of stores operating for more than 36 months	(15.7)%	(5.6)%	(9.7)%	(5.0)%

Net sales in markets with all stores comparable (no cannibalization)	(13.5)%	(0.9)%	(7.2)%	(0.4)%
Net sales in cannibalized markets[6]	5.1%	16.7%	12.9%	16.8%

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

Net sales for the third quarter of 2015 decreased $30.0 million, or 11.3%, over the third quarter of 2014 as an increase in net sales in non-comparable stores of $8.9 million was more than fully offset by a decrease in net sales in comparable stores of $38.9 million. Net sales for the nine months ended September 30, 2015 decreased $31.5 million, or 4.1%, over the same prior year period as an increase in net sales in non-comparable stores of $38.1 million was more than fully offset by a decrease in net sales in comparable stores of $69.5 million. Net sales in 2015 were primarily impacted by the following factors:

•	We believe unfavorable allegations surrounding the product quality of our laminates sourced from China, including claims asserted in the Broadcast, negatively impacted the number of customers invoiced and demand for all merchandise categories, with laminates and bamboo being impacted the most.

•	We believe net sales in the third quarter of 2015 were negatively impacted by our suspension of sales of all laminate flooring sourced from China, which included a large assortment of our premium laminates. Overall, the mix of total laminate sales decreased in comparison to the prior year period primarily as a result of the suspension of the sale of certain laminates and lower laminate inventory levels. Total laminate net sales were 13.2% of net sales in the third quarter of 2015 compared to 18.5% in the third quarter of 2014.

•	We believe net sales of engineered hardwood were negatively impacted in the third quarter of 2015 primarily due to limited inventory levels as a result of the suspension of purchases of this product from certain suppliers.

•	We believe a stronger competitive environment, particularly in those merchandise categories with limited availability, adversely impacted our net sales.

•	Net sales in the three and nine months ended September 30, 2015 included $10.8 million and $28.2 million of delivery and installation services, respectively, up from $8.7 million and $23.8 million in the comparable periods in 2014, respectively. At September 30, 2015, our own associates performed certain customer-facing, consultative services and coordinated the actual installation services provided by third-party professional installers in 179 stores.

We believed our lower inventory levels in certain key merchandise categories, primarily laminates, vinyl plank and engineered hardwoods, reduced our ability to convert customer demand into invoiced sales during the second and third quarters of 2014. Additionally, we believed net sales in the nine month periods ended September 30, 2014 were negatively impacted by the unusually severe winter weather experienced in the U.S. and Canada during 2014. In addition, we believed that our reduced customer traffic coincided with certain weak macroeconomic trends related to residential remodeling, including existing home sales, which were lower in 2014 than the corresponding periods in 2013.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net Sales	$236,064	$266,067	$743,969	$775,443
Cost of Sales	165,068	161,909	519,077	463,760
Gross Profit	$70,996	$104,158	$224,892	$311,683
Gross Margin	30.1%	39.2%	30.2%	40.2%

We believe that the significant drivers within gross margin and their estimated impact compared to the prior year are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Driver	Description	2015	2014 [1]	2015	2014 [1]
		expansion (contraction) in basis points
Product	Changes in the average retail price per unit sold; Cost of acquiring the products we sell from our suppliers, including the impact of our sourcing initiatives; Customs and duty charges; Changes in the mix of products sold; Changes in the average retail price and related cost of services, including installation and delivery; Changes in finishing costs to produce a unit of our proprietary brands.	(830)	(250)	(720)	(120)

Transportation	International and domestic transportation costs, including the impact of international container rates; Fuel and fuel surcharges; Impact of vendor shipments received directly by our stores; Transportation charges from our distribution centers to our stores and between stores.	(60)	50	(50)	20

All Other	Investments in our quality control procedures; Warranty and customer satisfaction costs; Inventory shrink and impairment; Net costs of producing samples.	(20)	(60)	(230)	—
Total Change in Gross Margin from the prior year		(910)	(260)	(1,000)	(100)

1 The cost of delivery to our customers has been reclassified from Transportation to Product.

Product: We believe gross margin was adversely impacted primarily due to several factors.

•	Certain planned reductions in retail prices implemented in late 2014 and greater promotional pricing beginning in March 2015 to drive customer traffic and reduce inventory levels has adversely impacted our gross margin. In the fourth quarter of 2015 and into 2016, we plan to be more strategic and selective in our promotional pricing and adjustments of our retail prices.

•	Beginning in the second quarter of 2015, we focused on the reduction of our inventory levels, including clearance product, and began to rationalize our product assortment by eliminating approximately 140 flooring varieties and related moldings. We believe the simplification of our product assortment and focus on clearance inventory adversely impacted our third quarter 2015 gross margin but also are resulting in a healthier mix of merchandise.

•	Declines in the sales mix of laminates primarily as a result of lower inventory levels and consumer concerns over the quality of product sourced from China were largely picked up by solid and engineered hardwood. Hardwood products generally have higher retail price points but lower than average gross margins, however, those products promoted as substitutes for laminate products were often offered at lower than historical retail prices.

•	An increase in the sales mix of moldings-accessories, which increased to 19.9% and 20.2% of total net sales in the three and nine months ended September 30, 2015, respectively, from 19.7% and 19.5% in the three and nine months ended September 30, 2014, respectively, raised gross margin by approximately 40 basis points and 70 basis points in the three and nine months ended September 30, 2015, respectively.

•	As more fully described in Part II, Item I – Legal Proceedings, Antidumping and Countervailing Duties Investigation, we recorded $4.9 million in the nine months ended September 30, 2015 as our best estimate of the probable loss for antidumping and countervailing duties owed on applicable shipments of engineered hardwood imported from China.

Transportation: Gross margin benefited from lower international and domestic transportation costs as we reduced our inventory levels, both in our warehouses and stores. These benefits were more than offset by lower net sales compared to 2014. Transportation costs in the nine months ended September 30, 2015 included approximately $1.6 million, or 22 basis points, of incremental expenses incurred in conjunction with the consolidation and transition of the East Coast distribution center, which was completed by the end of the first quarter of 2015.

All Other Costs: Gross margin was impacted in the third quarter of 2015 primarily due to several factors.

•	Approximately $2.4 million and $9.6 million in the three and nine months ended September 30, 2015, respectively, for the cost of test kits which were probable of being sent to our customers as part of the air quality testing program and subsequent follow-up with customers. Should our actual experience related to results of our indoor air quality testing program and subsequent follow-up with customers differ from these estimates, there may be a material adverse impact on our operating results.

•	Offsetting this impact, we incurred approximately $2.0 million in additional expense during the third quarter of 2014 primarily related to our Bellawood Re-Launch and higher inventory levels.

•	Gross margin in the nine months ended September 30, 2015 included approximately $5.2 million in costs related to our decision to discontinue certain non-core investments.

Operating (Loss) Income and Operating Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Gross Profit	$70,996	$104,158	$224,892	$311,683
SG&A Expenses	88,333	78,377	276,564	236,309
Operating (Loss) Income	$(17,337)	$25,781	$(51,672)	$75,374
Operating Margin	(7.3)%	9.7%	(6.9)%	9.7%

The following table sets forth components of our SG&A expenses as a percentage of net sales, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Total SG&A Expenses	37.4%	29.5%	37.2%	30.5%
Salaries, Commissions and Benefits	13.9%	11.5%	13.3%	11.8%
Advertising	7.7%	8.0%	8.2%	8.4%
Occupancy	4.7%	4.2%	4.5%	4.2%
Depreciation and Amortization	1.8%	1.4%	1.7%	1.4%
Stock-Based Compensation	0.6%	0.5%	0.3%	0.5%
Other SG&A Expenses	8.7%	3.9%	7.4%	4.2%
Government Investigations Accruals	—%	—%	1.8%	—%

SG&A expenses increased $10.0 million, or 12.7%, in comparing the third quarter of 2015 to the comparable period in 2014, and as a percentage of net sales, increased 790 basis points. SG&A expenses increased $40.1 million, or 17.0%, in comparing the first nine months of 2015 to the comparable period in 2014, and as a percentage of net sales, increased 670 basis points. SG&A expenses were primarily impacted by the following:

•	Salaries, commissions and benefits in the three months ended September 30, 2015 increased primarily due to retention incentives of $2.6 million. We expect an increase in salaries, commissions and benefits of approximately $2.6 million in the fourth quarter of 2015 and approximately $3.9 million in 2016 due to these employee retention initiatives. Salaries, commissions and benefits in the nine months ended September 30, 2015 also increased due to incremental costs related to store base growth, severance for certain individuals and a one-time adjustment to a payroll accrual.

•	Advertising expenses decreased primarily due to an integrated marketing and merchandising strategy which combines promotional pricing with reduced advertising spend.

•	Occupancy costs in the three months ended September 30, 2015 were consistent with those in the comparable period of 2014 primarily due to the opening of our East Coast distribution center which was fully offset by store base expansion. Occupancy costs as a percentage of net sales increased primarily due to lower net sales as compared to 2014.

•	Depreciation and amortization increased primarily due to store base expansion and our infrastructure investments, including supply chain.

•	Stock-based compensation in the nine months ended September 30, 2015 decreased primarily due to forfeitures recorded related to the resignation of our chief executive officer in the second quarter of 2015.

•	Other SG&A expenses included:

o	approximately $10.2 million of legal and professional fees in the third quarter of 2015 compared to $1.5 million in the third quarter of 2014, and $27.2 million in the nine months ended September 30, 2015 compared to $8.9 million for the comparable period in 2014; and

o	approximately $3.0 million and $4.4 million in fixed asset impairment charges in the three and nine months ended September 30, 2015 related to our decision to discontinue certain non-core investments.

•	An accrual of approximately $3.2 million was recorded in the second quarter of 2015 associated with the DOJ’s investigation of certain engineered hardwood with Lacey Act compliance issues that were identified as part of our internal compliance review processes and an accrual of $10.0 million was recorded in the first quarter of 2015 associated with the DOJ’s investigation of the importation of certain of our wood flooring products. In October 2015, we entered into a settlement agreement with the DOJ related to these two matters. We paid $3.2 million of the settlement amount in October 2015, and expect to pay $6.2 million in the first quarter of 2016, $2.0 million in the first quarter of 2017 and $1.8 million in the first quarter of 2018.

•	Incremental expenses incurred in conjunction with the consolidation and transition of the East Coast distribution center, primarily salaries and occupancy, were approximately $1.1 million in the first nine months of 2015, all of which were incurred in the first quarter of 2015.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Income Tax (Benefit) Expense	$(8,914)	$9,974	$(15,203)	$29,102
Effective Tax Rate	(51.3)%	38.8%	(29.3)%	38.7%

The Company’s effective tax rate in the three months ended September 30, 2015 was impacted primarily by a decrease in state taxes, reversal of uncertain tax position liabilities, and revised projected pretax income for the remainder of 2015.  The year-over-year difference in the Company’s effective tax rate resulted primarily from non-deductible legal accruals.

Net (Loss) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net (Loss) Income	$(8,479)	$15,725	$(36,606)	$46,026
As a percentage of net sales	(3.6)%	5.9%	(4.9)%	5.9%

Net income decreased $24.2 million comparing the third quarter of 2015 to 2014, and decreased $82.6 million comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. We periodically use excess cash flow to repurchase shares of our common stock under our stock repurchase program, however, we have suspended our share repurchase plan until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. Our principal sources of liquidity at September 30, 2015 were $53.8 million of cash and cash equivalents, our cash flow from operations and, including potential limitations, $67.2 million of availability under our revolving credit facility.

During the first nine months of 2015, we reduced our inventory levels which generated significant operating cash flow. In the near term, we do not expect significant further declines in inventory levels. As such, our ability to produce operating cash flow will be dependent upon our ability to generate net sales and operating income in future periods. Additionally, there are significant uncertainties associated with the extent of the negative impact of the unfavorable product allegations against us and the unresolved government investigations and legal matters. However, we believe that cash flow from operations, together with existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the foreseeable future. If the impact of these allegations is more negative than anticipated or the outcome of legal matters is unfavorable, we may need to seek additional sources of liquidity.

In 2015, we now expect capital expenditures to total between $22 million and $25 million. In addition to general capital requirements, we have or intend to:

•	open a total of 23 to 24 new store locations, using up to $7 million of cash;

•	remodel or relocate a total of 12 existing stores, using up to $3.2 million of cash;

•	complete our East Coast distribution center and new finishing line; and

•	continue to invest in integrated information technology systems.

Cash and Cash Equivalents

During the first nine months of 2015, cash and cash equivalents increased $33.5 million to $53.8 million. The increase of cash and cash equivalents was primarily due to $34.0 million of net cash provided by operating activities and $20.0 million borrowed under the revolving credit facility, which were partially offset by the use of $19.5 million for capital expenditures.

During the first nine months of 2014, cash and cash equivalents decreased $69.8 million to $10.8 million. The decrease of cash and cash equivalents was primarily due to $53.3 million of net cash used to repurchase common stock and $56.2 million for capital expenditures partially offset by net cash provided by operating activities of $32.4 million.

Merchandise Inventories

Merchandise inventories at September 30, 2015 decreased $71.0 million from December 31, 2014, due to a decrease in available for sale inventory of $45.8 million and a decrease in inbound in-transit inventory of $25.2 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of	As of	As of
	September 30, 2015	December 31, 2014	September 30, 2014
	(in thousands)
Inventory – Available for Sale	$220,146	$265,949	$249,856
Inventory – Inbound In-Transit	23,235	48,422	38,971
Total Merchandise Inventories	$243,381	$314,371	$288,827

Available Inventory Per Store	$595	$756	$716

Available inventory per store at September 30, 2015 was lower than both December 31, 2014 and September 30, 2014, primarily as a result of our efforts to simplify our assortment, which was partially offset by weaker than expected net sales. As part of our strategy to get back to basics, we are simplifying our product assortment, reducing our inventory levels and ensuring that each store location has the right mix of product available for the customer. We believe this will enhance the shopping experience for our customers.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning.

Cash Flows

Operating Activities. Net cash provided by operating activities was $34.0 million and $32.4 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash provided by operating activities in the first nine months of 2015 increased primarily due to a decrease in merchandise inventory which was partially offset by less profitable operations and a decrease in accounts payable. Net cash provided by operating activities in the first nine months of 2014 decreased primarily due to less profitable operations, which were offset by increases in customer deposits and store credits and a decrease in accounts payable.

Investing Activities. Net cash used in investing activities for capital expenditures was $19.5 million and $56.2 million for the nine months ended September 30, 2015 and 2014, respectively. Capital expenditures for the first nine months of 2015 included approximately $8.9 million related to store base expansion and remodeling, approximately $3.3 million related to the East Coast distribution center and approximately $2.4 million for finishing and vertical integration. Capital expenditures during the first nine months of 2014 included approximately $13.6 million related to store base expansion and remodeling, approximately $27.9 million related to the East Coast distribution center, approximately $7.8 million in finishing and vertical integration projects and approximately $1.2 million related to the West Coast distribution center.

Financing Activities. Net cash provided by financing activities was $18.9 million for the nine months ended September 30, 2015, primarily due to $20.0 million of borrowings on the revolving credit facility. Net cash used in financing activities was $46.6 million for the nine months ended September 30, 2014, primarily due to repurchases of common stock.

Other Matters

Indoor Air Quality Testing Program Results

In early March 2015, we began voluntarily offering free indoor air quality screening to certain of our flooring customers, predominately those who had purchased laminate flooring sourced from China, to address customer questions about the air quality in their homes. Home air test kits were selected as a quick, effective way to measure the total level of formaldehyde in indoor air from all sources, not just from the flooring.

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

In the third quarter of 2015, approximately 6,200 testing kits were sent to Lumber Liquidators customers through the program, for a total of approximately 47,600 testing kits sent as of September 30, 2015. In total, approximately 28,500 of testing kits have been returned (“Phase 1”). Of those returned, over 90% had indicated indoor air concentrations of formaldehyde that were within the guidelines set by the WHO as protective against sensory irritation and long-term health effects. While various groups have recommended higher or lower levels, there is currently no national standard for recommended indoor home air concentrations of formaldehyde in the United States. We have chosen to use the guideline established by the WHO, which is an international consensus standard that draws on recent research and the expertise of the many governments, academic institutions and researchers that have studied formaldehyde emissions.

We have been and continue to directly contact the customers whose test results indicate an indoor formaldehyde level in excess of the WHO guideline for additional investigation and next steps. These “Phase 2” steps primarily consist of independent third-party laboratory testing of flooring samples from these customers. Throughout the third quarter of 2015, we facilitated customers with elevated Phase 1 testing results to complete Phase 2. If the results of this testing indicates that the flooring is contributing to formaldehyde levels in a customer’s home at elevated levels, we will work with the customer, at the Company’s discretion, to replace the customer’s floor or compensate the customer for the cost of the floor as part of “Phase 3”. We did not record a reserve for Phase 3 based on the results we have received to date from the testing of customer flooring samples. We believe the test results and number of tests obtained to date provided a reasonable basis to support our assertion that a material reserve related to the replacement of customer floors was not warranted.  We will, however, continue to evaluate the results of each phase of the indoor air quality testing program.  Should our results differ from current trends, we could record a material charge in future periods.

Costs related to this testing program and subsequent follow-up with customers were included in cost of sales for the three and nine months ended September 30, 2015. At September 30, 2015, we adjusted the reserve for an estimate of actual and future costs related to the air quality testing program. The reserve was based on actual experience to date, estimated using information through the filing date of the financial statements and was included in other current liabilities on the condensed consolidated balance sheet as a portion of the total warranty and customer satisfaction reserve.

	Cost of Sales		Reserve
	Three Months Ended	Nine Months Ended	As of
	September 30, 2015	September 30, 2015	September 30, 2015
Phase 1: Cost and administration for test kits which were probable of being sent to the Company’s customers as part of the air quality testing program	$1,823	$6,599	$—

Phase 2: Costs to service certain customers not satisfied by the results of the air quality testing program, primarily consisting of testing of flooring samples	589	3,044	2,261

Phase 3: Costs to satisfy remaining customer concerns based on results of floor sample testing results received to date	—	—	—

Total	$2,412	$9,643	$2,261

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our revolving credit agreement are exposed to interest rate risk due to the variable rate of the facility. As of September 30, 2015, we had $20.0 million outstanding under our revolving credit agreement.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Government Investigations

Lacey Act Related Matters

On September 26, 2013, sealed search warrants were executed at our corporate offices in Toano and Richmond, Virginia by the Department of Homeland Security’s Immigration and Customs Enforcement and the U.S. Fish and Wildlife Service. The search warrants requested information, primarily documentation, related to the importation of certain of our wood flooring products in accordance with the Lacey Act. Since then, we have cooperated with the federal authorities, including the Department of Justice (“DOJ”), in their investigation.

On October 7, 2015, Lumber Liquidators, Inc. (“LLI”) reached a settlement with the DOJ in connection with this investigation. Under the terms of a Plea Agreement with the DOJ (the “Plea Agreement”) executed on October 7, 2015, LLI agreed to plead guilty to one felony count for entry of goods by means of false statements and four misdemeanor due care counts under the Lacey Act. These violations do not require LLI to have acted with a deliberate or willful intent to violate the law, and LLI did not stipulate that it acted with such deliberate or willful intent. As part of the settlement, LLI agreed to pay a combined total of $10.0 million in fines, community service payments and forfeited proceeds. The payments include a $7.8 million fine, community service contributions of $0.9 million and $0.3 million to the National Fish and Wildlife Foundation and the Rhinoceros and Tiger Conservation fund, respectively, and a $1.0 million forfeiture payment. We had previously recorded this amount in SG&A expenses in the first quarter of 2015. At September 30, 2015, $6.2 million was included in current liabilities and $3.8 million was included in other long-term liabilities on the accompanying condensed consolidated balance sheet. We expect to pay $6.2 million of the settlement amount in the first quarter of 2016, $2.0 million in the first quarter of 2017 and $1.8 million in the first quarter of 2018.

LLI also has agreed in the Plea Agreement to implement the “Compliance Plan for a probation period of five years. If LLI fails to implement the Compliance Plan within three months of sentencing, it has agreed to cease the importation of hardwood flooring until the DOJ determines that the Compliance Plan has been satisfactorily implemented. During the first four years, LLI has agreed to engage an outside consulting firm to conduct audits of compliance with the Compliance Plan and certain requirements of the Lacey Act.

We have agreed to guarantee all payments and performance due from LLI, including but not limited to payments for fines, community service, forfeited proceeds and special assessments and the performance of LLI’s obligations under and compliance with the Compliance Plan and related audits.

In addition, as part of its internal compliance review procedures in the second quarter of 2015, we determined that there were Lacey Act compliance concerns related to a limited amount of our engineered hardwood flooring. As a result, we suspended sales of approximately $4.1 million of this product pending further investigation, and brought this matter to the attention of the DOJ. During the investigation, we determined that there were no compliance concerns with respect to approximately $0.9 million of the suspended engineered hardwood flooring. In connection with the Plea Agreement with the DOJ, we also reached a settlement with the DOJ related to the remaining $3.2 million of suspended engineered hardwood flooring. Pursuant to a Complaint for Forfeiture In Rem and a Stipulation for Settlement and Joint Motion for Entry of Consent Order of Forfeiture (the “Consent”), the DOJ has agreed to accept a $3.2 million payment in lieu of a civil forfeiture of this product. We had previously recorded this amount in SG&A expenses in the second quarter of 2015 and it is included in current liabilities on the accompanying condensed consolidated balance sheet. We paid this amount in October 2015 pending entry of the Consent and, pursuant to a motion granted, are now permitted to sell the suspended engineered hardwood flooring and retain any proceeds of the sale.

The Plea Agreement was approved by the United States District Court for the Eastern District of Virginia on October 22, 2015. A sentencing hearing related to the Plea Agreement is scheduled to be held on February 1, 2016. No date has been set for entry of the Consent.

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

We have been fully cooperative with CARB as CARB continues to work on this matter by, among other things, providing CARB with requested information related to the products CARB tested. Based on discussions with CARB regarding the May 2015 suspension of sales of laminate flooring sourced from China, we removed this flooring for our stores in California. While we believe that CARB may assert a claim against us, we cannot estimate the reasonably possible loss or range of loss that may result from this matter.

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

The lead plaintiffs filed a consolidated amended complaint on April 22, 2015. The consolidated amended complaint alleges that the Defendants made material false and/or misleading statements that caused losses to investors. In particular, the lead plaintiffs allege that that the Defendants made material misstatements or omissions related to our compliance with the federal Lacey Act, the chemical content of certain of our wood products, and our supply chain and inventory position. The lead plaintiffs do not quantify any alleged damages in their consolidated amended complaint but, in addition to attorneys' fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. We dispute these claims and intend to defend the matter vigorously. The Defendants have moved to dismiss the consolidated amended complaint but the court has not yet ruled on the motions. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

NW Bamboo Matter

On February 27, 2014, NW Bamboo Trim, Inc. (“NWBT”) filed suit in the Circuit Court of the City of Richmond, Virginia against us and a supplier of bamboo trim products (the “Supplier”). In its complaint, NWBT alleges that (i) we breached a contract with NWBT by not purchasing certain products from NWBT, (ii) we tortiously interfered with NWBT’s relationship with the Supplier, and (iii) we and the Supplier conspired to harm NWBT’s business. We filed a motion seeking to dismiss the claims, which was granted as it pertained to the breach of contract claim. The case is proceeding on the remaining two causes of action.

On October 12, 2015, as part of its required discovery disclosures, NWBT identified a valuation of its business of approximately $2.8 million as the basis for its compensatory damages claim. NWBT also seeks punitive damages in the amount of $350,000 plus pre-judgment interest, treble damages and attorney’s fees. We dispute NWBT’s claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the legal standards and burdens that must be met to establish the elements of NWBT claims, issues around the support for and calculation of any purported damages, and questions about the merits of the case, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

TCPA Matter

On or about March 4, 2014, Richard Wade Architects, P.C. (“RWA”) filed a lawsuit in the United States District Court for the Northern District of Illinois (the “RWA Lawsuit”), which was subsequently amended, alleging that we violated the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act and the common law by sending an unsolicited facsimile advertisement to RWA and a proposed class. RWA sought recourse on its own behalf as well as other similarly situated parties who are members of the proposed class that received unsolicited facsimile advertisements from us. The TCPA provides for recovery of actual damages or five hundred dollars for each violation, whichever is greater. If it is determined that a defendant acted willfully or knowingly in violating the TCPA, the amount of the award may be increased by up to three times the amount provided above. Although we believed we had valid defenses to the claims asserted, we entered into a settlement of the claims in the RWA Lawsuit. On September 3, 2015, the Court entered an order granting final approval to the settlement and certifying a settlement class. Under the settlement agreement, we paid a total of $0.3 million including the plaintiffs’ attorneys’ fees, class notice and administration costs, a sum to RWA and cash payments to members of the settlement class who file valid claims. The settlement amount was accrued in 2014 and was paid into an escrow fund on August 18, 2015. The settlement payment was released to class counsel on October 16, 2015 after the final approval order became a final and non-appealable order.

Prop 65 Matter

On or about July 23, 2014, Global Community Monitor and Sunshine Park LLC (together, the “Prop 65 Plaintiffs”) filed a lawsuit, which was subsequently amended, in the Superior Court of the State of California, County of Alameda, against us. In the amended complaint, the Prop 65 Plaintiffs allege that we violated California’s Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code section 25249.5, et seq. (“Proposition 65”). In particular, the Prop 65 Plaintiffs allege that we failed to warn consumers in California that certain of our products (collectively, the “Products”) emit formaldehyde in excess of the applicable safe harbor limits. The Prop 65 Plaintiffs did not quantify any alleged damages in their amended complaint but, in addition to attorneys’ fees and costs, the Prop 65 Plaintiffs seek (i) equitable relief involving the reformulation of the Products, additional warnings related to the Products, the issuance of notices to certain of the purchasers of the Products (the “Customers”) and the waiver of restocking fees for Customers who return the Products and (ii) civil penalties in the amount of two thousand five hundred dollars per day for each violation of Proposition 65.

We filed a counterclaim against the Prop 65 Plaintiffs for trade libel, unfair business practices, intentional interference with a prospective business advantage, negligent interference with economic relations, and declaratory relief. The Prop 65 Plaintiffs filed a motion to dismiss our counterclaim, which was granted by the court on April 15, 2015. Among other things, the court’s order called for us to pay the Prop 65 Plaintiffs’ fees and costs incurred in filing and arguing our motion to dismiss. Although we believed our counterclaim had merit and an award of fees and costs was not warranted, we entered into a settlement agreement with the Prop 65 Plaintiffs in connection with the court’s order and we paid a total of $0.3 million for the Prop 65 Plaintiffs’ fees and costs, of which $0.2 million was accrued in the second quarter of 2015.

We dispute the claims of the Prop 65 Plaintiffs and intend to defend the matter vigorously. Given the uncertainty of litigation and the legal standards that must be met for, among other things, success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Gold Matter

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring (the “Bamboo Product”) that we sell is defective. Gold filed an amended complaint on February 13, 2015, which added three additional plaintiffs (collectively with Gold, “Gold Plaintiffs”). Gold Plaintiffs allege that we have engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Bamboo Product and by concealing the Bamboo Product’s defective nature. Gold Plaintiffs seek the certification of five separate classes: (i) individuals in the United States who own homes or other structures where the Bamboo Product has been installed or where the Bamboo Product has been removed and replaced; (ii) individuals who are California residents and purchased the Bamboo Product for personal, family, or household use or who paid to replace the Bamboo Product; and (iii) the same description but for residents in New York, Illinois and West Virginia. Gold Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, Gold Plaintiffs seek (i) a declaration that we are financially responsible for notifying all purported class members, (ii) injunctive relief requiring us to replace and/or repair all of the Bamboo Product installed in structures owned by the purported class members, and (iii) a declaration that we must disgorge, for the benefit of the purported classes, all or part of its profits received from the sale of the defective Bamboo Product and/or to make full restitution to Gold Plaintiffs and the purported class members.

We moved to dismiss the amended complaint and the motion is fully briefed. A hearing was held on the motion and the court took the motion under submission. We dispute the Gold Plaintiffs’ claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

On June 12, 2015, United States Judicial Panel on Multi District Litigation, (the “MDL Panel”) issued an order transferring and consolidating 10 of the related federal class actions to the United States District Court for the Eastern District of Virginia (the “Virginia Court”). In a series of subsequent conditional transfer orders, the MDL Panel has transferred the other cases to the Virginia Court. We continue to seek to have any newly filed cases transferred and consolidated in the Virginia Court and ultimately, we expect all federal class actions involving formaldehyde allegations, including any newly filed cases, to be transferred and consolidated in the Virginia Court. The consolidated case in the Virginia Court is captioned In re: Lumber Liquidators Chinese-Manufactured Flooring Products Marketing, Sales, Practices and Products Liability Litigation.

Pursuant to court order, plaintiffs filed a Representative Class Action Complaint in the Virginia Court on September 11, 2015. The complaint challenged the labeling of our flooring products and asserted claims under California, New York, Illinois, Florida and Texas law for fraudulent concealment, violation of consumer protection statutes, negligent misrepresentation and declaratory relief, as well as a claim for breach of implied warranty under California law. Thereafter, on September 18, 2015, plaintiffs filed the First Amended Representative Class Action Complaint (“FARC”) in which they added implied warranty claims under New York, Illinois, Florida and Texas law, as well as a federal warranty claim. We filed a motion to dismiss and answered the FARC. The court has not yet ruled on the motion to dismiss. We also filed a motion to strike nationwide class allegations and a motion to strike all claims of personal injury made in class action complaints.

In addition, on or about April 1, 2015, Sarah Steele (“Steele”) filed a purported class action lawsuit in the Ontario, Canada Superior Court of Justice against us. In the complaint, Steele’s allegations include (i) strict liability, (ii) breach of implied warranty of fitness for a particular purpose, (iii) breach of implied warranty of merchantability, (iv) fraud by concealment, (v) civil negligence, (vi) negligent misrepresentation, and (vii) breach of implied covenant of good faith and fair dealing. Steele did not quantify any alleged damages in her complaint but, in addition to attorneys’ fees and costs, Steele seeks (i) compensatory damages, (ii) punitive, exemplary and aggravated damages, and (iii) statutory remedies related to our breach of various laws including the Sales of Goods Act, the Consumer Protection Act, the Competition Act, the Consumer Packaging and Labelling Act and the Canada Consumer Product Safety Act.

We dispute the plaintiffs’ claims and intend to defend these matters vigorously. Given the uncertainty of litigation, the preliminary stage of these cases and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.

In connection with the Products Liability Cases, on April 22, 2015, five of our general and umbrella liability insurers brought an action in the United States District Court for the Eastern District of Virginia, (the “Virginia Action”).  Through the Virginia Action, these insurers sought a declaratory judgment that they were not obligated to defend or indemnify us in connection with the lawsuits asserted against us arising out of its sale of laminate flooring sourced from China.  One insurer also asserted a claim seeking reformation of one policy to include a “total pollution exclusion” endorsement, contending that it was omitted from that policy as the result of a mutual mistake.

On April 27, 2015, we filed a similar but more comprehensive action against nine of our general, umbrella and excess insurers (including the five Plaintiffs in the Virginia Action) in the Circuit Court for Dane County, Wisconsin (where four of the insurers are domiciled) (the “Wisconsin Action”).  In the Wisconsin Action, we asserted breach of contract claims against its general liability insurers, alleging that these insurers had wrongfully failed to defend us in connection with the Chinese-manufactured laminate flooring claims.  We also asserted breach of contract and bad faith claims against two of its general liability insurers, arising out of the manner in which those insurers computed retrospective premiums under their policies in connection with the Chinese-manufactured laminate flooring lawsuits.  Finally, we sought declaratory relief from the court as to its rights and the insurers’ responsibilities under their policies.

We moved to dismiss the Virginia Action, contending that the federal court should abstain from deciding the case in favor of the more comprehensive state-court Wisconsin Action.  By order dated September 4, 2015, the court largely denied our motion to dismiss, allowing the Virginia Action to proceed.  While the court dismissed the reformation claim without prejudice, as pled with insufficient specificity, the court granted leave to amend, and an amended complaint was filed on September 15, 2015.  We have filed a motion to dismiss the amended compliant but the court has not yet ruled on that motion.

The four insurers who were not plaintiffs in the Virginia Action have filed motions to intervene as plaintiffs in the Virginia Action, in an effort to make the Virginia Action “as comprehensive” as the Wisconsin Action.  We have opposed the motions to intervene, and we are awaiting a decision from the court.

The defendant-insurers in the Wisconsin Action have filed motions to dismiss or stay the Wisconsin Action in favor of the Virginia Action.  The defendants in the Wisconsin Action have also moved for protective orders seeking to forestall their obligation to respond to discovery requests that we promulgated in the Wisconsin Action.  We have opposed these motions, and the Wisconsin court has yet to rule on them.

Litigation Relating to Abrasion Claims

On May 20, 2015, a purported class action titled Abad v. Lumber Liquidators, Inc. was filed in the United States District Court for the Central District of California and two amended complaints were subsequently filed. In the Second Amended Complaint (“SAC”) the plaintiffs (collectively, the “Abrasion Plaintiffs”)seek to certify a national class composed of “All Persons in the United States who purchased Defendant’s Dream Home brand laminate flooring products from Defendant for personal use in their homes,” or, in the alternative, 32 statewide classes from California, North Carolina, Texas, New Jersey, Florida, Nevada, Connecticut, Iowa, Minnesota, Nebraska, Georgia, Maryland, Massachusetts, New York, West Virginia, Kansas, Kentucky, Mississippi, Pennsylvania, South Carolina, Tennessee, Virginia, Washington, Maine, Michigan, Missouri, Ohio, Oklahoma, Wisconsin, Indiana, Illinois and Louisiana. The SAC alleges violations of each of these states’ consumer protections statutes and the federal Magnuson-Moss Warranty Act, as well as breach of implied warranty and fraudulent concealment. The Abrasion Plaintiffs did not quantify any alleged damages in the SAC but, in addition to attorneys’ fees and costs, seek an order certifying the action as a class action, an order adopting the Abrasion Plaintiffs’ class definitions and finding that the Abrasion Plaintiffs are their proper representatives, an order appointing their counsel as class counsel, injunctive relief prohibiting us from continuing to advertise and/or sell laminate flooring products with false abrasion class ratings, restitution of all monies it received from the Abrasion Plaintiffs and class members, damages (actual, compensatory, and consequential) and punitive damages

We filed a motion to dismiss the SAC. A hearing on the motion has been scheduled and briefing on the motion is ongoing. We dispute the Abrasion Plaintiffs’ claims and intend to defend these matters vigorously. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.

Morris Matter

On or about August 18, 2015, Kevin Morris (“Morris”) filed a purported class action lawsuit in the Circuit Court of the Twentieth Judicial Circuit in St. Clair County, Illinois alleging that the Casa de Colour Collection by Dura-Wood flooring (the “Morris Product”), a brand of solid wood flooring sold by us, is defective due to warping, cupping and buckling. Morris alleges that we have engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Morris Product and by concealing the Morris Product’s defective nature. In particular, Morris’s allegations include (i) common law fraud, (ii) breach of implied warranty, (iii) breach of express warranty, (iv) breach of contract, (v) breach of duty of good faith and fair dealing, (vi) violation of the Illinois Consumer Fraud and Deceptive Business Practices Act (the “ICFA”) and (vii) violation of the Uniform Deceptive Trade Practices Act (the “UDTPA”). Morris did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Morris seeks (i) certification of the purposed class, (ii) injunctive relief requiring us to replace and/or repair all Morris Products installed in structures owned by the purported class, (iii) an award of compensatory, consequential and statutory damages, pre-judgment interest and post-judgment interest, (iv) a declaration that we must disgorge, for the benefit of the purported class, all or part of our profits received from the sale of the Morris Product and/or to make full restitution to Morris and the purported class, (v) a judgment for actual damages for injuries suffered by Morris and the purported class as a result of our violation of the ICFA and (vi) a judgment awarding Morris and the purported class reasonable attorneys’ fees and costs in accordance with the UDTPA. On September 25, 2015, we removed the action to the United States District Court for the Southern District of Illinois. We dispute Morris’s claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Derivative Litigation Matters

Consolidated Cases

On or about March 11, 2015, R. Andre Klein (“Klein”) filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against our directors at that time, as well as our Senior Vice President, Supply Chain, former Chief Merchandising Officer, and former Chief Financial Officer (collectively, the “Klein Defendants”). On or about April 1, 2015, Phuc Doan (“Doan”) filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against our directors at that time, as well as our Senior Vice President, Supply Chain, former Chief Merchandising Officer, and former Chief Financial Officer (collectively, the “Doan Defendants”). On or about April 15, 2015, Amalgamated Bank, as trustee for the Longview 600 Small Cap Index Fund, filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against our directors at that time, as well as our former Chief Merchandising Officer, former Chief Financial Officer, Senior Vice President, Supply Chain and its former Chief Executive Officer and President (collectively, the “Amalgamated Defendants,” and, with the Klein and Doan Defendants, the “Individual Defendants”). We were named as a nominal defendant only in these three suits.

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

Additionally, in May 2015, we received a shareholder demand from Timothy Horton (“Horton”). The allegations and demands made by Horton overlap substantially with those raised in the consolidated action. On June 11, 2015, the Special Committee exercised its authority to create a three-person Demand Review Committee, which is comprised of three independent directors and tasked with investigating the claims made in the consolidated action and the Horton demand letter and making a recommendation to the board of directors as to whether it would be in the best interests of the Company to pursue any of those claims. Thereafter, the members of the Demand Review Committee filed a motion to stay the consolidated action pending completion by the Demand Review Committee of its investigation and recommendation to the board of directors.

Further, in the consolidated action, we filed a motion to dismiss based on the failure to make a demand upon our board of directors, and the Individual Defendants filed a motion to dismiss based on the failure to state a claim. These motions are fully briefed and pending before the court. Based on the uncertainty of litigation and the preliminary stage of the case, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Costello Matter

On or about March 6, 2015, James Costello (“Costello”) filed a shareholder derivative suit in the Court of Chancery of the State of Delaware against our directors at that time (the “Costello Derivative Defendants”). We were named as a nominal defendant only. On April 1, 2015, the case was voluntarily stayed. On June 19, 2015, the stay was lifted at Costello’s request and Costello subsequently filed an amended complaint. The amended complaint added our Senior Vice President, Supply Chain, former Chief Merchandising Officer and former Chief Financial Officer as defendants (along with the Derivative Defendants, the “Costello Defendants”). Costello’s allegations include (i) breach of fiduciary duties, (ii) gross mismanagement, (iii) unjust enrichment, and (iv) insider selling and the misappropriation of certain of our information in connection therewith. Costello did not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, Costello seeks (i) against the Costello Defendants and in our favor the amount of damages sustained by us as a result of the Costello Defendants’ breaches of fiduciary duties, gross mismanagement and unjust enrichment, (ii) extraordinary equitable and/or injunctive relief, including attaching, impounding, imposing a constructive trust on or otherwise restricting the proceeds of the Costello Defendants’ trading activities or their assets, (iii) awarding to us restitution from the Costello Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Costello Defendants; and (iv) additional equitable and/or injunctive relief that would require us to institute certain compliance policies and procedures.

We filed a motion to dismiss the amended complaint based on the failure to make a demand upon our board of directors and the Costello Defendants filed a motion to dismiss based on the failure to state a claim and the exculpatory provision in the Company’s Certificate of Incorporation. On September 14, 2015, the parties entered into a stipulation voluntarily staying the case until the Demand Review Committee has an opportunity to investigate Costello’s allegations and make a recommendation to our board of directors, and the board of directors has the opportunity to act on that recommendation. The court has approved the stipulation.

Based on the uncertainty of litigation and the preliminary stage of the case, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

McBride Matter

On or about March 27, 2015, James Michael McBride (“McBride”) filed a shareholder derivative suit in the Circuit Court of the City of Williamsburg and County of James City, Virginia against our directors at that time, as well as our former Chief Merchandising Officer and former Chief Financial Officer (collectively, the “McBride Defendants”). We were named as a nominal defendant only. In the complaint, McBride’s allegations include (i) breach of fiduciary duties, (ii) gross mismanagement, (iii) abuse of control, (iv) insider trading, and (v) unjust enrichment. McBride did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, McBride seeks (i) the awarding, against the McBride Defendants, and in favor of us, of damages sustained by us as a result of certain of the McBride Defendants’ breaches of their fiduciary duties and (ii) a directive to us to (a) take all necessary actions to reform and improve our corporate governance and internal procedures, (b) comply with our existing governance obligations and all applicable laws and (c) protect us and our investors from a recurrence of the events that led to the filing of this action. On July 6, 2015, McBride filed an amended complaint. The amended complaint added claims for statutory conspiracy and common law conspiracy and, in connection with the statutory conspiracy claim, seeks damages in the amount of three times the actual damages incurred by us as the result of the alleged wrongful acts. Pursuant to a voluntary agreement between the parties, the defendants have not yet responded to the amended complaint. Based on the uncertainty of litigation and the preliminary stage of the case, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to our engineered hardwood imported from China, which accounted for approximately 10% of our flooring purchases in 2014 and approximately 9% of our flooring purchases in the first nine months of 2015.

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

In the first DOC annual review in this matter, rates were modified for AD rates through November 2012 and for CVD rates through 2011. Specifically, the AD rate was set at 5.92% and the CVD rate was set at 0.83%. These rates are being appealed to the CIT by several parties, including us. Based on what has been paid by us to date for the periods covered by the first annual review, we believed our best estimate of the probable loss was approximately $0.8 million for shipments during the applicable time periods covered by the first annual review, which we recorded as a long-term liability in our accompanying condensed consolidated balance sheet and in cost of sales in our second quarter 2015 condensed consolidated financial statements.

In January 2015, pursuant to the second annual review, the DOC issued a non-binding preliminary AD rate of 18.27% for purchases from December 2012 through November 2013 and a preliminary CVD rate of 0.97% for purchases in fiscal year 2012. The rates were finalized in early July 2015 with the AD rate set at 13.74% and the CVD rate set at 0.99%. We have appealed these rates. As these rates are now confirmed, we believe our best estimate of the probable loss was approximately $4.1 million for shipments during the applicable time periods, which we recorded as a long-term liability in our accompanying condensed consolidated balance sheet and in cost of sales in our second quarter 2015 condensed consolidated financial statements. Beginning in July 2015, we began paying these rates on each applicable purchase.

If these rates remain in effect for shipments subsequent to November 2013 (AD) and shipments subsequent to December 2012 (CVD), we would owe an additional $5.6 million for all shipments through September 30, 2015. As no rates have been finalized for these periods, we have not recorded an accrual in our condensed consolidated financial statements for the impact of higher rates for the time periods subsequent to the second annual review. Based on the information available, we believe there is at least a reasonable possibility that an additional charge may be incurred in the range of $0 to $5.6 million. A loss greater than this amount may be incurred, but we are unable to estimate the amount at this time.

The third annual review of the AD and CVD rates was initiated in February 2015, with preliminary rates expected in December 2015. Any change in the applicable rates as a result of the third annual review would apply to imports occurring after the second period of review.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2014 and our Form 10-Q for the quarter ended March 31, 2015, which could materially affect our business, financial condition or future results. Other than the risk factor described below, there have been no material changes to those risk factors since we filed our Form 10-Q for the quarter ended March 31, 2015. The risks described in our annual report on Form 10-K, Form 10-Q for the quarter ended March 31, 2015 and in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Implementing our Compliance Plan will be costly to implement and the failure to implement the plan could adversely affect our ability to import and, therefore, our results of operations.

As disclosed on October 7, 2015, we reached a settlement with the DOJ regarding our compliance with the Lacey Act.  In connection with that settlement, we agreed to implement the Compliance Plan for a probation period of five years.  The implementation of the Compliance Plan will be costly and, if the implementation costs are more than we anticipate, it could adversely impact our operating results. Further, in the event we fail to implement the Compliance Plan as required and in accordance with set deadlines, we will be required to cease the importation of hardwood flooring until the DOJ determines that the Compliance Plan has been satisfactorily implemented.  If we have to cease the importation of hardwood flooring, our ability to operate would be substantially harmed and our business, including our results of operations, would be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended September 30, 2015 (dollars in thousands, except per share amounts):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
July 1, 2015 to July 31, 2015	65	$19.06	—	$14,728
August 1, 2015 to August 31, 2015	715	14.61	—	14,728
September 1, 2015 to September 30, 2015	—	—	—	14,728
Total	780	$14.98	—	$14,728

[1]	We repurchased 780 shares of our common stock in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended September 30, 2015.
[2]	Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: November 4, 2015	By:	/s/ Gregory A. Whirley, Jr.
Gregory A. Whirley, Jr.
Interim Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1

Plea Agreement between Lumber Liquidators, Inc. and the Department of Justice (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed October 7, 2015 (File No. 001-33767), and incorporated herein by reference)

10.2	Stipulation for Settlement and Joint Motion for Entry of Consent Order of Forfeiture between Lumber Liquidators, Inc. and the Department of Justice (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed October 7, 2015 (File No. 001-33767), and incorporated herein by reference)

31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Other Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

