Form 10-K
period 2015-12-31
Lumber Liquidators Holdings, Inc.
filed 2016-02-29
CIK 1396033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of June 30, 2015, the last business day of the registrant’s most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $542.6 million based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 25, 2016:

Title of Class	Number of Shares
Common Stock, $0.001 par value	27,088,460

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2016 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2015.

LUMBER LIQUIDATORS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENT

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. Forward-looking statements in this report may include, without limitation, statements regarding legal matters and settlement discussions, the terms of and compliance with the Plea Agreement with the Department of Justice (the “Plea Agreement”) and the associated environmental compliance plan (the “Compliance Plan”), the Company’s ability to borrow under its asset-backed revolving credit facility, elevated levels of legal and professional fees, elevated levels of payroll and stock-based compensation expense, sales growth, comparable store net sales, number of stores providing installation services, impact of cannibalization, impact of inflation, price changes, inventory availability and inventory per store, inventory valuation, earnings performance, stock-based compensation expense, margins, return on invested capital, advertising costs, costs to administer the Company’s indoor air quality testing program, intention to conduct additional investigation and reviews in connection with certain consumers’ indoor air quality tests, strategic direction, the scale of the expansion of and transition to the Company’s laminate products sourced from Europe and North America, supply chain, the demand for the Company’s products, benefits from an improving housing market, construction of engineered hardwood as to not be subject to anti-dumping and countervailing duties, ultimate resolution of governmental investigations, and store openings and remodels.

The Company’s actual results could differ materially from those projected in or contemplated by the forward-looking statements as a result of potential risks, uncertainties and other factors including, but not limited to, changes in general economic and financial conditions, such as the rate of unemployment, consumer access to credit, and interest rate; the volatility in mortgage rates; the legislative/regulatory climate; political unrest in the countries of the Company’s suppliers; the ability to retain and motivate Company employees; the availability of sufficient suitable hardwood; the impact on the Company if the Company is unable to maintain quality control over its products; the cost and effect on the Company’s reputation of, and consumers’ purchasing decisions in connection with, unfavorable allegations surrounding the product quality of the Company’s laminates sourced from China; the Company’s suppliers’ ability to meet its quality assurance requirements; disruption in the Company’s suppliers’ abilities to supply needed inventory; the impact on the Company’s business of its expansion of laminate products sourced from Europe and North America and the flooring industry’s demand for product from these regions; disruptions or delays in the production, shipment, delivery or processing through ports of entry; the strength of the Company’s competitors and their ability to increase their market share; slower growth in personal income; the number of customers requesting and cost associated with addressing the Company’s indoor air quality testing program; the ability to collect necessary additional information from applicable customers in connection with indoor air quality test results; changes in business and consumer spending and the demand for the Company’s products; changes in transportation costs; the rate of growth of residential remodeling and new home construction; the Company’s ability to offset the effects of the rate of inflation, if higher than expected; the demand for and profitability of installation services; changes in the scope or rates of any antidumping or countervailing duty rates applicable to the Company’s products; the duration, costs and outcome of pending or potential litigation or governmental investigations; ability to successfully and timely implement the Compliance Plan; ability to make timely payments pursuant to the terms of the Plea Agreement; ability to borrow under its asset-backed revolving credit facility; ability to reach an appropriate resolution in connection with the governmental investigations; and inventory levels. The Company specifically disclaims any obligation to update these statements, which speak only as of the dates on which such statements are made, except as may be required under the federal securities laws. These risks and other factors include those listed in this Item 1A. “Risk Factors,” and elsewhere in this report.

References to “we,” “our,” “us,” “the Company” and “Lumber Liquidators” generally refers to Lumber Liquidators Holdings, Inc. and its consolidated subsidiaries collectively and, where applicable, individually.

PART I

Item 1. Business.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America, offering a complete purchasing solution across an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, resilient vinyl, bamboo and cork. We operate as a single operating segment, with our call center, website and customer service network supporting retail store operations.

We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. With a balance of price, selection, quality, availability and service, we believe our value proposition is the most complete within a highly-fragmented hardwood flooring market. The foundation for our value proposition is strengthened by our unique store model, the industry expertise of our people, our singular focus on hard-surface flooring and our expansion of our advertising reach and frequency.

Lumber Liquidators is a Delaware corporation with headquarters in Toano, Virginia. We were founded in 1994 and our initial public offering was in November 2007. Our common stock trades on the New York Stock Exchange under the symbol “LL.” We operate in a holding company structure with Lumber Liquidators Holdings, Inc. serving as our parent company and certain direct and indirect subsidiaries, including Lumber Liquidators, Inc., Lumber Liquidators Services, LLC, Lumber Liquidators Production, LLC, and Lumber Liquidators Canada Inc., conducting our operations.

Our Business

Market

According to the July 2015 Issue of Floor Covering Weekly, U.S. installed floor covering product sales in 2014 were $35.6 billion, excluding installation. Within this market, U.S. hardwood and laminate flooring sales accounted for 19.1% of the total. Flooring sales are driven by a number of factors including discretionary income and the housing market. Including installation, the overall flooring industry has grown at a compound annual growth rate of 5.1% from 2009 through 2014. Over the same period, hardwood and laminate flooring sales, including the cost of installation grew at a compound annual growth rate of 5.5%. We believe improvements in the quality and construction of certain products, ease of installation, and a broad range of retail price points, will drive continued hard surface flooring share gain versus soft surface flooring in the future.

Competition

We compete for customers in a highly fragmented marketplace, where we believe no one retailer has captured more than a 15% share of the market for hardwood flooring. Although the market includes the national home improvement warehouse chains, warehouse clubs and online retailers, we believe the majority of the industry consists of local one-store flooring retailers, small chains of stores that may specialize in one or two flooring categories and a limited number of regional chains. Catalina Research, Inc., a company providing market research on various flooring types, estimates there are approximately 9,000 specialty floor coverings stores in the U.S.

Customers

We target several distinct customer groups who each have varied needs with respect to their flooring purchase, including do-it-yourself (“DIY”) customers, do-it-for-me (“DIFM”) customers, and commercial customers. Each of the customer groups we serve are passionate about their flooring purchase and value our wide assortment of flooring products, availability, and the quality of those products. Each of these customer groups require a unique customer service approach based on the ability of our associates to share detailed product knowledge and preferred installation methods. We offer DIFM customers installation services, while our DIY and commercial customers receive additional support throughout their purchase, including dedicated call center resources. All customer groups are offered delivery services.

Products and Services

Product Selection

We offer an extensive assortment of wood flooring under 19 proprietary brand names, led by our flagship, Bellawood. We have invested significant resources developing these national brand names, as well as the Lumber Liquidators name. Our hardwood flooring products are available in various widths and lengths and are generally differentiated in terms of quality and price based on the species, wood grade, warranty and durability of finish. Prefinished floors are the dominant choice for residential customers over unfinished wood planks that have a finish applied after installation. We also offer an assortment of flooring enhancements, installation and accessories, including moldings, underlays and tools. Our revenue by major product category is included in Note 1 of our consolidated financial statements in Item 8 of this report.

Direct Sourcing

Sourcing directly from mills and other vendors enables us to offer a broad assortment of high-quality, proprietary products to our customers at a consistently low cost. We seek to establish strong, long-term relationships with our vendor partners around the world. In doing so, we look for vendors that have demonstrated an ability to meet our demanding specifications and the capability to provide sustainable and growing supplies of high-quality and innovative products.

Supply Chain

Our supply chain is focused on delivering a complete assortment of products to our customers in an efficient manner. In the first quarter of 2014, we began operating a 500,000 square foot leased distribution center in Pomona, California as the primary distribution center for our western stores. In 2014, we completed construction of a million square foot distribution center on 110 acres of land we own in Henrico County, Virginia to consolidate the distribution facilities located in Hampton Roads, Virginia, increase the efficiency of our East Coast operations and provide a foundation for future store base expansion. We began the transition of our operations from those facilities to the new facility in 2014, and the facility was fully operational in 2015.

During 2015, we leased third party consolidation services to break bulk shipments from mills into quantities and assortments that can be sent directly to our store locations. We terminated these services at the end of the second quarter of 2015 as we enhanced our utilization of our distribution centers. Additionally, a number of our vendors maintain certain inventory levels for shipment directly to our stores or our customers. Our product is generally transported boxed and palletized, and the weight of our product generally is correlated with our supply chain costs.

Compliance and Quality Control

The Company’s compliance programs are designed to ensure the products we sell are safe, responsibly sourced, and meet all regulatory and statutory requirements, including without limitation requirements associated with the Lacey Act and the California Air Resources Board (“CARB”). We utilize a variety of due diligence processes and controls, including supplier audits, periodic on site visits, and product testing. The Company utilizes a risk-based approach to implement and operate the various aspects of its compliance program. Our compliance program considers, among other things, product risk, the level of vertical integration at our mills, legality concerns noted by both private and government parties, and the results of on-site audits performed by, or on behalf of, the Company. Our evaluation of risk is a key component in our allocation of resources to ensure the Company meets its standards for product compliance and safety. We believe our Lacey Act Compliance program is one of the most stringent programs in the industry. Compliance and Quality Control teams located in the United States and in China are supplemented with external resources that provide independent analyses which are incorporated into our review processes and monitor our sourcing efforts across all areas from which we source product. Compliance programs are continually under review, updated and enhanced as appropriate to stay current with statutory and regulatory requirements.

Additionally, we began operating a 1,500 square foot lab within our new East Coast distribution facility during the first quarter of 2015. The lab features two temperature and humidity controlled conditioning rooms and two emission chambers correlated to a CARB-approved Third Party Certifier standard. We believe this equipment mirrors the capabilities of CARB and other state-of-the-art emission testing facilities. We believe no other flooring retailer has comparable facilities. This new lab will complement and augment the capabilities of the facilities we operate in Toano, Virginia and in Shanghai, China, as well as those utilized by our suppliers to help ensure compliance with CARB requirements.

Installation

Historically, approximately one in 10 of our customers opt to utilize the fully-insured and licensed professional installation services which we make available to measure and install flooring at competitive prices at each of our stores. As of December 31, 2015, we utilized a network of associates to perform certain customer-facing, consultative services and coordinated the installation of our flooring products by third-party professional installers in 186 of our stores. Service revenue for installation transactions we control is included in net sales, with the corresponding costs in cost of sales. We believe our greater interaction with the customer and greater control over the third party services provided will ultimately result in a better customer experience and higher utilization by the customer. Installation services are offered in our remaining stores through a national arrangement with a third-party. Under this national arrangement, we receive certain reimbursements based on volume, which offset other expenses.

Store Model

As of December 31, 2015, we operated 374 retail stores, with 366 located throughout the United States and eight in Ontario, Canada, after closing one of our Canadian stores at the end of its lease term during the fourth quarter.

We generally seek locations with lower rent than retailers requiring high traffic or impulse purchases and are able to adapt a range of existing buildings to our format, from free-standing buildings to strip centers to small shopping centers. Generally, our stores are approximately 6,500 to 7,500 square feet, which includes a showroom format designed to emphasize our products and a small warehouse. Our real estate strategy considers total long-term share within a market over unit-based analysis. We enter into short leases, generally for a base term of five to seven years with renewal options, to maximize our real estate flexibility.

We routinely evaluate our store site selection criteria and are currently targeting retail corridors within a market over the more industrial locations we historically sought. We consistently monitor performance of current stores as well as the market opportunity for new locations, adjusting as needed to optimize the profitability and growth potential of our network.

Sales Approach

We have an integrated multi-channel sales model that enables our stores, call center, website and catalogs to work together in a coordinated manner. We believe that due to the average size of the sale and the general infrequency of a hardwood flooring purchase, many of our customers conduct extensive research using multiple channels before making a purchase decision. Though our customers utilize a range of these channels in the decision-making process, the final sale is most often completed in the store, working with our flooring experts. Our customers typically plan well in advance for the inconvenience of removing old flooring and installing new flooring. In larger, more complex projects, greater lead time and preparation is often required. Our research indicates that the length of a hardwood flooring purchase can vary significantly from initial interest to final sale, but averages approximately 100 days.

Our objective is to help the consumer through the entire purchase cycle from aspiration to installation, whether in our store or in their home. Our goal is to provide our customers with everything needed to complete their flooring project — to remove the existing floor, install the new floor with complementary moldings and accessories, and finally, maintain the floor for its lifetime.

Our sales strategy emphasizes customer service by providing superior, convenient, educational tools for our customers to learn about our products and the installation process. Flooring samples of most of the products we offer are available in our stores, or can be ordered through our call center and website. Once an order is placed, customers may choose to either have their purchases delivered or pick them up at a nearby store location.

We are committed to responding to our potential and existing customers in a timely manner. Our call center is staffed by flooring experts cross-trained in sales, customer service and product support. In addition to receiving telephone calls, our call center associates chat online with visitors to our website, respond to emails from our customers and engage in telemarketing activities. Customers can contact our call center to place an order, to make an inquiry or to order a catalog.

Knowledgeable Salespeople

A large segment of residential homeowners are in need of a trusted expert, whether as a guide through a range of flooring alternatives and services or as a resource to both DIY and DIFM customers. We train and position our store management and associates to establish these individual customer relationships, which often last beyond the current purchase to subsequent purchases for additional rooms in the existing house or even to the remodeling of a new home.

We place an emphasis on identifying, hiring and empowering employees who share a passion for our business philosophy. Many of our store managers have previous experience with the home improvement, retail flooring or flooring installation industries. We provide continuous training for our store associates, ranging from topic-specific modules offered through our online learning management system to participation in our Lumber Liquidators University (“LLU”) program. LLU is a training event for all of our regional and store managers that focuses on selling techniques and in-depth product training.

Digital

Our website contains a broad range of information on our products and services, including a comprehensive knowledge base of tools on wood flooring, product reviews, before and after photos from previous customers, product information and how-to installation videos. A consumer also has the ability to chat live with a flooring expert regarding questions about a flooring purchase or installation, either online or over the phone.

We continue to develop several new and responsive mobile, tablet and website functions to assist consumers with their flooring choice. We also have an active presence on Facebook, Pinterest, YouTube and Twitter.

Advertising and Financing

Advertising:  We utilize a mix of traditional and online media, ecommerce, direct mail, social media, and financing offers to emphasize product credibility, value, brand awareness, customer education and direct selling. We increase brand awareness in a variety of ways, including through sports, celebrity endorsements and product placement opportunities. Overall, we actively manage the mix of our media to efficiently drive sales while building brand awareness of our value proposition.

Financing:  We offer our residential customers a financing alternative through a proprietary credit card, the Lumber Liquidators credit card, underwritten by a third party financial institution, generally with no recourse to us. This program serves the dual function of providing financial flexibility to our customers and offering us promotional opportunities featuring deferred interest, which we often combine with product promotions. Our customers may also use their Lumber Liquidators credit card for installation services. Additionally, we offer our commercial customers a financing alternative. This program is also underwritten by a third party financial institution, generally at no recourse to us. The commercial credit program provides our professional customers a range of additional services that we believe add efficiency to their businesses.

Employees

As of December 31, 2015, we had 1,842 employees, 96% of whom were full-time and none of whom were represented by a union. Of these employees, 71% work in our stores, 17% work in corporate store support infrastructure or similar functions (including our call center employees) and 12% work either on our finishing line or in one of our distribution centers. We believe that we have good relations with our employees.

Seasonality and Quarterly Results

Our quarterly results of operations can fluctuate depending on the timing of our advertising expenses and the timing of, and income contributed by, our new stores. Our net sales fluctuate slightly as a result of seasonal factors, and we adjust merchandise inventories in anticipation of those factors, causing variations in our build of merchandise inventories. Generally, we experience higher than average net sales in the spring and fall, when more home remodeling activities are taking place, and lower than average net sales in the colder winter months and during the hottest summer months.

Intellectual Property and Trademarks

We have a number of marks registered in the United States, including Lumber Liquidators®, Hardwood Floors For Less!®, Bellawood®, 1-800-HARDWOOD®, 1-800-FLOORING®, Quickclic®, Virginia Mill Works Co. Hand Scraped and Distressed Floors®, Morning Star Bamboo Flooring®, Dream Home Laminate Floors®, Builder’s Pride®, Schön Engineered Floors®, Casa de Colour Collection® and other product line names. We have also registered certain marks in jurisdictions outside the United States, including the European Union, Canada, China, Australia and Japan. We regard our intellectual property as having significant value and these names are an important factor in the marketing of our brands. Accordingly, we take steps intended to protect our intellectual property including, where warranted, the filing of lawsuits and administrative actions to enforce our rights.

Government Regulation

We are subject to extensive and varied federal, provincial, state and local government regulations in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees and customers, public health and safety, zoning, accommodations for persons with disabilities, and fire codes. We operate each of our stores, offices, finishing facility and distribution centers in accordance with standards and procedures designed to comply with applicable laws, codes and regulations. Certain of our operations and properties are also subject to federal, provincial, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and cleanup of contaminated properties, including off-site disposal locations. We do not currently incur significant costs complying with the laws and regulations related to hazardous materials. However, we could be subject to material costs, liabilities or claims relating to compliance in the future, especially in the event of changes in existing laws and regulations or in their interpretation, as well as the passage of new laws and regulations.

Our suppliers are subject to the laws and regulations of their home countries, as well as those relative to the import of their products into the United States, including, in particular, laws regulating labor, forestry and the environment. Our suppliers are subject to periodic compliance audits, onsite visits and other reviews, as appropriate, in efforts to ensure that they are in compliance with all laws and regulations. We also support social and environmental responsibility among our supplier community and our suppliers agree to comply with our expectations concerning environmental, labor and health and safety matters. Those expectations include representations and warranties that our suppliers comply with the laws, rules and regulations of the countries in which they operate.

Products that we import into the United States and Canada are subject to laws and regulations imposed in conjunction with such importation, including those issued and/or enforced by U.S. Customs and Border Protection and the Canadian Border Services Agency. In addition, certain of our products are subject to laws and regulations relating to the importation, acquisition or sale of illegally harvested plants and plant products and the emissions of hazardous materials. We work closely with our suppliers to address the applicable laws and regulations in these areas.

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

Risks Related to Our Operations

Unfavorable allegations, government investigations and legal actions surrounding our products or us could harm our reputation and impair our ability to grow or sustain our business.

We rely on our reputation for offering great value, superior service and a broad selection of high-quality, safe flooring products. We are currently involved in a number of government investigations and legal actions, many of which have resulted from unfavorable allegations regarding our products and us. Negative publicity surrounding these government investigations and legal actions could continue to harm our reputation and the demand for our products. Additional unfavorable allegations, government investigations and legal actions involving our products and us could also affect our perception in the market and our brands and negatively impact our business and financial condition. For instance, unfavorable allegations surrounding the product quality of our laminates sourced from China has and could continue to negatively affect our operations. If this negative impact is significant, our ability to maintain our liquidity and grow or sustain our business could be jeopardized.

We are involved in a number of legal proceedings and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business and financial condition.

We are, or may become, involved in legal proceedings, government and agency investigations, and consumer, employment, tort and other litigation (see discussion of Legal Proceedings in Item 3 of this Annual Report and Note 10 to the consolidated financial statements included in Item 8 of this Annual Report). We cannot predict with certainty the outcomes of these legal proceedings. The outcome of some of these legal proceeding could require us to take, or refrain from taking, actions which could be costly to implement or otherwise negatively affect our operations or could require us to pay substantial amounts of money that could have a material adverse effect on our liquidity, financial condition and results of operations and could affect our ability to obtain capital or access our revolving line of credit and continue as a going concern. Additionally, defending against lawsuits and legal proceedings may involve significant expense and diversion of management's attention and resources.

Implementing our Environmental Compliance Plan will be costly to implement and the failure to implement the plan could adversely affect our ability to import and, therefore, our results of operations.

As disclosed on October 7, 2015, we reached a settlement with the United States Department of Justice (“DOJ”) regarding our compliance with the Lacey Act. In connection with that settlement, we agreed to implement an environmental compliance plan (the “Compliance Plan”) and we will be subject to a probation period of five years. The implementation of the Compliance Plan will be costly and, if the implementation costs are more than we anticipate, it could adversely impact our operating results. Further, in the event we fail to implement the Compliance Plan as required and in accordance with set deadlines, the government may require us to cease the importation of hardwood flooring from China until the DOJ determines that the Compliance Plan has been satisfactorily implemented. If we have to cease the importation of hardwood flooring, our ability to operate would be substantially harmed and our business, including our results of operations, would be adversely affected.

Federal, provincial, state or local laws and regulations, or our failure to comply with such laws and regulations, could increase our expenses, restrict our ability to conduct our business and expose us to legal risks.

We are subject to a wide range of general and industry-specific laws and regulations imposed by federal, provincial, state and local authorities in the countries in which we operate including those related to customs, the environment, foreign operations (such as the Foreign Corrupt Practices Act), truth-in-advertising, consumer protection, privacy, zoning and occupancy matters as well as the operation of retail stores and warehouse, production and distribution facilities and provision of installation services. In addition, various federal, provincial and state laws govern our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, health care insurance issues, minimum wage standards, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. If we fail to comply with these laws and regulations, we could be subject to legal risk, our operations could be impacted negatively and our reputation could be damaged. Likewise, if such laws and regulations should change, including labor laws that impact exempt status and overtime eligibility, our costs of compliance may increase, thereby impacting our results and hurting our profitability.

Certain portions of our operations are subject to laws and regulations governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain hazardous materials and wastes, the remediation of contaminated soil and groundwater and the health and safety of employees. If we are unable to comply with, extend or renew a material approval, license or permit required by such laws, or if there is a delay in renewing any material approval, license or permit, our net sales and operating results could deteriorate or otherwise cause harm to our business.

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

Our growth strategy is impacted by our ability to open new stores and is subject to many unpredictable factors.

As of December 31, 2015, we had 374 stores throughout the United States and Canada, 152 of which we opened after January 1, 2011. Assuming the continued success of our store model and satisfaction of our internal criteria, we plan to open a significant number of new stores over the next several years. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. Our future results and ability to implement our growth strategy will depend on various factors, including the following:

•	our ability to maintain our reputation of providing safe, compliant products;
•	consumer recognition of the quality of our products;
•	the successful resolution of the various pending government investigations and legal proceedings;
•	the successful selection of new markets and store locations;
•	the implementation of and results generated by our new showroom format;
•	our ability to negotiate leases on acceptable terms;
•	management of store opening costs;
•	the quality of our operations;
•	our ability to meet customer demand;
•	the continued popularity of hardwood flooring;
•	our cash flow, access to capital and business condition; and
•	general economic conditions.

In addition, the following may impact the net sales and performance of our new stores compared to prior years:

•	as we open more stores, our rate of expansion relative to the size of our store base will decline;
•	we may not be able to identify suitable store locations in markets into which we seek to expand and may not be able to open as many stores as planned;
•	consumers in new markets may be less familiar with our brands, and we may need to increase brand awareness in those markets through additional investments in advertising;
•	new stores may have higher construction, occupancy or operating costs, or may have lower average store net sales, than stores opened in the past;
•	we may experience difficulties, delays or failures in obtaining the necessary licenses, permits or other approvals necessary to open and operate particular store locations;
•	we may incur higher maintenance costs than in the past;
•	newly opened stores may not succeed or may reach profitability more slowly than we expect, and the ramp-up to profitability may become longer in the future as we enter more mid-sized and smaller markets and add stores to larger markets where we already have a presence; and
•	future markets and stores may not be successful and, even if we are successful, our average store net sales and our comparable store net sales may not increase at historical rates.

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

In addition, since early 2014, we have leased and operated a 500,000 square foot distribution center in Pomona, California, our first distribution center located outside of Virginia. The costs of operating may exceed our expectations and we may not achieve the benefits that we anticipate. Further, we may face challenges relating to the management of inventory in separate warehouse facilities located on opposite coasts and the impact of the East Coast distribution facility.

If either of these facilities or our inventory held in those locations were damaged or destroyed by fire, wood infestation or other causes, our distribution processes would be disrupted, which could cause significant delays in delivery. This could impede our ability to stock our stores and deliver products to our customers, and cause our net sales and operating results to deteriorate.

Damage, destruction or disruption of our Toano facility or equipment could significantly impact our operations and impede our ability to finish and distribute certain of our products.

Our Toano, Virginia facility serves as our corporate headquarters and, among other things, houses our primary computer systems, which control our management information and inventory management systems. In addition, in 2015, we finished approximately 79% of all Bellawood products, as well as small quantities of certain other products, there. In 2015, Bellawood flooring accounted for approximately 13% of our net sales. If the Toano facility or equipment were damaged or destroyed, it could harm our operations, cause significant lost production and impact our ability to fulfill customer demand.

The operation of stores in Canada may present increased legal and operational risks.

We opened our first stores in Canada in 2011 and currently operate eight store locations there. As a result of our limited penetration and operation history in the Canadian market, these stores may continue to be less successful than we expect. Additionally, greater investments in advertising and promotional activity may be required to continue to build brand awareness in that market. Furthermore, by comparison, we have limited experience with the legal and regulatory environments and market practices outside of the United States and cannot guarantee that we will be able to operate profitably in the Canadian market or in a manner and with results similar to our U.S. stores. We may also incur increased costs in complying with applicable Canadian laws and regulations as they pertain to both our products and our operations.

The operation of our Representative Office in China may present increased legal and operational risks.

We established a representative office in Shanghai, China to facilitate our product sourcing in Asia and we may incur additional costs associated with its operation. In addition, we may incur increased costs to comply with applicable Chinese laws and regulations that exceed our expectations. Further, if we fail to comply with applicable laws and regulations, we could be subject to, among other things, litigation and government and agency investigations.

Failure to effectively manage our third party installers may present increased legal and operational risks.

In certain geographical regions, we manage third party installers who provide installation services to some of our customers. In some of these jurisdictions, we are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of our third party installers. We have established processes and procedures designed to manage these requirements and ensure customer satisfaction with the services provided by our third party installers. If we fail to manage these processes effectively or provide proper oversight of these services, we may be subject to regulatory enforcement and litigation and our net sales and our profitability and reputation could be harmed.

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

Our insurance coverage and self-insurance reserves may not cover existing or future claims.

We maintain various insurance policies for employee health, workers’ compensation, general liability, property damage, cyber security and professional liability, including directors and officers insurance:

•	We are self-insured on certain health insurance plans and are responsible for losses up to a certain limit for these respective plans.
•	Beginning in 2013, we are self-insured with regard to workers’ compensation coverage, in which case we are responsible for losses up to certain retention limits on both a per-claim and aggregate basis.
•	We continue to be responsible for losses up to a certain limit for general liability and property damage insurance.
•	Our professional liability and cyber security insurance contain limitations on the amount and scope of coverage.

With the large number of cases and government investigations we have pending, we may be required to defend the Company, its officers, directors and former employees and we may be subject to financial harm in the event such cases or investigations are adversely determined and insurance coverage will not, or is not sufficient to, cover any related losses. For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Fluctuating healthcare costs, our growth rate and changes from our past experience with workers’ compensation claims could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Unanticipated changes may produce materially different amounts of expense than that reported under these programs, which could adversely impact our operating results.

We have entered into a number of lease agreements with companies controlled by our founder and this concentration of leases may pose certain business risks.

As of December 31, 2015, we lease our Toano facility, which includes a store location, a warehouse and 30 of our other store locations from entities owned, in whole or in part, by Tom Sullivan, our founder and a current member of our board of directors. Although our percentage of total stores leased from such entities has decreased over the last year, this concentration of leases subjects us to risk in the event action or inaction by Tom or such entities impacts our leasehold interests in the locations.

Risks Related to Our Suppliers, Products and Product Sourcing

If our suppliers do not use ethical business practices, comply with applicable laws and regulations and ensure that their products meet our quality standards, our reputation could be harmed due to negative publicity and we could be subject to legal risk.

While our suppliers agree to operate in compliance with applicable laws and regulations, including those relating to environmental and labor practices, we do not control our suppliers. Accordingly, despite our continued investment in quality control, we cannot guarantee that they comply with such laws and regulations or operate in a legal, ethical and responsible manner. Violation of environmental, labor or other laws by our suppliers or their failure to operate in a legal, ethical and responsible manner could cause us to violate such laws and could reduce demand for our products if, as a result of such violation or failure, we were to attract negative publicity. Further, we require our suppliers to adhere to our quality standards. While we do monitor our suppliers’ adherence to such standards, there is no guarantee that we will be able to identify their non-compliance. Moreover, the failure of our suppliers to adhere to applicable legal requirements and the quality standards that we set for our products could lead to government investigations, litigation, write-offs and recalls, which could damage our reputation and our brands, increase our costs, and otherwise hurt our business.

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

We rely on a select group of international suppliers to provide us with flooring products that meet our specifications. In 2015, approximately 48% of our product was sourced from North America, approximately 39% of our product was sourced from Asia, approximately 8% was sourced from Europe and Australia and approximately 5% was sourced South America. As a result, we are subject to risks associated with obtaining products from abroad, including:

•	political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries where our products originate;
•	currency exchange fluctuations;
•	the imposition of new laws and regulations, including those relating to environmental matters and climate change issues; labor conditions; quality and safety standards; trade restrictions; and restrictions on funds transfers;
•	the imposition of new or different duties (including antidumping and countervailing duties), tariffs, taxes and/or other charges on exports or imports, including as a result of errors in the classification of products upon entry or changes in the interpretation or application of rates or regulations relating to the import or export of our products;
•	disruptions or delays in production, shipments, delivery or processing through ports of entry (including those resulting from strikes, lockouts, work-stoppages or slowdowns, or other forms of labor unrest);
•	changes in local economic conditions in countries where our suppliers are located; and
•	differences in product standards, acceptable business practice and legal environments.

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

We purchase flooring directly from mills located around the world. We believe that these direct supplier relationships are important to our business. In order to retain the competitive advantage that we believe results from these relationships, we need to continue to identify, develop and maintain relationships with qualified suppliers that can satisfy our high standards for quality and our requirements for hardwood in a timely and efficient manner. The need to develop new relationships will be particularly important as we seek to expand our operations, enhance our product offerings, and expand our product assortment and geographic source of origin in the future. Any inability to do so could reduce our competitiveness, slow our plans for further expansion and cause our net sales and operating results to deteriorate.

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

If we are unable to access our credit facility or other sources of capital, our financial position, liquidity, and results of operations could suffer,

We have relied on a bank credit facility to fund seasonal needs for working capital. Our continued access to this facility depends on our ability to meet the conditions to borrowing, including that all representations are true and correct at the time of the borrowing. Our failure to meet these requirements or obtain alternative sources of capital could impact:

•	our ability to fund working capital, capital expenditures and other general corporate purposes;
•	our ability to meet liquidity needs; and
•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

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

We believe that our success has depended and continues to depend to a significant extent on the efforts and abilities of our senior management team and other key personnel. The loss, for any reason, of the services of any of these key individuals and any negative market or industry perception arising from such loss, could damage our business and harm our reputation.

We announced the appointment of John M. Presley as our chief executive officer in November 2015. Mr. Presley replaced Thomas D. Sullivan, who had been serving as acting chief executive officer since Robert M. Lynch’s resignation in May 2015. Earlier in 2015, we appointed Gregory A. Whirley, Jr. as our interim Chief Financial Officer to replace Daniel E. Terrell, who had served as our Chief Financial Officer since October 2006. Also in 2015, we integrated the leadership of our merchandising and marketing departments and promoted Marco Q. Pescara from Chief Marketing Officer to Chief Merchandising and Marketing Officer. Any significant leadership change or executive management transition involves inherent risk, and we could experience disruptions in our executive management transition, or any executive management transition that may occur in the future, which could hinder our strategic planning, execution and future performance.

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

We believe that our growth was achieved in part through our successful investment in local and national advertising. Historically, we have used extensive advertising to encourage customers to drive to our stores, which were typically located some distance from population centers in areas that have lower rents than traditional retail locations. Further, a significant portion of our advertising was directed at the DIY and DIFM consumers. While our marketing strategy continues to support our real estate strategy and remains focused on retaining the DIY and DIFM customers, we have broadened the reach and frequency of our advertising to increase the recognition of our value proposition and the number of customers served. We may need to further increase our advertising expense to support our business strategies in the future. If our advertisements fail to draw customers in the future, or if the cost of advertising or other marketing materials increases significantly, we could experience declines in our net sales and operating results.

We may not be able to adequately protect our intellectual property, which could harm the value of our brands and impact our business.

Our intellectual property is material to the conduct of our business. The successful implementation of our business plan depends in part on our ability to further build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our name and logo and the names and logos of our brands. We may incur significant costs and expenses relating to our efforts to enforce our intellectual property rights. If our efforts to protect our intellectual property are inadequate, or if any third party infringes on or misappropriates our intellectual property, the value of our brands may be harmed, which could adversely affect our business and might prevent our brands from achieving or maintaining market acceptance.

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

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on our results of operation and financial condition.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control, we may discover material weaknesses or significant deficiencies in internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

We have in the past discovered, and may in the future discover, areas of its internal controls that need improvement. Even so, we continue to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of February 25, 2016, we operated 375 stores located in 46 states and Canada, including one opened since December 31, 2015. In addition to our eight stores in Ontario, Canada, the table below sets forth the locations (alphabetically by state) of our 367 U.S. stores in operation as of February 25, 2016.

State	Stores	State	Stores	State	Stores	State	Stores
Alabama	5	Iowa	3	Nevada	3	Rhode Island	1
Arizona	5	Kansas	3	New Hampshire	5	South Carolina	8
Arkansas	2	Kentucky	4	New Jersey	13	South Dakota	1
California	40	Louisiana	5	New Mexico	1	Tennessee	6
Colorado	7	Maine	3	New York	19	Texas	30
Connecticut	8	Maryland	10	North Carolina	12	Utah	2
Delaware	3	Massachusetts	10	North Dakota	1	Vermont	1
Florida	26	Michigan	10	Ohio	13	Virginia	13
Georgia	10	Minnesota	6	Oklahoma	3	Washington	7
Idaho	2	Mississippi	2	Oregon	5	West Virginia	3
Illinois	16	Missouri	5	Pennsylvania	20	Wisconsin	5
Indiana	8	Nebraska	2

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

As of February 25, 2016, our Toano facility, which includes a store location, a warehouse and 30 of our store locations are leased from related parties. See discussion of properties leased from related parties in Note 5 to the consolidated financial statements included in Item 8 of this report and within Certain Relationships and Related Transactions, and Director Independence in Item 13 of this report.

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

On October 7, 2015, Lumber Liquidators, Inc. (“LLI”) reached a settlement with the DOJ in connection with this investigation. Under the terms of a Plea Agreement with the DOJ (the “Plea Agreement”) executed on October 7, 2015, LLI agreed to plead guilty to one felony count for entry of goods by means of false statements and four misdemeanor due care counts under the Lacey Act. These violations do not require LLI to have acted with a deliberate or willful intent to violate the law, and LLI did not stipulate that it acted with such deliberate or willful intent. As part of the settlement, LLI agreed to pay a combined total of $10.0 million in fines, community service payments and forfeited proceeds. The payments include a $7.8 million fine, community service contributions of $0.9 million and $0.3 million to the National Fish and Wildlife Foundation and the Rhinoceros and Tiger Conservation fund, respectively, and a $1.0 million forfeiture payment. We had previously recorded this amount in SG&A expenses in the first quarter of 2015. At December 31, 2015, $6.2 million was included in current liabilities and $3.8 million was included in other long-term liabilities on the accompanying consolidated balance sheet. We paid $6.2 million of the settlement amount in the first quarter of 2016, and we expect to pay $2.0 million in the first quarter of 2017 and $1.8 million in the first quarter of 2018.

LLI also agreed in the Plea Agreement to implement an environmental compliance plan (the “Compliance Plan”) for a probation period of five years. If LLI fails to implement the Compliance Plan within three months of sentencing, the government may require us to cease the importation of hardwood flooring from China until the DOJ determines that the Compliance Plan has been satisfactorily implemented. During the first four years, LLI has agreed to engage an outside consulting firm to conduct audits of compliance with the Compliance Plan and certain requirements of the Lacey Act.

We have agreed to guarantee all payments and performance due from LLI, including but not limited to payments for fines, community service, forfeited proceeds and special assessments and the performance of LLI’s obligations under and compliance with the Compliance Plan and related audits.

In addition, as part of its internal compliance review procedures in the second quarter of 2015, we determined that there were Lacey Act compliance concerns related to a limited amount of our engineered hardwood flooring. As a result, we suspended sales of approximately $4.1 million of this product pending further investigation, and brought this matter to the attention of the DOJ. During the investigation, we determined that there were no compliance concerns with respect to approximately $0.9 million of the suspended engineered hardwood flooring. In connection with the Plea Agreement with the DOJ, we also reached a settlement with the DOJ related to the remaining $3.2 million of suspended engineered hardwood flooring. Pursuant to a Complaint for Forfeiture In Rem and a Stipulation for Settlement and Joint Motion for Entry of Consent Order of Forfeiture (the “Consent”), the DOJ agreed to accept a $3.2 million payment in lieu of a civil forfeiture of this product. We had previously recorded this amount in SG&A expenses in the second quarter of 2015. We paid this amount in October 2015 pending entry of the Consent and, pursuant to a motion granted, are now permitted to sell the suspended engineered hardwood flooring and retain any proceeds of the sale. The Consent was entered by the court on January 7, 2016, and final judgment was entered on January 8, 2016.

The Plea Agreement was approved by the United States District Court for the Eastern District of Virginia on October 22, 2015. A sentencing hearing was held on February 1, 2016 and the court entered a final judgment on February 3, 2016. The terms of the final judgment are consistent with the Plea Agreement.

Securities Laws

In March 2015, we received a grand jury subpoena issued in connection with a criminal investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia (the “U.S. Attorney”). In addition, on May 19, 2015 and July 13, 2015, the Company received subpoenas from the New York Regional Office of the SEC in connection with an inquiry by the SEC staff. Based on the subpoenas, we believe the focus of both the U.S. Attorney investigation and SEC investigation primarily relate to compliance with disclosure, financial reporting and trading requirements under the securities laws since 2011. We are fully cooperating with the U.S. Attorney’s subpoena, the SEC’s subpoenas and the related investigations by the U.S. Attorney and SEC staff. Given that the investigation by the U.S. Attorney and SEC staff are still ongoing, we cannot estimate the reasonably possible loss or range of loss that may result from this matter.

California Air Resources Board

We believe that the California Air Resources Board (“CARB”) is regularly looking at the entire industry to ensure compliance with its emissions standards. While conducting routine inspections of our products, CARB has performed “deconstructive” testing on our products as well as, we believe, products from others in the industry. In CARB’s preliminary findings, some of the samples of our finished product that CARB deconstructed and tested exceeded the CARB limits for raw composite wood cores. This could occur for numerous reasons, including one or more of the variability factors associated with this type of testing. In May 2015, CARB notified us that additional samples of finished products were obtained in 2014, some of which, based on deconstructive testing, exceeded the CARB limits for raw composite wood cores. CARB has further informed us that it has performed additional deconstructive testing on certain finished products it obtained in March 2015, with certain of the samples of our products exceeding the CARB limits for raw composite wood cores.

We have been fully cooperative with CARB as CARB continues to work on this matter by, among other things, providing CARB with requested information related to the products CARB tested and removing laminate flooring sourced from China from our stores in California. Based on discussions with CARB, our best estimate of the probable loss that may result from this matter is approximately $1.5 million, which we recorded in other current liabilities and selling, general and administrative expenses in the fourth quarter of 2015. We believe that there is at least a reasonable possibility that a loss greater than the amount accrued may be incurred, but we are unable to estimate the amount at this time.

Securities Litigation Matter

On or about November 26, 2013, Gregg Kiken (“Kiken”) filed a securities class action lawsuit (the “Kiken Lawsuit”), which was subsequently amended, in the United States District Court for the Eastern District of Virginia against us, our founder, former Chief Executive Officer and President, former Chief Financial Officer and former Chief Merchandising Officer (collectively, the “Kiken Defendants”). On or about September 17, 2014, the City of Hallandale Beach Police Officers' and Firefighters' Personnel Retirement Trust (“Hallandale”) filed a securities class action lawsuit (the “Hallandale Lawsuit”) in the United States District Court for the Eastern District of Virginia against us, our former Chief Executive Officer and President and our former Chief Financial Officer (collectively, the “Hallandale Defendants,” and with the Kiken Defendants, the “Defendants”). On March 23, 2015, the court consolidated the Kiken Lawsuit with the Hallandale Lawsuit, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action as In re Lumber Liquidators Holdings, Inc. Securities Litigation.

The lead plaintiffs filed a consolidated amended complaint on April 22, 2015. The consolidated amended complaint alleges that the Defendants made material false and/or misleading statements that caused losses to investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to our compliance with the Lacey Act, the chemical content of certain of our wood products, and our supply chain and inventory position. The lead plaintiffs do not quantify any alleged damages in their consolidated amended complaint but, in addition to attorneys' fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants moved to dismiss the consolidated amended complaint but, on December 21, 2015, the court denied this motion. We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the current status of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

NW Bamboo Matter

On February 27, 2014, NW Bamboo Trim, Inc. (“NWBT”) filed suit in the Circuit Court of the City of Richmond, Virginia against us and a supplier of bamboo trim products (the “Supplier”). In its complaint, NWBT alleges that (i) we breached a contract with NWBT by not purchasing certain products from NWBT, (ii) we tortiously interfered with NWBT’s relationship with the Supplier, and (iii) we and the Supplier conspired to harm NWBT’s business. We filed a motion seeking to dismiss the claims, which was granted as it pertained to the breach of contract claim. The case then proceeded on the two remaining causes of action.

On October 12, 2015, as part of its required discovery disclosures, NWBT identified a valuation of its business of approximately $2.8 million as the basis for its compensatory damages claim. Subsequently, we filed a motion for summary judgment seeking dismissal of NWBT’s case. On December 21, 2015, the Court granted our motion for summary judgment and dismissed the two remaining causes of action in NWBT’s complaint. On January 20, 2016, NWBT filed a notice of appeal in connection with the trial court’s dismissal of NWBT’s case.

In light of the trial court’s ruling and our views regarding the merits of NWBT’s appeal, the likelihood of a material loss in connection with this matter is now remote.

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

Although we believed we had valid defenses to the claims asserted, we entered into a settlement of the claims in the RWA Lawsuit. On September 3, 2015, the Court entered an order granting final approval to the settlement and certifying a settlement class. Under the settlement agreement, we paid a total of $0.3 million including the plaintiffs’ attorneys’ fees, class notice and administration costs, a sum to RWA and cash payments to members of the settlement class who file valid claims. The settlement amount was accrued in 2014 and was paid into an escrow fund on August 18, 2015. The settlement payment was released to class counsel on October 16, 2015 after the final approval order became a final and non-appealable order. Settlement payments to class members who submitted claims have now been issued by the claims administrator, with a final accounting of the settlement fund to be filed with the court by March 4, 2016.

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

We dispute the claims of the Prop 65 Plaintiffs and intend to defend the matter vigorously. Our best estimate of the probable loss that may result from this action is approximately $0.9 million, which we accrued in the fourth quarter of 2015. We believe that there is at least a reasonable possibility that a loss may differ from the amount accrued, but we are unable to estimate the amount at this time.

Gold Matter

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring (the “Bamboo Product”) that we sell is defective. On February 13, 2015, Gold filed an amended complaint that added three additional plaintiffs (collectively with Gold, “Gold Plaintiffs”). We moved to dismiss the amended complaint. After holding a hearing and taking the motion under submission, the court dismissed most of Gold Plaintiffs’ claims but allowed certain omission-based claims to proceed. Gold Plaintiffs filed a Second Amended Complaint on December 16, 2015, and then a Third Amended Complaint on January 20, 2016. In the Third Amended Complaint, Gold Plaintiffs allege that we have engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Bamboo Product and by concealing the Bamboo Product’s defective nature. Gold Plaintiffs seek the certification of a class of individuals in the United States who purchased the Bamboo Product, as well as 7 state subclasses of individuals who are residents of California, New York, Illinois, West Virginia, Minnesota, Pennsylvania, and Florida, respectively, and purchased the Bamboo Product for personal, family, or household use. Gold Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, Gold Plaintiffs seek (i) a declaration that our actions violate the law and that we are financially responsible for notifying all purported class members, (ii) injunctive relief requiring us to replace and/or repair all of the Bamboo Product installed in structures owned by the purported class members, and (iii) a declaration that we must disgorge, for the benefit of the purported classes, all or part of our profits received from the sale of the allegedly defective Bamboo Product and/or to make full restitution to Gold Plaintiffs and the purported class members.

We filed our answer to the Third Amended Complaint on February 3, 2016, and discovery in the matter is now proceeding. We dispute the Gold Plaintiffs’ claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

Pursuant to court order, plaintiffs filed a Representative Class Action Complaint in the Virginia Court on September 11, 2015. The complaint challenged the labeling of our flooring products and asserted claims under California, New York, Illinois, Florida and Texas law for fraudulent concealment, violation of consumer protection statutes, negligent misrepresentation and declaratory relief, as well as a claim for breach of implied warranty under California law. Thereafter, on September 18, 2015, plaintiffs filed the First Amended Representative Class Action Complaint (“FARC”) in which they added implied warranty claims under New York, Illinois, Florida and Texas law, as well as a federal warranty claim. We filed a motion to dismiss and answered the FARC. The Virginia Court granted the motion as to claims for negligent misrepresentation filed on behalf of certain plaintiffs, deferred as to class action allegations, and otherwise denied the motion. We also filed a motion to strike nationwide class allegations and a motion to strike all claims of personal injury made in class action complaints, on which the Virginia court has not yet ruled. Discovery is now proceeding in this matter.

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

We moved to dismiss the Virginia Action, contending that the federal court should abstain from deciding the case in favor of the more comprehensive state-court Wisconsin Action. Thereafter, the four insurers who were not plaintiffs in the Virginia Action have filed motions to intervene as plaintiffs in the Virginia Action, in an effort to make the Virginia Action “as comprehensive” as the Wisconsin Action. We have opposed the motions to intervene. By order dated September 4, 2015, the court largely denied our motion to dismiss, allowing the Virginia Action to proceed. While the court dismissed the reformation claim without prejudice, as pled with insufficient specificity, the court granted leave to amend, and an amended complaint was filed on September 15, 2015. On October 2, 2015, we stipulated to entry of judgment on the reformation claim, and moved to dismiss the remaining claims in favor of proceeding in Wisconsin. The defendant-insurers in the Wisconsin Action have filed motions to dismiss or stay the Wisconsin Action in favor of the Virginia Action.

The defendants in the Wisconsin Action have also moved for protective orders seeking to forestall their obligation to respond to discovery requests that we promulgated in the Wisconsin Action.

On February 1, 2016, the Wisconsin court stayed the Wisconsin Action in favor of the proceedings in Virginia. On February 5, 2016, we moved for reconsideration and that motion remains pending.

On February 9, 2016, the Virginia court denied our motion to dismiss. The Virginia court also granted the remaining insurers’ motion to intervene, but stayed proceedings on their excess and umbrella insurance policies pending resolution of the primary insurers’ claims.

Litigation Relating to Abrasion Claims

On May 20, 2015, a purported class action titled Abad v. Lumber Liquidators, Inc. was filed in the United States District Court for the Central District of California and two amended complaints were subsequently filed. In the Second Amended Complaint (“SAC”), the plaintiffs (collectively, the “Abrasion Plaintiffs”)seek to certify a national class composed of “All Persons in the United States who purchased Defendant’s Dream Home brand laminate flooring products from Defendant for personal use in their homes,” or, in the alternative, 32 statewide classes from California, North Carolina, Texas, New Jersey, Florida, Nevada, Connecticut, Iowa, Minnesota, Nebraska, Georgia, Maryland, Massachusetts, New York, West Virginia, Kansas, Kentucky, Mississippi, Pennsylvania, South Carolina, Tennessee, Virginia, Washington, Maine, Michigan, Missouri, Ohio, Oklahoma, Wisconsin, Indiana, Illinois and Louisiana. The SAC alleges violations of each of these states’ consumer protections statutes and the federal Magnuson-Moss Warranty Act, as well as breach of implied warranty and fraudulent concealment. The Abrasion Plaintiffs did not quantify any alleged damages in the SAC but, in addition to attorneys’ fees and costs, seek an order certifying the action as a class action, an order adopting the Abrasion Plaintiffs’ class definitions and finding that the Abrasion Plaintiffs are their proper representatives, an order appointing their counsel as class counsel, injunctive relief prohibiting us from continuing to advertise and/or sell laminate flooring products with false abrasion class ratings, restitution of all monies it received from the Abrasion Plaintiffs and class members, damages (actual, compensatory, and consequential) and punitive damages.

We filed a motion to dismiss the SAC and the Abrasion Plaintiffs filed a motion for leave to file a corrected SAC. Our motion was subsequently granted in part and denied in part. The court also denied the Abrasion Plaintiffs’ motion for leave to file a corrected SAC. The Abrasion Plaintiffs have until March 1, 2016, to file a Third Amended Complaint. We dispute the Abrasion Plaintiffs’ claims and intend to defend these matters vigorously. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.

Morris Matter

On or about August 18, 2015, Kevin Morris (“Morris”) filed a purported class action lawsuit in the Circuit Court of the Twentieth Judicial Circuit in St. Clair County, Illinois alleging that the Casa de Colour Collection by Dura-Wood flooring (the “Morris Product”), a brand of solid wood flooring sold by us, is defective due to warping, cupping and buckling. Morris alleges that we have engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Morris Product and by concealing the Morris Product’s defective nature. In particular, Morris’s allegations include (i) common law fraud, (ii) breach of implied warranty, (iii) breach of express warranty, (iv) breach of contract, (v) breach of duty of good faith and fair dealing, (vi) violation of the Illinois Consumer Fraud and Deceptive Business Practices Act (the “ICFA”) and (vii) violation of the Uniform Deceptive Trade Practices Act (the “UDTPA”). Morris did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Morris seeks (i) certification of the purposed class, (ii) injunctive relief requiring us to replace and/or repair all Morris Products installed in structures owned by the purported class, (iii) an award of compensatory, consequential and statutory damages, pre-judgment interest and post-judgment interest, (iv) a declaration that we must disgorge, for the benefit of the purported class, all or part of our profits received from the sale of the Morris Product and/or to make full restitution to Morris and the purported class, (v) a judgment for actual damages for injuries suffered by Morris and the purported class as a result of our violation of the ICFA and (vi) a judgment awarding Morris and the purported class reasonable attorneys’ fees and costs in accordance with the UDTPA. On September 25, 2015, we removed the action to the United States District Court for the

Southern District of Illinois. Subsequently, we filed a motion to dismiss. Morris failed to respond to the motion and, as a result, the lawsuit was dismissed without prejudice on November 10, 2015.

Ross Matter

On or about February 23, 2016, Joseph Ross and Linda Ross (collectively, “Ross”) filed a purported class action lawsuit in the Second Judicial District Court, State of Nevada, County of Washoe. Ross seeks the certification of a class of individuals in the State of Nevada who purchased certain hardwood flooring products produced in China (the “Ross Products”). Ross alleges that the Ross Products are defective due to the Ross Products being contaminated with certain wood-boring insects. In particular, Ross’s allegations include (i) breach of warranty, (ii) negligence, (iii) strict liability, (iv) negligent misrepresentation, (v) willful misconduct, and (vi) unjust enrichment. In the complaint, Ross seeks (i) general and special damages according to proof in excess of fifty thousand dollars, (ii) attorneys’ fees and costs according to proof, (iii) prejudgment and post-judgment interest on all sums awarded, according to proof at the maximum legal rate, (iv) costs of the lawsuit incurred, (v) restitution as authorized by law, (vi) punitive damages as authorized by law, and (vii) specific performance under our express warranties. We dispute Ross’s claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

Additionally, in May 2015, we received a shareholder demand from Timothy Horton (“Horton”). The allegations and demands made by Horton overlap substantially with those raised in the consolidated action. On June 11, 2015, the Special Committee of the Board of Directors (the “Special Committee”) exercised its authority to create a three-person Demand Review Committee, which is comprised of three independent directors and tasked with investigating the claims made in the consolidated action and the Horton demand letter and making a recommendation to the board of directors as to whether it would be in the best interests of the Company to pursue any of those claims. Thereafter, the members of the Demand Review Committee filed a motion to stay the consolidated action pending completion by the Demand Review Committee of its investigation and recommendation to the board of directors.

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

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to our engineered hardwood imported from China, which accounted for approximately 10% of our flooring purchases in 2014 and approximately 6% of our flooring purchases in 2015.

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

In the first DOC annual review in this matter, rates were modified for AD rates through November 2012 and for CVD rates through 2011. Specifically, the AD rate was set at 5.92% and the CVD rate was set at 0.83%. These rates are being appealed to the CIT by several parties, including us. Based on what has been paid by us to date for the periods covered by the first annual review, we believed our best estimate of the probable loss was approximately $0.8 million for shipments during the applicable time periods covered by the first annual review, which we recorded as a long-term liability in our accompanying consolidated balance sheet and in cost of sales in our second quarter 2015 consolidated financial statements.

In January 2015, pursuant to the second annual review, the DOC issued a non-binding preliminary AD rate of 18.27% for purchases from December 2012 through November 2013 and a preliminary CVD rate of 0.97% for purchases in fiscal year 2012. The rates were finalized in early July 2015 with the AD rate set at 13.74% and the CVD rate set at 0.99%. We have appealed these rates. Notwithstanding our appeal, as these rates are now confirmed, we believe our best estimate of the probable loss was approximately $4.1 million for shipments during the applicable time periods, which we recorded as a long-term liability in our accompanying consolidated balance sheet and in cost of sales in our second quarter 2015 consolidated financial statements. Beginning in July 2015, we began paying these rates on each applicable purchase.

The third annual review of the AD and CVD rates was initiated in February 2015. In January 2016, the DOC issued non-binding preliminary results in the third annual review. The preliminary AD rate was 13.34% and the CVD preliminary rate was 1.43%. These rates are expected to be finalized in the DOC’s final results in May 2016. Any change in the applicable rates as a result of the third annual review would apply to imports occurring after the second period of review.

Based on the preliminary rates set in January 2016 in the third annual review for shipments subsequent to November 2013 (AD) and shipments subsequent to December 2012 (CVD), we would owe an additional $5.3 million for all shipments through December 31, 2015. As no rates have been finalized for these periods, we have not recorded an accrual in our consolidated financial statements for the impact of higher rates for the time periods subsequent to the second annual review. Based on the information available, we believe there is at least a reasonable possibility that an additional charge may be incurred in the range of $0 to $5.3 million. A loss greater than this amount may be incurred, but we are unable to estimate the amount at this time.

In February 2016, the DOC initiated the fourth annual review of AD and CVD rates, which we expect will follow a similar schedule as the preceding review.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “LL.” We are authorized to issue up to 35,000,000 shares of common stock, par value $0.001. Total shares of common stock outstanding at February 25, 2016 were 27,088,460, and we had eight stockholders of record.

The following table sets forth the range of high and low sales prices per share as reported by the NYSE for each quarter during the last two fiscal years.

	Price Range
	High	Low
2015:
Fourth Quarter	$21.74	$12.80
Third Quarter	21.42	11.62
Second Quarter	35.18	20.01
First Quarter	69.99	27.15
2014:
Fourth Quarter	$67.86	$47.76
Third Quarter	77.27	52.76
Second Quarter	96.75	72.86
First Quarter	111.74	86.26

Issuer Purchases of Equity Securities

The following table presents our share repurchase activity for the quarter ended December 31, 2015 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2015 to October 31, 2015	—	$—	—	$14,728
November 1, 2015 to November 30, 2015	581	13.71	—	14,728
December 1, 2015 to December 31, 2015	—	—	—	14,728
Total	581	$13.71	—	$14,728

(1)	We repurchased 581 shares of our common stock in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended December 31, 2015.
(2)	Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs were publicly announced on November 15, 2012 and February 19, 2014, respectively.

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

Performance Graph

The following graph compares the performance of our common stock during the period beginning December 31, 2010 through December 31, 2015, to that of the total return index for the NYSE Composite, the Dow Jones US Furnishings Index and the S&P SmallCap 600 Index (which includes Lumber Liquidators) assuming an investment of $100 on December 31, 2010. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Lumber Liquidators Holdings, Inc	$100.00	$70.90	$212.08	$413.05	$266.20	$69.69
Dow Jones US Furnishings Index	$100.00	$105.55	$119.02	$175.47	$200.60	$222.66
S&P Smallcap 600 Index	$100.00	$101.02	$117.51	$166.05	$175.61	$172.15
NYSE Composite	$100.00	$96.43	$112.10	$141.70	$151.44	$145.40

Item 6. Selected Financial Data.

The selected statements of income data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included in Item 8. “Consolidated Financial Statements and Supplementary Data” of this report. This information should be read in conjunction with those audited financial statements, the notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

The selected balance sheet data set forth below as of December 31, 2013, 2012 and 2011, and income data for the years ended December 31, 2012 and 2011 are derived from our audited consolidated financial statements contained in reports previously filed with the SEC, which are not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2015(1)	2014	2013	2012	2011
	(dollars in thousands, except per share amounts)
Statement of Income Data
Net Sales	$978,776	$1,047,419	$1,000,240	$813,327	$681,587
Comparable store net sales (decrease) increase(2)	(11.1)%	(4.3)%	15.8%	11.4%	(2.0)%
Cost of Sales	699,918	629,252	589,257	504,542	440,912
Gross Profit	278,858	418,167	410,983	308,785	240,675
Selling, General and Administrative Expenses	362,051	314,094	284,960	230,439	198,237
Operating (Loss) Income	(83,193)	104,073	126,023	78,346	42,438
Interest expense	309	84	—	—	—
Other (Income) Expense(3)	(75)	406	(442)	(140)	(587)
(Loss) Income Before Income Taxes	(83,427)	103,583	126,465	78,486	43,025
Provision for income taxes	(26,994)	40,212	49,070	31,422	16,769
Net (Loss) Income	$(56,433)	$63,371	$77,395	$47,064	$26,256
Net (loss) income per common share:
Basic	$(2.08)	$2.32	$2.82	$1.71	$0.95
Diluted	$(2.08)	$2.31	$2.77	$1.68	$0.93
Weighted average common shares outstanding:
Basic	27,082,299	27,264,882	27,484,790	27,448,333	27,706,629
Diluted	27,082,299	27,485,852	27,914,322	28,031,453	28,379,693

(1)	Results for the year ended December 31, 2015 include pre-tax expenses of $9.4 million related to the purchase of testing kits and professional fees in connection with our indoor air quality testing program, incremental legal and professional fees and settlement expenses, related to our defense of various legal matters of approximately $37.0 million, asset impairment charges and other expenses related to the simplification of our business and employee retention totaling approximately $16.2 million, and the write down of our laminates and associated moldings sourced from China totaling approximately $22.5 million.
(2)	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.
(3)	Includes interest income.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share amounts)
Balance Sheet Data
Cash and cash equivalents	$26,703	$20,287	$80,634	$64,167	$61,675
Merchandise inventories	244,402	314,371	252,428	206,704	164,139
Total assets	456,202	493,462	429,559	347,387	294,854
Customer deposits and store credits	33,771	34,943	22,377	25,747	18,120
Total debt and capital lease obligations, including current maturities	20,000	—	—	—	—
Total stockholders' equity	277,568	332,054	309,329	234,541	215,084
Working capital	195,044	213,030	245,207	187,118	167,248
Other Data
Total stores in operation	374	352	318	288	263
Average sales	$1,625	$1,675	$1,705	$1,600	$1,560

(1)	Working capital is defined as current assets minus current liabilities.
(2)	Average sale, calculated on a total company basis, is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America, offering a complete purchasing solution across an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, resilient vinyl, bamboo and cork. At December 31, 2015, we sold our products through 374 Lumber Liquidators stores in 46 states in the United States (“U.S.”) and in Canada, a call center, websites and catalogs.

We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hardwood flooring products. With a balance of price, selection, quality, availability and service, we believe our value proposition is the most complete within a highly-fragmented hardwood flooring market. The foundation for our value proposition is strengthened by our unique store model, the industry expertise of our people, our singular focus on hard-surface flooring and our expansion of our advertising reach and frequency.

Executive Summary

For the fiscal year ended December 31, 2015 we reported a net loss of $56.4 million, or $(2.08) per diluted share, compared to net income of $63.4 million, or $2.31 per diluted share in the year ended December 31, 2014. Our operating results for the year ended December 31, 2015 included:

•	Expenses of $9.4 million related to the purchase of testing kits and professional fees in connection with our indoor air quality testing program,
•	Incremental legal and professional fees and settlement expenses, related to our defense of various legal matters of approximately $37.0 million,
•	Asset impairment charges and other expenses related to the simplification of our business totaling approximately $10.9 million,
•	Employee retention expenses totaling approximately $5.3 million and
•	Write down of our laminates and associated moldings sourced from China totaling approximately $22.5 million.

Our net sales for the year ended December 31, 2015 were $978.8 million, a decrease of $68.6 million from the $1.05 billion recorded during the year ended December 31, 2014. Our comparable store sales decreased 11.1%, driven by a 8.0% decrease in the number of customers invoiced and a 3.1% decrease in our average sale.

We believe our net sales were negatively impacted by certain unfavorable allegations made surrounding the product quality, and subsequent suspension, of our laminates sourced from China. The allegations were part of a 60 Minutes episode that originally aired on March 1, 2015 (“the Broadcast”). During 2015, we responded to the impact of these allegations on our sales by focusing our efforts on getting back to basics, taking care of our customers, and executing on our value proposition. As a result of these efforts, we accomplished the following:

•	Reduced our inventory levels and improved the quality of our on hand inventory while conserving cash flow,
•	Simplified our product assortment by eliminating approximately 140 flooring varieties and related moldings, which were identified as duplicative, discontinued or less popular products, to improve the customer shopping experience,
•	Returned to the core of our business by ending planned vertical integration initiatives and tile expansions,
•	Improved our vendor relationships across the globe, and
•	Distributed over 48,000 free indoor air quality screening kits as part of our voluntary commitment to help our customers better understand the air quality in their homes. Refer to Other Matters for further discussion of the indoor air quality testing program.

Settlement of the Lacey Act Investigation

Additionally, in conjunction with the Special Committee of the Board of Directors (the “Special Committee”), we continue to address various legal matters and regulatory matters facing the Company. As previously disclosed, during the fourth quarter of 2015, we entered into a settlement with the DOJ related to our compliance with the Lacey Act. The settlement requires the Company to implement an Environmental Compliance Program (the “Compliance Plan”) and pay certain fines and forfeit assets totaling approximately $13.2 million. Based on our current expectations, we anticipate implementation and ongoing compliance costs of these enhancements to cost up to $3.5 million through 2016, of which approximately $0.5 million was incurred in the fourth quarter of 2015. We believe the ongoing costs of our compliance program will be higher than historical levels as we implement the Compliance Plan, however, the scope of those costs will be determined by future sourcing initiatives and other factors. Refer to Part I, Item 3. — Legal Proceedings for a complete description of legal and regulatory issues facing the Company.

Update on Laminate Flooring Sourced from China

On May 7, 2015, we suspended the sale of our laminate products sourced from China pending further assessment of the situation. As a part of our assessment, we considered expectations regarding customer sentiment, market conditions, findings by regulatory agencies, legal proceedings, channels for disposition and other factors. During the quarter ended December 31, 2015, we determined that we would not sell our current inventory of laminate flooring sourced from China in our stores as a result of strategic and operational considerations including the potential distraction these products could have on our employees and our business. As a result of this decision, we reduced the carrying value of this laminate flooring and related moldings to its net realizable value of zero, resulting in a charge of approximately $22.5 million to cost of sales. We expect to incur certain costs in the first half of 2016 related to the consolidation of this laminate inventory to a central warehouse of between $1.0 million and $3.0 million. We may also incur additional costs in future periods related to the ultimate disposition of this product.

In order to meet customer demand, we shifted the sourcing of laminate products previously manufactured in China to suppliers located in Europe and North America. We believe our laminate assortment has been received positively by our customers and further believe the sales of such products will approach historical levels as a percentage of our sales mix. Laminates represented approximately 15.7% of our sales in 2015 compared to 19.1% and 19.6% in 2014 and 2013, respectively.

Consumer Product Safety Commission Investigation

In March 2015, we received notice from the Consumer Product Safety Commission (“CPSC”) that it was opening an investigation into the safety of formaldehyde in our laminate flooring sourced from China. We have cooperated with the CPSC throughout its investigation. During its investigation, the CPSC shared test results related to its independent testing of our laminate flooring sourced from China with the Agency for Toxic Substances and Disease Registry (“ATSDR”). On February 10, 2016, the Agency for Toxic Substances and Disease Registry (“ATSDR”) published its findings regarding formaldehyde emissions from a limited sample set of our flooring that had been tested by the CPSC. The ATSDR report concluded that the 33 samples tested posed a low risk of cancer from exposure and that the amount of formaldehyde released could lead to health symptoms such as an increase in breathing problems in certain susceptible populations as well as short-term eye, nose or throat irritation. On February 18, 2016, the ATSDR issued a statement indicating its February 10, 2016 report contained certain errors in their calculations. In their statement, the ATSDR, after correcting their model, preliminarily revised its assessment of the possible health effects indicating that the samples tested could cause increased symptoms and other respiratory issues for people with asthma and COPD. Additionally, the statement noted that individuals could experience eye, nose and throat irritation at the lowest modeled levels of formaldehyde. Finally, the statement indicated the ATSDR had preliminarily increased the estimated risk of cancer from 2-9 cases per 100,000 people to 6-30 cases per 100,000 people but reconfirmed the model used was conservative and that the calculated cancer risk is likely lower. The ATSDR has indicated that its recommendations will likely remain the same, but the agency will conduct a quality review of the model and revised results before issuing its revised report.

The CPSC’s investigation has not concluded, and we will continue to work with the CPSC.

Strategic Direction

We are focused on several key initiatives that we believe will strengthen our operations and provide an improved shopping experience to our customers. These initiatives focus the Company on getting “back to the basics” of what we do well and include:

•	Focusing on store performance: We believe our store model highlights our assortment in a good-better-best format and provides a competitive advantage by allowing our associates to maximize the amount of time they devote to assisting customers throughout the buying process. We intend to place additional focus on training our store associates and will also ensure our incentive programs appropriately align store goals to our corporate strategy.
•	Strengthening our value proposition: We offer a broad assortment of high quality flooring in varying widths, species, and constructions, as well as moldings and accessories, in addition to focusing on emerging product categories such as wood look tile and butcher block countertops. We seek to ensure that these products are available to meet customer demand at attractive retail prices and train our store associates to be experts in the products we sell. We have devoted significant resources to identify opportunities and execute corrective actions to improve underperforming stores. Additionally, we are placing an increased emphasis on associate training and store procedures.
•	Responsible, compliant sourcing activities: We continue to enhance certain compliance procedures, which we believe will allow the Company to confidently source products from anywhere in the world.
•	Opportunistically expanding our business to better serve our customers: We serve both DIY customers as well as DIFM customers who choose to select their flooring products but prefer to have those products installed for them. Since 2013, we have increased the number of stores which offer installation services coordinated by our associates, which increases our average sale as well as the gross profit generated from those customers.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales			% Increase (Decrease) in Dollar Amounts
	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net Sales	100.0%	100.0%	100.0%	-6.6%	4.7%
Gross Profit	28.5%	39.9%	41.1%	-33.3%	1.7%
Selling, General, and Administrative Expenses	37.0%	30.0%	28.5%	15.3%	10.2%
Operating Income (Loss)	(8.5)%	9.9%	12.6%	-179.9%	-17.4%
Other (Income) Expense	0.0%	0.0%	(0.0)%	-52.2%	-210.9%
Income (Loss) Before Income Taxes	(8.5)%	9.9%	12.6%	-180.5%	-18.1%
Provision for Income Taxes	(2.8)%	3.8%	4.9%	-167.1%	-18.1%
Net Income (Loss)	(5.8)%	6.1%	7.7%	-189.1%	-18.1%
SELECTED SALES DATA
Average Sale(1)	$1,625	$1,675	$1,705	-3.1%	-1.8%
Average Retail Price per Unit Sold(2)	(6.0)%	(1.9)%	5.7%
Comparable Store Sales Increase (Decrease) (%)	(11.1)%	(4.3)%	15.8%
Number of Stores Open, end of period	374	352	318
Number of Stores in Expanded Showroom Format	137	103	52
Number of Stores Opened in Period	23	34	30
Number of Stores Closed in Period	1	—	—
Number of Stores Remodeled in Period(3)	12	17	22
Comparable stores(4):
Customers invoiced(5)	(8.0)%	(2.5)%	9.2%
Net sales of stores operating for 13 to 36 months	(6.2)%	4.2%	21.8%
Net sales of stores operating for more than 36 months	(11.8)%	(5.1)%	14.9%
Net sales in markets with all stores comparable (no cannibalization)	(9.5)%	(0.3)%	18.2%
Net sales in cannibalized markets(6)	9.9%	17.2%	45.2%

(1)	Average sale, calculated on a total company basis, is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).
(2)	Average retail price per unit sold is calculated on a total company basis and excludes non-merchandise revenue.
(3)	A remodeled store remains a comparable store as long as it is relocated within the primary trade area.
(4)	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.
(5)	Change in number of customers invoiced is calculated by applying the average sale to total net sales at comparable stores.
(6)	A cannibalized market has at least one comparable store and one non-comparable store.

Results of Operations

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this report.

Fiscal 2015 Compared to Fiscal 2014

Net Sales

Net sales for 2015 decreased $68.6 million, or 6.6%, from 2014 as net sales in comparable stores decreased $116.2 million which was partially offset by an increase in non-comparable stores of $47.6 million. Net sales in 2015 were impacted by a decrease of 8.0% attributable to the number of customers invoiced and a decrease of 3.1% in the average sale.

•	We believe the number of customers invoiced decreased as a result of a number of factors, including the impact of the Broadcast on our reputation, our suspension of sales of all laminate product sourced from China during a large portion of 2015, and disruptions in our supply chain related to certain engineered product.
•	The Company’s average sale decreased as a result of a decrease in the average selling price of our products offset by slight increases in the volume of product sold. During 2015, the Company reduced the selling price of its products by 6.0% and focused on the sale of less productive inventory in order to drive traffic and reduce inventory levels, and in response to negative allegations impacting the Company’s reputation. These price decreases were found across all of the products we sell.
•	Less than favorable net sales at comparable stores were offset by the expansion of the Company’s installation program which increased 40.9% to $30.0 million in fiscal year 2015.

Gross Profit

Gross profit decreased 33.3% to $278.9 million from $418.2 million in 2014. Gross profit decreased as a percentage of sales due to a number of factors including, costs and charges incurred as a result of changes in the Company’s business in response to the Broadcast, reductions in the average selling price of our products, and other changes to our business. Notable items impacting gross margin include:

•	Certain planned reductions in retail prices implemented in late 2014 and greater promotional pricing beginning in March 2015 to drive customer traffic and reduce inventory levels.
•	We incurred costs of $9.4 million for purchases of testing kits and professional fees related to the Company’s indoor air quality testing program.
•	We recorded a write-off related to our suspension of the sale of Chinese laminate products totaling $22.5 million.
•	As more fully described in Part II, Item I — Legal Proceedings, Antidumping and Countervailing Duties Investigation, we recorded $4.9 million during fiscal 2015 as our best estimate of the probable loss for antidumping and countervailing duties owed on applicable shipments of engineered hardwood imported from China.
•	We incurred approximately $1.6 million of incremental expenses in conjunction with the consolidation and transition of the East Coast distribution center, which was completed by the end of the first quarter of 2015.
•	Gross margin in 2015 included approximately $6.6 million in costs related to our decision to discontinue certain non-core investments.
•	We incurred approximately $1.2 million in additional expense during 2014 primarily related to our Bellawood Re-Launch and higher inventory levels.

Selling, General, and Administrative Expenses

Selling, General and Administrative expenses increased 15.3% to $362.1 million from $314.1 million in 2014. Notable items impacting SG&A include:

•	We recorded employee retention incentives totaling approximately $5.3 million.
•	We incurred costs of $10.0 million related to our settlement with the Environment and Natural Resources Division of the DOJ related to our compliance with the Lacey Act and $3.2 million related to our settlement regarding Lacey Act compliance concerns related to a limited amount of engineered hardwood flooring.
•	We recorded asset impairment charges totaling approximately $4.3 million related to discontinuing certain non-core investments.
•	We incurred significant legal and professional fees related to our defense of various legal and regulatory matters of approximately $23.8 million.

Operating Income (Loss)

Operating loss for 2015 was $83.2 million compared to operating income of $104.1 million in 2014. Operating (loss) income as a percent of net sales was (8.5)% for fiscal 2015 compared to 9.9% in 2014.

Provision for Income Taxes

The effective tax rates for 2015 and 2014 were 32.4% and 38.8%, respectively.

Diluted Earnings per Share

Net loss for the year ended December 31, 2015 was $56.4 million, resulting in a loss of $2.08 per diluted share compared to net income of $63.4 million, or $2.31 per diluted share, for the year ended December 31, 2014.

Fiscal 2014 Compared to Fiscal 2013

Net Sales

Net sales for 2014 increased $47.2 million, or 4.7%, over 2013 as net sales in comparable stores decreased $42.9 million and net sales in non-comparable stores increased $90.1 million. Net sales in 2014 were impacted by a decrease of 2.5% attributable to the number of customers invoiced and a decrease of 1.8% in the average sale.

•	We believed the number of customers invoiced decreased partially due to lower inventory levels in certain key merchandise categories, primarily laminates, resilient vinyl and engineered hardwoods, overall weakness in customer demand for wood flooring and the adverse impact of unusually severe winter weather experienced in U.S. and Canada during 2014.
•	We also believed that lower average sale in 2014 was due to a 1.9% net decrease in the average retail price per unit sold, partially offset by an increase in the number of units sold. Changes in the sales mix of flooring, including clearance of products not a part of our continuing assortment, an increase in liquidation deals and greater ad-hoc discounting at the point of sale drove down the average retail price per unit sold. Partially offsetting this decrease were increases in sales mix of moldings and accessories, non-merchandise services and Bellawood products.
•	Positive effect of the increase in net sales were attributable to the seven store locations serving communities recovering from the effects of Hurricane Sandy, store base expansion and the 2014 increase of $16.2 million in sales related to delivery and installation services, up from $16.1 million in 2013.

Gross Profit

Gross profit increased 1.7% to $418.2 million from $411.0 million in 2013. Notable items attributing to increasing gross profit as a percentage of sales include:

•	Increases in merchandise sales mix related to moldings and accessories, which generally produce a gross margin higher than flooring.
•	Changes in our supply chain structure, changes in international and domestic transportation rates and certain operational efficiencies as well as greater costs of merchandise obsolescence and shrink, including increased inventory reserves, and our increased investment in quality control and assurance, offset by lower sample and customer satisfaction costs.
•	These increases were partially offset by adverse factors related to net shifts in our sales mix of flooring products, greater ad-hoc discounting at the point of sale, sourcing initiatives and increases in customers choosing installation and delivery services, which have average gross margins less than our average merchandise transaction.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses increased 10.2% to $314.1 million from $285.0 million in 2013. Notable items impacting SG&A include:

•	Salaries, commissions and benefits in 2014 increased primarily due to store base growth, corporate support, including global compliance, our test of installation services management, the start-up and operations of the West Coast distribution center and higher net cost of benefits. These expenses were partially offset in 2014 by lower commission rates earned by our store management and lower accruals related to our management bonus plan, as compared to 2013.
•	We incurred cost increases in occupancy and depreciation and amortization primarily due to store base expansion and incremental expense related to the West Coast distribution center, which became fully operational during the first quarter of 2014.
•	Our stock-based compensation costs, which included a special grant of restricted stock to certain members of management in March 2013 which fully vested in March 2014 and a special award to our former chief executive officer Rob Lynch, resulted in approximately $0.8 million and $0.6 million of expense in 2014 and 2013, respectively.

Operating Income

Operating income for 2014 decreased $21.9 million over 2013 as the $7.2 million increase in gross profit was more than fully offset by a $29.1 million increase in SG&A expenses.

Provision for Income Taxes

The effective tax rate for both 2014 and 2013 was 38.8%.

Diluted Earnings per Share

Net income for the year ended December 31, 2014 was $63.4 million, or $2.31 per diluted share compared to net income of $77.4 million, or $2.77 per diluted share, for the year ended December 31, 2013.

Liquidity and Capital Resources

Our principal capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. We periodically use excess cash flow to repurchase shares of our common stock under our stock repurchase program, however, we have suspended our share repurchase plan until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. Our principal sources of liquidity at December 31, 2015 were $26.7 million of cash and cash equivalents, our cash flow from operations and, including potential limitations, $67.2 million of availability under our revolving credit facility.

During 2015, we reduced our inventory levels which generated significant operating cash flow. In the near term, we do not expect significant further declines in inventory levels. As such, our ability to produce operating cash flow will be dependent upon our ability to generate net sales and operating income in future periods. Additionally, there are significant uncertainties associated with the extent of the negative impact of the unfavorable product allegations against us and unresolved government investigations and legal matters. However, we believe that cash flow from operations, together with existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the foreseeable future. If the impact of these allegations is more negative than anticipated or the outcome of legal matters is unfavorable, we may need to seek additional sources of liquidity.

In 2016, we currently expect capital expenditures to total between $10 million and $20 million, but we will continue to assess and adjust our level of capital expenditures based on changing circumstances. Included in our capital requirements, we expect to selectively evaluate the opening of new stores and the remodeling and relocating of existing stores while continuing to focus on our current store base.

Cash and Cash Equivalents

In 2015, cash and cash equivalents increased $6.4 million to $26.7 million. The increase of cash and cash equivalents was primarily due to $9.2 million of net cash provided by operating activities and $20.0 million borrowed under the revolving credit facility, which were partially offset by the use of $22.5 million for capital expenditures.

In 2014, cash and cash equivalents decreased $60.3 million to $20.3 million. The decrease of cash and cash equivalents was primarily due to $53.3 million of net cash used to repurchase common stock and $71.1 million for capital expenditures, including the construction of our East Coast distribution center, partially offset by net cash provided by operating activities of $57.1 million.

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

Merchandise inventories and available inventory per store in operation on December 31 were as follows:

	2015	2014	2013
	(in thousands)
Inventory – Available for Sale	$215,903	$265,949	$212,617
Inventory – Inbound In-Transit	28,499	48,422	39,811
Total Merchandise Inventories	$244,402	$314,371	$252,428
Available Inventory Per Store	$577	$756	$669

Available inventory per store at December 31, 2015 was lower than both December 31, 2014 and December 31, 2013. The simplification of our product assortment was part of our strategy to get back to basics and allowed us to reduce our inventory levels while ensuring that each store location has the right mix of product available for the customer. We believe this will enhance the shopping experience for our customers. We recorded a lower of cost or market adjustment of approximately $22.5 million related to our inventory of laminate products sourced from China.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning.

Cash Flows

Operating Activities.  Net cash provided by operating activities was $9.2 million for 2015, $57.1 million for 2014 and $53.0 million for 2013. The $47.9 million decrease in net cash flow from operating activities comparing 2015 to 2014 is primarily due to unprofitable operations, a decrease in merchandise inventories of $42.8 million, and a decrease in accounts payable of $21.5 million. The $4.1 million increase in net cash flow from operating activities comparing 2014 to 2013 is primarily due to our profitable operations, an increase in customer deposits and store credits of $12.6 million, an increase in merchandise inventories of $62.1 million, and an increase in accounts payable of $21.5 million.

Investing Activities.  Net cash used in investing activities was $22.5 million for 2015, $71.1 million for 2014 and $28.6 million for 2013. Net cash used in investing activities in each year included capital purchases for store base expansion, and investments in and maintenance of forklifts, our integrated information technology solution, our finishing lines and our Corporate Headquarters. In 2014 and 2013, capital expenditures also included remodeling of existing stores to our expanded showroom format and $37.6 million and $8.4 million, respectively, for land, buildings and equipment for the East Coast distribution facility and $1.2 million and $2.1 million, respectively, for equipment and leasehold improvements for the West Coast distribution facility.

Financing Activities.  Net cash provided by financing activities was $19.7 million in 2015. Net cash used in financing activities was $46.2 million in 2014 and $7.4 million in 2013. We used cash of $0.3 million, $53.3 million and $34.8 million in 2015, 2014 and 2013, respectively, to repurchase our common stock, primarily under our stock repurchase program initiated in February 2012. Stock option exercises provided $7.2 million and $27.3 million in 2014 and 2013, respectively. During 2015, we had net borrowings of $20.0 million under our revolving credit facility to fund capital expenditures and inventory purchases.

Revolving Credit Agreement

On April 24, 2015, the Company, exclusive of its non-domestic subsidiaries, entered into a Second Amended and Restated Credit Agreement (as amended on May 21, 2015 and November 20, 2015, the “Credit Agreement”) with Bank of America, N.A. as administrative agent, collateral agent and lender (the “Bank”). The Credit Agreement amended and restated the Amended and Restated Credit Agreement that was entered into between Lumber Liquidators, Inc. and the Bank on February 21, 2012 and amended on March 27, 2015. Under the Credit Agreement, the Bank agreed to provide the Company with an asset-based revolving credit facility (the “Revolving Credit Facility”) under which the Company may obtain loans and letters of credit from the Bank up to a maximum aggregate outstanding principal amount of the lesser of $100.0 million or a calculated borrowing base. Letters of credit are subject to a sublimit of $20.0 million (subject to the borrowing base). The Credit Agreement expires on April 24, 2020, is guaranteed by the Company and certain of its domestic subsidiaries and is secured primarily by the Company’s inventory, including certain in-transit inventory, and credit card receivables.

The Revolving Credit Facility has no mandated payment provisions and a fee of 0.15% per annum on any unused portion, paid quarterly in arrears. Loans outstanding under the Revolving Credit Facility can bear interest based on the Base Rate or the LIBOR Rate, each as defined in the Credit Agreement. Interest on Base Rate loans is charged at varying per annum rates computed by applying a margin ranging from 0.125% to 0.375% (dependent on the Company’s average daily excess borrowing availability during the most recently completed fiscal quarter) over the applicable base interest rate (defined as the greatest of the prime rate, a specified federal funds rate plus 0.50%, or the one-month LIBOR Rate plus 1.00%). Interest on LIBOR Rate loans and fees for standby letters of credit are charged at varying per annum rates computed by applying a margin ranging from 1.125% to 1.375% (dependent on the Company’s average daily excess borrowing availability during the most recently completed fiscal quarter) over the applicable LIBOR rate for one, two, three or six month interest periods as selected by the Company. At December 31, 2015, the applicable interest rate for outstanding borrowings was 1.4375%. For the year ended December 31, 2015, the Company paid cash for interest in the amount of $0.2 million.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective in the event that the Company’s excess borrowing availability under the Revolving Credit Facility at any time during the term of the Revolving Credit Facility falls below the greater of $10.0 million or 10% of the borrowing base.

At December 31, 2015, the Company had approximately $67.2 million available to borrow under the Revolving Credit Facility, $20.0 million in outstanding borrowings and supported $2.8 million and $2.7 million of letters of credit at December 31, 2015 and 2014, respectively.

Related Party Transactions

See the discussion of related party transactions in Note 5 to the consolidated financial statements included in Item 8 of this report and within Certain Relationships and Related Transactions, and Director Independence in Item 13 of this report.

Contractual Commitments and Contingencies

Our significant contractual obligations and commitments as of December 31, 2015 are summarized in the following table:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years
Contractual obligations
Operating lease obligations(1)	$131,904	$30,285	$48,729	$30,841	$22,049
Purchase obligations(2)	436	436	—	—	—
Borrowings on revolving credit facility	20,000	—	—	20,000	—
Total contractual obligations	$152,340	$30,721	$48,729	$50,841	$22,049

(1)	Included in this table is the base period or current renewal period for our operating leases. The operating leases generally contain varying renewal provisions.
(2)	Purchase obligations represent capital expenditure commitments.

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

Other Matters

Legal Matters

We are involved in various lawsuits, claims, investigations, and proceedings. See the discussion of commitments and contingencies in Note 10 to the consolidated financial statements included in Item 8 of this report for a discussion of these matters.

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

We retained Building Health Check, LLC (“BHC”) to coordinate our indoor air quality testing program. The customer receives the home test kit from BHC and controls the sampling process, with clear instructions on how to conduct the sampling. The samples are then sent by the customer to EDLab at Pure Air Control Services, Inc. (“EDLab”) where EDLab then forwards them to one of EDLab’s partner laboratories, which are all accredited for formaldehyde analysis by the American Industrial Hygiene Association’s Laboratory

Accreditation Programs, LLC. We have also engaged independent monitoring resources to review the work flow process in connection with the testing program and to perform quality review services relating to the compilation and dissemination of testing results.

In 2015, over 48,000 testing kits were sent to Lumber Liquidators customers through the program. In total, approximately 30,500 of testing kits have been returned (“Phase 1”). Of those returned, over 90% had indicated indoor air concentrations of formaldehyde that were within the guidelines set by the World Health Organization (“WHO”) as protective against sensory irritation and long-term health effects. While various groups have recommended higher or lower levels, there is currently no national standard for recommended indoor home air concentrations of formaldehyde in the United States. We have chosen to use the guideline established by the WHO, which is an international consensus standard that draws on recent research and the expertise of the many governments, academic institutions and researchers that have studied formaldehyde emissions.

We have been and continue to directly contact the customers whose test results indicate an indoor formaldehyde level in excess of the WHO guideline for additional investigation and next steps. These “Phase 2” steps primarily consist of independent third-party laboratory testing of flooring samples from these customers. Throughout the third and fourth quarters of 2015, we facilitated customers with elevated Phase 1 testing results to complete Phase 2. If the results of this testing indicates that the flooring is contributing to formaldehyde levels in a customer’s home at elevated levels, we will work with the customer, at the Company’s discretion, to replace the customer’s floor or compensate the customer for the cost of the floor as part of “Phase 3”. We did not record a reserve for Phase 3 based on the results we have received to date from the testing of customer flooring samples. We believe the test results and number of tests obtained to date provided a reasonable basis to support our assertion that a material reserve related to the replacement of customer floors was not warranted. We will, however, continue to evaluate the results of each phase of the indoor air quality testing program. Should our results differ from current trends, we could record a material charge in future periods.

Costs related to this testing program and subsequent follow-up with customers were included in cost of sales for the year ended December 31, 2015. At December 31, 2015, we adjusted the reserve for an estimate of actual and future costs related to the air quality testing program. The reserve was based on actual experience to date, estimated using information through the filing date of the financial statements and was included in other current liabilities on the consolidated balance sheet as a portion of the total warranty and customer satisfaction reserve.

	Cost of Sales Year Ended	Reserve As of
	December 31, 2015
Phase 1: Cost and administration for test kits which were probable of being sent to the Company’s customers as part of the air quality testing program	$7,307	$—
Phase 2: Costs to service certain customers not satisfied by the results of the air quality testing program, primarily consisting of testing of flooring samples	2,138	809
Phase 3: Costs to satisfy remaining customer concerns based on results of floor sample testing results received to date	—	—
Total	$9,445	$809

Should our actual experience related to results of our indoor air quality testing program and subsequent follow-up with customers differ from these estimates, additional reserves may be recorded in the future.

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

Recognition of Net Sales

We recognize net sales for products purchased at the time the customer takes possession of the merchandise. We recognize service revenue, which consists primarily of installation revenue and freight charges for in-home delivery, when the service has been rendered. We report sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities. Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical and current sales trends and experience. We believe that our estimate for sales returns is an accurate reflection of future returns. Any reasonably likely changes that may occur in the assumptions underlying our allowance estimates would not be expected to have a material impact on our financial condition or operating performance. Actual sales returns did not vary materially from estimated amounts for 2015, 2014 or 2013.

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

Merchandise Inventories

We value our merchandise inventories at the lower of merchandise cost or market value. We determine merchandise cost using the average cost method. All of the hardwood flooring we purchase from suppliers is either prefinished or unfinished, and in immediate saleable form. To the extent that we finish and box unfinished products, we include those costs in the average unit cost of related merchandise inventory. In determining market value, we make judgments and estimates as to the market value of our products, based on factors such as historical results and current sales trends. Any reasonably likely changes that may occur in those assumptions in the future may require us to record charges for losses or obsolescence against these assets, but would not be expected to have a material impact on our financial condition or operating performance. Actual losses and obsolescence charges did not vary materially from estimated amounts for 2015, 2014 or 2013.

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

The fair value of stock options was estimated at the date of grant using the Black-Scholes-Merton valuation model. In order to determine the related stock-based compensation expense, we used the following assumptions for stock options granted during 2015:

•	Expected life of 5.5 years;
•	Expected stock price volatility of 50%;
•	Risk-free interest rate of 1.7%; and
•	Dividends are not expected to be paid in any year.

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

Loss Contingencies

We are involved in various lawsuits, claims, investigations, and proceedings. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and a loss or range of the loss can be estimated, we disclose such amounts. Significant judgment is required to determine both probability and the estimated amount of any loss or range of loss. We assess each legal matter and any related provisions at least quarterly and adjust them accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.

Until a final resolution related to loss contingencies for legal and other contingencies is reached, there may be an exposure to loss in excess of the amount we have recorded, and such amounts could be material, either individually or in the aggregate, to our business, consolidated financial position, results of operations, or cash flows. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our revolving credit agreement are exposed to interest rate risk due to the variable rate of the facility. As of December 31, 2015, we had $20.0 million outstanding under our revolving credit agreement.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lumber Liquidators Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Lumber Liquidators Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included Financial Statement Schedule II — Analysis of Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2015. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lumber Liquidators Holdings, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lumber Liquidators Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
February 29, 2016

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Lumber Liquidators Holdings, Inc.

We have audited Lumber Liquidators Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Lumber Liquidators Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the design and operating effectiveness of user access controls related to the Company’s enterprise resource planning system that are relevant to the preparation of the consolidated financial statements and system of internal control over financial reporting. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lumber Liquidators Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated February 29, 2016, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Lumber Liquidators Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

/s/ Ernst & Young LLP

Richmond, Virginia
February 29, 2016

Lumber Liquidators Holdings, Inc.

Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and Cash Equivalents	$26,703	$20,287
Merchandise Inventories	244,402	314,371
Prepaid Expenses	5,931	5,575
Refundable Income Taxes	19,596	—
Deferred Tax Asset	21,045	8,901
Other Current Assets	5,111	8,143
Total Current Assets	322,788	357,277
Property and Equipment, net	121,997	124,867
Goodwill	9,693	9,693
Other Assets	1,724	1,625
Total Assets	$456,202	$493,462
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$55,247	$80,303
Customer Deposits and Store Credits	33,771	34,943
Accrued Compensation	6,057	3,693
Sales and Income Tax Liabilities	3,914	7,472
Other Current Liabilities	28,755	17,836
Total Current Liabilities	127,744	144,247
Other Long-Term Liabilities	20,252	6,603
Deferred Tax Liability	10,638	10,558
Revolving Credit Facility	20,000	—
Total Liabilities	178,634	161,408
Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 shares authorized; 27,088,460 and 27,069,307 shares outstanding, respectively)	30	30
Treasury Stock, at cost (2,824,814 and 2,816,780 shares, respectively)	(138,987)	(138,692)
Additional Capital	180,590	177,479
Retained Earnings	237,600	294,033
Accumulated Other Comprehensive Loss	(1,665)	(796)
Total Stockholders’ Equity	277,568	332,054
Total Liabilities and Stockholders’ Equity	$456,202	$493,462

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Operations
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net Sales	$978,776	$1,047,419	$1,000,240
Cost of Sales	699,918	629,252	589,257
Gross Profit	278,858	418,167	410,983
Selling, General and Administrative Expenses	362,051	314,094	284,960
Operating (Loss) Income	(83,193)	104,073	126,023
Other Expense (Income)	234	490	(442)
(Loss) Income Before Income Taxes	(83,427)	103,583	126,465
Income Tax (Benefit) Expense	(26,994)	40,212	49,070
Net (Loss) Income	$(56,433)	$63,371	$77,395
Net (Loss) Income per Common Share – Basic	$(2.08)	$2.32	$2.82
Net (Loss) Income per Common Share – Diluted	$(2.08)	$2.31	$2.77
Weighted Average Common Shares Outstanding:
Basic	27,082,299	27,264,882	27,484,790
Diluted	27,082,299	27,485,852	27,914,322

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net (Loss) Income	$(56,433)	$63,371	$77,395
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(869)	(234)	(635)
Total Other Comprehensive (Loss) Income	(869)	(234)	(635)
Comprehensive (Loss) Income	$(57,302)	$63,137	$76,760

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value	Shares	Value
December 31, 2012	27,214,144	$29	1,719,706	$(50,552)	$131,724	$153,267	$73	$234,541
Stock-Based Compensation Expense	—	—	—	—	5,471	—	—	5,471
Exercise of Stock Options	718,665	1	—	—	10,254	—	—	10,255
Excess Tax Benefits on Stock Option Exercises	—	—	—	—	17,132	—	—	17,132
Release of Restricted Shares	38,362	—	—	—	—	—	—	—
Common Stock Repurchased	(413,601)	—	413,601	(34,830)	—	—	—	(34,830)
Translation Adjustment	—	—	—	—	—	—	(635)	(635)
Net Income	—	—	—	—	—	77,395	—	77,395
December 31, 2013	27,557,570	$30	2,133,307	$(85,382)	$164,581	$230,662	$(562)	$309,329
Stock-Based Compensation Expense	—	—	—	—	5,744	—	—	5,744
Exercise of Stock Options	149,707	—	—	—	3,150	—	—	3,150
Excess Tax Benefits on Stock Option Exercises	—	—	—	—	4,004	—	—	4,004
Release of Restricted Shares	45,503	—	—	—	—	—	—	—
Common Stock Repurchased	(683,473)	—	683,473	(53,310)	—	—	—	(53,310)
Translation Adjustment	—	—	—	—	—	—	(234)	(234)
Net Income	—	—	—	—	—	63,371	—	63,371
December 31, 2014	27,069,307	$30	2,816,780	$(138,692)	$177,479	$294,033	$(796)	$332,054
Stock-Based Compensation Expense	—	—	—	—	4,080	—	—	4,080
Tax Effect of Stock-Based Compensation	—	—	—	—	(969)	—	—	(969)
Release of Restricted Shares	19,153	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	8,034	(295)	—	—	—	(295)
Translation Adjustment	—	—	—	—	—	—	(869)	(869)
Net Loss	—	—	—	—	—	(56,433)	—	(56,433)
December 31, 2015	27,088,460	$30	2,824,814	$(138,987)	$180,590	$237,600	$(1,665)	$277,568

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net (Loss) Income	$(56,433)	$63,371	$77,395
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	17,392	14,714	11,666
Deferred Income Taxes	(12,064)	(152)	(846)
Stock-Based Compensation Expense	3,941	5,593	5,974
Impairment Charges related to Property and Equipment	4,392	—	—
Inventory Lower of Cost or Market Adjustments	26,162	—	—
Deconsolidation of Variable Interest Entity	1,457	—	—
Changes in Operating Assets and Liabilities:
Merchandise Inventories	42,773	(62,140)	(45,834)
Accounts Payable	(21,450)	21,478	(15)
Customer Deposits and Store Credits	(1,075)	12,623	(3,354)
Prepaid Expenses and Other Current Assets	(18,385)	(1,836)	(257)
Other Assets and Liabilities	22,494	3,436	8,271
Net Cash Provided by Operating Activities	9,204	57,087	53,000
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(22,478)	(71,138)	(28,585)
Net Cash Used in Investing Activities	(22,478)	(71,138)	(28,585)
Cash Flows from Financing Activities:
Payments for Stock Repurchases	(295)	(53,310)	(34,830)
Proceeds from the Exercise of Stock Options	—	3,150	10,255
Excess Tax Benefit from Stock-Based Compensation	—	4,004	17,132
Borrowings on Revolving Credit Facility	39,000	53,000	—
Payments on Revolving Credit Facility	(19,000)	(53,000)	—
Net Cash Provided by (Used in) Financing Activities	19,705	(46,156)	(7,443)
Effect of Exchange Rates on Cash and Cash Equivalents	(15)	(140)	(505)
Net Increase (Decrease) in Cash and Cash Equivalents	6,416	(60,347)	16,467
Cash and Cash Equivalents, Beginning of Year	20,287	80,634	64,167
Cash and Cash Equivalents, End of Year	$26,703	$20,287	$80,634

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Business

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate and resilient vinyl flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay, adhesives and flooring tools. The Company also provides in-home delivery and installation services to certain of its customers. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 366 store locations in primary or secondary metropolitan areas in 46 states and eight store locations in Canada at December 31, 2015. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing lines in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.”

Organization and Basis of Financial Statement Presentation

The consolidated financial statements of Lumber Liquidators Holdings, Inc., a Delaware corporation, include the accounts of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

In 2014, the Company entered into an arrangement to begin to vertically integrate its domestic hardwood supply to feed its finishing lines. During the quarter ended June 30, 2015, the Company decided to discontinue certain of these vertical integration initiatives, which were previously consolidated as a variable interest entity, and terminated its prior arrangement. As a result, the Company has recorded a charge of $1,457 in cost of sales in its consolidated statements of income upon deconsolidation of the variable interest entity. The charge was measured as the difference between the fair value of the assets received upon termination and the carrying value of the related net assets.

In order to conform to current year presentation, the Company has reclassified the deferred tax asset on the accompanying December 31, 2014 consolidated balance sheet to a separate line item from other current assets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company had cash equivalents of $8,551 and $12,700 at December 31, 2015 and 2014, respectively. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents, of which there was nil at December 31, 2015 and 2014, respectively. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash and cash equivalents totaled $8,551 and $12,700 at December 31, 2015 and 2014, respectively.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies  – (continued)

Credit Programs

Credit is offered to the Company’s customers through a proprietary credit card, underwritten by a third party financial institution and generally at no recourse to the Company. A credit line is offered to the Company’s professional customers through the Lumber Liquidators Commercial Credit Program. This commercial credit program is underwritten by a third party financial institution, generally with no recourse to the Company.

As part of the credit program, the Company’s customers may tender their Lumber Liquidators credit card to receive installation services provided by the Company’s third party installation provider, who is responsible for all credits and program fees for the related transactions. The Company has agreed to indemnify the financial institution against any losses related to these credits or fees. There are no maximum potential future payments under the guarantee. The Company is able to seek recovery from the installation provider of any amounts paid on its behalf. The Company believes that the risk of significant loss from the guarantee of these obligations is remote.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and other liabilities approximate fair value because of the short-term nature of these items and the carrying amount of obligations under our revolving credit facility approximate fair value due to the variable rate of interest. Of these financial instruments, the cash equivalents are classified as Level 1 as defined in the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820 fair value hierarchy.

Certain non-financial assets, including property and equipment, have been written down and measured in the consolidated financial statements at fair value. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820.

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or market value. Merchandise cost is determined using the average cost method. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form. The Company adds the finish to, and boxes, various species of unfinished product, to produce certain proprietary products, primarily Bellawood, at its finishing facility. These finishing and boxing costs are included in the average unit cost of related merchandise inventory. The Company maintains an inventory reserve for loss or obsolescence based on historical results and current sales trends. This reserve was $26,882 and $3,242 at December 31, 2015 and 2014, respectively.

On May 7, 2015, the Company suspended the sale of laminate products sourced from China after certain allegations were made regarding these products. This inventory has been held in stores and distribution centers as the Company has continued to evaluate and assess alternatives for the disposition of these products and the potential implications these alternatives could have on the net realizable value of the laminate flooring inventory sourced from China. During the quarter ended June 30, 2015, the Company recorded a charge of approximately $339 related to its laminate flooring sourced from China, primarily for flooring with less than job-lot quantities on hand as the Company did not intend to purchase additional quantities of such product. During the quarter ended December 31, 2015, in connection with changes in the executive management team and based on the most recent evaluation of the alternatives for disposal, which considered strategic and operational considerations including potential distractions these products could have on the Company’s employees and business, the Company determined that it would not sell the current inventory of laminate flooring sourced from China in its stores. As a result of this decision, the Company recorded a charge to reduce the remaining carrying value of this laminate flooring and related moldings to its net realizable value of zero. The Company recorded total charges related to laminate flooring sourced from China of $22,499 in cost of sales for the year ended December 31, 2015 in the accompanying consolidated statements of

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies  – (continued)

operations. The Company is considering its options for disposal of this product. Costs related to shipping and disposal will be recognized as incurred.

During the quarter ended June 30, 2015, the Company appointed its founder as acting chief executive officer. In connection with this and other management changes, the Company determined that it would refocus on its core business and it would not pursue an expansion into the tile flooring business in the near term. In 2014, the Company had begun to sell tile flooring and related accessories in three stores as a potential growth opportunity. As a result, in the second quarter of 2015, the Company recorded a lower of cost or market adjustment of $3,663 for certain tile flooring and related accessories, which is recorded in cost of sales for the year ended December 31, 2015 in the accompanying consolidated statements of operations.

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

In the third quarter of 2015, the Company finalized the termination of its agreement relating to certain vertical integration initiatives which changed the Company’s expectations of future cash flows from related long-lived assets. As a result, the Company tested certain long-lived assets for impairment. The Company recorded a $3,043 impairment charge within selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 3015 in its accompanying consolidated statements of income. The impairment charge was measured under an income approach utilizing forecasted discounted cash flows. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The most significant unobservable input used in the fair value analysis relates to the estimated sales price of the long-lived assets.

In the second quarter of 2015, the Company concluded that its decision not to pursue an expansion into the tile flooring business in the near term was a triggering event requiring assessment of recoverability for certain of its long-lived assets. As a result, the Company tested the long-lived assets for impairment related to its store locations selling a significant assortment of tile flooring. In the second quarter of 2015, the Company recorded a $1,350 impairment charge, which is recorded within SG&A expenses for the year ended December 31, 3015 in the accompanying consolidated statements of income. The impairment charge was measured under an income approach utilizing forecasted discounted cash flows. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The most significant unobservable input used in the fair value analysis relates to the estimated sales price of the long-lived assets.

No impairment charges were recognized in 2014 or 2013.

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

Self-Insurance

The Company is self-insured for certain employee health benefit claims and for certain workers’ compensation claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies  – (continued)

based on estimates of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical and industry trends and economic conditions. This liability could be affected if future occurrences and claims differ from these assumptions and historical trends. As of December 31, 2015 and 2014, an accrual of $1,976 and $1,585 related to estimated claims was included in other current liabilities, respectively.

Recognition of Net Sales

The Company recognizes net sales for products purchased at the time the customer takes possession of the merchandise. Service revenue, primarily installation revenue and freight charges for in-home delivery, is included in net sales and recognized when the service has been rendered. The Company reports sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, and net of an allowance for anticipated sales returns based on historical and current sales trends and experience. The sales returns allowance and related changes were not significant for 2015, 2014 or 2013.

In total, we offer more than 400 different flooring product stock-keeping units; however, no single flooring product represented more than 2% of our sales mix. By major product category, our sales mix was as follows:

	2015	2014	2013
Solid and Engineered Hardwood	$378,501	$406,887	$413,709
Laminate	153,722	199,775	195,382
Bamboo, Cork, Vinyl Plank and Other	221,776	212,735	193,960
Moldings and Accessories	184,144	195,539	180,713
Non-Merchandise Services	40,633	32,483	16,476
Total	$978,776	$1,047,419	$1,000,240

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

In early March 2015, the Company began voluntarily offering free indoor air quality screening to certain of its flooring customers, predominately those who had purchased laminate flooring sourced from China, to address customer questions about the air quality in their homes. During the year ended December 31, 2015, over approximately 48,000 testing kits were sent to Lumber Liquidators customers through the program. In total, approximately 30,500 testing kits have been returned. Of those returned, over 90% indicated indoor air concentrations of formaldehyde within the guidelines set by the World Health Organization (“WHO”) as protective against sensory irritation and long-term health effects. The Company has been and continues to directly contact the customers whose test results indicate an indoor formaldehyde level in excess of the WHO guideline for additional investigation and next steps. These “Phase 2” steps primarily consist of independent third-party laboratory testing of flooring samples from these customers. If the results of this testing indicates

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies  – (continued)

that the flooring is contributing to formaldehyde levels in a customer’s home at elevated rates, the Company will work with the customer, at the Company’s discretion, to replace the customer’s floor or compensate the customer for the cost of the floor as part of “Phase 3”. Throughout 2015, the Company facilitated customers with elevated Phase 1 testing results to complete Phase 2. To date, the Company did not record a reserve for Phase 3 based on the results it has received to date from the testing of customer flooring samples. The Company believes the test results and number of tests obtained to date provided a reasonable basis to support its assertion that a material reserve related to the replacement of customer floors was not warranted. The Company will, however, continue to evaluate the results of each phase of the indoor air quality testing program. Should its results differ from current trends, the Company could record a material charge in future periods.

The Company incurred $9,445 of direct costs primarily related to purchases of testing kits and professional fees for the year ended December 31, 2015. At December 31, 2015, the Company had a reserve of $809 for estimated future costs to evaluate whether the laminate flooring purchased from the Company was the primary driver of the air quality testing results being above WHO standards. The reserve was based on actual experience to date, estimated using information through the filing date of the financial statements and was included in other current liabilities. Should the Company’s actual experience related to results of its indoor air quality testing program and subsequent follow-up with customers differ from these estimates, additional reserves may be recorded in the future.

A rollforward of the reserve for the Company’s air quality testing program was as follows:

Balance at December 31, 2014	$—
Provision	10,873
Reversal	(1,428)
Payments	(8,636)
Balance at December 31, 2015	$809

Additionally, for the year ended December 31, 2015, the Company incurred customer satisfaction costs of $1,200, primarily related to projects using certain laminate or engineered hardwood products that were incomplete as of the date sales of such laminate and engineered hardwood products were suspended during the second quarter of 2015. These costs were incurred to ensure customers could complete their projects in a satisfactory manner. Refer to Note 10, Commitments and Contingencies, for a discussion of these products.

The Company offers a range of limited warranties from the durability of the finish on its prefinished products to its services provided. These limited warranties range from one to 100 years. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. Warranty costs are recorded in cost of sales. This reserve was $1,688 and $1,568 at December 31, 2015 and 2014, respectively. The Company is able to seek recovery from its vendors and installation providers for certain amounts paid.

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

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies  – (continued)

Advertising Costs

Advertising costs charged to selling, general and administrative (“SG&A”) expenses, net of vendor allowances, were $77,455, $82,604 and $75,506 in 2015, 2014 and 2013, respectively. The Company uses various types of media to brand its name and advertise its products. Media production costs are generally expensed as incurred, except for direct mail, which is expensed when the finished piece enters the postal system. Media placement costs are generally expensed in the month the advertising occurs, except for contracted endorsements and sports agreements, which are generally expensed ratably over the contract period. Amounts paid in advance are included in prepaid expenses and totaled $1,495 and $1,549 at December 31, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), which creates ASC Topic 842, Leases, and supersedes the lease accounting requirements in Topic 840, Leases. In summary, Topic 842 requires organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in ASU 2016-02 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Therefore, the amendments in ASU 2016-02 will become effective for the Company at the beginning of its 2019 fiscal year. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements. When implemented, the standard is expected to have a material impact as its operating leases will be recognized on the consolidated balance sheet.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies  – (continued)

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), which amends ASC Topic 740, Balance Sheet Classification of Deferred Taxes. In summary, the core principle of Topic 740 is that an entity classify both current and noncurrent deferred income tax assets and liabilities in the noncurrent section of the statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The amendments in ASU 2015-17 are effective for annual reporting periods beginning after December 15, 2017 and interim periods beginning after December 31, 2018. Early application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements and has not yet selected a method of adoption.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition — Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. Therefore, the amendments in ASU 2014-09 will become effective for the Company at the beginning of its 2017 fiscal year. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements and has not yet selected a method of adoption.

Note 2. Property and Equipment

Property and equipment consisted of:

	December 31,
	2015	2014
Land	$4,937	$4,937
Building	44,234	—
Property and Equipment	59,015	51,409
Computer Software and Hardware	44,026	40,071
Leasehold Improvement	35,495	30,715
Assets under Construction	1,623	51,097
	189,330	178,229
Less: Accumulated Depreciation and Amortization	67,333	53,362
Property and Equipment, net	$121,997	$124,867

As of December 31, 2015 and 2014, the Company had capitalized $34,024 and $31,230 of computer software costs, respectively. Amortization expense related to these assets was $3,501, $3,212 and $2,659 for 2015, 2014 and 2013, respectively.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 3. Other Current Liabilities

Other current liabilities consisted of:

	December 31,
	2015	2014
Accrued Legal and Settlement Expense	$14,011	$2,087
Other	14,744	15,749
Other Current Liabilities, net	$28,755	$17,836

Note 4. Revolving Credit Agreement

On April 24, 2015, the Company, exclusive of the non-domestic subsidiaries, entered into a Second Amended and Restated Credit Agreement (as amended on May 21, 2015 and November 20, 2015, the “Credit Agreement”) with Bank of America, N.A. as administrative agent, collateral agent and lender (the “Bank”). The Credit Agreement amended and restated the Amended and Restated Credit Agreement that was entered into between Lumber Liquidators, Inc. and the Bank on February 21, 2012 and amended on March 27, 2015. Under the Credit Agreement, the Bank agreed to provide the Company with an asset-based revolving credit facility (the “Revolving Credit Facility”) under which the Company may obtain loans and letters of credit from the Bank up to a maximum aggregate outstanding principal amount of the lesser of $100,000 or a calculated borrowing base. Letters of credit are subject to a sublimit of $20,000 (subject to the borrowing base). The Credit Agreement expires on April 24, 2020, is guaranteed by the Company and certain of its domestic subsidiaries and is secured primarily by the Company’s inventory, including certain in-transit inventory, and credit card receivables.

The Revolving Credit Facility has no mandated payment provisions and a fee of 0.15% per annum on any unused portion, paid quarterly in arrears. Loans outstanding under the Revolving Credit Facility can bear interest based on the Base Rate or the LIBOR Rate, each as defined in the Credit Agreement. Interest on Base Rate loans is charged at varying per annum rates computed by applying a margin ranging from 0.125% to 0.375% (dependent on the Company’s average daily excess borrowing availability during the most recently completed fiscal quarter) over the applicable base interest rate (defined as the greatest of the prime rate, a specified federal funds rate plus 0.50%, or the one-month LIBOR Rate plus 1.00%). Interest on LIBOR Rate loans and fees for standby letters of credit are charged at varying per annum rates computed by applying a margin ranging from 1.125% to 1.375% (dependent on the Company’s average daily excess borrowing availability during the most recently completed fiscal quarter) over the applicable LIBOR rate for one, two, three or six month interest periods as selected by the Company. At December 31, 2015, the applicable interest rate for outstanding borrowings was 1.4375%. For the year ended December 31, 2015, the Company paid cash for interest in the amount of $237.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective in the event that the Company’s excess borrowing availability under the Revolving Credit Facility at any time during the term of the Revolving Credit Facility falls below the greater of $10,000 or 10% of the borrowing base.

At December 31, 2015, the Company had $67,200 available to borrow under the Revolving Credit Facility and $20,000 in outstanding borrowings and supported approximately $2,800 and $2,700 of letters of credit at December 31, 2015 and 2014, respectively.

Note 5. Leases

The Company has operating leases for its stores, Corporate Headquarters and West Coast distribution center, supplemental office facilities and certain equipment. The store location leases are operating leases and generally have five-year base periods with one or more five-year renewal periods. The Corporate Headquarters has an operating lease with a base term running through December 31, 2019. The West Coast distribution center has an operating lease with a base term running through October 31, 2024.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 5. Leases  – (continued)

As of December 31, 2015, 2014 and 2013, the Company leased the Corporate Headquarters, which includes a store location and 30, 30 and 29 of its locations, representing 8.3%, 8.8% and 9.4% of the total number of store leases in operation, respectively, from entities controlled by the Company’s founder, who also serves as a member of the Board of Directors (“Controlled Companies”). During 2015, the Company also leased a warehouse, from one of the Controlled Companies.

Rental expense is as follows:

	Year Ended December 31,
	2015	2014	2013
Rental expense	$28,825	$27,995	$21,874
Rental expense related to Controlled Companies	3,070	2,837	2,895

The future minimum rental payments under non-cancellable operating leases, segregating Controlled Companies leases from all other operating leases, were as follows at December 31, 2015:

	Operating Leases
	Controlled Companies		Store Leases	Distribution Centers & Other Leases	Total Operating Leases
	Store Leases	Headquarters Lease
2016	$2,066	$1,271	$24,537	$2,411	$30,285
2017	1,611	1,309	21,214	2,435	26,569
2018	1,490	1,348	16,928	2,394	22,160
2019	1,121	1,388	13,046	2,305	17,860
2020	836	—	9,785	2,361	12,982
Thereafter	1,390	—	12,206	8,452	22,048
Total minimum lease payments	$8,514	$5,316	$97,716	$20,358	$131,904

Note 6. Stockholders’ Equity

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31,
	2015	2014	2013
Net (Loss) Income	$(56,433)	$63,371	$77,395
Weighted Average Common Shares Outstanding – Basic	27,082,299	27,264,882	27,484,790
Effect of Dilutive Securities:
Common Stock Equivalents	—	220,970	429,532
Weighted Average Common Shares Outstanding – Diluted	27,082,299	27,485,852	27,914,322
Net (Loss) Income per Common Share – Basic	$(2.08)	$2.32	$2.82
Net (Loss) Income per Common Share – Diluted	$(2.08)	$2.31	$2.77

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 6. Stockholders’ Equity  – (continued)

The following have been excluded from the computation of Weighted Average Common Shares Outstanding — Diluted because the effect would be antidilutive:

	As of December 31,
	2015	2014	2013
Stock Options	650,759	184,252	103,329
Restricted Shares	225,027	16,999	176

Stock Repurchase Program

In 2012, the Company’s Board of Directors (“Board”) authorized the repurchase of up to $100,000 of the Company’s common stock from time to time on the open market or in privately negotiated transactions. In January 2014, the Company’s Board authorized the repurchase of up to an additional $50,000 of the Company’s common stock, bringing the total authorization to $150,000 and at December 31, 2015, the Company had $14,728 remaining under this authorization. The Company has not purchased any stock through privately negotiated transactions. Purchases under this program were as follows:

	Year Ended December 31,
	2015	2014	2013
Shares Repurchased	—	671,200	403,630
Average Price per Share	$—	$77.68	$84.40
Total Aggregate Costs	$—	$52,138	$34,066

Note 7. Stock-Based Compensation

Stock-based compensation expense included in SG&A expenses consisted of:

	Year Ended December 31,
	2015(1)	2014	2013
Stock Options, Restricted Shares and Stock Appreciation Rights	$3,941	$5,593	$5,974

(1)	Includes the impact of actual forfeitures in the period due to the resignation of certain senior executives.

Overview

On May 6, 2011, the Company’s stockholders approved the Lumber Liquidators Holdings, Inc. 2011 Equity Compensation Plan (the “2011 Plan”), which succeeded the Lumber Liquidators Holdings, Inc. 2007 Equity Compensation Plan. The 2011 Plan is an equity incentive plan for employees, non-employee directors and other service providers from which the Company may grant stock options, restricted shares, stock appreciation rights (“SARs”) and other equity awards. The total number of shares of common stock authorized for issuance under the 2011 Plan is 5.3 million. As of December 31, 2015, 1.0 million shares of common stock were available for future grants. Stock options granted under the 2011 Plan expire no later than ten years from the date of grant and the exercise price shall not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted shares on a grant by grant basis at the discretion of the Board. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted shares.

The Company also maintains the Lumber Liquidators Holdings, Inc. Outside Directors Deferral Plan under which each of the Company’s non-employee directors has the opportunity to elect annually to defer certain fees until departure from the Board. A non-employee director may elect to defer up to 100% of his or her fees and have such fees invested in deferred stock units. Deferred stock units must be settled in common

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 7. Stock-Based Compensation  – (continued)

stock upon the director’s departure from the Board. There were 95,553 and 63,279 deferred stock units outstanding at December 31, 2015 and 2014, respectively.

Stock Options

The following table summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2012	1,311,377	$17.79	6.5	$45,954
Granted	214,966	62.52
Exercised	(718,665)	14.35
Forfeited	(58,188)	29.04
Balance, December 31, 2013	749,490	$33.04	7.3	$52,358
Granted	79,126	100.05
Exercised	(149,707)	21.04
Forfeited	(26,101)	60.71
Balance, December 31, 2014	652,808	$42.81	6.9	$18,113
Granted	410,164	25.34
Exercised	—	0.00
Forfeited	(370,196)	44.71
Balance, December 31, 2015	692,776	$31.45	7.7	$1,283
Exercisable at December 31, 2015	221,561	$29.28		$540
Vested and expected to vest December 31, 2015	692,776	$31.45		$1,283

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on December 31. The intrinsic value of the stock options exercised during 2015, 2014 and 2013 was nil, $10,278 and $49,137, respectively.

As of December 31, 2015, total unrecognized compensation cost related to unvested options was approximately $4,570, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 3.0 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of options granted during 2015, 2014 and 2013 was $11.87, $43.21 and $29.66, respectively.

The following are the ranges of assumptions for the periods noted:

	Year Ended December 31,
	2015	2014	2013
Expected dividend rate	0%	0%	0%
Expected stock price volatility	50%	45%	45%
Risk-free interest rate	1.7%	1.8%	1.3 – 2.0%
Expected term of options	5.5 years	5.5 years	6.0 – 7.5 years

The expected stock price volatility is based on the historical volatility of the Company’s stock price and in 2013, also included the historical volatilities of companies included in a peer group that was selected by management whose shares or options are publicly available. The volatilities are estimated for a period of time equal to the expected term of the related option. The risk-free interest rate is based on the implied yield of

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 7. Stock-Based Compensation  – (continued)

U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is determined by considering the contractual terms, vesting schedule and expectations of future employee behavior.

Restricted Shares

The following table summarizes activity related to restricted shares:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2012	152,405	$15.19
Granted	80,814	66.11
Released	(38,362)	75.73
Forfeited	(16,522)	37.51
Nonvested, December 31, 2013	178,335	$22.82
Granted	38,260	89.46
Released	(45,503)	95.02
Forfeited	(14,003)	54.90
Nonvested, December 31, 2014	157,089	$15.00
Granted	386,517	18.30
Released	(27,187)	41.57
Forfeited	(54,748)	45.93
Nonvested, December 31, 2015	461,671	$12.95

The fair value of restricted shares released during 2015, 2014 and 2013 was $941, $4,371 and $3,060, respectively. As of December 31, 2015, total unrecognized compensation cost related to unvested restricted shares was approximately $5,141, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.4 years.

Stock Appreciation Rights

The following table summarizes activity related to SARs:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2012	9,301	$17.79	6.5	$261
Granted	7,533	62.52
Forfeited	(678)	29.04
Balance, December 31, 2013	16,156	$33.04	7.3	$938
Granted	1,941	100.05
Forfeited	(1,870)	60.71
Balance, December 31, 2014	16,227	$42.81	6.9	$389
Granted	—	0.00
Forfeited	(170)	93.68
Balance, December 31, 2015	16,057	$47.58	6.8	$—
Exercisable at December 31, 2015	10,420	$41.59	6.6	$—

The fair value method, estimated by management using the Black-Scholes-Merton option pricing model, is used to recognize compensation cost associated with SARs.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 8. Income Taxes

The components of income before income taxes were as follows:

	Year Ended December 31,
	2015	2014	2013
United States	$(80,136)	$105,447	$128,482
Foreign	(3,291)	(1,864)	(2,017)
Total Income before Income Taxes	$(83,427)	$103,583	$126,465

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2015	2014	2013
Current
Federal	$(14,088)	$34,615	$43,159
State	(975)	5,614	6,637
Foreign	133	135	120
Total Current	(14,930)	40,364	49,916
Deferred
Federal	(9,276)	(22)	(745)
State	(2,788)	(130)	(101)
Foreign	—	—	—
Total Deferred	(12,064)	(152)	(846)
Total Provision for Income Taxes	$(26,994)	$40,212	$49,070

The reconciliation of significant differences between income tax expense applying the federal statutory rate and the actual income tax expense at the effective rate are as follows:

	Year Ended December 31,
	2015		2014		2013
Income Tax Expense at Federal Statutory Rate	$(29,200)	35.0%	$36,254	35.0%	$44,263	35.0%
(Decreases) Increases:
State Income Taxes, Net of Federal Income Tax Benefit	(2,401)	2.9%	3,711	3.6%	4,146	3.3%
Valuation Allowance	210	(0.2)%	458	0.4%	498	0.4%
Foreign Operations	1,075	(1.3)%	329	0.3%	328	0.2%
Non-deductible penalty	3,887	(4.7)%	—	—%	—	—%
Other	(565)	0.7%	(540)	(0.5)%	(165)	(0.1)%
Total	$(26,994)	32.4%	$40,212	38.8%	$49,070	38.8%

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 8. Income Taxes  – (continued)

The tax effects of temporary differences that result in significant portions of the deferred tax accounts are as follows:

	December 31,
	2015	2014
Deferred Tax Liabilities:
Prepaid Expenses and Other	$(1)	$(77)
Depreciation and Amortization	(20,367)	(16,900)
Total Gross Deferred Tax Liabilities	(20,368)	(16,977)
Deferred Tax Assets:
Stock-Based Compensation Expense	3,794	3,785
Reserves and Accruals	9,825	4,296
Employee Benefits	1,034	15
Inventory Reserves	10,699	1,606
Inventory Capitalization	4,457	5,582
Foreign Net Operating Losses	2,433	2,223
Other	966	37
Total Gross Deferred Tax Assets	33,208	17,544
Less Valuation Allowance	(2,433)	(2,223)
Total Net Deferred Tax Assets	30,775	15,321
Net Deferred Tax Asset (Liability)	$10,407	$(1,656)

In both 2015 and 2014, the Canadian operations were in a cumulative loss position. As such, the Company has recorded a full valuation allowance on the net deferred tax assets in Canada. For the year ended December 31, 2015, the valuation allowance increased by $836 primarily as a result of an increase in the Canadian net operating loss that was partially offset by a currency exchange loss of $626. In future periods, the allowance could be reduced if sufficient evidence exists indicating that it is more likely than not that a portion or all of these deferred tax assets will be realized.

As of December 31, 2015 and 2014, the Company had foreign net operating loss carryforwards of $11,797 and $8,577, respectively, which begin to expire in 2030. These net operating losses may be carried forward up to 20 years to offset future taxable income.

The Company made income tax payments of $7,855, $33,281 and $30,154 in 2015, 2014 and 2013, respectively.

The reconciliation of unrecognized tax benefits was as follows:

	Year Ended December 31,
	2015	2014
Balance at beginning of year	$1,232	$915
(Decrease) increase based on tax position related to the current year	(180)	430
Increases in tax positions for prior years	—	161
Decreases in tax positions for prior years	(434)	—
Settlements	(11)	—
Lapse of statute	(211)	(274)
Balance at end of year	$396	$1,232

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 8. Income Taxes  – (continued)

As of December 31, 2015, the Company had $0.4 million of gross unrecognized tax benefits, $0.3 million of which, if recognized, would affect the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the uncertain tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a significant effect on its results of operations, financial position or cash flows. As of December 31, 2014, the Company had $1.2 million of gross unrecognized tax benefits, $0.8 million of which, if recognized, would affect the effective tax rate.

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Internal Revenue Service has completed audits of the Company’s federal income tax returns for years through 2009.

Note 9. Profit-sharing Plan

The Company maintains a profit-sharing plan, qualified under Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees are eligible to participate following the completion of three months of service and attainment of age 21. In 2013, the Company amended the plan to a safe harbor plan, and began matching 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Additionally, employees are now immediately 100% vested in the Company’s matching contributions. Prior to 2013, the Company matched 50% of employee contributions up to 6% of eligible compensation. The Company’s matching contributions, included in SG&A expenses, totaled $2,019, $1,937 and $1,590 in 2015, 2014 and 2013, respectively.

Note 10. Commitments and Contingencies

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

On October 7, 2015, Lumber Liquidators, Inc. (“LLI”) reached a settlement with the DOJ in connection with this investigation. Under the terms of a Plea Agreement with the DOJ (the “Plea Agreement”) executed on October 7, 2015, LLI agreed to plead guilty to one felony count for entry of goods by means of false statements and four misdemeanor due care counts under the Lacey Act. These violations do not require LLI to have acted with a deliberate or willful intent to violate the law, and LLI did not stipulate that it acted with such deliberate or willful intent. As part of the settlement, LLI agreed to pay a combined total of $10,000 in fines, community service payments and forfeited proceeds. The payments include a $7,800 fine, community service contributions of $880 and $350 to the National Fish and Wildlife Foundation and the Rhinoceros and Tiger Conservation fund, respectively, and a $969 forfeiture payment. The Company had previously recorded this amount in SG&A expenses in the first quarter of 2015. At December 31, 2015, $6,200 was included in current liabilities and $3,800 was included in other long-term liabilities on the accompanying consolidated balance sheet. The Company paid $6,200 of the settlement amount in the first quarter of 2016, and the Company expects to pay $2,000 in the first quarter of 2017 and $1,800 in the first quarter of 2018.

LLI also agreed in the Plea Agreement to implement an environmental compliance plan (the “Compliance Plan”) for a probation period of five years. If LLI fails to implement the Compliance Plan within three months of sentencing, the government may require the Company to cease the importation of

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

hardwood flooring from China until the DOJ determines that the Compliance Plan has been satisfactorily implemented. During the first four years, LLI has agreed to engage an outside consulting firm to conduct audits of compliance with the Compliance Plan and certain requirements of the Lacey Act.

The Company has agreed to guarantee all payments and performance due from LLI, including but not limited to payments for fines, community service, forfeited proceeds and special assessments and the performance of LLI’s obligations under and compliance with the Compliance Plan and related audits.

In addition, as part of its internal compliance review procedures in the second quarter of 2015, the Company determined that there were Lacey Act compliance concerns related to a limited amount of its engineered hardwood flooring. As a result, the Company suspended sales of approximately $4,069 of this product pending further investigation, and brought this matter to the attention of the DOJ. During the investigation, the Company determined that there were no compliance concerns with respect to approximately $914 of the suspended engineered hardwood flooring. In connection with the Plea Agreement with the DOJ, the Company also reached a settlement with the DOJ related to the remaining $3,155 of suspended engineered hardwood flooring. Pursuant to a Complaint for Forfeiture In Rem and a Stipulation for Settlement and Joint Motion for Entry of Consent Order of Forfeiture (the “Consent”), the DOJ agreed to accept a $3,155 payment in lieu of a civil forfeiture of this product. The Company previously recorded this amount in SG&A expenses in the second quarter of 2015. The Company paid this amount in October 2015 pending entry of the Consent and, pursuant to a motion granted, is now permitted to sell the suspended engineered hardwood flooring and retain any proceeds of the sale. The Consent was entered by the court on January 7, 2016, and final judgment was entered on January 8, 2016.

The Plea Agreement was approved by the United States District Court for the Eastern District of Virginia on October 22, 2015. A sentencing hearing was held on February 1, 2016 and the court entered a final judgment on February 3, 2016. The terms of the final judgment are consistent with the Plea Agreement.

Securities Laws

In March 2015, the Company received a grand jury subpoena issued in connection with a criminal investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia (the “U.S. Attorney”). In addition, on May 19, 2015 and July 13, 2015, the Company received subpoenas from the New York Regional Office of the SEC in connection with an inquiry by the SEC staff. Based on the subpoenas, the Company believes the focus of both the U.S. Attorney investigation and SEC investigation primarily relate to compliance with disclosure, financial reporting and trading requirements under the securities laws since 2011. The Company is fully cooperating with the U.S. Attorney’s subpoena, the SEC’s subpoenas and the related investigations by the U.S. Attorney and SEC staff. Given that the investigation by the U.S. Attorney and SEC staff are still ongoing, the Company cannot estimate the reasonably possible loss or range of loss that may result from this matter.

California Air Resources Board

The Company believes that the California Air Resources Board (“CARB”) is regularly looking at the entire industry to ensure compliance with its emissions standards. While conducting routine inspections of the Company’s products, CARB has performed “deconstructive” testing on its products as well as, the Company believes, products from others in the industry. In CARB’s preliminary findings, some of the samples of the Company’s finished product that CARB deconstructed and tested exceeded the CARB limits for raw composite wood cores. This could occur for numerous reasons, including one or more of the variability factors associated with this type of testing. In May 2015, CARB notified the Company that additional samples of finished products were obtained in 2014, some of which, based on deconstructive testing, exceeded the CARB limits for raw composite wood cores. CARB has further informed the Company that it has performed

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

additional deconstructive testing on certain finished products it obtained in March 2015, with certain of the samples of the Company’s products exceeding the CARB limits for raw composite wood cores.

The Company has been fully cooperative with CARB as CARB continues to work on this matter by, among other things, providing CARB with requested information related to the products CARB tested and removing laminate flooring sourced from China from its stores in California. Based on discussions with CARB, the Company’s best estimate of the probable loss that may result from this matter is approximately $1,500, which the Company recorded in other current liabilities and selling, general and administrative expenses in the fourth quarter of 2015. The Company believes that there is at least a reasonable possibility that a loss greater than the amount accrued may be incurred, but the Company is unable to estimate the amount at this time.

Securities Litigation Matter

On or about November 26, 2013, Gregg Kiken (“Kiken”) filed a securities class action lawsuit (the “Kiken Lawsuit”), which was subsequently amended, in the United States District Court for the Eastern District of Virginia against the Company, its founder, former Chief Executive Officer and President, former Chief Financial Officer and former Chief Merchandising Officer (collectively, the “Kiken Defendants”). On or about September 17, 2014, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust (“Hallandale”) filed a securities class action lawsuit (the “Hallandale Lawsuit”) in the United States District Court for the Eastern District of Virginia against the Company, its former Chief Executive Officer and President and its former Chief Financial Officer (collectively, the “Hallandale Defendants,” and with the Kiken Defendants, the “Defendants”). On March 23, 2015, the court consolidated the Kiken Lawsuit with the Hallandale Lawsuit, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action as In re Lumber Liquidators Holdings, Inc. Securities Litigation.

The lead plaintiffs filed a consolidated amended complaint on April 22, 2015. The consolidated amended complaint alleges that the Defendants made material false and/or misleading statements that caused losses to investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to their compliance with the l Lacey Act, the chemical content of certain of their wood products, and their supply chain and inventory position. The lead plaintiffs do not quantify any alleged damages in their consolidated amended complaint but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants moved to dismiss the consolidated amended complaint but, on December 21, 2015, the court denied this motion. The Company disputes these claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the current status of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

NW Bamboo Matter

On February 27, 2014, NW Bamboo Trim, Inc. (“NWBT”) filed suit in the Circuit Court of the City of Richmond, Virginia against the Company and a supplier of bamboo trim products (the “Supplier”). In its complaint, NWBT alleges that (i) the Company breached a contract with NWBT by not purchasing certain products from NWBT, (ii) the Company tortiously interfered with NWBT’s relationship with the Supplier, and (iii) the Company and the Supplier conspired to harm NWBT’s business. The Company filed a motion seeking to dismiss the claims, which was granted as it pertained to the breach of contract claim. The case then proceeded on the two remaining causes of action.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

On October 12, 2015, as part of its required discovery disclosures, NWBT identified a valuation of its business of approximately $2,800 as the basis for its compensatory damages claim. Subsequently, the Company filed a motion for summary judgment seeking dismissal of NWBT’s case. On December 21, 2015, the Court granted the Company’s motion for summary judgment and dismissed the two remaining causes of action in NWBT’s complaint. On January 20, 2016, NWBT filed a notice of appeal in connection with the trial court’s dismissal of NWBT’s case.

In light of the trial court’s ruling and the Company’s views regarding the merits of NWBT’s appeal, the likelihood of a material loss in connection with this matter is now remote.

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

Although the Company believed it had valid defenses to the claims asserted, it entered into a settlement of the claims in the RWA Lawsuit. On September 3, 2015, the Court entered an order granting final approval to the settlement and certifying a settlement class. Under the settlement agreement, the Company paid a total of $300 including the plaintiffs’ attorneys’ fees, class notice and administration costs, a sum to RWA and cash payments to members of the settlement class who file valid claims. The settlement amount was accrued in 2014 and was paid into an escrow fund on August 18, 2015. The settlement payment was released to class counsel on October 16, 2015 after the final approval order became a final and non-appealable order. Settlement payments to class members who submitted claims have now been issued by the claims administrator, with a final accounting of the settlement fund to be filed with the court by March 4, 2016.

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

The Company disputes the claims of the Prop 65 Plaintiffs and intends to defend the matter vigorously. The Company’s best estimate of the probable loss that may result from this action is approximately $900, which was accrued in the fourth quarter of 2015. The Company believes that there is at least a reasonable possibility that a loss may differ from the amount accrued, but it is unable to estimate the amount at this time.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

Gold Matter

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring (the “Bamboo Product”) that the Company sells is defective. On February 13, 2015, Gold filed an amended complaint that added three additional plaintiffs (collectively with Gold, “Gold Plaintiffs”). The Company moved to dismiss the amended complaint. After holding a hearing and taking the motion under submission, the court dismissed most of Gold Plaintiffs’ claims but allowed certain omission-based claims to proceed. Gold Plaintiffs filed a Second Amended Complaint on December 16, 2015, and then a Third Amended Complaint on January 20, 2016. In the Third Amended Complaint, Gold Plaintiffs allege that the Company has engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Bamboo Product and by concealing the Bamboo Product’s defective nature. Gold Plaintiffs seek the certification of a class of individuals in the United States who purchased the Bamboo Product, as well as 7 state subclasses of individuals who are residents of California, New York, Illinois, West Virginia, Minnesota, Pennsylvania, and Florida, respectively, and purchased the Bamboo Product for personal, family, or household use. Gold Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, Gold Plaintiffs seek (i) a declaration that the Company’s actions violate the law and that the Company is financially responsible for notifying all purported class members, (ii) injunctive relief requiring the Company to replace and/or repair all of the Bamboo Product installed in structures owned by the purported class members, and (iii) a declaration that the Company must disgorge, for the benefit of the purported classes, all or part of its profits received from the sale of the allegedly defective Bamboo Product and/or to make full restitution to Gold Plaintiffs and the purported class members.

The Company filed its answer to the Third Amended Complaint on February 3, 2016, and discovery in the matter is now proceeding. The Company disputes the Gold Plaintiffs’ claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

Pursuant to court order, plaintiffs filed a Representative Class Action Complaint in the Virginia Court on September 11, 2015. The complaint challenged the Company’s labeling of its flooring products and asserted claims under California, New York, Illinois, Florida and Texas law for fraudulent concealment, violation of consumer protection statutes, negligent misrepresentation and declaratory relief, as well as a claim for breach of implied warranty under California law. Thereafter, on September 18, 2015, plaintiffs filed the First Amended Representative Class Action Complaint (“FARC”) in which they added implied warranty claims under New York, Illinois, Florida and Texas law, as well as a federal warranty claim. The Company filed a motion to dismiss and answered the FARC. The Virginia Court granted the motion as to claims for negligent misrepresentation filed on behalf of certain plaintiffs, deferred as to class action allegations, and otherwise denied the motion. The Company also filed a motion to strike nationwide class allegations and a motion to strike all claims of personal injury made in class action complaints, on which the Virginia court has not yet ruled. Discovery is now proceeding in this matter.

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

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

The Company moved to dismiss the Virginia Action, contending that the federal court should abstain from deciding the case in favor of the more comprehensive state-court Wisconsin Action. Thereafter, the four insurers who were not plaintiffs in the Virginia Action have filed motions to intervene as plaintiffs in the Virginia Action, in an effort to make the Virginia Action “as comprehensive” as the Wisconsin Action. The Company has opposed the motions to intervene. By order dated September 4, 2015, the court largely denied the Company’s motion to dismiss, allowing the Virginia Action to proceed. While the court dismissed the reformation claim without prejudice, as pled with insufficient specificity, the court granted leave to amend, and an amended complaint was filed on September 15, 2015. On October 2, 2015, the Company stipulated to entry of judgment on the reformation claim, and moved to dismiss the remaining claims in favor of proceeding in Wisconsin.

The defendant-insurers in the Wisconsin Action have filed motions to dismiss or stay the Wisconsin Action in favor of the Virginia Action. The defendants in the Wisconsin Action have also moved for protective orders seeking to forestall their obligation to respond to discovery requests that the Company promulgated in the Wisconsin Action.

On February 1, 2016, the Wisconsin court stayed the Wisconsin Action in favor of the proceedings in Virginia. On February 5, 2016, the Company moved for reconsideration and that motion remains pending.

On February 9, 2016, the Virginia court denied its motion to dismiss. The Virginia court also granted the remaining insurers’ motion to intervene, but stayed proceedings on their excess and umbrella insurance policies pending resolution of the primary insurers’ claims.

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

The Company filed a motion to dismiss the SAC and the Abrasion Plaintiffs filed a motion for leave to file a corrected SAC. The Company’s motion was subsequently granted in part and denied in part. The court also denied the Abrasion Plaintiffs’ motion for leave to file a corrected SAC. The Abrasion Plaintiffs have until March 1, 2016, to file a Third Amended Complaint. The Company disputes the Abrasion Plaintiffs’ claims and intends to defend these matters vigorously. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

Morris Matter

On or about August 18, 2015, Kevin Morris (“Morris”) filed a purported class action lawsuit in the Circuit Court of the Twentieth Judicial Circuit in St. Clair County, Illinois alleging that the Casa de Colour Collection by Dura-Wood flooring (the “Morris Product”), a brand of solid wood flooring sold by the Company, is defective due to warping, cupping and buckling. Morris alleges that the Company has engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Morris Product and by concealing the Morris Product’s defective nature. In particular, Morris’s allegations include (i) common law fraud, (ii) breach of implied warranty, (iii) breach of express warranty, (iv) breach of contract, (v) breach of duty of good faith and fair dealing, (vi) violation of the Illinois Consumer Fraud and Deceptive Business Practices Act (the “ICFA”) and (vii) violation of the Uniform Deceptive Trade Practices Act (the “UDTPA”). Morris did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Morris seeks (i) certification of the purposed class, (ii) injunctive relief requiring the Company to replace and/or repair all Morris Products installed in structures owned by the purported class, (iii) an award of compensatory, consequential and statutory damages, pre-judgment interest and post-judgment interest, (iv) a declaration that the Company must disgorge, for the benefit of the purported class, all or part of the Company’s profits received from the sale of the Morris Product and/or to make full restitution to Morris and the purported class, (v) a judgment for actual damages for injuries suffered by Morris and the purported class as a result of the Company’s violation of the ICFA and (vi) a judgment awarding Morris and the purported class reasonable attorneys’ fees and costs in accordance with the UDTPA. On September 25, 2015, the Company removed the action to the United States District Court for the Southern District of Illinois. Subsequently, the Company filed a motion to dismiss. Morris failed to respond to the motion and, as a result, the lawsuit was dismissed without prejudice on November 10, 2015.

Ross Matter

On or about February 23, 2016, Joseph Ross and Linda Ross (collectively, “Ross”) filed a purported class action lawsuit in the Second Judicial District Court, State of Nevada, County of Washoe. Ross seeks the certification of a class of individuals in the State of Nevada who purchased certain hardwood flooring products produced in China (the “Ross Products”). Ross alleges that the Ross Products are defective due to the Ross Products being contaminated with certain wood-boring insects. In particular, Ross’s allegations include (i) breach of warranty, (ii) negligence, (iii) strict liability, (iv) negligent misrepresentation, (v) willful misconduct, and (vi) unjust enrichment. In the complaint, Ross seeks (i) general and special damages according to proof in excess of $50,000, (ii) attorneys’ fees and costs according to proof, (iii) prejudgment and post-judgment interest on all sums awarded, according to proof at the maximum legal rate, (iv) costs of the lawsuit incurred, (v) restitution as authorized by law, (vi) punitive damages as authorized by law, and (vii) specific performance under our express warranties. The Company disputes Ross’s claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

Additionally, in May 2015, the Company received a shareholder demand from Timothy Horton (“Horton”). The allegations and demands made by Horton overlap substantially with those raised in the consolidated action. On June 11, 2015, the Special Committee of the Board of Directors (the “Special Committee”) exercised its authority to create a three-person Demand Review Committee, which is comprised of three independent directors and tasked with investigating the claims made in the consolidated action and the Horton demand letter and making a recommendation to the board of directors as to whether it would be in the best interests of the Company to pursue any of those claims. Thereafter, the members of the Demand Review Committee filed a motion to stay the consolidated action pending completion by the Demand Review Committee of its investigation and recommendation to the board of directors.

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

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to the Company’s engineered hardwood imported from China, which accounted for approximately 10% of its flooring purchases in 2014 and approximately 6% of its flooring purchases in 2015.

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

In the first DOC annual review in this matter, rates were modified for AD rates through November 2012 and for CVD rates through 2011. Specifically, the AD rate was set at 5.92% and the CVD rate was set at 0.83%. These rates are being appealed to the CIT by several parties, including the Company. Based on what has been paid by the Company to date for the periods covered by the first annual review, the Company believes its best estimate of the probable loss was approximately $833 for shipments during the applicable time periods covered by the first annual review, which the Company recorded as a long-term liability in its accompanying consolidated balance sheet and in cost of sales in its second quarter 2015 consolidated financial statements.

In January 2015, pursuant to the second annual review, the DOC issued a non-binding preliminary AD rate of 18.27% for purchases from December 2012 through November 2013 and a preliminary CVD rate of 0.97% for purchases in fiscal year 2012. The rates were finalized in early July 2015 with the AD rate set at 13.74% and the CVD rate set at 0.99%. The Company has appealed these rates. Notwithstanding our appeal, as these rates are now confirmed, the Company believes its best estimate of the probable loss was $4,089 for shipments during the applicable time periods, which the Company recorded as a long-term liability on its accompanying consolidated balance sheet and in cost of sales in its second quarter 2015 consolidated financial statements. Beginning in July 2015, the Company began paying these rates on each applicable purchase.

The third annual review of the AD and CVD rates was initiated in February 2015. In January 2016, the DOC issued non-binding preliminary results in the third annual review. The preliminary AD rate was 13.34% and the CVD preliminary rate was 1.43%. These rates are expected to be finalized in the DOC’s final results

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

in May 2016. Any change in the applicable rates as a result of the third annual review would apply to imports occurring after the second period of review.

Based on the preliminary rates set in January 2016 in the third annual review for shipments subsequent to November 2013 (AD) and shipments subsequent to December 2012 (CVD), the Company would owe an additional $5,300 for all shipments through December 31, 2015. As no rates have been finalized for these periods, the Company has not recorded an accrual in its consolidated financial statements for the impact of higher rates for the time periods subsequent to the second annual review. Based on the information available, the Company believes there is at least a reasonable possibility that an additional charge may be incurred in the range of $0 to $5,300. A loss greater than this amount may be incurred, but the Company is unable to estimate the amount at this time.

In February 2016, the DOC initiated the fourth annual review of AD and CVD rates, which the Company expects will follow a similar schedule as the preceding review.

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

Note 11. Condensed Quarterly Financial Information (unaudited)

The following tables present the Company’s unaudited quarterly results for 2015 and 2014.

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net Sales	$259,961	$247,944	$236,064	$234,807
Gross Profit	91,612	62,284	70,996	53,966
Selling, General and Administrative Expenses	97,680	90,551	88,333	85,487
Operating (Loss) Income	(6,068)	(28,267)	(17,337)	(31,521)
Net (Loss) Income(1),(2),(3)	$(7,780)	$(20,347)	$(8,479)	$(19,827)
Net income per Common Share – Basic	$(0.29)	$(0.75)	$(0.31)	$(0.73)
Net income per Common Share – Diluted	$(0.29)	$(0.75)	$(0.31)	$(0.73)
Number of Stores Opened in Quarter	4	7	7	4
Comparable store net sales (Decrease) Increase	(1.8)%	(10.0)%	(14.6)%	(17.2)%

(1)	Includes pretax lower of cost or market inventory adjustments recorded for Chinese laminate and tile inventory of $4,002 in the Second Quarter and $22,160 in the Fourth Quarter. See “Note 1. Summary of Significant Accounting Policies” above.
(2)	Includes pretax charges for legal matters of $10,000 in the First Quarter, $8,077 in the Second Quarter, and $2,400 in the Fourth Quarter. See “Note 10. Commitments and Contingencies” above.
(3)	Includes pretax impairment charges related to long-lived assets of $1,350 in the Second Quarter and $3,043 in the Third Quarter. See “Note 1. Summary of Significant Accounting Policies” above.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 11. Condensed Quarterly Financial Information (unaudited)  – (continued)

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net Sales	$246,291	$263,085	$266,067	$271,976
Gross Profit	101,287	106,238	104,158	106,484
Selling, General and Administrative Expenses	78,866	79,066	78,377	77,805
Operating (Loss) Income	22,421	27,172	25,781	28,679
Net (Loss) Income	$13,694	$16,607	$15,725	$17,345
Net income per Common Share – Basic	$0.50	$0.61	$0.58	$0.64
Net income per Common Share – Diluted	$0.49	$0.60	$0.58	$0.64
Number of Stores Opened in Quarter	13	13	5	3
Comparable store net sales (Decrease) Increase	(0.6)%	(7.1)%	(4.9)%	(4.2)%

Note 12. Subsequent Events

In February 2016, the Company paid settlement amounts totaling $6,200, as described in Note 10, under Lacey Act Related Matters.

Due to a planned build in inventory, the Company borrowed an additional $10,000 under its Revolving Credit Facility, as described in Note 4. As of February 29, 2016, the Company has $30,000 in outstanding borrowings under the Revolving Credit Facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 due to the material weakness in internal control over financial reporting related to deficiencies in our information technology general controls described below.

Management has identified a material weakness in its internal control over financial reporting related to information technology general controls in the area of user access. For additional information regarding the nature of this material weakness, see “Management’s Report on Internal Control Over Financial Reporting” below. We have developed a remediation plan for this material weakness, which is described below under “Remediation Activities.”

Notwithstanding the identified material weakness and management’s assessment that internal control over financial reporting was ineffective as of December 31, 2015, management believes that the audited consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with accounting principles generally accepted in the United States of America. Additionally, this material weakness did not result in any adjustments or restatements of the Company’s audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company.

(b) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process, designed by, or under the supervision of the Company’s principal executive and principal financial officer and affected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made only with appropriate authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Management, with the participation of the Company’s principal executive and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015 for the reasons described below.

In the course of completing its assessment of internal control over financial reporting as of December 31, 2015, management identified deficiencies related to the design and operating effectiveness of its information technology (“IT”) general controls for the Company’s enterprise resource planning system (referred to hereinafter as the “ERP system”). The ERP system is utilized in the performance of transactional and management review controls that comprise the principal element of the Company’s system of internal control over financial reporting and are relevant to the preparation of its consolidated financial statements. These deficiencies involve user access controls that are intended to ensure that access and revisions to financial applications and data is adequately restricted to appropriate personnel. The ineffective user access controls resulted in ineffective segregation of duties within the Company’s IT environment, whereby certain personnel and contractors have the capability to perform conflicting duties within the ERP system. Finally, the Company did not maintain effective controls over certain periodic reviews of user access. As a result of the aggregate deficiencies identified, there is a reasonable possibility that the effectiveness of business process controls that utilize electronic data and financial reports generated from the affected ERP system could be adversely affected. While these control deficiencies did not result in any audit adjustments, these control deficiencies could result in a material misstatement to the annual or interim consolidated financial statements and disclosures that would not be prevented or detected on a timely basis. Accordingly, management has concluded that these control deficiencies constitute a material weakness. Therefore, management has concluded that, as of December 31, 2015, there was a material weakness in internal control over financial reporting related to information technology general controls in the area of user access for the Company’s ERP system. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows below.

(c) Remediation Activities

We are actively engaged in the implementation of a remediation plan to ensure that controls contributing to this material weakness are designed appropriately and will operate effectively. The remediation actions we are taking and expect to take include the following:

—	Improving the design, operation and monitoring of control activities and procedures associated with user and administrator access to the affected IT system, including both preventive and detective control activities;
—	Standardize the assignment of user access roles and responsibilities within the Company’s ERP system;
—	Reviewing the responsibilities in the functional areas that support and monitor our IT systems

Management believes that these efforts will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, and tested and concluded by management to be designed and operating effectively. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, as the Company continues to evaluate and work to improve its internal control over financial reporting within the area of IT general controls, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

Management will test and evaluate the implementation of these new processes and internal controls during the year ended December 31, 2016 to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the Company’s financial statements on a timely basis. Subject to the foregoing, management is working towards having these remediation efforts completed by December 31, 2016. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our financial reporting controls and procedures.

(d) Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2015.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2015.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this annual report:

Consolidated Financial Statements

Refer to the financial statements filed as part of this annual report in Part II, Item 8.

1. Financial Statement Schedules.

The following financial statement schedule is filed as part of this annual report under Schedule II —  Analysis of Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013. All other financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

2. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Lumber Liquidators Holdings, Inc.
Schedule II — Analysis of Valuation and Qualifying Accounts
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Balance Beginning of Year	Additions Charged to Cost and Expenses		Deductions(1)	Other	Balance End of Year
For the Year Ended December 31, 2013
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$1,035	$1,465		$(1,225)	$—	$1,275
Income tax valuation allowance	$1,267	$498		$—	$—	$1,765
For the Year Ended December 31, 2014
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$1,275	$3,198	(2)	$(1,231)	$—	$3,242
Income tax valuation allowance	$1,765	$458		$—	$—	$2,223
For the Year Ended December 31, 2015
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$3,242	$28,897	(3)	$(5,257)	$—	$26,882
Income tax valuation allowance	$2,223	$210		$—	$—	$2,433

(1)	Deductions are for the purposes for which the reserve was created.
(2)	Addition of $1,200 for reserves related to the Company’s Bellawood transition.
(3)	Includes $22,499 for laminate flooring sourced from China and $3,663 related to the tile exit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2016.

LUMBER LIQUIDATORS HOLDINGS, INC.
(Registrant)

By:	/s/ John M. Presley John M. Presley Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2016.

Signature	Title
/s/ John M. Presley John M. Presley	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Gregory A. Whirley, Jr. Gregory A. Whirley, Jr.	Interim Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Principal Accounting Officer)
/s/ Nancy M. Taylor Nancy M. Taylor	Chairperson of the Board
/s/ Macon F. Brock, Jr. Macon F. Brock, Jr.	Director
/s/ Douglas T. Moore Douglas T. Moore	Director
/s/ Peter B. Robinson Peter B. Robinson	Director
/s/ Martin F. Roper Martin F. Roper	Director
/s/ Thomas D. Sullivan Thomas D. Sullivan	Director
/s/ Jimmie L. Wade Jimmie L. Wade	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.01	Certificate of Incorporation of Lumber Liquidators Holdings, Inc. (filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)
3.02	By-Laws of Lumber Liquidators Holdings, Inc. (filed as Exhibit 3.2 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)
4.01	Form of Certificate of Common Stock of Lumber Liquidators Holdings, Inc. (filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)
10.01*	Lumber Liquidators Holdings, Inc. 2011 Equity Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed May 6, 2011 (File No. 333-173981), and incorporated by reference)
10.02*	Lumber Liquidators 2007 Equity Compensation Plan (filed as Exhibit 10.1 to the Company’s Post –effective Amendment No. 1 to its Registration Statement on Form S-8, filed January 4, 2010 (File No. 333-147247), and incorporated by reference)
10.03*	Lumber Liquidators 2006 Equity Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Company’s Post –effective Amendment No. 1 to its Registration Statement on Form S-8, filed January 4, 2010 (File No. 333-147247), and incorporated by reference)
10.04*	Offer Letter Agreement with Marco Pescara (filed as Exhibit 10.06 to the Company’s Registration Statement on Form S-1, filed April 23, 2007 (File No. 333-142309), and incorporated by reference)
10.05*	Form of Non-Qualified Employee Stock Option Agreement, effective October 18, 2006 (filed as Exhibit 10.07 to the Company’s Registration Statement on Form S-1, filed April 23, 2007 (File No. 333-142309), and incorporated by reference)
10.06	Lease by and between ANO LLC and Lumber Liquidators (relating to Toano facility) (filed as Exhibit 10.08 to the Company’s Amendment No. 1 to its Registration Statement on Form S-1, filed May 30, 2007 (File No. 333-142309), and incorporated by reference)
10.07*	Form of Option Award Agreement, effective November 16, 2007 (filed as Exhibit 10.10 to the Company’s annual report on Form 10-K, filed on March 12, 2008 (File No. 001-33767), and incorporated by reference)
10.08*	Form of Restricted Stock Agreement, effective November 16, 2007 (filed as Exhibit 10.11 to the Company’s annual report on Form 10-K, filed on March 12, 2008 (File No. 001-33767), and incorporated by reference)
10.09	Form of Option Award Agreement, effective December 31, 2010 (filed as Exhibit 10.13 to the Company’s annual report on Form 10-K, filed on February 23, 2010 (File No. 001-33767), and incorporated by reference)
10.10*	Form of Restricted Stock Agreement, effective December 31, 2010 (filed as Exhibit 10.14 to the Company’s annual report on Form 10-K, filed on February 23, 2010 (File No. 001-33767), and incorporated by reference)
10.11*	Form of Option Award Agreement, effective May 6, 2011 (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed May 6, 2011 (File No. 001-33767), and incorporated by reference)
10.12*	Form of Restricted Stock Agreement, effective May 6, 2011 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed May 6, 2011 (File No. 001-33767), and incorporated by reference)

Exhibit Number	Exhibit Description
10.13*	Employment Agreement with Robert M. Lynch (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed December 21, 2010 (File No. 005-83765), and incorporated by reference)
10.14*	Amendment to Employment Agreement with Robert M. Lynch (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed December 21, 2011 (File No. 005-83765), and incorporated by reference)
10.15	Second Amended and Restated Credit Agreement, dated as of April 24, 2015, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators, Inc. and Lumber Liquidators Services, LLC (collectively, the “Borrowers”) and Bank of America, N.A. as administrative agent, collateral agent and lender. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed April 29, 2015 (File No. 001-33767), and incorporated by reference)
10.16	First Amendment to Second Amended and Restated Credit Agreement, dated as of May 21, 2015, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators, Inc. and Lumber Liquidators Services, LLC (collectively, the “Borrowers”) and Bank of America, N.A. as administrative agent, collateral agent and lender. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed May 21, 2015 (File No. 001-33767), and incorporated by reference)
10.17	Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 20, 2015, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators, Inc. and Lumber Liquidators Services, LLC (collectively, the “Borrowers”) and Bank of America, N.A. as administrative agent, collateral agent and lender (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed November 20, 2015 (File No. 001-33767), and incorporated by reference)
10.18*	Amended and Restated Annual Bonus Plan (filed as Exhibit 10.17 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)
10.19*	Form of Option Award Agreement, effective January 24, 2013 (filed as Exhibit 10.18 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)
10.20*	Form of Restricted Stock Agreement, effective January 24, 2013 (filed as Exhibit 10.19 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)
10.21*	Form of Stock Appreciation Right Agreement, effective January 24, 2013 (filed as Exhibit 10.20 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)
10.22*	Form of Option Award Agreement (Employee), effective November 23, 2015
10.23*	Form of Restricted Stock Agreement (Director), effective November 23, 2015
10.24*	Form of Restricted Stock Agreement (Employee), effective November 23, 2015
10.25*	Relocation Agreement with Robert M. Lynch, dated February 5, 2014 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed February 5, 2014 (File No. 005-83765) and incorporated by reference)

Exhibit Number	Exhibit Description
10.26*	Offer Letter Agreement with Gregory A. Whirley, Jr., dated April 24, 2015 (filed as Exhibit 10.3 to the Company’s current report on Form 8-K, filed on April 29, 2015 (File No. 001-33767), and incorporated by reference)
10.27*	Consultancy, Separation and Release Agreement, dated April 28, 2015, by and between Lumber Liquidators Holdings, Inc. and Daniel E. Terrell. (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed on April 29, 2015 (File No. 001-33767), and incorporated by reference)
10.28*	Form of Service Option Award Agreement (Tom Sullivan) (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed August 5, 2015 (File No. 001-33767) and incorporated by reference)
10.29*	Form of Service Option Award Agreement, (Tom Sullivan)
10.30*	Form of Performance Option Award Agreement (Tom Sullivan) (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed August 1, 2015 (File No. 001-33767) and incorporated by reference)
10.31*	Form of Performance Option Award Agreement (Tom Sullivan)
10.32*	Separation and Release Agreement between Lumber Liquidators Services, LLC and William K. Schlegel, dated July 21, 2015 (filed as Exhibit 10.3 to the Company’s current report on Form 8-K, filed August 5, 2015 (File No. 001-33767) and incorporated by reference)
10.33*	Form of Severance Benefit Agreement (filed as Exhibit 99.2 to the Company’s current report on Form 8-K, filed August 5, 2015 (File No. 001-33767) and incorporated by reference)
10.34*	Form of Retention Agreement (filed as Exhibit 99.3 to the Company’s current report on Form 8-K, filed August 1, 2015 (File No. 001-33767) and incorporated by reference)
10.35	Plea Agreement between Lumber Liquidators, Inc. and the Department of Justice (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed October 7, 2015 (File
No. 001-33767) and incorporated by reference)
10.36	Stipulation for Settlement and Joint Motion for Entry of Consent Order of Forfeiture between Lumber Liquidators, Inc. and the Department of Justice (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed October 7, 2015 (File No. 001-33767) and incorporated by reference)
10.37*	Option Award Agreement with John M. Presley, dated November 9, 2015
10.38*	Offer Letter Agreement with Carl R. Daniels, dated September 7, 2011
10.39*	Offer Letter Agreement with Jill Witter, dated August 14, 2015
10.40*	Executive Employment Agreement with John M. Presley (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed February 29, 2016 (File No. 001-33767) and incorporated by reference)
10.41*	Offer Letter Agreement with Dennis R. Knowles, dated February 23, 2016 (filed as Exhibit 10. to the Company’s current report on Form 8-K, filed February 29, 2016 (File No. 001-33767) and incorporated by reference)
21.01	Subsidiaries of Lumber Liquidators Holdings, Inc.
23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description
31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002
101	The following financial statements from the Company’s Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Other Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements

*	Indicates a management contract or compensation plan, contract or agreement.