Form 10-Q
period 2016-03-31
Lumber Liquidators Holdings, Inc.
filed 2016-05-10
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2016

or

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

As of May 6, 2016, there are 27,101,481 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2016

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
Assets
Current Assets:
Cash and Cash Equivalents	$21,973	$26,703
Merchandise Inventories	240,006	244,402
Insurance Receivable	28,500	—
Prepaid Expenses	7,017	5,931
Other Current Assets	50,874	45,752
Total Current Assets	348,370	322,788
Property and Equipment, net	119,168	121,997
Goodwill	9,693	9,693
Other Assets	1,741	1,724
Total Assets	$478,972	$456,202

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$52,168	$55,247
Customer Deposits and Store Credits	33,695	33,771
Accrued Compensation	9,221	6,057
Accrued Securities Class Action	42,020	—
Sales and Income Tax Liabilities	4,584	3,914
Other Current Liabilities	36,372	28,755
Total Current Liabilities	178,060	127,744
Other Long-Term Liabilities	16,880	20,252
Deferred Tax Liability	12,394	10,638
Revolving Credit Facility	25,000	20,000
Total Liabilities	232,334	178,634

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 shares authorized; 27,101,481 and 27,088,460 shares outstanding, respectively)	30	30
Treasury Stock, at cost (2,831,524 and 2,824,814 shares, respectively)	(139,067)	(138,987)
Additional Capital	181,825	180,590
Retained Earnings	205,198	237,600
Accumulated Other Comprehensive Loss	(1,348)	(1,665)
Total Stockholders’ Equity	246,638	277,568
Total Liabilities and Stockholders’ Equity	$478,972	$456,202

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net Sales	$233,513	$259,961
Cost of Sales	157,404	168,349
Gross Profit	76,109	91,612
Selling, General and Administrative Expenses	117,236	97,680
Operating Income (Loss)	(41,127)	(6,068)
Other Expense	151	16
Income (Loss) Before Income Taxes	(41,278)	(6,084)
Income Tax Expense (Benefit)	(8,876)	1,696
Net Income (Loss)	$(32,402)	$(7,780)
Net Income (Loss) per Common Share—Basic	$(1.20)	$(0.29)
Net Income (Loss) per Common Share—Diluted	$(1.20)	$(0.29)
Weighted Average Common Shares Outstanding:
Basic	27,090,575	27,071,684
Diluted	27,090,575	27,071,684

See accompanying notes to condensed consolidated financial statements

4

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net Income (Loss)	$(32,402)	$(7,780)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	317	(345)
Total Other Comprehensive Income (Loss)	317	(345)
Comprehensive Income (Loss)	$(32,085)	$(8,125)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net Income (Loss)	$(32,402)	$(7,780)
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	4,524	4,170
Stock-Based Compensation Expense	1,671	1,326
Stock-Based Portion of Provision for Securities Class Action	16,020	—
Changes in Operating Assets and Liabilities:
Merchandise Inventories	3,578	12,662
Accounts Payable	(2,925)	(15,464)
Customer Deposits and Store Credits	23	(671)
Prepaid Expenses and Other Current Assets	(34,115)	2,454
Other Assets and Liabilities	35,427	16,382
Net Cash (Used in) Provided by Operating Activities	(8,199)	13,079
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(2,409)	(8,980)
Net Cash Used in Investing Activities	(2,409)	(8,980)
Cash Flows from Financing Activities:
Borrowings on Revolving Credit Facility	10,000	39,000
Payments on Revolving Credit Facility	(5,000)	(19,000)
Other Financing Activities	(80)	(261)
Net Cash Provided by Financing Activities	4,920	19,739
Effect of Exchange Rates on Cash and Cash Equivalents	958	(236)
Net (Decrease) Increase in Cash and Cash Equivalents	(4,730)	23,602
Cash and Cash Equivalents, Beginning of Period	26,703	20,287
Cash and Cash Equivalents, End of Period	$21,973	$43,889

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

Note 1.	Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate and resilient vinyl flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay, adhesives and flooring tools. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company also provides in-home delivery and installation services to certain of its customers. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 367 store locations in primary or secondary metropolitan areas in 46 states and eight store locations in Canada at March 31, 2016. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing lines in Toano, Virginia, which along with the call center and corporate offices, represent the “Corporate Headquarters.”

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. However, they do not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2015.

The condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current presentation.

Results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Recognition of Net Sales

The Company recognizes net sales for products purchased at the time the customer takes possession of the merchandise. Service revenue, primarily installation revenue and freight charges for in-home delivery, is included in net sales and recognized when the service has been rendered. The Company reports sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, and net of an allowance for anticipated sales returns based on historical and current sales trends and experience. The sales returns allowance and related charges were not significant for the three month periods ended March 31, 2016 and 2015.

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

In early March 2015, the Company began voluntarily offering free indoor air quality screening to certain of its flooring customers, predominately those who had purchased laminate flooring sourced from China, to address customer questions about the air quality in their homes. In the first quarter of 2016, approximately 21,600 testing kits were sent to Lumber Liquidators customers through the program, for a total of approximately 69,600 testing kits sent since the program’s inception. In total, approximately 35,900 testing kits have been returned. Of those returned, over 90% indicated indoor air concentrations of formaldehyde within the guidelines set by the World Health Organization (“WHO”) as protective against sensory irritation and long-term health effects. The Company has been and continues to directly contact the customers whose test results indicate an indoor formaldehyde level in excess of the WHO guideline for additional investigation and next steps. These “Phase 2” steps primarily consist of independent third-party laboratory testing of flooring samples from these customers. If the results of this testing indicates that the flooring is contributing to formaldehyde levels in a customer’s home at elevated rates, the Company will work with the customer, at the Company’s discretion, to replace the customer’s floor or compensate the customer for the cost of the floor as part of “Phase 3”. Throughout the third and fourth quarters of 2015 and the first quarter of 2016, the Company facilitated customers with elevated Phase 1 testing results to complete Phase 2. To date, the Company has not recorded a reserve for Phase 3 based on the results it has received to date from the testing of customer flooring samples. The Company believes the test results and number of tests obtained to date provided a reasonable basis to support its assertion that a material reserve related to the replacement of customer floors was not warranted.  The Company will, however, continue to evaluate the results of each phase of the indoor air quality testing program.  Should its results differ from current trends, the Company could record a material charge in future periods.

The Company incurred $2,895 of direct costs primarily related to purchases of testing kits and professional fees in the three months ended March 31, 2016. Direct costs related to this testing program were $12,340 since the program’s inception. At March 31, 2016, the Company had a reserve of $779 for estimated future costs to evaluate whether the laminate flooring purchased from the Company was the primary driver of the air quality testing results being above WHO standards. The reserve was based on actual experience to date, estimated using information through the filing date of the financial statements and was included in other current liabilities. Should the Company’s actual experience related to results of its indoor air quality testing program and subsequent follow-up with customers differ from these estimates, additional reserves for customer satisfaction costs may be recorded in the future.

A rollforward of the reserve for the Company’s air quality testing program was as follows:

	2016	2015
Balance at January 1	$809	$-
Provision	2,895	2,355
Reversal	-	-
Payments	(2,925)	(1,855)
Balance at March 31	$779	$500

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), “Improvements to Employee Share-Based Payment Accounting”.  The new guidance will change how companies account for certain aspects of share-based payments to employees.  Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled.  ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), which amends ASC Topic 740, Balance Sheet Classification of Deferred Taxes. In summary, the core principle of Topic 740 is that an entity classify both current and noncurrent deferred income tax assets and liabilities in the noncurrent section of the statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The amendments in ASU 2015-17 are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements and has not yet selected a method of adoption. When implemented, the standard may have a material impact as its consolidated balance sheet.

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

Note 3.	Stockholders’ Equity

Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Three Months Ended March 31,
	2016	2015
Net Income (Loss)	$(32,402)	$(7,780)
Weighted Average Common Shares Outstanding—Basic	27,090,575	27,071,684
Effect of Dilutive Securities:
Common Stock Equivalents	—	—
Weighted Average Common Shares Outstanding—Diluted	27,090,575	27,071,684
Net Income (Loss) per Common Share—Basic	$(1.20)	$(0.29)
Net Income (Loss) per Common Share—Diluted	$(1.20)	$(0.29)

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Stock Options	795,480	692,430
Restricted Shares	449,869	102,966

Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to $150,000 of the Company’s common stock. At March 31, 2016, the Company had $14,728 remaining under this authorization. The Company did not repurchase any shares of its common stock under this program during the three months ended March 31, 2016 and 2015, respectively.

Note 4.	Stock-Based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

	Stock Options	Restricted Stock Awards
Options Outstanding/Nonvested RSAs, December 31, 2015	692,776	461,671
Granted	251,586	229,201
Options Exercised/RSAs Released	—	(19,905)
Forfeited	(16,243)	(20,023)
Options Outstanding/Nonvested RSAs, March 31, 2016	928,119	650,944

Note 5.	Related Party Transactions

As of March 31, 2016, the Company leased 30 of its store locations, a warehouse and the Corporate Headquarters, which includes a store location, representing 8.3% of the total number of store leases in operation, from entities controlled by the Company’s founder (“Controlled Companies”). As of March 31, 2015, the Company leased 30 of its store locations and the Corporate Headquarters, which included a store location, representing 8.7% of the total number of store leases in operation at that time, from Controlled Companies. Rental expense related to Controlled Companies was as follows:

	Three Months Ended March 31,
	2016	2015

Rental expense related to Controlled Companies	$851	$754

Note 6.	Income Taxes

The effective tax rate of 21.5% for the three months ended March 31, 2016 was driven principally by the recognition of a valuation allowance against certain of the Company’s deferred tax assets coupled with a limitation on the recognition of tax benefits on an interim basis in which the quarterly tax benefit exceeds the estimated tax benefit for the full year. The effective tax rate of (27.9)% for the three months ended March 31, 2015 was driven principally by the recognition of a reserve for an uncertain tax position associated with the deductibility of a pre-tax charge for the Lacey Act settlement. At the end of the first quarter of 2016, refundable income taxes and the deferred tax asset were $34,505 and $12,335, respectfully. At the end of the first quarter of 2015, refundable income taxes and the deferred tax asset were $285 and $8,901, respectfully

Note 7.	Commitments and Contingencies

California Air Resources Board

As previously disclosed, the California Air Resources Board (“CARB”) conducted inspections and testing of certain of the Company’s laminate products sourced from China and sold in the Company’s stores prior to May 2015. In March 2016, the Company entered into a settlement agreement with CARB, which did not constitute an admission of wrongdoing by the Company and provided that CARB release the Company from any and all claims that CARB may have had related to these products. Under the terms of the settlement agreement, the Company agreed to pay a total of $2,500 upon execution of the settlement agreement. As a result, the Company recorded an additional $1,000 in other current liabilities and selling, general and administrative expenses during the first quarter of 2016. Additionally, the Company agreed to implement certain voluntary measures, including a risk based supplier audit program and testing research program.

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

Trial began on March 7, 2016 and the Prop 65 Plaintiffs presented evidence in support of their contention that the Company failed to provide clear and reasonable warnings. After the Prop 65 Plaintiffs completed the warnings portion of their case, the Company moved for judgment and, on April 4, 2016, the court issued a ruling granting the Company’s motion for judgment. The Company is preparing a statement of decision and expects the court to enter judgment for the Company by June 30, 2016. Although the Company accrued $900 in the fourth quarter of 2015 as its best estimate of the probable loss that may result from this action at such time, given the court’s ruling, the Company has subsequently reversed this accrual during the first quarter of 2016. In light of the court’s ruling, the likelihood of a material loss in connection with this matter is now remote.

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

The lead plaintiffs filed a consolidated amended complaint on April 22, 2015. The consolidated amended complaint alleges that the Defendants made material false and/or misleading statements that caused losses to investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to their compliance with the Lacey Act, the chemical content of certain of their wood products, and their supply chain and inventory position. The lead plaintiffs do not quantify any alleged damages in their consolidated amended complaint but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired the Company’s stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants moved to dismiss the consolidated amended complaint but, on December 21, 2015, the court denied this motion.

On April 27, 2016, the Defendants entered into an agreement in principle, a Memorandum of Understanding (“MOU”), with the lead plaintiffs in the consolidated securities class action. Under the terms of the MOU, the Company, through its insurers, will contribute $26,000 to a settlement fund that will be used to compensate individuals who purchased the Company’s shares during the period from February 22, 2012 to February 27, 2015. In addition, under the terms of the MOU, the Company will issue 1 million shares of its common stock to the settlement fund with a value of approximately $16,020 based on the $16.02 closing price of the Company’s common stock on April 27, 2016. The MOU, which is expected to be formalized into a definitive settlement agreement, is subject to several contingencies including court approval. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. The ultimate resolution of these actions could have a material adverse effect on the Company’s financial condition and results of operations. However, as a result of these developments, the Company has determined that a probable loss has been incurred and has recognized a net charge to earnings of approximately $16,020 within selling general and administrative expense, which is comprised of the loss contingency of approximately $42,020, net of expected insurance proceeds of approximately $26,000. However, the ultimate resolution of these actions could have a material adverse effect on the Company’s financial condition and results of operations. The amount of loss associated with an issuance of shares of common stock will be determined based on the trading value of the shares on the date of issuance, which could increase the recognized loss if the trading value increases or result in a gain if the trading value decreases, The Company has classified the loss contingency of $42,020 as accrued securities class action and the expected insurance proceeds of $26,000 as insurance receivable on the accompanying balance sheet. While it is reasonably possible that the Company may incur a loss greater than the amounts recognized in the accompanying interim financial statements, the Company is unable to determine a range of possible losses greater than the amount recognized.

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

In connection with the Consolidated Cases, the Costello Matter and the McBride Matter (collectively, the “Derivative Litigation Matters”), the parties conducted a mediation to resolve the matter in March and April of 2016.  As a result of the mediation process, which continues, the Company has determined that a probable loss has been incurred related to the Derivative Litigation Matters and recognized a net charge to earnings of $2,500 within selling general and administrative expense in the accompanying statement of operations. The Company has classified the loss contingency of $5,000 within other current liabilities and the expected insurance proceeds of $2,500 within insurance receivable on the accompanying balance sheet. The ultimate resolution of these actions could have a material adverse effect on the Company’s financial condition and results of operations.

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

On June 12, 2015, United States Judicial Panel on Multi District Litigation (the “MDL Panel”) issued an order transferring and consolidating ten of the related federal class actions to the United States District Court for the Eastern District of Virginia (the “Virginia Court”). In a series of subsequent conditional transfer orders, the MDL Panel has transferred the other cases to the Virginia Court. The Company continues to seek to have any newly filed cases transferred and consolidated in the Virginia Court and ultimately, the Company expects all federal class actions involving formaldehyde allegations, including any newly filed cases, to be transferred and consolidated in the Virginia Court. The consolidated case in the Virginia Court is captioned In re: Lumber Liquidators Chinese-Manufactured Flooring Products Marketing, Sales, Practices and Products Liability Litigation.

Pursuant to a court order, plaintiffs filed a Representative Class Action Complaint in the Virginia Court on September 11, 2015. The complaint challenged the Company’s labeling of its flooring products and asserted claims under California, New York, Illinois, Florida and Texas law for fraudulent concealment, violation of consumer protection statutes, negligent misrepresentation and declaratory relief, as well as a claim for breach of implied warranty under California law. Thereafter, on September 18, 2015, plaintiffs filed the First Amended Representative Class Action Complaint (“FARC”) in which they added implied warranty claims under New York, Illinois, Florida and Texas law, as well as a federal warranty claim. The Company filed a motion to dismiss and answered the FARC. The Virginia Court granted the motion as to claims for negligent misrepresentation filed on behalf of certain plaintiffs, deferred as to class action allegations, and otherwise denied the motion. The Company also filed a motion to strike nationwide class allegations, on which the Virginia Court has not yet ruled. The Company also filed a motion to strike all personal injury claims made in class action complaints. Plaintiffs subsequently agreed and the Virginia Court has ordered that no Chinese formaldehyde class action pending in this lawsuit will seek damages for personal injury on a class-wide basis. The order does not affect any claims for personal injury brought solely on an individual basis. Fact discovery has closed and expert discovery is now proceeding in this matter.

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

The Company disputes the plaintiffs’ claims in these various actions and intends to defend these matters vigorously. Given the uncertainty of litigation, the preliminary stage of these cases and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

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

The defendant-insurers in the Wisconsin Action filed motions to dismiss or stay the Wisconsin Action in favor of the Virginia Action. On February 1, 2016, the Wisconsin court stayed the Wisconsin Action in favor of the proceedings in Virginia. On March 3, 2016, the court denied the Company’s ensuing motion for reconsideration.

On February 9, 2016, the Virginia court denied the Company’s motion to dismiss. The Virginia court also granted the remaining insurers’ motion to intervene, but stayed proceedings on their excess and umbrella insurance policies pending resolution of the primary insurers’ claims. Discovery is now underway, and the Virginia court has set the matter for trial commencing November 1, 2016.

Securities Laws

In March 2015, the Company received a grand jury subpoena issued in connection with a criminal investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia (the “U.S. Attorney”). In addition, on May 19, 2015, July 13, 2015 and March 11, 2016, the Company received subpoenas from the New York Regional Office of the SEC in connection with an inquiry by the SEC staff. Based on the subpoenas, the Company believes the focus of both the U.S. Attorney investigation and SEC investigation primarily relate to compliance with disclosure, financial reporting and trading requirements under the securities laws since 2011. The Company is fully cooperating with the investigations by the U.S. Attorney and SEC staff and continues to produce documents responsive to the subpoenas and pursuant to other requests received from the U.S. Attorney’s Office. Given that the investigation by the U.S. Attorney and SEC staff are still ongoing, the Company cannot estimate the reasonably possible loss or range of loss that may result from this matter.

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

The Company filed a motion to dismiss the SAC and the Abrasion Plaintiffs filed a motion for leave to file a corrected SAC. The Company’s motion was subsequently granted in part and denied in part. The court also denied the Abrasion Plaintiffs’ motion for leave to file a corrected SAC. The Abrasion Plaintiffs filed a Third Amended Complaint and the Company moved to dismiss the Third Amended Complaint, which is in the process of being briefed. The Company disputes the Abrasion Plaintiffs’ claims and intends to defend these matters vigorously. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

Gold Matter

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring (the “Bamboo Product”) that the Company sells is defective. On February 13, 2015, Gold filed an amended complaint that added three additional plaintiffs (collectively with Gold, “Gold Plaintiffs”). The Company moved to dismiss the amended complaint. After holding a hearing and taking the motion under submission, the court dismissed most of Gold Plaintiffs’ claims but allowed certain omission-based claims to proceed. Gold Plaintiffs filed a Second Amended Complaint on December 16, 2015, and then a Third Amended Complaint on January 20, 2016. In the Third Amended Complaint, Gold Plaintiffs allege that the Company has engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Bamboo Product and by concealing the Bamboo Product’s defective nature. Gold Plaintiffs seek the certification of a class of individuals in the United States who purchased the Bamboo Product, as well as seven state subclasses of individuals who are residents of California, New York, Illinois, West Virginia, Minnesota, Pennsylvania, and Florida, respectively, and purchased the Bamboo Product for personal, family, or household use. Gold Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, Gold Plaintiffs seek (i) a declaration that the Company’s actions violate the law and that the Company is financially responsible for notifying all purported class members, (ii) injunctive relief requiring the Company to replace and/or repair all of the Bamboo Product installed in structures owned by the purported class members, and (iii) a declaration that the Company must disgorge, for the benefit of the purported classes, all or part of its profits received from the sale of the allegedly defective Bamboo Product and/or to make full restitution to Gold Plaintiffs and the purported class members.

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

The third annual review of the AD and CVD rates was initiated in February 2015. In January 2016, the DOC issued non- binding preliminary results in the third annual review. The preliminary AD rate was 13.34% and the CVD preliminary rate was 1.43%. These rates are expected to be finalized in the DOC’s final results in May 2016. Any change in the applicable rates as a result of the third annual review would apply to imports occurring after the second period of review.

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

Other Matters

The Company is also, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, while the outcome of any such claims and disputes cannot be predicted with certainty, its ultimate liability in connection with these matters is not expected to have a material adverse effect on the results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. Forward-looking statements in this report may include, without limitation, statements regarding legal matters and settlement discussions, compliance with the plea agreement with the Department of Justice and the associated environmental compliance plan, the ability to source from anywhere in the world, the Company’s ability to borrow under its asset-backed revolving credit facility, elevated levels of legal and professional fees, elevated levels of payroll and stock-based compensation expense, sales growth, comparable store net sales, number of stores providing installation services, impact of cannibalization, impact of inflation, price changes, inventory availability and inventory per store, inventory valuation, earnings performance, stock-based compensation expense, margins, return on invested capital, advertising costs, costs to administer the Company’s indoor air quality testing program, intention to conduct additional investigation and reviews in connection with certain consumers’ indoor air quality tests, strategic direction, supply chain, the demand for the Company’s products, benefits from an improving housing market, construction of engineered hardwood as to not be subject to anti-dumping and countervailing duties, ultimate resolution of governmental investigations, and store openings and remodels.

The Company’s actual results could differ materially from those projected in or contemplated by the forward-looking statements as a result of potential risks, uncertainties and other factors including, but not limited to, changes in general economic and financial conditions, such as the rate of unemployment, consumer access to credit, and interest rate; the volatility in mortgage rates; the legislative/regulatory climate; political unrest in the countries of the Company’s suppliers; the ability to retain and motivate Company employees; the availability of sufficient suitable hardwood; the impact on our customers of our pricing strategy and our assortment displayed in a good-better-best format; the impact on the Company if the Company is unable to maintain quality control over its products; the cost and effect on the Company’s reputation of, and consumers’ purchasing decisions in connection with, unfavorable allegations surrounding the product quality of the Company’s laminate flooring sourced from China; the Company’s suppliers’ ability to meet its quality assurance requirements; disruption in the Company’s suppliers’ abilities to supply needed inventory; the impact on the Company’s business of its expansion of laminate products sourced from Europe and North America and the flooring industry’s demand for product from these regions; disruptions or delays in the production, shipment, delivery or processing through ports of entry; the strength of the Company’s competitors and their ability to increase their market share; slower growth in personal income; the number of customers requesting and cost associated with addressing the Company’s indoor air quality testing program; the ability to collect necessary additional information from applicable customers in connection with indoor air quality test results; changes in business and consumer spending and the demand for the Company’s products; changes in transportation costs; the rate of growth of residential remodeling and new home construction; the Company’s ability to offset the effects of the rate of inflation, if higher than expected; the demand for and profitability of installation services; changes in the scope or rates of any antidumping or countervailing duty rates applicable to the Company’s products; the duration, costs and outcome of pending or potential litigation or governmental investigations; ability to successfully and timely implement the Compliance Plan; ability to make timely payments pursuant to the terms of the Plea Agreement; ability to borrow under its asset-backed revolving credit facility; ability to reach an appropriate resolution in connection with the governmental investigations; and inventory levels. The Company specifically disclaims any obligation to update these statements, which speak only as of the dates on which such statements are made, except as may be required under the federal securities laws.

Information regarding these additional risks and uncertainties is contained in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”), including the Item 1A, “Risk Factors,” section of the Form 10-K for the year ended December 31, 2015.

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2015.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America, offering a complete purchasing solution across an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, resilient vinyl, bamboo and cork. At March 31, 2016, we sold our products through 375 Lumber Liquidators stores in 46 states in the United States (“U.S.”) and in Canada, a call center, websites and catalogs.

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

Executive Summary

Key results for the quarter ended March 31, 2016 were:

•	A net loss of $32.4 million, or $(1.20) per diluted share, compared to a net loss of $7.8 million, or $(0.29) per diluted share in the first quarter of 2015.

•	We made measurable progress in our efforts to resolve outstanding legal and regulatory issues facing the Company. Refer to Part II, Item 1 for a complete discussion of these legal and regulatory matters.

o	On March 18, 2016, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) with the State of California Air Resources Board (“CARB”) to resolve CARB’s inquiry related to certain laminate flooring sourced from China and sold by the Company prior to May 2015.

o	On April 5, 2016, the Superior Court of the State of California, County of Alameda issued a favorable ruling regarding the Company’s then outstanding legal matter related to a California law commonly known as Proposition 65.

o	On April 27, 2016, we entered into an agreement in principle, a memorandum of understanding (“MOU”), with the lead plaintiffs in the consolidated securities class action matter that sets forth our agreement in principle to settle outstanding claims against us. The terms provide for the use of available insurance proceeds (approximately $26.0 million) and 1 million shares of the Company’s common stock to fund a settlement account established for the benefit of the class. We do not expect to use available cash in the settlement of this matter.

•	Net sales for the first quarter of 2016 decreased $26.5 million, or 10.2%, over the first quarter of 2015 as an increase in net sales in non-comparable stores of $9.5 million was more than fully offset by a decrease in net sales in comparable stores of $36.0 million. The section shown below on Current Sales Trends provides a more detailed discussion on these results.

•	Other items impacting our results during the quarter related to our indoor air quality testing program as well as incremental legal and professional fees incurred during our defense of various legal and regulatory matters. Although we have made measurable progress in our efforts to resolve outstanding legal and regulatory issues, we believe legal and professional fees necessary to defend the Company will remain elevated above historic levels as we work through remaining matters. Additionally, insurance coverage previously available to address certain legal issues, will be exhausted as a result of reaching a settlement pursuant to the terms of the consolidated securities class action memorandum of understanding.

Current Sales Trends

Net sales in the first quarter of 2016 were $233.5 million, a decrease of 10.2%, from the first quarter of 2015.   In comparable stores, net sales for the first quarter decreased 13.9% in comparison to the first quarter of 2015, due to a 0.1% decrease in the average sale and a 13.8% decrease in the number of customers invoiced.  Comparable store net sales (i) for the two month period ended February 29, 2016 was $141.2 million and (ii) for the one month period ended March 31, 2016 was $82.3 million.  We believe the comparability of our sales performance during these periods is impacted by several events which occurred during either the current or prior year periods, including:

•	Changes in our promotional strategy in place during the two-month period ended February 28, 2015 which focused on aggressive advertised retail price points to improve customer interest and conversion rates. We believe those changes had a positive impact on our sales trends in 2015. While we believe our current promotional strategy remains competitive within the industry, we have chosen to be more strategic in our promotional activities, in response to current market trends and customer demand.

•	The impact of unfavorable allegations surrounding the product quality of our laminates sourced from China which were part of a 60 Minutes episode that aired on March 1, 2015 (the “broadcast”).

•	Continued negative consumer sentiment, which we believe was in part a result of heightened negative media coverage in the latter part of the first quarter of 2016 surrounding the product quality of laminates sourced from China, which have not been sold in our stores since May 2015. The heightened negative media coverage, including additional discussion of our products on 60 Minutes on February 21, 2016, focused on an error in, and subsequent correction of, a report issued by the Centers for Disease Control which discussed our laminate floors sourced from China. Subsequent to the additional negative media coverage, we assisted an increased number of individuals through our customer care department and processed an increased number of requests for indoor air quality testing in relation to recent history.

The following table highlights the impact of the above trends in certain key sales metrics for the two-month and one-month periods ended February 29, 2016 and March 31, 2016, respectively.

	Two Months Ended February 29, 2016	One Month Ended March 31, 2016	Three Months Ended March 31, 2016
	(dollars in thousands)
Net Sales	$147,537	$85,976	$233,513

Percentage Change	(13.5)%	(3.8)%	(10.2)%

Average Sale [1]	(0.2)%	0.1%	(0.1)%
Average Retail Price per Unit Sold [2]	(3.7)%	(2.4)%	(3.3)%

Comparable stores [3]:
Net Sales	(17.2)%	(7.6)%	(13.9)%
Customers invoiced[4]	(17.0)%	(7.7)%	(13.8)%

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

4 Change in number of customers invoiced is calculated by applying the average sale to total net sales at comparable stores.

Strategic Direction

We continue to focus on several key initiatives related to our core business that we believe will strengthen our sales and operating margin while providing an improved shopping experience to our customers. These initiatives include:

•	Focusing on store performance: We believe our store model provides a competitive advantage by allowing our associates to maximize the amount of time devoted to assisting customers throughout the buying process. During the quarter, we significantly enhanced our store operations team through the addition of a chief operating officer, who will focus on driving a consistent customer experience in our stores. Additionally, we continued to focus our store activities with key components of our approach to customer service and our value proposition.

•	Strengthening our value proposition: We offer a broad assortment of high quality flooring in varying widths, species, and constructions, as well as moldings and accessories, in addition to focusing on emerging product categories such as wood look tile and butcher block countertops. We seek to ensure that these products are available to meet customer demand at attractive retail prices and train our store associates to be experts in the products we sell.

We continued to focus on merchandise planning to ensure that we have the right products available for our customers, while making strategic investments in new, exclusive styles of products in anticipation of customer demand. We are also focused on evolving our marketing and brand strategy toward rebuilding trust while also broadening the relevance of our value proposition to attract new customers.

During the quarter, we continued our focus on our strategic pricing strategy and our assortment displayed in a good-better-best format, which we believe will improve customer experience and positively impact margins.  We also held Lumber Liquidators University (“LLU”), a hands-on training program designed to provide our regional and store managers with deeper product knowledge and strategies to better serve our customers.  The knowledge gained at LLU is then cascaded throughout our store network.

•	Responsible, compliant sourcing activities: We continue to enhance certain compliance procedures, which we believe will allow the Company to confidently source products from anywhere in the world. As required by our 2015 plea agreement with the Department of Justice (“DOJ”), related to the Lacey Act and described more fully in the Company’s 2015 annual report filed on Form 10-K, we believe we have implemented the required elements of our environmental compliance plan.

•	Opportunistically expanding our business to better serve our customers: We serve both do-it-yourself (“DIY”) customers as well as do-it-for-me (“DIFM”) customers who choose to select their flooring products but prefer to have those products installed for them. We continue to increase the number of stores which offer installation services coordinated by our associates, which provides our customers a better shopping experience, increases our average sale as well as the gross profit generated from those customers. Additionally, we focused on improving our infrastructure to support our commercial business during the quarter.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Increase
	% of Net Sales		(Decrease) in
	Three Months Ended March 31,		Dollar Amounts
	2016	2015	2016 vs. 2015
Net Sales	100.0%	100.0%	-10.2%
Gross Profit	32.6%	35.2%	-16.9%
Selling, General, and Administrative Expenses	50.2%	37.5%	20.0%
Operating Income (Loss)	(17.6)%	(2.3)%	577.8%
Other (Income) Expense	0.1%	-%	829.1%
Income (Loss) Before Income Taxes	(17.7)%	(2.3)%	578.4%
Provision for Income Taxes	(3.8)%	0.7%	-623.3%
Net Income (Loss)	(13.9)%	(3.0)%	316.5%
SELECTED SALES DATA
Average Sale [1]	$1,555	$1,560	-0.1%
Average Retail Price per Unit Sold [2]	(3.3)%	(6.8)%
Comparable Store Sales Increase (Decrease) (%)	(13.9)%	(1.8)%

Number of Stores Open, end of period	375	356
Number of Stores in Expanded Showroom Format	140	116
Number of Stores Opened in Period, net	1	4
Number of Stores Remodeled in Period [3]	2	9

Comparable stores[4]:
Customers invoiced[5]	(13.8)%	4.4%
Net sales of stores operating for 13 to 36 months	(10.5)%	3.7%
Net sales of stores operating for more than 36 months	(14.4)%	(2.6)%

Net sales in markets with all stores comparable (no cannibalization)	(11.9)%	1.4%
Net sales in cannibalized markets[6]	0.8%	19.4%

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

3 A remodeled store remains a comparable store as long as it is relocated within the primary trade area.

4 A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.

5 Change in number of customers invoiced is calculated by applying the average sale to total net sales at comparable stores.

6 A cannibalized market has at least one comparable store and one non-comparable store.

Results of Operations

For an understanding of the significant factors that influenced our performance during the quarter, the following discussion should be read in conjunction with the Company’s annual report filed on Form 10-K for the year ended December 31, 2015.

Net Sales

Net sales for first quarter ended March 31, 2016 decreased $26.5 million, or 10.2%, from the comparable period in 2015 as net sales in comparable stores decreased $36.0 million which was partially offset by an increase in non-comparable stores of $9.5 million. Notable items impacting net sales include:

•	We believe continued negative consumer sentiment at the end of the quarter was in part a result of heightened negative media coverage in late February and March of 2016 surrounding the Centers for Disease Control’s report on certain laminates sourced from China, which we have not been sold in our stores since May 2015. Subsequent to the additional negative media coverage, we assisted an increased number of individuals through our customer care department and processed an increased number of requests for indoor air quality testing in relation to recent history. During the same quarter in the prior year, the two months ended February 28, 2015 were not impacted by this negative media coverage while significant decreases in the number of customers invoiced began in March 2015 after the initial airing of the broadcast.

•	The Company’s average sale decreased as a result of a decrease in the average selling price of our products offset by slight increases in the volume of product sold. During the first quarter of 2016, the average selling price of our products was 3.3% lower than the comparable period in the prior year. This decrease was generally found across all of the products we sell.

•	Less than favorable net sales at comparable stores were offset by the expansion of the Company’s installation program which increased 65.9% to $8.9 million in first quarter of 2016.

Gross Profit

Gross profit decreased 16.9% in the first quarter of 2016 to $76.1 million from $91.6 million in the comparable period in 2015. Gross margin declined to 32.6% in the first quarter of 2016 from 35.2% in the first quarter of 2015. Notable items impacting gross margin include:

•	The average retail price per unit sold during the three month period ended March 31, 2016 decreased 3.3% from the comparable period in 2015.

•	We incurred $2.9 million and $2.4 million for purchases of testing kits and professional fees in the first quarters of 2016 and 2015, respectively, related to our indoor air quality testing program.

•	We incurred costs of $1.6 million in connection with the consolidation of certain laminate products sourced from China to a central warehouse during the first quarter of 2016 and $1.6 million of incremental transportation expenses incurred in conjunction with the consolidation and transition of the East Coast distribution center during the first quarter of 2015.

Selling, General and Administrative Expenses

SG&A expenses increased 20.0% in the first quarter of 2016 to $117.2 million from $97.7 million in the comparable period in 2015. Notable items impacting SG&A include:

•	For the three months ended March 31, 2016 and 2015, we incurred incremental legal and professional fees and settlement expenses of approximately $29.5 million and $14.5 million, respectively, in connection with our defense of various legal and regulatory matters. During the first quarter of 2016, we recorded $16.0 million in net accruals primarily related to our consolidated securities class action. During the first quarter of 2015, we recorded a $10.0 million accrual related to our ultimate settlement with the Environment and Natural Resources Division of the DOJ related to the Lacey Act.

•	Increases in salaries, commissions and benefits related to certain initiatives to retain our people, including both cash and equity awards, which resulted in costs of $1.1 million in the first quarter of 2016.

Operating Loss and Operating Margin

Operating loss for the three months ended March 31, 2016 was $41.1 million compared to operating loss of $6.1 million in the comparable period in 2015. Operating loss as a percent of net sales was (17.6)% for the three months ended March 31, 2016 compared to (2.3)% for the three months ended March 31, 2015.

Provision for Income Taxes

The effective tax rate of 21.5% for the three months ended March 31, 2016 was driven principally by the recognition of a valuation allowance against certain of our deferred tax assets coupled with a limitation on the recognition of tax benefits on an interim basis in which the quarterly tax benefit exceeds the estimated tax benefit for the full year. The effective tax rate of (27.9)% for the three months ended March 31, 2015 was driven principally by the recognition of a reserve for an uncertain tax position associated with the deductibility of a pre-tax charge for the Lacey Act settlement. At the end of the first quarter of 2016, refundable income taxes and the deferred tax asset were $34.5 million and $12.3 million, respectfully. At the end of the first quarter of 2015, refundable income taxes and the deferred tax asset were $0.3 million and $8.9 million, respectfully.

Diluted Earnings per Share

Net loss for the three months ended March 31, 2016 was $32.4 million, resulting in a loss of $1.20 per diluted share, compared to a net loss of $7.8 million, or $0.29 per diluted share, for the three months ended March 31, 2015.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. We periodically use excess cash flow to repurchase shares of our common stock under our stock repurchase program, however, we have suspended our share repurchase plan until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. Our principal sources of liquidity at March 31, 2016 were $22.0 million of cash and cash equivalents, our expected cash flows from operations and $61.6 million of availability under our revolving credit facility, subject to potential limitations.

In 2016, we believe that capital expenditures will total between $10.0 million and $20.0 million, but we will continue to assess and adjust our level of capital expenditures based on changing circumstances. Included in our capital requirements, we will continue to selectively evaluate the opening of new stores and the remodeling and relocating of existing stores while continuing to focus on our current store base.

Cash and Cash Equivalents

During the first three months of 2016, cash and cash equivalents decreased $4.7 million to $22.0 million. The decrease of cash and cash equivalents was primarily due to $8.2 million of net cash used in operating activities and $2.4 million used for capital expenditures, which were partially offset by the $5.0 million borrowed under the revolving credit facility.

During the first three months of 2015, cash and cash equivalents increased $23.6 million to $43.9 million. The increase of cash and cash equivalents was primarily due to $13.2 million of net cash provided by operating activities and $20.0 million borrowed under the revolving credit facility, which were partially offset by the use of $9.0 million for capital expenditures.

Merchandise Inventories

Merchandise inventories at March 31, 2016 decreased $4.4 million from December 31, 2015, due to a decrease in inbound in-transit inventory of $8.7 million which was partially offset by an increase in available for sale inventory of $4.3 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of	As of	As of
	March 31, 2016	December 31, 2015	March 31, 2015
	(in thousands)
Inventory – Available for Sale	$220,219	$215,903	$274,706
Inventory – Inbound In-Transit	19,787	28,499	26,770
Total Merchandise Inventories	$240,006	$244,402	$301,476

Available Inventory Per Store	$587	$577	$772

Available inventory per store at March 31, 2016 was higher than December 31, 2015 primarily due to planned inventory increases ahead of our spring selling season and the timing of expected net sales. Available inventory per store was lower than March 31, 2015 primarily as a result of our efforts to simplify our assortment and better manage working capital. Part of our strategic direction to strengthen our value proposition is to ensure that each store location has the right mix of product available to meet customer demand, which we believe will enhance the shopping experience for our customers.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning.

Cash Flows

Operating Activities. Net cash used in operating activities was $8.2 million for the three months ended March 31, 2016 and net cash provided by operating activities was $13.2 million for the three months ended March 31, 2015. Net cash in operating activities decreased primarily due to less profitable operations and a smaller build in customer deposits and store credits, which were partially offset by a decrease in inventory and other working capital changes.

Investing Activities. Net cash used in investing activities for capital expenditures was $2.4 million and $9.0 million for the three months ended March 31, 2016 and 2015, respectively. Capital expenditures decreased in comparison to the first quarter of the prior year primarily due to fewer new store openings and lower expenditures related to our information technology initiatives. Capital expenditures for the first quarter of 2015 included approximately $3.6 million related to store base expansion and remodeling, approximately $1.9 million related to the East Coast distribution center and approximately $1.0 million for the finishing lines.

Financing Activities. Net cash provided by financing activities was $4.9 million and $19.7 million for the three months ended March 31, 2016 and 2015, respectively. Net cash provided by financial activities was primarily due to $5.0 million and $20.0 million of net borrowings on the revolving credit facility during the first quarter ended March 31, 2016 and 2015, respectively.

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

In the first quarter of 2016, approximately 21,600 testing kits were sent to Lumber Liquidators customers through the program, for a total of approximately 69,600 testing kits sent since the program’s inception. In total, approximately 35,900 of testing kits have been returned. Of those returned, over 90% indicated indoor air concentrations of formaldehyde within the guidelines set by the World Health Organization (“WHO”) as protective against sensory irritation and long-term health effects. While various groups have recommended higher or lower levels, there is currently no national standard for recommended indoor home air concentrations of formaldehyde in the United States. We have chosen to use the guideline established by the WHO, which is an international consensus standard that draws on recent research and the expertise of the many governments, academic institutions and researchers that have studied formaldehyde emissions.

We have been and continue to directly contact the customers whose test results indicate an indoor formaldehyde level in excess of the WHO guideline for additional investigation and next steps. These “Phase 2” steps primarily consist of independent third-party laboratory testing of flooring samples from these customers. Throughout the first quarter of 2016, we facilitated customers with elevated Phase 1 testing results to complete Phase 2. If the results of this testing indicates that the flooring is contributing to formaldehyde levels in a customer’s home at elevated levels, we will work with the customer, at the Company’s discretion, to replace the customer’s floor or compensate the customer for the cost of the floor as part of “Phase 3”. We did not record a reserve for Phase 3 based on the results we have received to date from the testing of customer flooring samples. We believe the test results and number of tests obtained to date provided a reasonable basis to support our assertion that a material reserve related to the replacement of customer floors was not warranted.  We will, however, continue to evaluate the results of each phase of the indoor air quality testing program.  Should our results differ from current trends, we could record a material charge in future periods.

Costs related to this testing program and subsequent follow-up with customers were included in cost of sales for the three months ended March 31, 2016. At March 31, 2016, we adjusted the reserve for an estimate of actual and future costs related to the air quality testing program. The reserve was based on actual experience to date, estimated using information through the filing date of the financial statements and was included in other current liabilities on the condensed consolidated balance sheet.

	Cost of Sales	Reserve
	Three Months Ended	As of
	March 31, 2016	March 31, 2016
Phase 1: Cost and administration for test kits which were probable of being sent to the Company’s customers as part of the air quality testing program	$2,557	$—

Phase 2: Costs to service certain customers not satisfied by the results of the air quality testing program, primarily consisting of testing of flooring samples	338	779

Phase 3: Costs to satisfy remaining customer concerns based on results of floor sample testing results received to date	—	—

Total	$2,895	$779

Should our actual experience related to results of our indoor air quality testing program and subsequent follow-up with customers differ from these estimates, additional reserves for customer satisfaction and warranty costs may be recorded in the future.

Consumer Product Safety Commission Investigation

In March 2015, we received notice from the Consumer Product Safety Commission (“CPSC”) that it was opening an investigation into the safety of formaldehyde in our laminate flooring sourced from China. We have cooperated with the CPSC throughout its investigation. During its investigation, the CPSC shared test results related to its independent testing of our laminate flooring sourced from China with the Agency for Toxic Substances and Disease Registry (“ATSDR”). On February 10, 2016, ATSDR published its findings regarding formaldehyde emissions from a limited sample set of our flooring that had been tested by the CPSC, which was republished on March 22, 2016. The republished ATSDR report concluded that the 33 samples tested posed a low risk of cancer from exposure and that the amount of formaldehyde released could lead to health symptoms such as an increase in breathing problems as well as short-term eye, nose or throat irritation, particularly in susceptible populations. Additionally, the republished ATSDR report noted that the levels emitted, combined with normal background levels, could increase risk of breathing problems and short-term eye, nose or throat irritation. Finally, the republished ATSDR report concluded that the estimated risk of cancer is 6-30 cases per 100,000 people, but emphasized that the model used was conservative and that the cancer risk is likely lower.

The CPSC’s investigation has not concluded, and we will continue to work with the CPSC.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our critical accounting policies and estimates since our last annual report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our revolving credit agreement are exposed to interest rate risk due to the variable rate of the facility. As of March 31, 2016, we had $25.0 million outstanding under our revolving credit agreement.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2016. Based on this evaluation, the Company's Chief Executive Officer and interim Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2016 due to the material weakness at December 31, 2015, described below.  To address the material weakness referenced below, the Company performed additional testing, verification and validation of information technology user access in order to prepare the unaudited quarterly condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).  Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting. In the course of completing our assessment of internal control over financial reporting as of December 31, 2015, management identified deficiencies related to the design and operating effectiveness of its information technology (“IT”) general controls for the Company’s enterprise resource planning system (referred to hereinafter as the “ERP system”). The ERP system is utilized in the performance of transactional and management review controls that comprise the principal element of the Company’s system of internal control over financial reporting and are relevant to the preparation of its condensed consolidated financial statements. These deficiencies involve user access controls that are intended to ensure that access and revisions to financial applications and data is adequately restricted to appropriate personnel. The ineffective user access controls resulted in ineffective segregation of duties within the Company’s IT environment, whereby certain personnel and contractors have the capability to perform conflicting duties within the ERP system. Finally, the Company did not maintain effective controls over certain periodic reviews of user access. As a result of the aggregate deficiencies identified, there is a reasonable possibility that the effectiveness of business process controls that utilize electronic data and financial reports generated from the affected ERP system could be adversely affected.

Management has been actively engaged in developing and implementing a remediation plan to address the material weakness in the Company’s ERP system noted above. The remediation actions we are taking and expect to take include the following:

•	Improving the design, operation and monitoring of control activities and procedures associated with user and administrator access to the affected IT system, including both preventive and detective control activities;
•	Standardize the assignment of user access roles and responsibilities within the Company’s ERP system; and
•	Reviewing the responsibilities in the functional areas that support and monitor our IT systems.

Management believes that these efforts will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, and tested and concluded by management to be designed and operating effectively. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary. While progress has been made related to the remediation activities noted above, deficiencies in user access controls for our ERP system and reliance on data generated from our ERP system have not yet been proven to be remediated. Accordingly, the material weakness in our internal controls over financial reporting related to information technology user access controls had not been remediated as of March 31, 2016.

During fiscal year 2016, management will test and evaluate the implementation of the new processes established as a result of the remediation plans, and the related internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements. Notwithstanding the identified material weaknesses, management believes the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at March 31, 2016 and for the periods presented in accordance with U.S. GAAP.

As part of the process of remediating our material weakness discussed above, management continues to evaluate resources, evaluate roles and responsibilities of key personnel and assess the need to make changes to certain processes related to our information technology general controls. No other changes occurred in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Except as noted in the preceding paragraphs, there has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

California Air Resources Board

As previously disclosed, the California Air Resources Board (“CARB”) conducted inspections and testing of certain of our laminate products sourced from China and sold in our stores prior to May 2015. In March 2016, we entered into a settlement agreement with CARB, which did not constitute an admission of wrongdoing by us and provided that CARB release us from any and all claims that CARB may have had related to these products. Under the terms of the settlement agreement, we agreed to pay a total of $2.5 million upon execution of the settlement agreement. As a result, we recorded an additional $1.0 million in other current liabilities and selling, general and administrative expenses during the first quarter of 2016. Additionally, we agreed to implement certain voluntary measures, including a risk based supplier audit program and testing research program.

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

Trial began on March 7, 2016 and the Prop 65 Plaintiffs presented evidence in support of their contention that we failed to provide clear and reasonable warnings. After the Prop 65 Plaintiffs completed the warnings portion of their case, we moved for judgment and, on April 4, 2016, the court issued a ruling granting us motion for judgment. We are preparing a statement of decision and expect the court to enter judgment for us by June 30, 2016. Although we accrued $0.9 million in the fourth quarter of 2015 as our best estimate of the probable loss that may result from this action at such time, given the court’s ruling, we have subsequently reversed this accrual during the first quarter of 2016. In light of the court’s ruling, the likelihood of a material loss in connection with this matter is now remote.

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

The lead plaintiffs filed a consolidated amended complaint on April 22, 2015. The consolidated amended complaint alleges that the Defendants made material false and/or misleading statements that caused losses to investors. In particular, the lead plaintiffs allege that the Defendants made material misstatements or omissions related to their compliance with the Lacey Act, the chemical content of certain of their wood products, and their supply chain and inventory position. The lead plaintiffs do not quantify any alleged damages in their consolidated amended complaint but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The Defendants moved to dismiss the consolidated amended complaint but, on December 21, 2015, the court denied this motion.

On April 27, 2016, the Defendants entered into an agreement in principle, a Memorandum of Understanding (“MOU”), with the lead plaintiffs in the consolidated securities class action. Under the terms of the MOU, we, through our insurers, will contribute $26.0 million to a settlement fund that will be used to compensate individuals who purchased our shares during the period from February 22, 2012 to February 27, 2015. In addition, under the terms of the MOU, we will issue 1 million shares of our common stock to the settlement fund with a value of approximately $16.0 million based on the $16.02 closing price of our common stock on April 27, 2016. The MOU, which is expected to be formalized into a definitive settlement agreement, is subject to several contingencies, including court approval. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. The ultimate resolution of these actions could have a material adverse effect on our financial condition and results of operations. However, as a result of these developments, we have determined that a probable loss has been incurred and have recognized a net charge to earnings of approximately $16.0 million within selling, general and administrative expense, which is comprised of the loss contingency of approximately $42.0 million, net of expected insurance proceeds of approximately $26.0 million. However, the ultimate resolution of these actions could have a material adverse effect on our financial condition and results of operations. The amount of loss associated with an issuance of shares of common stock will be determined based on the trading value of the shares on the date of issuance, which could increase the recognized loss if the trading value increases or result in a gain if the trading value decreases. We have classified the loss contingency of $42.0 million as accrued securities class action and the expected insurance proceeds of $26.0 million as insurance receivable on the accompanying balance sheet. While it is reasonably possible that we may incur a loss greater than the amounts recognized in the accompanying interim financial statements, we are unable to determine a range of possible losses greater than the amount recognized.

Derivative Litigation Matters

Consolidated Cases

On or about March 11, 2015, R. Andre Klein (“Klein”) filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against our directors at that time, as well as its Senior Vice President, Supply Chain, former Chief Merchandising Officer and former Chief Financial Officer (collectively, the “Klein Defendants”). On or about April 1, 2015, Phuc Doan (“Doan”) filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against our directors at that time, as well as its Senior Vice President, Supply Chain, former Chief Merchandising Officer and former Chief Financial Officer (collectively, the “Doan Defendants”). On or about April 15, 2015, Amalgamated Bank, as trustee for the Longview 600 Small Cap Index Fund, filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against our directors at that time, as well as our former Chief Merchandising Officer, former Chief Financial Officer, Senior Vice President, Supply Chain and our former Chief Executive Officer and President (collectively, the “Amalgamated Defendants,” and, with the Klein and Doan Defendants, the “Individual Defendants”). We were named as a nominal defendant only in these three suits.

On May 27, 2015, the court consolidated the Klein, Doan, and Amalgamated Bank suits, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action as In re Lumber Liquidators Holdings, Inc. Shareholder Derivative Litigation. In the complaints, Klein’s, Doan’s and Amalgamated Bank’s (collectively, “Plaintiffs”) allegations include (i) breach of fiduciary duties, (ii) abuse of control, (iii) gross mismanagement, (iv) unjust enrichment, (v) insider trading, (vi) corporate waste, (vii) common-law conspiracy, and (viii) statutory conspiracy. Plaintiffs did not quantify any alleged damages in their complaints but, in addition to attorneys’ fees and costs, Plaintiffs seek (1) a declaration that the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to us, (2) a determination and award to us of the damages sustained by us as a result of the violations of each of the Individual Defendants, jointly and severally, (3) a directive to us and the Individual Defendants to take all necessary actions to reform and improve our corporate governance and internal procedures to comply with applicable laws and to protect us and our shareholders from a repeat of the events that led to the filing of this action, (4) a determination and award to us of exemplary damages in an amount necessary to punish the Individual Defendants and to make an example of the Individual Defendants to the community according to proof of trial, (5) the awarding of restitution to us from the Individual Defendants, (6) a requirement that we establish corporate policies and procedures prohibiting the use of Chinese manufacturers of its products, (7) a prohibition against us using wood or wood products from the Russian Far East, (8) a requirement that we establish corporate policies and procedures to ensure compliance with CARB standards for all of its flooring products, and (9) disgorgement and payment to us of all compensation and profits made by the Individual Defendants, and each of them, at any time during which such Individual Defendants were breaching fiduciary duties owed to us and/or committing, or aiding and abetting the commitment of, corporate waste.

Additionally, in May 2015, we received a shareholder demand from Timothy Horton (“Horton”). The allegations and demands made by Horton overlap substantially with those raised in the consolidated action. On June 11, 2015, the Special Committee of the Board of Directors (the “Special Committee”) exercised its authority to create a three-person Demand Review Committee, which is comprised of three independent directors and tasked with investigating the claims made in the consolidated action and the Horton demand letter and making a recommendation to the board of directors as to whether it would be in the best interests of us to pursue any of those claims. Thereafter, the members of the Demand Review Committee filed a motion to stay the consolidated action pending completion by the Demand Review Committee of its investigation and recommendation to the board of directors.

Further, in the consolidated action, we filed a motion to dismiss based on the failure to make a demand upon our board of directors, and the Individual Defendants filed a motion to dismiss based on the failure to state a claim. These motions are fully briefed and pending before the court.

Costello Matter

On or about March 6, 2015, James Costello (“Costello”) filed a shareholder derivative suit in the Court of Chancery of the State of Delaware against our directors at that time (the “Costello Derivative Defendants”). We were named as a nominal defendant only. On April 1, 2015, the case was voluntarily stayed. On June 19, 2015, the stay was lifted at Costello’s request and Costello subsequently filed an amended complaint. The amended complaint added our Senior Vice President, Supply Chain, former Chief Merchandising Officer and former Chief Financial Officer as defendants (along with the Derivative Defendants, the “Costello Defendants”). Costello’s allegations include (i) breach of fiduciary duties, (ii) gross mismanagement, (iii) unjust enrichment, and (iv) insider selling and the misappropriation of certain of our information in connection therewith. Costello did not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, Costello seeks (i) against the Costello Defendants and in our favor the amount of damages sustained by us as a result of the Costello Defendants’ breaches of fiduciary duties, gross mismanagement and unjust enrichment, (ii) extraordinary equitable and/or injunctive relief, including attaching, impounding, imposing a constructive trust on or otherwise restricting the proceeds of the Costello Defendants’ trading activities or their assets, (iii) awarding to our restitution from the Costello Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Costello Defendants; and (iv) additional equitable and/or injunctive relief that would require us to institute certain compliance policies and procedures.

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

McBride Matter

On or about March 27, 2015, James Michael McBride (“McBride”) filed a shareholder derivative suit in the Circuit Court of the City of Williamsburg and County of James City, Virginia against our directors at that time, as well as our former Chief Merchandising Officer and former Chief Financial Officer (collectively, the “McBride Defendants”). We were named as a nominal defendant only. In the complaint, McBride’s allegations include (i) breach of fiduciary duties, (ii) gross mismanagement, (iii) abuse of control, (iv) insider trading, and (v) unjust enrichment. McBride did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, McBride seeks (i) the awarding, against the McBride Defendants, and in favor of the Company, of damages sustained by us as a result of certain of the McBride Defendants’ breaches of their fiduciary duties and (ii) a directive to us to (a) take all necessary actions to reform and improve our corporate governance and internal procedures, (b) comply with our existing governance obligations and all applicable laws and (c) protect us and our investors from a recurrence of the events that led to the filing of this action. On July 6, 2015, McBride filed an amended complaint. The amended complaint added claims for statutory conspiracy and common law conspiracy and, in connection with the statutory conspiracy claim, seeks damages in the amount of three times the actual damages incurred by us as the result of the alleged wrongful acts. Pursuant to a voluntary agreement between the parties, the defendants have not yet responded to the amended complaint.

In connection with the Consolidated Cases, the Costello Matter and the McBride Matter (collectively, the “Derivative Litigation Matters”), the parties conducted a mediation to resolve the matter in March and April of 2016.  As a result of the mediation process, which continues, we have determined that a probable loss has been incurred related to the Derivative Litigation Matters and recognized a net charge to earnings of $2.5 million within selling general and administrative expense in the accompanying statement of operations. We have classified the loss contingency of $5.0 million within other current liabilities and the expected insurance proceeds of $2.5 million within insurance receivable on the accompanying balance sheet. The ultimate resolution of these actions could have a material adverse effect on our financial condition and results of operations.

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

On June 12, 2015, United States Judicial Panel on Multi District Litigation (the “MDL Panel”) issued an order transferring and consolidating ten of the related federal class actions to the United States District Court for the Eastern District of Virginia (the “Virginia Court”). In a series of subsequent conditional transfer orders, the MDL Panel has transferred the other cases to the Virginia Court. We continue to seek to have any newly filed cases transferred and consolidated in the Virginia Court and ultimately, we expect all federal class actions involving formaldehyde allegations, including any newly filed cases, to be transferred and consolidated in the Virginia Court. The consolidated case in the Virginia Court is captioned In re: Lumber Liquidators Chinese-Manufactured Flooring Products Marketing, Sales, Practices and Products Liability Litigation.

Pursuant to a court order, plaintiffs filed a Representative Class Action Complaint in the Virginia Court on September 11, 2015. The complaint challenged our labeling of our flooring products and asserted claims under California, New York, Illinois, Florida and Texas law for fraudulent concealment, violation of consumer protection statutes, negligent misrepresentation and declaratory relief, as well as a claim for breach of implied warranty under California law. Thereafter, on September 18, 2015, plaintiffs filed the First Amended Representative Class Action Complaint (“FARC”) in which they added implied warranty claims under New York, Illinois, Florida and Texas law, as well as a federal warranty claim. We filed a motion to dismiss and answered the FARC. The Virginia Court granted the motion as to claims for negligent misrepresentation filed on behalf of certain plaintiffs, deferred as to class action allegations, and otherwise denied the motion. We also filed a motion to strike nationwide class allegations, on which the Virginia Court has not yet ruled. We also filed a motion to strike all personal injury claims made in class action complaints. Plaintiffs subsequently agreed and the Virginia Court has ordered that no Chinese formaldehyde class action pending in this lawsuit will seek damages for personal injury on a class-wide basis. The order does not affect any claims for personal injury brought solely on an individual basis. Fact discovery has closed and expert discovery is now proceeding in this matter.

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

We dispute the plaintiffs’ claims in these various actions and intends to defend these matters vigorously. Given the uncertainty of litigation, the preliminary stage of these cases and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.

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

On April 27, 2015, we filed a similar but more comprehensive action against nine of its general, umbrella and excess insurers (including the five Plaintiffs in the Virginia Action) in the Circuit Court for Dane County, Wisconsin (where four of the insurers are domiciled) (the “Wisconsin Action”). In the Wisconsin Action, we asserted breach of contract claims against our general liability insurers, alleging that these insurers had wrongfully failed to defend us in connection with the Chinese-manufactured laminate flooring claims. We also asserted breach of contract and bad faith claims against two of our general liability insurers, arising out of the manner in which those insurers computed retrospective premiums under their policies in connection with the Chinese-manufactured laminate flooring lawsuits. Finally, we sought declaratory relief from the court as to its rights and the insurers’ responsibilities under their policies.

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

The defendant-insurers in the Wisconsin Action filed motions to dismiss or stay the Wisconsin Action in favor of the Virginia Action. On February 1, 2016, the Wisconsin court stayed the Wisconsin Action in favor of the proceedings in Virginia. On March 3, 2016, the court denied our ensuing motion for reconsideration.

On February 9, 2016, the Virginia court denied our motion to dismiss. The Virginia court also granted the remaining insurers’ motion to intervene, but stayed proceedings on their excess and umbrella insurance policies pending resolution of the primary insurers’ claims. Discovery is now underway, and the Virginia court has set the matter for trial commencing November 1, 2016.

Securities Laws

In March 2015, we received a grand jury subpoena issued in connection with a criminal investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia (the “U.S. Attorney”). In addition, on May 19, 2015, July 13, 2015 and March 11, 2016, we received subpoenas from the New York Regional Office of the SEC in connection with an inquiry by the SEC staff. Based on the subpoenas, we believe the focus of both the U.S. Attorney investigation and SEC investigation primarily relate to compliance with disclosure, financial reporting and trading requirements under the securities laws since 2011. We are fully cooperating with the investigations by the U.S. Attorney and SEC staff and continues to produce documents responsive to the subpoenas and pursuant to other requests received from the U.S. Attorney’s Office. Given that the investigation by the U.S. Attorney and SEC staff are still ongoing, we cannot estimate the reasonably possible loss or range of loss that may result from this matter.

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

We filed a motion to dismiss the SAC and the Abrasion Plaintiffs filed a motion for leave to file a corrected SAC. Our motion was subsequently granted in part and denied in part. The court also denied the Abrasion Plaintiffs’ motion for leave to file a corrected SAC. The Abrasion Plaintiffs filed a Third Amended Complaint and we moved to dismiss the Third Amended Complaint, which is in the process of being briefed. We dispute the Abrasion Plaintiffs’ claims and intend to defend these matters vigorously. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

Gold Matter

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring (the “Bamboo Product”) that we sell is defective. On February 13, 2015, Gold filed an amended complaint that added three additional plaintiffs (collectively with Gold, “Gold Plaintiffs”). We moved to dismiss the amended complaint. After holding a hearing and taking the motion under submission, the court dismissed most of Gold Plaintiffs’ claims but allowed certain omission-based claims to proceed. Gold Plaintiffs filed a Second Amended Complaint on December 16, 2015, and then a Third Amended Complaint on January 20, 2016. In the Third Amended Complaint, Gold Plaintiffs allege that we have engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Bamboo Product and by concealing the Bamboo Product’s defective nature. Gold Plaintiffs seek the certification of a class of individuals in the United States who purchased the Bamboo Product, as well as seven state subclasses of individuals who are residents of California, New York, Illinois, West Virginia, Minnesota, Pennsylvania, and Florida, respectively, and purchased the Bamboo Product for personal, family, or household use. Gold Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, Gold Plaintiffs seek (i) a declaration that our actions violate the law and that we are financially responsible for notifying all purported class members, (ii) injunctive relief requiring us to replace and/or repair all of the Bamboo Product installed in structures owned by the purported class members, and (iii) a declaration that we must disgorge, for the benefit of the purported classes, all or part of its profits received from the sale of the allegedly defective Bamboo Product and/or to make full restitution to Gold Plaintiffs and the purported class members.

We filed its answer to the Third Amended Complaint on February 3, 2016, and discovery in the matter is now proceeding. We dispute the Gold Plaintiffs’ claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to our engineered hardwood imported from China, which accounted for approximately 10% of our flooring purchases in 2014 and approximately 6% of its flooring purchases in 2015.

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

In the first DOC annual review in this matter, rates were modified for AD rates through November 2012 and for CVD rates through 2011. Specifically, the AD rate was set at 5.92% and the CVD rate was set at 0.83%. These rates are being appealed to the CIT by several parties, including us. Based on what has been paid by us to date for the periods covered by the first annual review, we believe our best estimate of the probable loss was approximately $0.8 million for shipments during the applicable time periods covered by the first annual review, which we recorded as a long-term liability in its accompanying consolidated balance sheet and in cost of sales in its second quarter 2015 consolidated financial statements.

In January 2015, pursuant to the second annual review, the DOC issued a non-binding preliminary AD rate of 18.27% for purchases from December 2012 through November 2013 and a preliminary CVD rate of 0.97% for purchases in fiscal year 2012. The rates were finalized in early July 2015 with the AD rate set at 13.74% and the CVD rate set at 0.99%. We have appealed these rates. Notwithstanding our appeal, as these rates are now confirmed, we believe its best estimate of the probable loss was $4.1 million for shipments during the applicable time periods, which we recorded as a long-term liability on its accompanying consolidated balance sheet and in cost of sales in our second quarter 2015 consolidated financial statements. Beginning in July 2015, we began paying these rates on each applicable purchase.

The third annual review of the AD and CVD rates was initiated in February 2015. In January 2016, the DOC issued non- binding preliminary results in the third annual review. The preliminary AD rate was 13.34% and the CVD preliminary rate was 1.43%. These rates are expected to be finalized in the DOC’s final results in May 2016. Any change in the applicable rates as a result of the third annual review would apply to imports occurring after the second period of review.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. There have been no material changes to those risk factors since we filed our fiscal 2015 annual report on Form 10-K. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended March 31, 2016 (dollars in thousands, except per share amounts):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
January 1, 2016 to January 31, 2016	—	—	—	$14,728
February 1, 2016 to February 29, 2016	—	—	—	14,728
March 1, 2016 to March 31, 2016	6,710	$11.84	—	14,728
Total	6,710	$11.84	—	$14,728

1 We repurchased 6,710 shares of our common stock in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended March 31, 2016.

2 Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: May 10, 2016	By:	/s/ Gregory A. Whirley, Jr.
Gregory A. Whirley, Jr.
Interim Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1

Executive Employment Agreement, dated February 23, 2016, by and between Lumber Liquidators Holdings, Inc. and John M. Presley (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed February 29, 2016 (File No. 001-33767), and incorporated herein by reference)

10.2

Offer Letter, dated February 23, 2016, by and between Lumber Liquidators Holdings, Inc. and Dennis R. Knowles (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed February 29, 2016 (File No. 001-33767), and incorporated herein by reference)

10.3

Settlement Agreement and Release between Lumber Liquidators Services, Inc. and the State of California (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed March 22, 2016 (File No. 001-33767), and incorporated herein by reference)

31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

