Form 10-Q
period 2016-06-30
Lumber Liquidators Holdings, Inc.
filed 2016-07-27
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 25, 2016, there are 27,142,069 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2016

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and Cash Equivalents	$12,732	$26,703
Merchandise Inventories	254,937	244,402
Insurance Receivable	28,500	—
Prepaid Expenses	7,116	5,931
Other Current Assets	56,733	45,752
Total Current Assets	360,018	322,788
Property and Equipment, net	116,949	121,997
Goodwill	9,693	9,693
Other Assets	1,710	1,724
Total Assets	$488,370	$456,202

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$72,396	$55,247
Customer Deposits and Store Credits	30,997	33,771
Accrued Compensation	9,347	6,057
Accrued Securities Class Action	41,420	—
Sales and Income Tax Liabilities	3,641	3,914
Other Current Liabilities	28,989	28,755
Total Current Liabilities	186,790	127,744
Other Long-Term Liabilities	21,847	20,252
Deferred Tax Liability	11,806	10,638
Revolving Credit Facility	32,000	20,000
Total Liabilities	252,443	178,634

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 shares authorized; 27,142,069 and 27,088,460 shares outstanding, respectively)	30	30
Treasury Stock, at cost (2,832,057 and 2,824,814 shares, respectively)	(139,074)	(138,987)
Additional Capital	183,329	180,590
Retained Earnings	192,968	237,600
Accumulated Other Comprehensive Loss	(1,326)	(1,665)
Total Stockholders’ Equity	235,927	277,568
Total Liabilities and Stockholders’ Equity	$488,370	$456,202

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net Sales	$238,092	$247,944	$471,605	$507,905
Cost of Sales	167,508	185,660	324,912	354,009
Gross Profit	70,584	62,284	146,693	153,896
Selling, General and Administrative Expenses	89,900	90,551	207,136	188,231
Operating Income (Loss)	(19,316)	(28,267)	(60,443)	(34,335)
Other Expense	131	65	282	81
Income (Loss) Before Income Taxes	(19,447)	(28,332)	(60,725)	(34,416)
Income Tax Expense (Benefit)	(7,217)	(7,985)	(16,093)	(6,289)
Net Income (Loss)	$(12,230)	$(20,347)	$(44,632)	$(28,127)
Net Income (Loss) per Common Share—Basic	$(0.45)	$(0.75)	$(1.65)	$(1.04)
Net Income (Loss) per Common Share—Diluted	$(0.45)	$(0.75)	$(1.65)	$(1.04)
Weighted Average Common Shares Outstanding:
Basic	27,108,461	27,082,878	27,099,518	27,077,312
Diluted	27,108,461	27,082,878	27,099,518	27,077,312

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net Income (Loss)	$(12,230)	$(20,347)	$(44,632)	$(28,127)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	22	163	339	(182)
Total Other Comprehensive Income (Loss)	22	163	339	(182)
Comprehensive Income (Loss)	$(12,208)	$(20,184)	$(44,293)	$(28,309)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net Income (Loss)	$(44,632)	$(28,127)
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	8,867	8,756
Stock-Based Compensation Expense	3,085	597
Stock-Based Portion of Provision for Securities Class Action	15,420	—
Impairment Charges	—	5,351
Deconsolidation of Variable Interest Entity	—	1,457
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(11,308)	46,872
Accounts Payable	16,860	(20,562)
Customer Deposits and Store Credits	(2,692)	(3,694)
Prepaid Expenses and Other Current Assets	(40,643)	(7,324)
Other Assets and Liabilities	31,318	15,725
Net Cash (Used in) Provided by Operating Activities	(23,725)	19,051
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(3,834)	(14,251)
Other Investing Activities	575	—
Net Cash Used in Investing Activities	(3,259)	(14,251)
Cash Flows from Financing Activities:
Borrowings on Revolving Credit Facility	17,000	39,000
Payments on Revolving Credit Facility	(5,000)	(19,000)
Other Financing Activities	114	(276)
Net Cash Provided by Financing Activities	12,114	19,724
Effect of Exchange Rates on Cash and Cash Equivalents	899	455
Net (Decrease) Increase in Cash and Cash Equivalents	(13,971)	24,979
Cash and Cash Equivalents, Beginning of Period	26,703	20,287
Cash and Cash Equivalents, End of Period	$12,732	$45,266

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

Note 1.	Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate and resilient vinyl flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay, adhesives and flooring tools. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand floors. The Company also provides in-home delivery and installation services to certain of its customers. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 379 store locations in primary or secondary metropolitan areas. The Company’s stores span 46 states in the United States (“U.S.”) and include eight stores in Canada at June 30, 2016. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing lines in Toano, Virginia, which along with the call center and corporate offices, represent the “Corporate Headquarters.”

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

During the quarter ended June 30, 2015, the Company decided to discontinue certain vertical integration initiatives, which were previously consolidated as a variable interest entity, and terminated its prior arrangement. As a result, during the quarter ended June 30, 2015, the Company recorded a charge of $1,457 in cost of sales in its condensed consolidated statements of operations upon deconsolidation of the variable interest entity. The charge was measured as the difference between the fair value of the assets received upon termination and the carrying value of the related net assets.

Results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

During the quarter ended June 30, 2015, certain non-financial assets, including property and equipment, were written down and measured in the condensed consolidated financial statements at fair value. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820.

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

Due to certain management changes during the quarter ended June 30, 2015, the Company determined that it would refocus on its core business and not pursue an expansion into the tile flooring business in the near term and recorded a lower of cost or market adjustment of $3,663 for certain tile flooring and related accessories in cost of sales on the condensed consolidated statements of operations.

Recognition of Net Sales

The Company recognizes net sales for products purchased at the time the customer takes possession of the merchandise. Service revenue, primarily installation revenue and freight charges for in-home delivery, is included in net sales and recognized when the service has been rendered. The Company reports sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, and net of an allowance for anticipated sales returns based on historical and current sales trends and experience. The sales returns allowance and related charges were not significant for the three and six month periods ended June 30, 2016 and 2015.

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

In early March 2015, the Company began voluntarily offering free indoor air quality screening to certain of its flooring customers who purchased laminate flooring sourced from China to address customer questions about the air quality in their homes. During the second quarter of 2016, the Company agreed with the Office of Compliance and Field Operations of the Consumer Product Safety Commission (“CPSC”) to continue its indoor air quality testing program for customers who purchased laminate flooring sourced from China during the period from February 22, 2012 to February 27, 2015. The form of the testing program agreed to with the CPSC is substantially similar to the program the Company has operated since March 2015. In connection with the continuation of the testing program, the Company determined that a probable loss should be recorded related to future costs of the program and recorded a charge to cost of sales of approximately $3,000.

Estimating the reserve for costs associated with the Company’s indoor air quality program for certain of its customers who purchased laminate flooring sourced from China requires management to estimate (1) the number of future requests for indoor air quality testing, (2) the results of that testing and (3) the average cost to settle each request, all of which are subject to variables that are inherently uncertain.

The Company projects its best estimate of both the expected number of requests to be received and the percentage of requests that will ultimately progress through various phases of its testing program utilizing historic trends since the voluntary program began in March of 2015. Estimates for both of these elements (number and percentage) are quantified using a range of assumptions derived from the Company’s limited indoor air quality test program history and the identification of factors influencing the amount of requests, including the declining trend in received requests due to the passage of time since customer purchase of the material and/or recent media events.

Actual liabilities could be higher or lower than those projected due to uncertainty in projecting the number of future requests for tests, future average costs per test and other factors, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company’s estimate is based, in part, on a projection that the annual number of requests received will continue to decline over time and that the average cost per request will remain relatively stable. If the level of requests received or average cost per request differs materially from expectations, it could result in additional increases to the reserve and reduced earnings and cash flows in future periods. At June 30, 2016, the Company’s best estimate of its future indoor air quality testing program reserve is approximately $3.6 million.

A rollforward of the reserve for the Company’s air quality testing program was as follows:

	2016	2015
Balance at January 1	$809	$-
Provision	6,187	7,231
Payments	(3,407)	(4,881)
Balance at June 30	$3,589	$2,350

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

Note 3.	Stockholders’ Equity

Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income (Loss)	$(12,230)	$(20,347)	$(44,632)	$(28,127)
Weighted Average Common Shares Outstanding—Basic	27,108,461	27,082,878	27,099,518	27,077,312
Effect of Dilutive Securities:
Common Stock Equivalents	—	—	—	—
Weighted Average Common Shares Outstanding—Diluted	27,108,461	27,082,878	27,099,518	27,077,312
Net Income (Loss) per Common Share—Basic	$(0.45)	$(0.75)	$(1.65)	$(1.04)
Net Income (Loss) per Common Share—Diluted	$(0.45)	$(0.75)	$(1.65)	$(1.04)

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock Options	916,470	679,750	855,975	685,992
Restricted Shares	579,621	120,363	514,745	111,708

Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to $150,000 of the Company’s common stock. At June 30, 2016, the Company had $14,728 remaining under this authorization. The Company did not repurchase any shares of its common stock under this program during the three and six months ended June 30, 2016 and 2015, respectively.

Note 4.	Stock-Based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

	Stock Options	Restricted Stock Awards
Options Outstanding/Nonvested RSAs, December 31, 2015	692,776	461,671
Granted	251,586	297,266
Options Exercised/RSAs Released	(30,474)	(32,520)
Forfeited	(34,822)	(46,765)
Options Outstanding/Nonvested RSAs, June 30, 2016	879,066	679,652

For the six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense of $3,085 and $597, respectively. During the second quarter of 2015, the Company recorded a benefit for stock-based compensation of $729 as a result of the impact of actual forfeitures in the period, due primarily to the resignation of the Company’s chief executive officer in May 2015.

Note 5.	Related Party Transactions

As of June 30, 2016, the Company leased 30 of its store locations, a warehouse and the Corporate Headquarters, which includes a store location, representing 8.2% of the total number of store leases in operation, from entities controlled by the Company’s founder (“Controlled Companies”), who is also a member of the board of directors. As of June 30, 2015, the Company leased 30 of its store locations and the Corporate Headquarters, which included a store location, representing 8.5% of the total number of store leases in operation at that time, from Controlled Companies. Rental expense related to Controlled Companies was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Rental expense related to Controlled Companies	$866	$762	$1,717	$1,516

Note 6.	Income Taxes

The effective tax rate of 37.1% for the three months ended June 30, 2016 was driven principally by an increase in a valuation allowance against certain of the Company’s deferred tax assets and revised projected pretax income for the remainder of 2016. The effective tax rate of 28.2% for the three months ended June 30, 2015 was impacted primarily by a decrease in state taxes offset by a reserve for uncertain tax positions related to the deductibility of certain legal accruals and revised projected pretax income for the remainder of 2015. At the end of the second quarter of 2016, refundable income taxes and the deferred tax asset were $41,225 and $12,334, respectively. At December 31, 2015, refundable income taxes and the deferred tax asset were $19,596 and $21,045, respectively. These amounts are reflected within other current assets on the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015.

Note 7.	Commitments and Contingencies

Securities Investigation

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

On April 4, 2016, the court issued a ruling granting the Company’s motion for judgment. The court entered judgment for the Company on June 30, 2016. Although the Company accrued $900 in the fourth quarter of 2015 as its best estimate of the probable loss that may result from this action at such time, given the court’s ruling, the Company has subsequently reversed this accrual during the first quarter of 2016. In light of the court’s entry of judgment, the likelihood of a material loss in connection with this matter is now remote.

Securities Class Action and Derivative Litigation Matters

As more fully set forth below, in each of the Securities Class Action Litigation (as defined below) and the Consolidated Derivative Litigation Matter (as defined below), the Company has entered into a Stipulation of Settlement. Both the Securities Class Action Stipulation (as defined below) and the Consolidated Derivative Stipulation (as defined below) are dependent on each other and are subject to court approvals and other contingencies. Therefore, there can be no assurance that a settlement will be approved by the courts or as to the ultimate outcome of the Securities Class Action Litigation or the Derivative Litigation Matter.

Securities Litigation Matter

On or about November 26, 2013, Gregg Kiken (“Kiken”) filed a securities class action lawsuit (the “Kiken Lawsuit”), which was subsequently amended, in the United States District Court for the Eastern District of Virginia against the Company, its founder, former Chief Executive Officer and President, former Chief Financial Officer and former Chief Merchandising Officer (collectively, the “Kiken Defendants”). On or about September 17, 2014, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust (“Hallandale”) filed a securities class action lawsuit (the “Hallandale Lawsuit”) in the United States District Court for the Eastern District of Virginia against the Company, its former Chief Executive Officer and President and its former Chief Financial Officer (collectively, the “Hallandale Defendants,” and with the Kiken Defendants, the “Defendants”). On March 23, 2015, the court consolidated the Kiken Lawsuit with the Hallandale Lawsuit, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action as In re Lumber Liquidators Holdings, Inc. Securities Litigation (the “Securities Class Action Litigation”).

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

On April 27, 2016, the Defendants entered into an agreement in principle, a Memorandum of Understanding (“Securities Class Action MOU”), with the lead plaintiffs in the consolidated securities class action. On June 15, 2016, the Company entered into a definitive settlement agreement (the “Securities Class Action Stipulation”) and, on July 7, 2016, the court entered an order granting preliminary approval for the Securities Class Action Stipulation. The terms of the Securities Class Action Stipulation were consistent with those of the Securities Class Action MOU. Under the terms of the Securities Class Action Stipulation, the Company, through its insurers, will contribute $26,000 to a settlement fund that will be used to compensate individuals who purchased the Company’s shares during the period from February 22, 2012 to February 27, 2015. In addition, under the terms of the Securities Class Action Stipulation, the Company will issue 1 million shares of its common stock to the settlement fund with a value of approximately $15,420 based on the $15.42 closing price of the Company’s common stock on June 30, 2016. The Company has classified the loss contingency of $41,420 as accrued securities class action and the expected insurance proceeds of $26,000 as insurance receivable on the accompanying condensed consolidated balance sheet. The amount of loss associated with the issuance of shares of common stock as a part of the settlement will be determined based on the trading value of the shares on the date of issuance, which could increase the recognized loss if the trading value increases or result in a gain if the trading value decreases. The Company will record the fair value of the expected number of shares to be issued in its condensed consolidated balance sheet based on the closing price of its common stock as of the reporting date until the liability is settled. The Company recorded a benefit of $600 within selling, general and administrative expense during the second quarter of 2016 to reflect the decrease in the closing price of the Company’s common stock between April 27, 2016, the initial recording of the liability, and June 30, 2016. The settlement is subject to further consideration at the settlement hearing scheduled to be held on November 17, 2016 and to several contingencies including final court approval. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. The ultimate resolution of these actions could have a material adverse effect on the Company’s financial condition and results of operations.

Derivative Litigation Matter - Consolidated Cases

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

On May 27, 2015, the court consolidated the Klein, Doan, and Amalgamated Bank suits, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action as In re Lumber Liquidators Holdings, Inc. Shareholder Derivative Litigation (the “Consolidated Derivative Litigation Matter”). In the complaints, Klein’s, Doan’s and Amalgamated Bank’s (collectively, “Plaintiffs”) allegations include (i) breach of fiduciary duties, (ii) abuse of control, (iii) gross mismanagement, (iv) unjust enrichment, (v) insider trading, (vi) corporate waste, (vii) common-law conspiracy, and (viii) statutory conspiracy. Plaintiffs did not quantify any alleged damages in their complaints but, in addition to attorneys’ fees and costs, Plaintiffs seek (1) a declaration that the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company, (2) a determination and award to the Company of the damages sustained by the Company as a result of the violations of each of the Individual Defendants, jointly and severally, (3) a directive to the Company and the Individual Defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures to comply with applicable laws and to protect the Company and its shareholders from a repeat of the events that led to the filing of this action, (4) a determination and award to the Company of exemplary damages in an amount necessary to punish the Individual Defendants and to make an example of the Individual Defendants to the community according to proof of trial, (5) the awarding of restitution to the Company from the Individual Defendants, (6) a requirement that the Company establish corporate policies and procedures prohibiting the use of Chinese manufacturers of its products, (7) a prohibition against the Company using wood or wood products from the Russian Far East, (8) a requirement that the Company establish corporate policies and procedures to ensure compliance with CARB standards for all of its flooring products, and (9) disgorgement and payment to the Company of all compensation and profits made by the Individual Defendants, and each of them, at any time during which such Individual Defendants were breaching fiduciary duties owed to the Company and/or committing, or aiding and abetting the commitment of, corporate waste.

On May 16, 2016, the Company and the Individual Defendants entered into an agreement in principle, a Memorandum of Understanding (“Consolidated Derivative MOU”), with the lead plaintiff in the Consolidated Derivative Litigation Matter. On July 18, 2016, the Company entered into a definitive settlement agreement (the “Consolidated Derivative Stipulation”). The terms of the Consolidated Derivative Stipulation were consistent with those of the Consolidated Derivative MOU. Under the terms of the Consolidated Derivative Stipulation, the Consolidated Derivative Litigation Matter will be settled for a combination of corporate governance changes, a payment of $26,000 in insurance proceeds to the Company (which the Company will then use to settle the pending Securities Class Action Litigation), and attorneys’ fees. During the first quarter of 2016, the Company determined that a probable loss was incurred related to the Derivative Litigation Matters and recognized a net charge to earnings of $2,500 within selling general and administrative expense in the condensed consolidated statement of operations. The Company also classified the loss contingency of $5,000 within other current liabilities and the expected insurance proceeds of $2,500 within insurance receivable on the balance sheet. The settlement is subject to several contingencies including preliminary and final court approval. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. The ultimate resolution of these actions could have a material adverse effect on the Company’s financial condition and results of operations.

Derivative Litigation Matters

On June 11, 2015, the Special Committee of the Board of Directors (the “Special Committee”) exercised its authority to create a Demand Review Committee, which is comprised of three independent directors and tasked with reviewing, analyzing, investigating and considering the allegations made in the Consolidated Derivative Litigation Matter, other Derivative Matters and the Horton Action, as described below, and to report its recommendations thereon to the board of directors.  Following an extensive review, investigation and analysis, including taking into consideration the report of independent counsel engaged to assist in the investigation of these matters, the Demand Review Committee recommended to the board of directors that bringing the claims articulated in the Consolidated Derivative Litigation Matter, the other Derivative Matters and the Horton Action would not be in the Company’s best interest.

Derivative Litigation Matter - Costello Matter

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

The Company filed a motion to dismiss the amended complaint based on the failure to make a demand upon the Company’s board of directors and the Costello Defendants filed a motion to dismiss based on the failure to state a claim and the exculpatory provision in the Company’s Certificate of Incorporation. On September 14, 2015, the parties entered into a stipulation voluntarily staying the case until the Demand Review Committee had an opportunity to investigate Costello’s allegations and make a recommendation to the Company’s board of directors, and the board of directors has the opportunity to act on that recommendation. The court approved the stipulation. The stay remains in effect.

Derivative Litigation Matter - McBride Matter

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

With respect to the Costello Matter and the McBride Matter (collectively, the “Other Derivative Matters”), pursuant to the terms of the Consolidated Derivative Stipulation, the lead plaintiffs in the Consolidated Derivative Litigation Matter will use their best efforts to resolve the Other Derivative Matters. If the lead plaintiffs are unable to resolve the Other Derivative Matters, the lead plaintiffs will cooperate with the Company to seek dismissal of the Other Derivative Matters. While a material loss is reasonably possible, the Company is unable to reasonably estimate the possible or range of possible loss.

Derivative Litigation Matter - Horton Matter

In May 2015, the Company received a shareholder demand from Timothy Horton (“Horton”), with the allegations and demands overlap substantially with those raised in the Consolidated Derivative Litigation Matter. On June 11, 2015, the Special Committee of the Board of Directors (the “Special Committee”) exercised its authority to create a three-person Demand Review Committee, which is comprised of three independent directors and tasked with investigating the claims made in the consolidated action and the Horton demand letter and making a recommendation to the board of directors as to whether it would be in the best interests of the Company to pursue any of those claims. The members of the Demand Review Committee filed a motion to stay the consolidated action pending completion by the Demand Review Committee of its investigation and recommendation to the board of directors. As part of its determination that pursuit of the derivative claims would not be in the best interests of the Company’s stockholders, the Demand Review Committee determined to recommend to the board of directors to reject Horton’s demand and that the Company not pursue the claims described in his letters to the Company. The board adopted that recommendation on May 6, 2016.

On May 16, 2016, Horton filed a verified complaint in the Court of Chancery of the State of Delaware against the Company (the “Horton 220 Action”). In the complaint, Horton alleges that the Company violated environmental laws and regulations, as well as made misstatements regarding its sourcing and inventory. Horton did not quantify any alleged damages in the complaint but, in addition to attorneys’ fees and costs, Horton sought an order compelling the Company and its officers, directors, employees and/or agents to immediately permit Horton, his attorneys and/or agents to inspect and make copies and extracts of the books and records of the Company.

On July 7, 2016, Horton and the Company entered into a settlement agreement and release pursuant to which the Company agreed to deliver certain documents to Horton’s attorney in exchange for a release by Horton and dismissal with prejudice of the Horton 220 Action. The Company complied with the terms of the settlement agreement and, on July 20, 2016, the Horton Action was dismissed with prejudice.

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

While the Company believes that a loss associated with the MDL matters is reasonably possible, the Company is unable to estimate the amount of loss, or range of possible loss, at this time. In the event that a settlement is reached related to these matters, the amount of such settlement may be material to the Company’s results of operations and financial condition and may have a material adverse impact on the Company’s liquidity.

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

On July 12, 2016, the Company entered into a Mutual Release with Liberty Mutual Fire Insurance Company, Liberty Insurance Company, Employers Insurance Company of Wausau, Wausau Business Insurance Company and Wausau Underwriters Insurance Company, through which the parties released all claims they may have against the other with respect to, inter alia, the Product Liability Cases. Pursuant thereto, in the coming days, those insurers will dismiss claims asserted against the Company in the Virginia Action (except the reformation claim on which judgment has already been entered), and the Company will dismiss claims asserted against those insurers in the Wisconsin Action.

In addition, there are a number of state court cases and claims alleging damages from Chinese-made laminate flooring.

Litigation Relating to Abrasion Claims

On May 20, 2015, a purported class action titled Abad v. Lumber Liquidators, Inc. was filed in the United States District Court for the Central District of California and two amended complaints were subsequently filed. In the Second Amended Complaint (“SAC”), the plaintiffs (collectively, the “Abrasion Plaintiffs”) sought to certify a national class composed of “All Persons in the United States who purchased Defendant’s Dream Home brand laminate flooring products from Defendant for personal use in their homes,” or, in the alternative, 32 statewide classes from California, North Carolina, Texas, New Jersey, Florida, Nevada, Connecticut, Iowa, Minnesota, Nebraska, Georgia, Maryland, Massachusetts, New York, West Virginia, Kansas, Kentucky, Mississippi, Pennsylvania, South Carolina, Tennessee, Virginia, Washington, Maine, Michigan, Missouri, Ohio, Oklahoma, Wisconsin, Indiana, Illinois and Louisiana. The SAC alleges violations of each of these states’ consumer protections statutes and the federal Magnuson-Moss Warranty Act, as well as breach of implied warranty and fraudulent concealment. The Abrasion Plaintiffs did not quantify any alleged damages in the SAC but, in addition to attorneys’ fees and costs, sought an order certifying the action as a class action, an order adopting the Abrasion Plaintiffs’ class definitions and finding that the Abrasion Plaintiffs are their proper representatives, an order appointing their counsel as class counsel, injunctive relief prohibiting the Company from continuing to advertise and/or sell laminate flooring products with false abrasion class ratings, restitution of all monies it received from the Abrasion Plaintiffs and class members, damages (actual, compensatory, and consequential) and punitive damages.

The Abrasion Plaintiffs filed a Third Amended Complaint and the Company moved to dismiss the Third Amended Complaint. The court decided that it would decide the motion only as to the California plaintiffs, but ordered all the non-California plaintiffs dropped from the action. The non-California plaintiffs have 60 days to re-file separate complaints in the Central District of California, which will then be transferred to the district court located in the place of residence of each non-California plaintiff whose claim is refiled. The Company disputes the Abrasion Plaintiffs’ claims and intends to defend these matters vigorously. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

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

Ross Matter

On or about February 23, 2016, Joseph Ross and Linda Ross (collectively, “Ross”) filed a purported class action lawsuit in the Second Judicial District Court, State of Nevada, County of Washoe. Ross seeks the certification of a class of individuals in the State of Nevada who purchased certain hardwood flooring products produced in China (the “Ross Products”). Ross alleges that the Ross Products are defective due to the Ross Products being contaminated with certain wood-boring insects. In particular, Ross’s allegations include (i) breach of warranty, (ii) negligence, (iii) strict liability, (iv) negligent misrepresentation, (v) willful misconduct, and (vi) unjust enrichment. In the complaint, Ross seeks (i) general and special damages according to proof in excess of $50,000, (ii) attorneys’ fees and costs according to proof, (iii) prejudgment and post-judgment interest on all sums awarded, according to proof at the maximum legal rate, (iv) costs of the lawsuit incurred, (v) restitution as authorized by law, (vi) punitive damages as authorized by law, and (vii) specific performance under the Company’s express warranties. The Company disputes Ross’s claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

Following the issuance of the orders, a number of appeals were filed by several parties, including the Company, with the Court of International Trade (“CIT”) challenging various aspects of the determinations made by both the ITC and DOC, including certain aspects that may impact the validity of the AD and CVD orders and the applicable rates. The appeal of the CVD order was dismissed in June 2015. On January 23, 2015, the CIT issued a decision rejecting the challenge of the AD rate for all but one Chinese exporter. This decision was finalized on July 6, 2015, appealed to the Court of Appeals for the Federal Circuit on July 31, 2015 and may take a year to conclude. This appeal is pending.

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

In January 2015, pursuant to the second annual review, the DOC issued a non-binding preliminary AD rate of 18.27% for purchases from December 2012 through November 2013 and a preliminary CVD rate of 0.97% for purchases in fiscal year 2012. The rates were finalized in early July 2015 with the AD rate set at 13.74% and the CVD rate set at 0.99%. As these rates are now final, the Company believes the best estimate of the probable loss was $4,089 for shipments during the applicable time periods, which the Company recorded as a long-term liability on its accompanying consolidated balance sheet and included in its cost of sales in its second quarter 2015 condensed consolidated financial statements. Beginning in July 2015, the Company began paying these rates on each applicable purchase. The rates relating to this second annual review have been appealed to the CIT and that appeal is pending.

The third annual review of the AD and CVD rates was initiated in February 2015. The third AD review covered shipments from December 1, 2013 through November 30, 2014. The third CVD review covered shipments from January 1, 2013 through December 31, 2013. In January 2016, the DOC issued non- binding preliminary results in the third annual review. The preliminary AD rate was 13.34% and the CVD preliminary rate was 1.43%. In May 2016, the DOC issued the final CVD rate in the third review, which was 1.38%. On July 13, 2016, the DOC set the final AD rate at 17.37%. The Company intends to appeal these rates. As these rates are now final, the Company believes its best estimate of the probable loss associated with AD and CVD is approximately $5,500. During the quarter ended June 30, 2016, the Company recorded this amount in other long-term liabilities in its condensed consolidated balance sheet and as a charge to earnings in cost of sales on its condensed consolidated statement of operations. The Company will begin to pay the finalized rates on each applicable future purchase when recognized by U.S. Customs and Border Protection.

The total amount recorded in other long-term liabilities related to this matter in the accompanying balance sheet as of June 30, 2016 and December 31, 2015 was $10,400 and $4,900, respectively.

Based on the final CVD and AD rates in the third review set in May 2016 and July 2016, respectively the Company would owe an additional $4,600 for all shipments subsequent to November 2014 (AD) and December 2013 (CVD). As no rates have been finalized for these periods, the Company has not recorded an accrual in its condensed consolidated financial statements for the impact of higher rates for the time periods subsequent to the third annual review. Based on the information available, the Company believes there is at least a reasonable possibility that an additional charge may be incurred in the range of $0 to $4,600. A charge greater than this amount may be incurred, but the Company is unable to estimate the amount at this time.

In February 2016, the DOC initiated the fourth annual review of AD and CVD rates, which the Company expects will follow a similar schedule as the preceding review. The preliminary results in the fourth annual review are currently expected in September.

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

Note 8.	Subsequent Events

In July 2016, the Company received a refund of $22,082 from the IRS related to the carry back of its 2015 net operating losses to prior periods where it generated taxable income. This amount is reflected in other current assets on the condensed consolidated balance sheet at June 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. Forward-looking statements in this report may include, without limitation, statements regarding legal matters and settlement discussions, compliance with our 2015 plea agreement with the Department of Justice related to the Lacey Act and the associated environmental compliance plan, the ability to source product on a global basis, the Company’s ability to borrow under its asset-backed revolving credit facility, elevated levels of legal and professional fees, elevated levels of payroll and stock-based compensation expense, remediation of certain deficiencies in connection with the Company’s internal controls over financial reporting, sales growth, comparable store net sales, number of stores providing installation services, impact of cannibalization, impact of inflation, price changes, inventory availability and inventory per store, inventory valuation, earnings performance, stock-based compensation expense, margins, return on invested capital, advertising costs, costs to administer the Company’s indoor air quality testing program, intention to conduct additional investigation and reviews in connection with certain consumers’ indoor air quality tests, strategic direction, supply chain, the demand for the Company’s products, benefits from an improving housing market, construction of engineered hardwood as to not be subject to anti-dumping and countervailing duties, ultimate resolution of governmental investigations, and store openings and remodels.

The Company’s actual results could differ materially from those projected in or contemplated by the forward-looking statements as a result of potential risks, uncertainties and other factors including, but not limited to, changes in general economic and financial conditions, such as the rate of unemployment, consumer access to credit, and interest rate; the volatility in mortgage rates; the legislative/regulatory climate; political unrest in the countries of the Company’s suppliers; the ability to retain and motivate Company employees; the availability of sufficient suitable hardwood; the impact on our customers of our pricing strategy and our assortment displayed in a good-better-best format; the impact on the Company if the Company is unable to maintain quality control over its products; the cost and effect on the Company’s reputation of, and consumers’ purchasing decisions in connection with, unfavorable allegations surrounding the product quality of the Company’s laminate flooring sourced from China; the Company’s suppliers’ ability to meet its quality assurance requirements; disruption in the Company’s suppliers’ abilities to supply needed inventory; the impact on the Company’s business of its expansion of laminate products sourced from Europe and North America and the flooring industry’s demand for product from these regions; disruptions or delays in the production, shipment, delivery or processing through ports of entry; the strength of the Company’s competitors and their ability to increase their market share; slower growth in personal income; the number of customers requesting and cost associated with addressing the Company’s indoor air quality testing program; the ability to collect necessary additional information from applicable customers in connection with indoor air quality test results; changes in business and consumer spending and the demand for the Company’s products; changes in transportation costs; the rate of growth of residential remodeling and new home construction; the Company’s ability to offset the effects of the rate of inflation, if higher than expected; the demand for and profitability of installation services; changes in the scope or rates of any antidumping or countervailing duty rates applicable to the Company’s products; the duration, costs and outcome of pending or potential litigation or governmental investigations; ability to successfully and timely implement the Environmental Compliance Plan in accordance with the terms of the 2015 plea agreement with the Department of Justice related to the Lacey Act; ability to make timely payments pursuant to the terms of the 2015 plea agreement with the Department of Justice related to the Lacey Act; ability to borrow under its asset-backed revolving credit facility; ability to reach an appropriate resolution in connection with the governmental investigations; and inventory levels. The Company specifically disclaims any obligation to update these statements, which speak only as of the dates on which such statements are made, except as may be required under the federal securities laws.

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

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America, offering a complete purchasing solution across an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, resilient vinyl, bamboo and cork. At June 30, 2016, we sold our products through 379 Lumber Liquidators stores in 46 states in the United States (“U.S.”) and in Canada, a call center, websites and catalogs.

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

Executive Summary

Our results for the quarter ended June 30, 2016 were impacted by the following key items:

•	We incurred a net loss of $12.2 million, or $(0.45) per diluted share, compared to a net loss of $20.3 million, or $(0.75) per diluted share in the second quarter of 2015.

•	We continued to progress in our efforts to resolve outstanding legal and regulatory issues, which are discussed in detail in Part II, Item 1 of this document. In summary:

o	We have entered into a Stipulation of Settlement in the Securities Class Action Litigation and the Consolidated Derivative Litigation Matter. Both of these stipulations are dependent on each other and are subject to court approvals and other contingencies. In particular:

o	On July 18, 2016, we signed the Consolidated Derivative Stipulation related to the Consolidated Derivative Litigation Matter. Among other things, the terms provide for the use of available insurance proceeds of approximately $2.5 million and a net charge to earnings of $2.5 million within selling general and administrative expense in the accompanying condensed consolidated statement of operations, which was recorded during the first quarter of 2016, resulting in a total accrual of $5.0 million, which is classified within other current liabilities on the condensed consolidated balance sheet.

o	On July 6, 2016, the court preliminarily approved our Securities Class Action Stipulation entered June 15, 2016, which such the terms are consistent with the Securities Class Action MOU, dated April 27, 2016, with the lead plaintiffs in the Securities Class Action Litigation that sets forth our agreement in principle to settle outstanding claims against us. The terms provide for the use of available insurance proceeds (approximately $26.0 million) and 1 million shares of the Company’s common stock to fund a settlement account established for the benefit of the class. These terms and conditions are subject to further consideration at the scheduled settlement hearing to be held on November 17, 2016.

o	On June 16, 2016, the court reaffirmed the April 5, 2016 favorable ruling from the Superior Court of the State of California, County of Alameda regarding the Company’s then outstanding legal matter related to a California law commonly known as Proposition 65.

o	On June 15, 2016, we entered into an agreement with the Office of Compliance and Field Operations of the Consumer Product Safety Commission (“CPSC”) with respect to our laminate products sourced from China. This agreement marks the completion of the CPSC’s evaluation of the safety of our laminate flooring sourced from China. In our agreement, we agreed to continue our indoor air quality testing program for the benefit of our customers and not resume the sale of the product.

•	We accrued approximately $3.0 million as our best estimate of future indoor air quality testing program reserve, resulting in a total accrual of $3.6 million as of June 30, 2016. This is the result of our agreement with the CPSC to continue our indoor air quality testing program in future periods.

•	Our net sales for the second quarter of 2016 decreased $9.8 million, or 4.0%, over the second quarter of 2015 as a decrease in net sales in comparable stores of $17.9 million was partially offset by an increase in net sales in non-comparable stores of $8.1 million. The section below entitled “Current Sales Trends” provides a more detailed discussion on these results.

•	We incurred incremental legal and professional fees during our defense of various legal and regulatory matters. Although we have made measurable progress in our efforts to resolve outstanding legal and regulatory issues, we continue to believe that legal and professional fees necessary to defend the Company will remain elevated above historic levels as we work through remaining matters. Additionally, insurance coverage previously available to address certain legal issues will be exhausted as a result of reaching a settlement pursuant to the terms of the consolidated securities class action.

Current Sales Trends

Net sales in the second quarter of 2016 were $238.1 million, a decrease of 4.0%, from the second quarter of 2015.  In comparable stores, net sales for the second quarter decreased 7.2% in comparison to the second quarter of 2015, due to a 7.9% decrease in the number of customer invoiced which was partially offset by a 0.7% increase in the average sale.  Consistent with historical trends, our net sales generally decreased during the quarter as we moved through the spring months. Comparable store net sales, however, generally increased during the period. Comparable store sales in April were below the quarter average, while May and June comparable store net sales were above and near the quarter average, respectively.

We believe the comparability of our sales performance to the prior year period, is impacted by several events which occurred during the current or prior year periods, including:

•	Our prior year inventory reduction initiative: In the second half of the prior year quarter, we began a program to aggressively reduce our inventory levels to improve our cash position and drive sales. That inventory reduction initiative focused on reductions in clearance product as well as price reductions across our assortment. In the current year, we have been more strategic in our pricing methodology which has improved our gross margin but pressured our net sales comparisons.

•	Changes in the assortment of product we sell: In May of 2015, we suspended the sale of laminate products sourced from China, which we have not sold since that time. Additionally, we suspended the purchase and sale of certain engineered hardwood products sourced from China in the second quarter of 2015. As a result of these prior year assortment changes and the inventory initiative discussed above, we implemented price reductions during the second quarter of 2015 in many of the categories of products we sell to ensure our assortment was attractive to our customers. During the second quarter of 2016, we believe that the demand for certain product categories decreased as our assortment of products did not match changes in customer trends.

Strategic Direction

We continue to focus on responsible and compliant sourcing activities while driving several key initiatives related to our core business that we believe will strengthen our sales, operating margin and provide an improved shopping experience to our customers. These initiatives include:

•	Focusing on store performance: We believe our store model provides a competitive advantage by allowing our associates to maximize the amount of time devoted to assisting customers throughout the buying process. During the quarter, we continued to build out and enhance our store operations team and held a summit of key store leadership to train, share best practices and emphasize our commitment to hire the best store associates to serve our customers. Additionally, we continued to focus our store activities with key components of our approach to customer service and our value proposition.

•	Strengthening our value proposition: We offer a broad assortment of high quality flooring in varying widths, species, and constructions, as well as moldings and accessories, in addition to focusing on emerging product categories. During the quarter, we worked to improve our store in-stock position related to certain product categories through a heightened focus on merchandise planning. We believe that strategic investments during the second half of 2016 in new, exclusive styles of products will further drive customer demand and build upon our brand image.

•	Responsible, compliant sourcing activities: We continue to enhance our compliance programs, which we believe will allow the Company to confidently source products on a global basis. Additionally, we are beginning to introduce certain industry certifications to our products, which reassure our customers of the value in the products we sell.

•	Opportunistically expanding our business to better serve our customers: We serve both do-it-yourself (“DIY”) customers as well as do-it-for-me (“DIFM”) customers who choose to select their flooring products but prefer to have those products installed for them. We continue to increase the number of stores which offer installation services coordinated by our associates, which provides our customers a better shopping experience, increases our average sale as well as the gross profit generated from those customers. Additionally, we focused on improving our infrastructure to support our commercial business during the quarter.

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

			% Increase
	% of Net Sales		(Decrease) in
	Three Months Ended June 30,		Dollar Amounts
	2016	2015	2016 vs. 2015
Net Sales	100.0%	100.0%	-4.0%
Gross Profit	29.7%	25.1%	13.3%
Selling, General, and Administrative Expenses	37.8%	36.5%	-0.7%
Operating Income (Loss)	(8.1)%	(11.4)%	-31.7%
Other (Income) Expense	0.1%	-%	100.8%
Income (Loss) Before Income Taxes	(8.2)%	(11.4)%	-31.4%
Provision for Income Taxes	(3.0)%	(3.2)%	-9.6%
Net Income (Loss)	(5.2)%	(8.2)%	-39.9%

			% Increase
	% of Net Sales		(Decrease) in
	Six Months Ended June 30,		Dollar Amounts
	2016	2015	2016 vs. 2015
Net Sales	100.0%	100.0%	-7.1%
Gross Profit	31.1%	30.3%	-4.7%
Selling, General, and Administrative Expenses	43.9%	37.1%	10.0%
Operating Income (Loss)	(12.8)%	(6.8)%	76.0%
Other (Income) Expense	0.1%	-%	247.8%
Income (Loss) Before Income Taxes	(12.9)%	(6.8)%	76.4%
Provision for Income Taxes	(3.4)%	(1.2)%	155.9%
Net Income (Loss)	(9.5)%	(5.6)%	58.7%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
SELECTED SALES DATA	2016	2015	2016	2015

Number of stores open at end of period	379	363	379	363
Number of stores in expanded showroom format	144	124	144	124
Number of stores opened in period	4	7	5	11
Number of stores remodeled in period[1]	-	1	2	10
	% increase (decrease)		% increase (decrease)
Average sale[2]	0.7%	(2.4)%	0.4%	(4.4)%
Average retail price per unit sold[3]	(3.1)%	(6.3)%	(3.2)%	(6.5)%

Comparable stores[4]:
Net sales	(7.2)%	(10.0)%	(10.6)%	(6.0)%
Customers invoiced[5]	(7.9)%	(7.6)%	(11.0)%	(1.6)%
Net sales of stores operating for 13 to 36 months	(4.2)%	(6.5)%	(6.5)%	(2.1)%
Net sales of stores operating for more than 36 months	(7.7)%	(10.5)%	(11.2)%	(6.6)%

Net sales in markets with all stores comparable (no cannibalization)	(5.6)%	(8.3)%	(8.9)%	(3.8)%
Net sales in cannibalized markets[6]	7.5%	10.1%	3.3%	15.8%

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

Net Sales

Net sales for second quarter ended June 30, 2016 decreased $9.8 million, or 4.0%, from the comparable period in 2015 as net sales in comparable stores decreased $17.9 million which was partially offset by an increase in non-comparable stores of $8.1 million. Net sales for six months ended June 30, 2016 decreased $36.3 million, or 7.2%, from the comparable period in 2015 as net sales in comparable stores decreased $53.9 million which was partially offset by an increase in non-comparable stores of $17.6 million. Notable items impacting net sales include:

•	The number of customers invoiced was impacted by our change in strategy from a very promotional period in the prior year to more strategic pricing initiatives in the current year period.

•	Our average sale increased as a result of changes in our sales mix, our more strategic pricing initiatives and slight increases in the volume and attachment of products sold. Although our pricing improved, our average retail price per unit sold decreased. During the second quarter of 2016, the average selling price of our products was 3.1% lower than the comparable period in the prior year, primarily due to increases in the sales mix of laminates and vinyl, which generally have lower retail price points and higher than average gross margins.

•	Less than favorable net sales at comparable stores were partially offset by the expansion of the Company’s installation program which increased 80.0% to $12.0 million in second quarter of 2016 as compared to the second quarter of 2015.

Gross Profit

Gross profit increased 13.3% in the second quarter of 2016 to $70.6 million from $62.3 million in the comparable period in 2015. Gross margin increased to 29.7% in the second quarter of 2016 from 25.1% in the second quarter of 2015. The change in gross margin was primarily attributable to the items highlighted in the table below as well as changes in our promotional pricing strategy and increases in the sales mix of laminates and vinyl, which generally have lower retail price points and above average gross margins.

Gross profit decreased 4.7% during the six months ended June 30, 2016 to $146.7 million from $153.9 million in the comparable period in 2015. Gross margin increased to 31.1% in the first half of 2016 from 30.3% in the first half of 2015 primarily driven by similar factors impacting the second quarter.

Items impacting gross margin with comparisons to the prior year include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Inventory Impairments [1]	$-	$6,269	$-	$7,332
Antidumping Charges [2]	$5,450	$4,921	$5,450	$4,921
Indoor Air Quality Testing Program [3]	$3,292	$4,918	$6,187	$7,231

1 Inventory impairment charges were related to our decision to simplify our business by phasing out a significant portion of tile flooring and related accessories and discontinuing certain vertical integration initiatives.

2 We incurred countervailing and antidumping costs of $5.5 million and $4.9 million associated with applicable shipments of engineered hardwood from China for the three months ended June 30, 2016 and 2015, respectively.

3 We incurred costs related to our indoor air quality testing program. During the quarter ended June 30, 2016, we held a reserve of $3.6 million in other current liabilities in the condensed consolidated balance sheet representing our best estimate of costs to be incurred in the future periods to service this program.

Selling, General and Administrative Expenses

SG&A expenses decreased 0.7% in the second quarter of 2016 to $89.9 million from $90.6 million in the comparable period in 2015. The change in SG&A was primarily attributable to the items highlighted in the table below as well as slight reductions in our advertising spend in the second quarter of 2016 partially offset by higher payroll related costs in the second quarter of 2015.

SG&A expenses increased 10.0% during the six months ended June 30, 2016 to $207.1 million from $188.2 million in the comparable period in 2015. The change in SG&A was primarily attributable to increases in incremental legal and professional fees and settlement expenses in connection with our defense of various legal and regulatory matters as well as net accruals of approximately $15.4 million primarily related to our consolidated securities class action.

Items impacting SG&A with comparisons to the prior year include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Securities and Derivatives Class Action [1]	$(600)	$-	$15,420	$-
Legal and Professional Fees [2]	$8,294	$6,328	$18,708	$10,795
All Other [3]	$945	$3,330	$2,220	$13,770

1 Represents the net charge to earnings related to the stock-based element of our proposed settlement in these class action lawsuits. See Part II, Item 1 on Legal Proceedings for a complete discussion of these matters.

2 Represents charges to earnings related to our defense of various significant legal actions during the period. This does not include all legal costs incurred by the Company.

3 All other primarily relates to settlements accruals related to the completed DOJ-Lacey Act investigation in 2015, various payroll factors, including our retention initiatives and the net impact of the CARB and Prop 65 settlements in 2016.

Operating Loss and Operating Margin

Operating loss for the three months ended June 30, 2016 was $19.3 million compared to operating loss of $28.3 million in the comparable period in 2015. Operating loss as a percent of net sales was (8.1)% for the three months ended June 30, 2016 compared to (11.4)% for the three months ended June 30, 2015.

Provision for Income Taxes

The effective tax rate of 37.1% for the three months ended June 30, 2016 was driven principally by an increase in a valuation allowance against certain of the Company’s deferred tax assets and revised projected pretax income for the remainder of 2016. The effective tax rate of 28.2% for the three months ended June 30, 2015 was impacted primarily by a decrease in state taxes offset by a reserve for an uncertain tax position the deductibility of certain legal accruals and revised projected pretax income for the remainder of 2015. At the end of the second quarter of 2016, refundable income taxes and the deferred tax asset were $41.2 million and $12.3 million, respectively. At December 31, 2015, refundable income taxes and the deferred tax asset were $19.6 million and $21.0 million, respectively. These amounts are reflected within other current assets on the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015.

In July 2016, we received a refund of $22.1 million from the IRS related to the carry back of our 2015 net operating losses to prior periods where we generated taxable income. This amount is reflected in other current assets in the condensed consolidated balance sheet at June 30, 2016.

Diluted Earnings per Share

Net loss for the three months ended June 30, 2016 was $12.2 million, resulting in a loss of $0.45 per diluted share, compared to a net loss of $20.3 million, or $0.75 per diluted share, for the three months ended June 30, 2015. Net loss for the first six months of 2016 was $44.6 million, resulting in a loss of $1.65 per diluted share, compared to a net loss of $28.1 million, or $1.04 per diluted share, for the first six months of 2015.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. We periodically use excess cash flow to repurchase shares of our common stock under our stock repurchase program, however, we have suspended our share repurchase plan until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. Our principal sources of liquidity at June 30, 2016 were $12.7 million of cash and cash equivalents, our expected cash flows from operations and $53.7 million of availability under our revolving credit facility, subject to potential limitations. In July 2016, we received a refund of $22.1 million from the IRS related to the carry back of our 2015 net operating losses to prior periods where it generated taxable income. This amount is reflected in other current assets on the condensed consolidated balance sheet at June 30, 2016

In 2016, we believe that capital expenditures will total between $10.0 million and $15.0 million, but we will continue to assess and adjust our level of capital expenditures based on changing circumstances. Included in our capital requirements, we will continue to selectively evaluate the opening of new stores and the remodeling and relocating of existing stores while continuing to focus on our current store base.

In addition, we continue to address the outstanding legal matters, including MDL, which, if settled, could have a material adverse impact on our liquidity in future periods.

Cash and Cash Equivalents

During the first six months of 2016, cash and cash equivalents decreased $14.0 million to $12.7 million. The decrease of cash and cash equivalents was primarily due to $23.7 million of net cash used in operating activities and $3.3 million used for capital expenditures, which were partially offset by the $12.0 million borrowed under the revolving credit facility. This decrease was primarily attributable to significant increases in inventory levels during the six months ended June 30, 2016.

During the first six months of 2015, cash and cash equivalents increased $25.0 million to $45.3 million. The increase of cash and cash equivalents was primarily due to $19.2 million of net cash provided by operating activities and $20.0 million borrowed under the revolving credit facility, which were partially offset by the use of $14.3 million for capital expenditures. This increase was primarily attributable to significant reductions in inventory levels during the six months ended June 30, 2015.

Merchandise Inventories

Merchandise inventories at June 30, 2016 increased $10.5 million from December 31, 2015, due to an increase in available for sale inventory of $15.3 million partially offset by a decrease in inbound in-transit inventory of $4.8 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of	As of	As of
	June 30, 2016	December 31, 2015	June 30, 2015
	(in thousands)
Inventory – Available for Sale	$231,229	$215,903	$243,060
Inventory – Inbound In-Transit	23,708	28,499	19,683
Total Merchandise Inventories	$254,937	$244,402	$262,743

Available Inventory Per Store	$610	$577	$670

Available inventory per store at June 30, 2016 was higher than December 31, 2015 primarily due to the timing of net sales below expectations during the first half of 2016. Available inventory per store was lower than June 30, 2015 primarily as a result of our efforts to simplify our assortment and better manage working capital. Part of our strategic direction to strengthen our value proposition is to ensure that each store location has the right mix of product available to meet customer demand, which we believe will enhance the shopping experience for our customers.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning.

Cash Flows

Operating Activities. Net cash used in operating activities was $23.7 million for the six months ended June 30, 2016 and net cash provided by operating activities was $19.1 million for the six months ended June 30, 2015. Net cash flows from operating activities in the first six months of 2016 decreased as compared to the prior year six-month period primarily due to less profitable operations and an increase in inventory and other working capital changes. Net cash provided by operating activities in the first six months of 2015 decreased as compared to the first six months of 2014 primarily due to less profitable operations and a decrease in accounts payable which were partially offset by a decrease in merchandise inventory and other working capital changes.

Investing Activities. Net cash used in investing activities for capital expenditures was $3.3 million and $14.3 million for the six months ended June 30, 2016 and 2015, respectively. Capital expenditures for the first six months of 2016 decreased in comparison to the first six months of the prior year primarily due to fewer new store openings and lower expenditures related to our information technology initiatives. Capital expenditures for the first six months of 2015 included approximately $6.3 million related to store base expansion and remodeling, approximately $2.4 million related to the East Coast distribution center and approximately $1.5 million for the new finishing line.

Financing Activities. Net cash provided by financing activities was $12.1 million for the six months ended June 30, 2016, primarily due to $12.0 million of net borrowings on the revolving credit facility. Net cash provided by financing activities was $19.7 million for the six months ended June 30, 2015, primarily due to $20.0 million of net borrowings on the revolving credit facility.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Since the filing of our last annual report on Form 10-K for the year ended December 31, 2015, we believe the following represents a significant change to our critical accounting policies and estimates used in preparation of our financial statements:

Accrual for Air Quality Emissions Screening Test Costs

During the second quarter of 2016, we agreed with the Office of Compliance and Field Operations of the Consumer Product Safety Commission (“CPSC”) to continue our indoor air quality testing program for customers who purchased laminate flooring sourced from China during the period from February 22, 2012 to February 27, 2015. The form of the testing program agreed to with the CPSC is substantially similar to the program we have operated since March 2015. In connection with the agreement with the CPSC, we determined that a probable loss should be recognized related to future costs of the program during the interim period ended June 30, 2016 and recorded a charge to cost of sales of approximately $3.0 million.

Estimating the reserve for costs associated with our indoor air quality program for our customers who purchased laminate flooring sourced from China requires management to estimate (1) the number of future requests for indoor air quality testing for the duration of the program, (2) the results of that testing, and (3) the average cost to settle each request.

We project our best estimate of the expected number of requests to be received, and the percentage of requests that will ultimately progress through various phases of our testing program utilizing historic trends since the voluntary program began in March of 2015. Estimates for both of these elements (number and percentage) are quantified using a range of assumptions derived from our limited indoor air quality test program history and the identification of factors influencing the amount of requests, including the declining trend in received requests due to the passage of time since customer purchase of the material and/or recent media events.

Actual liabilities could be higher or lower than those estimated due to uncertainty in projecting the number of future requests for tests, future average costs per test and other factors, which could materially affect our financial condition, results of operations or cash flows. Our estimate is based, in part, on a projection that the annual number of requests received will continue to decline over time and that the average cost per request will remain relatively stable. If the level of requests received or average cost per request differs materially from expectations, it could result in additional increases to the reserve and reduced earnings and cash flows in future periods. At June 30, 2016, our best estimate of the future indoor air quality testing program reserve is approximately $3.6 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our revolving credit agreement are exposed to interest rate risk due to the variable rate of the facility. As of June 30, 2016, we had $32.0 million outstanding under our revolving credit agreement.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2016. Based on this evaluation, the Company's Chief Executive Officer and interim Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2016 due to the material weakness at December 31, 2015, described below. As of June 30, 2016, the Company implemented a remediation action plan to address the material weakness referenced below. This remediation plan included both the implementation of new controls over user access to our ERP systems (as defined below), as well as a review of the design of existing IT controls. However, these new and revised processes and controls have not operated or been tested for a sufficient period of time to allow for management to conclude that they are appropriately designed, implemented and operating effectively. For the quarter ended June 30, 2016, the Company performed additional testing, verification and validation of information technology user access controls to assess the reliability of the financial data used to the unaudited quarterly condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).  Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting. In the course of completing our assessment of internal control over financial reporting as of December 31, 2015, management identified deficiencies related to the design and operating effectiveness of its information technology (“IT”) general controls for the Company’s enterprise resource planning system (referred to hereinafter as the “ERP system”). The ERP system is utilized in the performance of transactional and management review controls that comprise the principal element of the Company’s system of internal control over financial reporting and are relevant to the preparation of its condensed consolidated financial statements. These deficiencies involved user access controls that are intended to ensure that access and revisions to financial applications and data is adequately restricted to appropriate personnel. The ineffective user access controls resulted in ineffective segregation of duties within the Company’s IT environment, whereby certain personnel and contractors had the capability to perform conflicting duties within the ERP system. Finally, the Company did not maintain effective controls over certain periodic reviews of user access for the period. As a result of the aggregate deficiencies identified, there is a reasonable possibility that the effectiveness of business process controls that utilize electronic data and financial reports generated from the affected ERP system could have been adversely affected.

Management has now developed and implemented a remediation plan to address the material weakness in the Company’s ERP system noted above. The remediation actions included the following:

•	Improved the design, operation and monitoring of existing control activities and procedures associated with user and administrator access to the affected IT system, including enhancement of both preventive and detective control activities;
•	Further standardized the processes for assignment of user access roles and responsibilities within the Company’s ERP system; and
•	Reviewed the responsibilities in the functional areas that support and monitor our IT systems.

Management believes that the above efforts will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, and tested and concluded by management to be designed and operating effectively. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary. While we believe substantial progress has been made related to the remediation activities noted above, deficiencies in user access controls for our ERP system and reliance on data generated from our ERP system have not yet been sustained and operating for a sufficient period of time to be deemed proven as remediated. Accordingly, the material weakness in our internal controls over financial reporting related to information technology user access controls as reported at December 31, 2015 has not been deemed remediated as of June 30, 2016.

During the second half of fiscal year 2016, management will test and evaluate the implementation of the new processes established as a result of the remediation plans, and the related internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements. Notwithstanding the identified material weaknesses, management believes the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at June 30, 2016 and for the periods presented in accordance with U.S. GAAP.

As part of the process of remediating our material weakness discussed above, management continues to evaluate resources, evaluate roles and responsibilities of key personnel and assess the need to make changes to certain processes related to our information technology general controls. Except as noted in the preceding paragraphs, there have been no other changes in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Securities Investigation

In March 2015, we received a grand jury subpoena issued in connection with a criminal investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia (the “U.S. Attorney”). In addition, on May 19, 2015, July 13, 2015 and March 11, 2016, we received subpoenas from the New York Regional Office of the SEC in connection with an inquiry by the SEC staff. Based on the subpoenas, we believe the focus of both the U.S. Attorney investigation and SEC investigation primarily relate to compliance with disclosure, financial reporting and trading requirements under the securities laws since 2011. We are fully cooperating with the investigations by the U.S. Attorney and SEC staff and continue to produce documents responsive to the subpoenas and pursuant to other requests received from the U.S. Attorney’s Office. Given that the investigation by the U.S. Attorney and SEC staff are still ongoing, we cannot estimate the reasonably possible loss or range of loss that may result from this matter.

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

On April 4, 2016, the court issued a ruling granting our motion for judgment. The court entered judgment for us on June 30, 2016. Although we accrued $0.9 million in the fourth quarter of 2015 as our best estimate of the probable loss that may result from this action at such time, given the court’s ruling, we have subsequently reversed this accrual during the first quarter of 2016. In light of the court’s entry of judgment, the likelihood of a material loss in connection with this matter is now remote.

Securities Class Action and Derivative Litigation Matters

As more fully set forth below, in each of the Securities Class Action Litigation (as defined below) and the Consolidated Derivative Litigation Matter (as defined below), we have entered into a Stipulation of Settlement. Both the Securities Class Action Stipulation (as defined below) and the Consolidated Derivative Stipulation (as defined below) are dependent on each other and are subject to court approvals and other contingencies. Therefore, there can be no assurance that a settlement will be approved by the courts or as to the ultimate outcome of the Securities Class Action Litigation or the Derivative Litigation Matter.

Securities Litigation Matter

On or about November 26, 2013, Gregg Kiken (“Kiken”) filed a securities class action lawsuit (the “Kiken Lawsuit”), which was subsequently amended, in the United States District Court for the Eastern District of Virginia against us, our founder, former Chief Executive Officer and President, former Chief Financial Officer and former Chief Merchandising Officer (collectively, the “Kiken Defendants”). On or about September 17, 2014, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust (“Hallandale”) filed a securities class action lawsuit (the “Hallandale Lawsuit”) in the United States District Court for the Eastern District of Virginia against us, our former Chief Executive Officer and President and our former Chief Financial Officer (collectively, the “Hallandale Defendants,” and with the Kiken Defendants, the “Defendants”). On March 23, 2015, the court consolidated the Kiken Lawsuit with the Hallandale Lawsuit, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action as In re Lumber Liquidators Holdings, Inc. Securities Litigation (the “Securities Class Action Litigation”).

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

On April 27, 2016, the Defendants entered into an agreement in principle, a Memorandum of Understanding (“Securities Class Action MOU”), with the lead plaintiffs in the consolidated securities class action. On June 15, 2016, we entered into a definitive settlement agreement (the “Securities Class Action Stipulation”) and, on July 7, 2016, the court entered an order granting preliminary approval for the Securities Class Action Stipulation. The terms of the Securities Class Action Stipulation were consistent with those of the Securities Class Action MOU. Under the terms of the Securities Class Action Stipulation, we, through our insurers, will contribute $26.0 million to a settlement fund that will be used to compensate individuals who purchased our shares during the period from February 22, 2012 to February 27, 2015. In addition, under the terms of the Securities Class Action Stipulation, we will issue 1 million shares of its common stock to the settlement fund with a value of approximately $15.4 million based on the $15.42 closing price of our common stock on June 30, 2016. We have classified the loss contingency of $41.4 million as accrued securities class action and the expected insurance proceeds of $26.0 million as insurance receivable on the accompanying condensed consolidated balance sheet. The amount of loss associated with the issuance of shares of common stock as a part of the settlement will be determined based on the trading value of the shares on the date of issuance, which could increase the recognized loss if the trading value increases or result in a gain if the trading value decreases. We will record the fair value of the expected number of shares to be issued in our condensed consolidated balance sheet based on the closing price of its common stock as of the reporting date until the liability is settled. We recorded a benefit of $0.6 million within selling, general, and administrative expense during the second quarter of 2016 to reflect the decrease in the closing price of our common stock between April 27, 2016, the initial recording of the liability, and June 30, 2016. The settlement is subject to further consideration at the settlement hearing scheduled to be held on November 17, 2016 and to several contingencies including final court approval. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. The ultimate resolution of these actions could have a material adverse effect on our financial condition and results of operations.

Derivative Litigation Matter - Consolidated Cases

On or about March 11, 2015, R. Andre Klein (“Klein”) filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against our directors at that time, as well as our Senior Vice President, Supply Chain, former Chief Merchandising Officer and former Chief Financial Officer (collectively, the “Klein Defendants”). On or about April 1, 2015, Phuc Doan (“Doan”) filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against our directors at that time, as well as our Senior Vice President, Supply Chain, former Chief Merchandising Officer and former Chief Financial Officer (collectively, the “Doan Defendants”). On or about April 15, 2015, Amalgamated Bank, as trustee for the Longview 600 Small Cap Index Fund, filed a shareholder derivative suit in the United States District Court for the Eastern District of Virginia against our directors at that time, as well as our former Chief Merchandising Officer, former Chief Financial Officer, Senior Vice President, Supply Chain and our former Chief Executive Officer and President (collectively, the “Amalgamated Defendants,” and, with the Klein and Doan Defendants, the “Individual Defendants”). We were named as a nominal defendant only in these three suits.

On May 27, 2015, the court consolidated the Klein, Doan, and Amalgamated Bank suits, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action as In re Lumber Liquidators Holdings, Inc. Shareholder Derivative Litigation (the “Consolidated Derivative Litigation Matter”). In the complaints, Klein’s, Doan’s and Amalgamated Bank’s (collectively, “Plaintiffs”) allegations include (i) breach of fiduciary duties, (ii) abuse of control, (iii) gross mismanagement, (iv) unjust enrichment, (v) insider trading, (vi) corporate waste, (vii) common-law conspiracy, and (viii) statutory conspiracy. Plaintiffs did not quantify any alleged damages in their complaints but, in addition to attorneys’ fees and costs, Plaintiffs seek (1) a declaration that the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to us, (2) a determination and award to us of the damages sustained by us as a result of the violations of each of the Individual Defendants, jointly and severally, (3) a directive to us and the Individual Defendants to take all necessary actions to reform and improve our corporate governance and internal procedures to comply with applicable laws and to protect us and our shareholders from a repeat of the events that led to the filing of this action, (4) a determination and award to us of exemplary damages in an amount necessary to punish the Individual Defendants and to make an example of the Individual Defendants to the community according to proof of trial, (5) the awarding of restitution to us from the Individual Defendants, (6) a requirement that we establish corporate policies and procedures prohibiting the use of Chinese manufacturers of its products, (7) a prohibition against us using wood or wood products from the Russian Far East, (8) a requirement that we establish corporate policies and procedures to ensure compliance with CARB standards for all of its flooring products, and (9) disgorgement and payment to us of all compensation and profits made by the Individual Defendants, and each of them, at any time during which such Individual Defendants were breaching fiduciary duties owed to us and/or committing, or aiding and abetting the commitment of, corporate waste.

On May 16, 2016, we and the Individual Defendants entered into an agreement in principle, a Memorandum of Understanding (“Consolidated Derivative MOU”), with the lead plaintiff in the Consolidated Derivative Litigation Matter. On July 18, 2016, we entered into a definitive settlement agreement (the “Consolidated Derivative Stipulation”). The terms of the Consolidated Derivative Stipulation were consistent with those of the Consolidated Derivative MOU. Under the terms of the Consolidated Derivative Stipulation, the Consolidated Derivative Litigation Matter will be settled for a combination of corporate governance changes, a payment of $26.0 million in insurance proceeds to us (which we will then use to settle the pending Securities Class Action Litigation), and attorneys’ fees. During the first quarter of 2016, we determined that a probable loss was incurred related to the Derivative Litigation Matters and recognized a net charge to earnings of $2.5 million within selling general and administrative expense in the condensed consolidated statement of operations. We classified the loss contingency of $5.0 million within other current liabilities and the expected insurance proceeds of $2.5 million within insurance receivable on the balance sheet. The settlement is subject to several contingencies including preliminary and final court approval. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. The ultimate resolution of these actions could have a material adverse effect on our financial condition and results of operations.

Derivative Litigation Matters

On June 11, 2015, the Special Committee of the Board of Directors (the “Special Committee”) exercised its authority to create a Demand Review Committee, which is comprised of three independent directors and tasked with reviewing, analyzing, investigating and considering the allegations made in the Consolidated Derivative Litigation Matter, other Derivative Matters and the Horton Action, as described below, and to report its recommendations thereon to the board of directors.  Following an extensive review, investigation and analysis, including taking into consideration the report of independent counsel engaged to assist in the investigation of these matters, the Demand Review Committee recommended to the board of directors that bringing the claims articulated in the Consolidated Derivative Litigation Matter, the other Derivative Matters and the Horton Action would not be in the Company’s best interest.

Derivative Litigation Matter - Costello Matter

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

We filed a motion to dismiss the amended complaint based on the failure to make a demand upon our board of directors and the Costello Defendants filed a motion to dismiss based on the failure to state a claim and the exculpatory provision in our Certificate of Incorporation. On September 14, 2015, the parties entered into a stipulation voluntarily staying the case until the Demand Review Committee had an opportunity to investigate Costello’s allegations and make a recommendation to our board of directors, and the board of directors has the opportunity to act on that recommendation. The court approved the stipulation. The stay remains in effect.

Derivative Litigation Matter - McBride Matter

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

With respect to the Costello Matter and the McBride Matter (collectively, the “Other Derivative Matters”), pursuant to the terms of the Consolidated Derivative Stipulation, the lead plaintiffs in the Consolidated Derivative Litigation Matter will use their best efforts to resolve the Other Derivative Matters. If the lead plaintiffs are unable to resolve the Other Derivative Matters, the lead plaintiffs will cooperate with us to seek dismissal of the Other Derivative Matters. While a material loss is reasonably possible, we are unable to reasonably estimate the possible or range of possible loss.

Derivative Litigation Matter - Horton Matter

In May 2015, we received a shareholder demand from Timothy Horton (“Horton”), with the allegations and demands overlap substantially with those raised in the Consolidated Derivative Litigation Matter. On June 11, 2015, the Special Committee of the Board of Directors (the “Special Committee”) exercised its authority to create a three-person Demand Review Committee, which is comprised of three independent directors and tasked with investigating the claims made in the consolidated action and the Horton demand letter and making a recommendation to the board of directors as to whether it would be in the best interests of the Company to pursue any of those claims. The members of the Demand Review Committee filed a motion to stay the consolidated action pending completion by the Demand Review Committee of its investigation and recommendation to the board of directors. As part of our determination that pursuit of the derivative claims would not be in the best interests of our stockholders, the Demand Review Committee determined to recommend to the board of directors to reject Horton’s demand and that we not pursue the claims described in his letters to the Company. The board adopted that recommendation on May 6, 2016.

On May 16, 2016, Horton filed a verified complaint in the Court of Chancery of the State of Delaware against the Company (the “Horton 220 Action”). In the complaint, Horton alleges that we violated environmental laws and regulations, as well as made misstatements regarding our sourcing and inventory. Horton did not quantify any alleged damages in the complaint but, in addition to attorneys’ fees and costs, Horton sought an order compelling us and our officers, directors, employees and/or agents to immediately permit Horton, his attorneys and/or agents to inspect and make copies and extracts of our books and records.

On July 7, 2016, Horton and the Company entered into a settlement agreement and release pursuant to which we agreed to deliver certain documents to Horton’s attorney in exchange for a release by Horton and dismissal with prejudice of the Horton 220 Action. We complied with the terms of the settlement agreement and, on July 20, 2016, the Horton Action was dismissed with prejudice.

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

While we believe that a loss associated with the MDL matters is reasonably possible, we are unable to estimate the amount of loss, or range of possible loss, at this time. In the event that a settlement is reached related to these matters, the amount of such settlement may be material to our results of operations and financial condition and may have a material adverse impact on our liquidity.

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

On July 12, 2016, we entered into a Mutual Release with Liberty Mutual Fire Insurance Company, Liberty Insurance Company, Employers Insurance Company of Wausau, Wausau Business Insurance Company and Wausau Underwriters Insurance Company, through which the parties released all claims they may have against the other with respect to, inter alia, the Product Liability Cases. Pursuant thereto, in the coming days, those insurers will dismiss claims asserted against us in the Virginia Action (except the reformation claim on which judgment has already been entered), and we will dismiss claims asserted against those insurers in the Wisconsin Action.

In addition, there are a number of state court cases and claims alleging damages from Chinese-made laminate flooring.

Litigation Relating to Abrasion Claims

On May 20, 2015, a purported class action titled Abad v. Lumber Liquidators, Inc. was filed in the United States District Court for the Central District of California and two amended complaints were subsequently filed. In the Second Amended Complaint (“SAC”), the plaintiffs (collectively, the “Abrasion Plaintiffs”) sought to certify a national class composed of “All Persons in the United States who purchased Defendant’s Dream Home brand laminate flooring products from Defendant for personal use in their homes,” or, in the alternative, 32 statewide classes from California, North Carolina, Texas, New Jersey, Florida, Nevada, Connecticut, Iowa, Minnesota, Nebraska, Georgia, Maryland, Massachusetts, New York, West Virginia, Kansas, Kentucky, Mississippi, Pennsylvania, South Carolina, Tennessee, Virginia, Washington, Maine, Michigan, Missouri, Ohio, Oklahoma, Wisconsin, Indiana, Illinois and Louisiana. The SAC alleges violations of each of these states’ consumer protections statutes and the federal Magnuson-Moss Warranty Act, as well as breach of implied warranty and fraudulent concealment. The Abrasion Plaintiffs did not quantify any alleged damages in the SAC but, in addition to attorneys’ fees and costs, sought an order certifying the action as a class action, an order adopting the Abrasion Plaintiffs’ class definitions and finding that the Abrasion Plaintiffs are their proper representatives, an order appointing their counsel as class counsel, injunctive relief prohibiting us from continuing to advertise and/or sell laminate flooring products with false abrasion class ratings, restitution of all monies it received from the Abrasion Plaintiffs and class members, damages (actual, compensatory, and consequential) and punitive damages.

The Abrasion Plaintiffs filed a Third Amended Complaint and we moved to dismiss the Third Amended Complaint. The court decided that it would decide the motion only as to the California plaintiffs, but ordered all the non-California plaintiffs dropped from the action. The non-California plaintiffs have 60 days to re-file separate complaints in the Central District of California, which will then be transferred to the district court located in the place of residence of each non-California plaintiff whose claim is refiled. We dispute the Abrasion Plaintiffs’ claims and intend to defend these matters vigorously. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.

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

Following the issuance of the orders, a number of appeals were filed by several parties, including us, with the Court of International Trade (“CIT”) challenging various aspects of the determinations made by both the ITC and DOC, including certain aspects that may impact the validity of the AD and CVD orders and the applicable rates. The appeal of the CVD order was dismissed in June 2015. On January 23, 2015, the CIT issued a decision rejecting the challenge of the AD rate for all but one Chinese exporter. This decision was finalized on July 6, 2015, appealed to the Court of Appeals for the Federal Circuit on July 31, 2015 and may take a year to conclude. This appeal is pending.

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

In January 2015, pursuant to the second annual review, the DOC issued a non-binding preliminary AD rate of 18.27% for purchases from December 2012 through November 2013 and a preliminary CVD rate of 0.97% for purchases in fiscal year 2012. The rates were finalized in early July 2015 with the AD rate set at 13.74% and the CVD rate set at 0.99%. As these rates are now final, we believe the best estimate of the probable loss was $4.1 million for shipments during the applicable time periods, which we recorded as a long-term liability on our accompanying consolidated balance sheet and included in our cost of sales in our second quarter 2015 condensed consolidated financial statements. Beginning in July 2015, we began paying these rates on each applicable purchase. The rates relating to this second annual review have been appealed to the CIT and that appeal is pending.

The third annual review of the AD and CVD rates was initiated in February 2015. The third AD review covered shipments from December 1, 2013 through November 30, 2014. The third CVD review covered shipments from January 1, 2013 through December 31, 2013. In January 2016, the DOC issued non- binding preliminary results in the third annual review. The preliminary AD rate was 13.34% and the CVD preliminary rate was 1.43%. In May 2016, the DOC issued the final CVD rate in the third review, which was 1.38%. On July 13, 2016, the DOC set the final AD rate at 17.37%. We intend to appeal these rates. As these rates are now final, we believe our best estimate of the probable loss associated with AD and CVD is approximately $5.5 million. During the quarter ended June 30, 2016, we recorded this amount in other long-term liabilities in our condensed consolidated balance sheet and as a charge to earnings in cost of sales on our condensed consolidated statement of operations. We will begin to pay the finalized rates on each applicable future purchase when recognized by U.S. Customs and Border Protection.

The total amount recorded in other long-term liabilities related to this matter in the accompanying balance sheet as of June 30, 2016 and December 31, 2015 was $10.4 million and $4.9 million, respectively.

Based on the final CVD and AD rates in the third review set in May 2016 and July 2016, respectively we would owe an additional $4.6 million for all shipments subsequent to November 2014 (AD) and December 2013 (CVD). As no rates have been finalized for these periods, we have not recorded an accrual in its condensed consolidated financial statements for the impact of higher rates for the time periods subsequent to the third annual review. Based on the information available, we believe there is at least a reasonable possibility that an additional charge may be incurred in the range of $0 to $4.6 million. A charge greater than this amount may be incurred, but we are unable to estimate the amount at this time.

In February 2016, the DOC initiated the fourth annual review of AD and CVD rates, which we expect will follow a similar schedule as the preceding review. The preliminary results in the fourth annual review are currently expected in September.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended June 30, 2016 (dollars in thousands, except per share amounts):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
April 1, 2016 to April 30, 2016	—	—	—	$14,728
May 1, 2016 to May 31, 2016	520	$14.21	—	14,728
June 1, 2016 to June 30, 2016	13	$11.19	—	14,728
Total	533	$14.13	—	$14,728

[1]	We repurchased 533 shares of our common stock in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended June 30, 2016.
[2]	Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: July 27, 2016	By:	/s/ Gregory A. Whirley, Jr.
Gregory A. Whirley, Jr.
Interim Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Settlement and Release Agreement dated May 18, 2016 by and between Robert M. Lynch and Lumber Liquidators Holdings, Inc.

10.2	Lumber Liquidators Holdings, Inc. Amended and Restated 2011 Equity Compensation Plan (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed May 25, 2016 (File No. 001-33767), and incorporated herein by reference)

10.3	Corrective Action Plan, dated June 15, 2016, by and between Lumber Liquidators Holdings, Inc. and the Office of Compliance and Field Operations of the Consumer Products Safety Commission (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed June 17, 2016 (File No. 001-33767), and incorporated herein by reference)

10.4	Stipulation and Agreement of Settlement dated June 15, 2016 by and between Gregg Kiken, Keith Foster, David Lorenzo and Charles Hickman (collectively “Lead Plaintiffs”), on behalf of themselves and the Settlement Class and Lumber Liquidators Holdings, Inc. and defendants Thomas D. Sullivan, Robert M. Lynch, Daniel E. Terrell and William K. Schlegel. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed July 12, 2016 (File No. 001-33767), and incorporated herein by reference)

31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

