Form 10-Q
period 2016-09-30
Lumber Liquidators Holdings, Inc.
filed 2016-10-31
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 27, 2016, there are 27,247,863 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2016

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and Cash Equivalents	$8,788	$26,703
Merchandise Inventories	253,371	244,402
Insurance Receivable	28,500	—
Prepaid Expenses	7,200	5,931
Other Current Assets	44,705	45,752
Total Current Assets	342,564	322,788
Property and Equipment, net	116,639	121,997
Goodwill	9,693	9,693
Other Assets	2,582	1,724
Total Assets	$471,478	$456,202

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$75,096	$55,247
Customer Deposits and Store Credits	32,606	33,771
Accrued Compensation	8,705	6,057
Accrued Securities Class Action	45,670	—
Sales and Income Tax Liabilities	4,496	3,914
Other Current Liabilities	28,160	28,755
Total Current Liabilities	194,733	127,744
Other Long-Term Liabilities	21,505	20,252
Deferred Tax Liability	16,593	10,638
Revolving Credit Facility	20,000	20,000
Total Liabilities	252,831	178,634

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 shares authorized; 27,245,426 and 27,088,460 shares outstanding, respectively)	30	30
Treasury Stock, at cost (2,853,492 and 2,824,814 shares, respectively)	(139,415)	(138,987)
Additional Capital	184,872	180,590
Retained Earnings	174,530	237,600
Accumulated Other Comprehensive Loss	(1,370)	(1,665)
Total Stockholders’ Equity	218,647	277,568
Total Liabilities and Stockholders’ Equity	$471,478	$456,202

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2016	2015	2016	2015

Net Sales	$244,082	$236,064	$715,687	$743,969
Cost of Sales	167,393	165,068	492,305	519,077
Gross Profit	76,689	70,996	223,382	224,892
Selling, General and Administrative Expenses	100,661	88,333	307,797	276,564
Operating Income (Loss)	(23,972)	(17,337)	(84,415)	(51,672)
Other Expense	168	56	450	137
Income (Loss) Before Income Taxes	(24,140)	(17,393)	(84,865)	(51,809)
Income Tax Expense (Benefit)	(5,702)	(8,914)	(21,795)	(15,203)
Net Income (Loss)	$(18,438)	$(8,479)	$(63,070)	$(36,606)
Net Income (Loss) per Common Share—Basic	$(0.68)	$(0.31)	$(2.32)	$(1.35)
Net Income (Loss) per Common Share—Diluted	$(0.68)	$(0.31)	$(2.32)	$(1.35)
Weighted Average Common Shares Outstanding:
Basic	27,197,445	27,086,443	27,132,398	27,080,389
Diluted	27,197,445	27,086,443	27,132,398	27,080,389

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net Income (Loss)	$(18,438)	$(8,479)	$(63,070)	$(36,606)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(44)	(532)	295	(714)
Total Other Comprehensive Income (Loss)	(44)	(532)	295	(714)
Comprehensive Income (Loss)	$(18,482)	$(9,011)	$(62,775)	$(37,320)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net Income (Loss)	$(63,070)	$(36,606)
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	13,183	13,087
Stock-Based Compensation Expense	4,478	1,883
Stock-Based Portion of Provision for Securities Class Action	19,670	—
Impairment Charges	—	8,394
Deconsolidation of Variable Interest Entity	—	1,457
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(9,715)	65,949
Accounts Payable	19,869	(23,702)
Customer Deposits and Store Credits	(1,079)	(964)
Prepaid Expenses and Other Current Assets	(28,698)	(11,696)
Other Assets and Liabilities	35,140	15,412
Net Cash (Used in) Provided by Operating Activities	(10,222)	33,214
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(8,268)	(19,471)
Other Investing Activities	575	—
Net Cash Used in Investing Activities	(7,693)	(19,471)
Cash Flows from Financing Activities:
Borrowings on Revolving Credit Facility	17,000	39,000
Payments on Revolving Credit Facility	(17,000)	(19,000)
Payments for Debt Issuance Costs	(931)	—
Other Financing Activities	125	(287)
Net Cash (Used in) Provided by Financing Activities	(806)	19,713
Effect of Exchange Rates on Cash and Cash Equivalents	806	61
Net (Decrease) Increase in Cash and Cash Equivalents	(17,915)	33,517
Cash and Cash Equivalents, Beginning of Period	26,703	20,287
Cash and Cash Equivalents, End of Period	$8,788	$53,804

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

Note 1.	Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate and vinyl flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand. The Company also provides in-home delivery and installation services. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 380 store locations in primary or secondary metropolitan areas. The Company’s stores spanned 46 states in the United States (“U.S.”) and included eight stores in Canada at September 30, 2016. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing lines in Toano, Virginia, which along with the call center and corporate offices, represent the “Corporate Headquarters.”

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

During the nine months ended September 30, 2015, the Company decided to discontinue certain vertical integration initiatives, which were previously consolidated as a variable interest entity, and terminated its prior arrangement. As a result, during the nine months ended September 30, 2015, the Company recorded a charge of $1,457 in cost of sales in its condensed consolidated statements of operations upon deconsolidation of the variable interest entity. The charge was measured as the difference between the fair value of the assets received upon termination and the carrying value of the related net assets.

Results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

During the nine months ended September 30, 2015, certain non-financial assets, including property and equipment, were written down and measured in the condensed consolidated financial statements at fair value. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820.

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

Due to certain management changes during the second quarter of 2015, the Company determined that it would refocus on its core business and not pursue an expansion into the tile flooring business in the near term and recorded a lower of cost or market adjustment of $3,663 for certain tile flooring and related accessories in cost of sales for the nine months ended September 30, 2015 on the condensed consolidated statements of operations.

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

In the third quarter of 2015, the Company finalized the termination of its agreement relating to certain vertical integration initiatives which changed the Company’s expectations of future cash flows from related long-lived assets. As a result, the Company tested certain long-lived assets for impairment. The Company recorded a $3,043 impairment charge within selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 3015 in its accompanying condensed consolidated statements of operations. The impairment charge was measured under an income approach utilizing forecasted discounted cash flows. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The most significant unobservable input used in the fair value analysis relates to the estimated sales price of the long-lived assets.

In the second quarter of 2015, the Company concluded that its decision not to pursue an expansion into the tile flooring business in the near term was a triggering event requiring assessment of recoverability for certain of its long-lived assets. As a result, the Company tested the long-lived assets for impairment related to its store locations selling a significant assortment of tile flooring. In the second quarter of 2015, the Company recorded a $1,350 impairment charge, which is recorded within SG&A expenses for the nine months ended September 30, 3015 in the accompanying condensed consolidated statements of operations. The impairment charge was measured under an income approach utilizing forecasted discounted cash flows. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The most significant unobservable input used in the fair value analysis relates to the estimated sales price of the long-lived assets.

Recognition of Net Sales

The Company recognizes net sales for products purchased at the time the customer takes possession of the merchandise. Service revenue, primarily installation revenue and freight charges for in-home delivery, is included in net sales and recognized when the service has been rendered. The Company reports sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, and net of an allowance for anticipated sales returns based on historical and current sales trends and experience. The sales returns allowance and related charges were not significant for the three and nine month periods ended September 30, 2016 and 2015.

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

In early March 2015, the Company began voluntarily offering free indoor air quality screening to certain of its flooring customers who purchased laminate flooring sourced from China to address customer questions about the air quality in their homes. During the second quarter of 2016, the Company agreed with the Office of Compliance and Field Operations of the Consumer Product Safety Commission (“CPSC”) to continue its indoor air quality testing program for customers who purchased laminate flooring sourced from China during the period from February 22, 2012 to February 27, 2015. The form of the testing program agreed to with the CPSC is substantially similar to the program the Company has operated since March 2015. In connection with the continuation of the testing program, the Company recorded a charge to cost of sales of approximately $3,000 in the second quarter of 2016 that represented our best estimate of the costs to continue the program. No additional accruals were considered necessary during the third quarter of 2016.

Estimating the reserve for costs associated with the Company’s indoor air quality program for certain of its customers who purchased laminate flooring sourced from China requires management to estimate (1) the number of future requests for indoor air quality testing, (2) the results of that testing and (3) the average cost to fulfill each request, all of which are subject to variables that are inherently uncertain.

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

Actual liabilities could be higher or lower than those projected due to uncertainty in projecting the number of future requests for tests, future average costs per test and other factors, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company’s estimate is based, in part, on a projection that the annual number of requests received will continue to decline over time and that the average cost per request will remain relatively stable. If the level of requests received or average cost per request differs materially from expectations, it could result in additional increases to the reserve and reduced earnings and cash flows in future periods. At September 30, 2016, the Company’s best estimate of its future indoor air quality testing program reserve is approximately $2,100.

A rollforward of the reserve for the Company’s air quality testing program was as follows:

	2016	2015
Balance at January 1	$809	$-
Provision	6,187	9,643
Payments	(4,896)	(7,382)
Balance at September 30	$2,100	$2,261

Recent Accounting Pronouncements

In March 2016, the FASB issued an accounting standards update which simplifies the accounting for employee share-based payments. The new standard requires the immediate recognition of all excess tax benefits and deficiencies in the income statement, and requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows. The standard also clarifies that all cash payments made to taxing authorities on the employees' behalf for shares withheld should be presented as financing activities on the statements of cash flows and provides for a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The provisions of the new standard are effective beginning January 1, 2017 and early adoption is permitted if all amendments are adopted in the same period. The Company has elected to apply the change in cash flow classification for excess tax benefits on a prospective basis. Cash payments made to taxing authorities on the behalf of company employees are reflected as a financing outflow in the condensed consolidated statements of cash flows, consistent with prior years. The Company will continue to include the impact of estimated forfeitures when determining share-based compensation expense.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), which amends ASC Topic 740, Balance Sheet Classification of Deferred Taxes. In summary, the core principle of Topic 740 is that an entity classifies both current and noncurrent deferred income tax assets and liabilities in the noncurrent section of the statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The amendments in ASU 2015-17 are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company assessed the impact of implementing the new guidance on its consolidated financial statements.  The adoption of this guidance has no impact on its results of operations or cash flows. When adopted, the standard will have a material impact in the presentation of its financial position through the reclassification of current deferred tax assets to noncurrent long term deferred liability.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition — Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company will adopt this ASU on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements and has not yet selected a method of adoption.

Note 3.	Stockholders’ Equity

Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income (Loss)	$(18,438)	$(8,479)	$(63,070)	$(36,606)
Weighted Average Common Shares Outstanding—Basic	27,197,445	27,086,443	27,132,398	27,080,389
Effect of Dilutive Securities:
Common Stock Equivalents	—	—	—	—
Weighted Average Common Shares utstanding—Diluted	27,197,445	27,086,443	27,132,398	27,080,389
Net Income (Loss) per Common Share—Basic	$(0.68)	$(0.31)	$(2.32)	$(1.35)
Net Income (Loss) per Common Share—Diluted	$(0.68)	$(0.31)	$(2.32)	$(1.35)

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock Options	899,374	595,357	870,547	655,448
Restricted Shares	531,274	280,351	520,295	168,410

Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to $150,000 of the Company’s common stock. At September 30, 2016, the Company had $14,728 remaining under this authorization. The Company did not repurchase any shares of its common stock under this program during the three and nine months ended September 30, 2016 and 2015, respectively.

Note 4.	Stock-Based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

	Stock Options	Restricted Stock Awards
Options Outstanding/Nonvested RSAs, December 31, 2015	692,776	461,671
Granted	339,815	315,223
Options Exercised/RSAs Released	(60,781)	(129,442)
Forfeited	(83,454)	(73,278)
Options Outstanding/Nonvested RSAs, September 30, 2016	888,356	574,174

For the nine months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense of $4,478 and $1,883, respectively. During the nine months ended September 30, 2015, the Company recorded a benefit of $1,871 for stock-based compensation as a result of the impact of actual forfeitures in the period, due primarily to the resignation of the Company’s chief executive officer in May 2015.

On May 23, 2016, the Company’s shareholders approved an increase in the number of shares of common stock authorized for issuance under the Company’s equity compensation plan by 750,000. On July 27, 2016, the Company filed a Registration Statement on Form S-8 with respect to these shares.

Note 5.	Related Party Transactions

As of September 30, 2016, the Company leased 29 of its store locations, a warehouse and the Corporate Headquarters, which includes a store location, representing 7.9% of the total number of store leases in operation, from entities controlled by the Company’s founder (“Controlled Companies”), who is also a member of the board of directors. As of September 30, 2015, the Company leased 30 of its store locations and the Corporate Headquarters, which included a store location, representing 8.4% of the total number of store leases in operation at that time, from Controlled Companies. Rental expense related to Controlled Companies was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Rental expense related to Controlled Companies	$805	$768	$2,522	$2,284

Note 6.	Revolving Credit Agreement

On August 17, 2016, the Company, Lumber Liquidators, Inc. (“LLI”) and Lumber Liquidators Services, LLC (“LL Services” and collectively with LLI, the “Borrowers”), entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”) and Wells Fargo Bank, N.A. (“Wells” and, collectively with the Bank, the “Lenders”) with the Bank as administrative agent and collateral agent (in this capacity, the “Agent”) and Wells as syndication agent.  The Credit Agreement amended and restated the Second Amended and Restated Credit Agreement (the “Existing Revolver”) that was entered into between LLI and the Bank on April 24, 2015.  Under the Credit Agreement, the Agent and the Lenders increased the maximum amount of borrowings under the revolving credit facility (the “Revolving Credit Facility”) from $100 million under the Existing Revolver to $150 million (but subject to the borrowing base as described in the Credit Agreement). The Borrowers also have the option to increase the Revolving Credit Facility up to a maximum total amount of $200 million subject to the satisfaction of the conditions to such increase specified in the Credit Agreement.

At September 30, 2016, the Company had $95,685 available to borrow under the Revolver, which was net of $5,813 in outstanding letters of credit, $20,000 in outstanding borrowings and certain limitations based on the borrowing base and the fixed charge coverage ratio covenant.

The Credit Agreement matures on August 17, 2021, is guaranteed by the Company and its other domestic subsidiaries other than LLI and LL Services and secured by security interests in the Collateral (as defined in the Credit Agreement), which includes substantially all assets of the Company including, among other things, the Company’s inventory and accounts receivables as under the Existing Revolver and the Company’s East Coast distribution center located in Sandston, Virginia.  Under the terms of the Credit Agreement, the Company has the ability to release the East Coast distribution center from the Collateral under certain conditions. The Revolving Credit Facility has no mandated payment provisions and a fee of 0.25% per annum on the average daily unused portion, paid quarterly in arrears.  Loans outstanding under the Revolving Credit Facility can bear interest based on the Base Rate or the LIBOR Rate, each as defined in the Credit Agreement.  Interest on Base Rate loans is charged at varying per annum rates computed by applying a margin ranging from 0.50% to 0.75% (dependent on the Company’s average daily excess borrowing availability under the Revolving Credit Facility during the most recently completed fiscal quarter) over the Base Rate.  Interest on LIBOR Rate loans and fees for standby letters of credit are charged at varying per annum rates computed by applying a margin ranging from 1.50% to 1.75% (dependent on the Company’s average daily excess borrowing availability under the Revolving Credit Facility during the most recently completed fiscal quarter) over the applicable LIBOR rate for one, two, three or six month interest periods as selected by the Company.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective in the event that the Company’s excess borrowing availability under the Revolving Credit Facility falls below the greater of $15,000 or 10% of the maximum revolver amount.

Note 7.	Income Taxes

The effective tax rate of 23.6% for the three months ended September 30, 2016 was driven principally by an increase in a valuation allowance against certain of the Company’s deferred tax assets and revised projected pretax income for the remainder of 2016. The effective tax rate of 51.3% for the three months ended September 30, 2015 was impacted primarily by a decrease in state taxes, reversal of uncertain tax positions liabilities and revised projected pretax income for the remainder of 2015. At the end of the third quarter of 2016, refundable income taxes and the deferred tax asset were $29,268 and $11,993, respectively. At December 31, 2015, refundable income taxes and the deferred tax asset were $19,596 and $21,045, respectively. These amounts are reflected within other current assets on the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015. During the quarter, the Company received a refund of $22,082 from the IRS related to the carry back of our 2015 net operating losses to prior periods where we generated taxable income.

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Internal Revenue Service has initiated audits of the Company’s income tax returns for the years 2013 through 2015.

Note 8.	Commitments and Contingencies

Governmental Investigations

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

On June 12, 2015, United States Judicial Panel on Multi District Litigation (the “MDL Panel”) issued an order transferring and consolidating ten of the related federal class actions to the United States District Court for the Eastern District of Virginia (the “Virginia Court”). In a series of subsequent conditional transfer orders, the MDL Panel has transferred the other cases to the Virginia Court. The Company continues to seek to have any newly filed cases transferred and consolidated in the Virginia Court and ultimately, the Company expects all federal class actions involving formaldehyde allegations, including any newly filed cases, to be transferred and consolidated in the Virginia Court. The consolidated case in the Virginia Court is captioned In re: Lumber Liquidators Chinese-Manufactured Flooring Products Marketing, Sales, Practices and Products Liability Litigation (the “MDL”).

Pursuant to a court order, plaintiffs filed a Representative Class Action Complaint in the Virginia Court on September 11, 2015. The complaint challenged the Company’s labeling of its flooring products and asserted claims under California, New York, Illinois, Florida and Texas law for fraudulent concealment, violation of consumer protection statutes, negligent misrepresentation and declaratory relief, as well as a claim for breach of implied warranty under California law. Thereafter, on September 18, 2015, plaintiffs filed the First Amended Representative Class Action Complaint (“FARC”) in which they added implied warranty claims under New York, Illinois, Florida and Texas law, as well as a federal warranty claim. The Company filed a motion to dismiss and answered the FARC. The Virginia Court granted the motion as to claims for negligent misrepresentation filed on behalf of certain plaintiffs, deferred as to class action allegations, and otherwise denied the motion. The Company also filed a motion to strike nationwide class allegations, on which the Virginia Court has not yet ruled. The Company also filed a motion to strike all personal injury claims made in class action complaints. Plaintiffs subsequently agreed and the Virginia Court has ordered that no Chinese formaldehyde class action pending in this lawsuit will seek damages for personal injury on a class-wide basis. The order does not affect any claims for personal injury brought solely on an individual basis. Fact discovery has closed and expert discovery is now proceeding in this matter. On August 1, 2016, Lumber Liquidators, Inc. filed a motion for summary judgment on plaintiffs’ First Amended Representative Complaint in the MDL and filed a motion to exclude expert reports and testimony by plaintiffs’ experts related to deconstructive testing.  Both motions are currently pending before the Eastern District of Virginia.

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

In addition to the MDL and Steele matters, there are a number of individual claims and lawsuits alleging damages due to excessive formaldehyde emissions. Some claims involve bamboo flooring, but most of the claims relate to laminate flooring products sourced in China. While the Company believes that a loss associated with these matters, the MDL and the Steele matters is reasonably possible, the Company is unable to estimate the amount of loss, or range of possible loss, at this time. In the event that a settlement is reached related to these matters, the amount of such settlement may be material to the Company’s results of operations and financial condition and may have a material adverse impact on the Company’s liquidity.

Further, in connection with the actions with the Company’s insurance companies disclosed in previous filings with the SEC, on July 12, 2016, the Company entered into a Mutual Release with the Company’s insurance carriers, through which the parties released all claims they may have against the other with respect to, inter alia, the MDL and other formaldehyde-related product liability cases.

Litigation Relating to Abrasion Claims

On May 20, 2015, a purported class action titled Abad v. Lumber Liquidators, Inc. was filed in the United States District Court for the Central District of California and two amended complaints were subsequently filed. In the Second Amended Complaint (“SAC”), the plaintiffs (collectively, the “Abad Abrasion Plaintiffs”) sought to certify a national class composed of “All Persons in the United States who purchased Defendant’s Dream Home brand laminate flooring products from Defendant for personal use in their homes,” or, in the alternative, 32 statewide classes from California, North Carolina, Texas, New Jersey, Florida, Nevada, Connecticut, Iowa, Minnesota, Nebraska, Georgia, Maryland, Massachusetts, New York, West Virginia, Kansas, Kentucky, Mississippi, Pennsylvania, South Carolina, Tennessee, Virginia, Washington, Maine, Michigan, Missouri, Ohio, Oklahoma, Wisconsin, Indiana, Illinois and Louisiana. The products that are the subject of these complaints are part of the same products at issue in the MDL. The SAC alleges violations of each of these states’ consumer protections statutes and the federal Magnuson-Moss Warranty Act, as well as breach of implied warranty and fraudulent concealment. The Abad Abrasion Plaintiffs did not quantify any alleged damages in the SAC but, in addition to attorneys’ fees and costs, sought an order certifying the action as a class action, an order adopting the Abad Abrasion Plaintiffs’ class definitions and finding that the Abad Abrasion Plaintiffs are their proper representatives, an order appointing their counsel as class counsel, injunctive relief prohibiting the Company from continuing to advertise and/or sell laminate flooring products with false abrasion class ratings, restitution of all monies it received from the Abad Abrasion Plaintiffs and class members, damages (actual, compensatory, and consequential) and punitive damages.

The Abad Abrasion Plaintiffs filed a Third Amended Complaint and the Company moved to dismiss the Third Amended Complaint. The court decided that it would decide the motion only as to the California plaintiffs (hereinafter referred to as the Abad Abrasion Plaintiffs) and ordered that all the non-California plaintiffs (collectively, the “Non-California Abrasion Plaintiffs”) be dropped from the action with leave to re-file. Many of the Non-California Abrasion Plaintiffs re-filed separate complaints in the Central District of California within the required 60-day period, which were then transferred to the district court located in the place of residence of each Non-California Abrasion Plaintiff. These complaints included similar causes of action and sought similar relief as those of the Abad Abrasion Plaintiffs.

On October 3, 2016, the MDL Panel issued an order transferring and consolidating sixteen of the federal abrasion class actions to the Virginia Court. In a subsequent conditional transfer order, the MDL Panel transferred other cases to the Virginia Court. The Company will seek to have any additional related cases transferred and consolidated in the Virginia Court. The consolidated case in the Virginia Court is captioned In re: Lumber Liquidators Chinese-Manufactured Laminate Flooring Durability Marketing and Sales Practices Litigation.

The Company disputes the Abad Abrasion Plaintiffs’ and the Non-California Abrasion Plaintiffs’ claims and intends to defend these matters vigorously. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

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

On April 27, 2016, the Defendants entered into an agreement in principle, a Memorandum of Understanding (“Securities Class Action MOU”), with the lead plaintiffs in the consolidated securities class action. On June 15, 2016, the Company entered into a definitive settlement agreement (the “Securities Class Action Stipulation”) and, on July 7, 2016, the court entered an order granting preliminary approval for the Securities Class Action Stipulation. The terms of the Securities Class Action Stipulation were consistent with those of the Securities Class Action MOU. Under the terms of the Securities Class Action Stipulation, the Company, through its insurers, will contribute $26,000 to a settlement fund that will be used to compensate individuals who purchased the Company’s shares during the period from February 22, 2012 to February 27, 2015. In addition, under the terms of the Securities Class Action Stipulation, the Company will issue 1 million shares of its common stock to the settlement fund with a value of approximately $19,670 based on the $19.67 closing price of the Company’s common stock on September 30, 2016. The Company has classified the loss contingency of $45,670 as accrued securities class action and the expected insurance proceeds of $26,000 as insurance receivable on the accompanying condensed consolidated balance sheet. The amount of loss associated with the issuance of shares of common stock as a part of the settlement will be determined based on the trading value of the shares on the date of issuance, which could increase the recognized loss if the trading value increases or result in a gain if the trading value decreases. The Company will record the fair value of the expected number of shares to be issued in its condensed consolidated balance sheet based on the closing price of its common stock as of the reporting date until the liability is settled. The Company recorded an expense of $4,250 within selling, general and administrative expense during the third quarter of 2016 to reflect the increase in the closing price of the Company’s common stock between June 30, 2016 and September 30, 2016. The settlement is subject to further consideration at the settlement hearing scheduled to be held on November 17, 2016 and to several contingencies including final court approval. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. The ultimate resolution of these actions could have a material adverse effect on the Company’s financial condition and results of operations.

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

On May 16, 2016, the Company and the Individual Defendants entered into an agreement in principle, a Memorandum of Understanding (“Consolidated Derivative MOU”), with the lead plaintiff in the Consolidated Derivative Litigation Matter. On July 18, 2016, the Company entered into a definitive settlement agreement (the “Consolidated Derivative Stipulation”) and, on August 26, 2016, the court entered an order granting preliminary approval to the Consolidated Derivative Stipulation. The terms of the Consolidated Derivative Stipulation were consistent with those of the Consolidated Derivative MOU. Under the terms of the Consolidated Derivative Stipulation, the Consolidated Derivative Litigation Matter will be settled for a combination of corporate governance changes, a payment of $26,000 in insurance proceeds to the Company (which the Company will then use to settle the pending Securities Class Action Litigation), and attorneys’ fees. During the first quarter of 2016, the Company determined that a probable loss was incurred related to the Derivative Litigation Matters and recognized a net charge to earnings of $2,500 within selling general and administrative expense in the condensed consolidated statement of operations. The Company also classified the loss contingency of $5,000 within other current liabilities and the expected insurance proceeds of $2,500 within insurance receivable on the balance sheet. The settlement is subject to further consideration at the settlement hearing scheduled to be held on November 17, 2016 and to several contingencies including final court approval. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. The ultimate resolution of these actions could have a material adverse effect on the Company’s financial condition and results of operations.

Derivative Litigation Matters

On June 11, 2015, the Special Committee of the Board of Directors (the “Special Committee”) exercised its authority to create a Demand Review Committee, which is comprised of three independent directors and tasked with reviewing, analyzing, investigating and considering the allegations made in the Consolidated Derivative Litigation Matter and other Derivative Matters, and to report its recommendations thereon to the board of directors.  Following an extensive review, investigation and analysis, including taking into consideration the report of independent counsel engaged to assist in the investigation of these matters, the Demand Review Committee recommended to the board of directors that bringing the claims articulated in the Consolidated Derivative Litigation Matter and the other Derivative Matters would not be in the Company’s best interest.

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

With respect to the Costello Matter and the McBride Matter (collectively, the “Other Derivative Matters”), pursuant to the terms of the Consolidated Derivative Stipulation, the lead plaintiffs in the Consolidated Derivative Litigation Matter will use their best efforts to resolve the Other Derivative Matters. If the lead plaintiffs are unable to resolve the Other Derivative Matters, the lead plaintiffs in the Consolidated Derivative Litigation Matter have agreed to cooperate with the Company to seek dismissal of the Other Derivative Matters. While a material loss is reasonably possible, the Company is unable to reasonably estimate the possible or range of possible loss.

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

In the first DOC annual review in this matter, rates were modified for AD rates through November 2012 and for CVD rates through 2011. Specifically, the AD rate was set at 5.92% and the CVD rate was set at 0.83%. These rates are being appealed to the CIT by several parties, including the Company. While the appeal is still pending, the CIT has issued a remand to the DOC requesting reconsideration of certain AD rate calculations. Based on what has been paid by the Company to date for the periods covered by the first annual review, the Company believes its best estimate of the probable loss was approximately $833 for shipments during the applicable time periods covered by the first annual review, which the Company recorded as a long-term liability in its accompanying consolidated balance sheet and in cost of sales in its second quarter 2015 condensed consolidated financial statements.

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

The third annual review of the AD and CVD rates was initiated in February 2015. The third AD review covered shipments from December 1, 2013 through November 30, 2014. The third CVD review covered shipments from January 1, 2013 through December 31, 2013. In January 2016, the DOC issued non- binding preliminary results in the third annual review. The preliminary AD rate was 13.34% and the CVD preliminary rate was 1.43%. In May 2016, the DOC issued the final CVD rate in the third review, which was 1.38%. On July 13, 2016, the DOC set the final AD rate at 17.37%. The Company has appealed the AD rates. As these rates are now final, the Company believes its best estimate of the probable loss associated with AD and CVD is approximately $5,500. During the quarter ended June 30, 2016, the Company recorded this amount in other long-term liabilities in its condensed consolidated balance sheet and as a charge to earnings in cost of sales on its condensed consolidated statement of operations. The Company will begin to pay the finalized rates on each applicable future purchase when recognized by U.S. Customs and Border Protection.

The total amount recorded in other long-term liabilities related to this matter in the accompanying balance sheet as of September 30, 2016 and December 31, 2015 was $10,400 and $4,900, respectively.

Based on the final CVD and AD rates in the third review set in May 2016 and July 2016, respectively the Company would owe an additional $4,600 for all shipments subsequent to November 2014 (AD) and December 2013 (CVD). As no rates have been finalized for these periods, the Company has not recorded an accrual in its condensed consolidated financial statements for the impact of higher rates for the time periods subsequent to the third annual review. Based on the information available, the Company believes there is a reasonable possibility that an additional charge may be incurred in the range of $0 to $4,600. A charge greater than this amount may be incurred, but the Company is unable to estimate the amount at this time.

In February 2016, the DOC initiated the fourth annual review of AD and CVD rates, which the Company expects will follow a similar schedule as the preceding review. The AD review covers shipments from December 1, 2014 through November 30, 2015. The CVD review covers shipments from January 1, 2014 through December 31, 2014. The preliminary results in the fourth annual review are currently expected to be issued on November 30, 2016 with respect to AD rates and December 12, 2016 with respect to the CVD rates.

Prop 65 Matter

On or about July 23, 2014, Global Community Monitor and Sunshine Park LLC (together, the “Prop 65 Plaintiffs”) filed a lawsuit, which was subsequently amended, in the Superior Court of the State of California, County of Alameda, against the Company. In the amended complaint, the Prop 65 Plaintiffs alleged that the Company violated California’s Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code section 25249.5, et seq. (“Proposition 65”). In particular, the Prop 65 Plaintiffs alleged that the Company failed to warn consumers in California that certain of the Company’s products (collectively, the “Products”) emit formaldehyde in excess of the applicable safe harbor limits. The Prop 65 Plaintiffs did not quantify any alleged damages in their amended complaint but, in addition to attorneys’ fees and costs, the Prop 65 Plaintiffs seek (i) equitable relief involving the reformulation of the Products, additional warnings related to the Products, the issuance of notices to certain of the purchasers of the Products (the “Customers”) and the waiver of restocking fees for Customers who return the Products and (ii) civil penalties in the amount of two thousand five hundred dollars per day for each violation of Proposition 65.

On April 4, 2016, the court issued a ruling granting the Company’s motion for judgment. The court entered judgment for the Company on June 30, 2016. On July 14, 2016, the Company filed a memorandum of costs with the court demanding reimbursement from the Prop 65 Plaintiffs for costs and expert fees associated with the litigation. In exchange for withdrawal of the memorandum of costs, Prop 65 Plaintiffs agreed to pay the Company $100 and to waive their right to appeal the court’s judgment in favor of the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. Forward-looking statements in this report may include, without limitation, statements regarding legal matters and settlement discussions, the Environmental Compliance Plan in accordance with the terms of the 2015 plea agreement with the Department of Justice related to the Lacey Act, the ability to source product on a global basis, the Company’s ability to borrow under its asset-backed revolving credit facility, elevated levels of legal and professional fees, elevated levels of payroll and stock-based compensation expense, remediation of certain deficiencies in connection with the Company’s internal controls over financial reporting, sales growth, comparable store net sales, number of stores providing installation services, impact of cannibalization, impact of inflation, price changes, inventory availability and inventory per store, inventory valuation, earnings performance, stock-based compensation expense, margins, return on invested capital, advertising costs, costs to administer the Company’s indoor air quality testing program, intention to conduct additional investigation and reviews in connection with certain consumers’ indoor air quality tests, strategic direction, supply chain, the demand for the Company’s products, benefits from an improving housing market, ultimate resolution of governmental investigations, and store openings and remodels.

The Company’s actual results could differ materially from those projected in or contemplated by the forward-looking statements as a result of potential risks, uncertainties and other factors including, but not limited to, changes in general economic and financial conditions, such as the rate of unemployment, consumer access to credit, and interest rate; the volatility in mortgage rates; the legislative/regulatory climate; political unrest in the countries of the Company’s suppliers; the successful implementation of the Company’s remediation plan; the ability to retain and motivate Company employees; the availability of sufficient suitable hardwood; the impact on our customers of our pricing strategy and our assortment displayed in a good-better-best format; the impact on the Company if the Company is unable to maintain quality control over its products; the cost and effect on the Company’s reputation of, and consumers’ purchasing decisions in connection with, unfavorable allegations surrounding the product quality of the Company’s laminate flooring sourced from China; the Company’s suppliers’ ability to meet its quality assurance requirements; disruption in the Company’s suppliers’ abilities to supply needed inventory; the impact on the Company’s business of its expansion of laminate products sourced from Europe and North America and the flooring industry’s demand for product from these regions; disruptions or delays in the production, shipment, delivery or processing through ports of entry; the strength of the Company’s competitors and their ability to increase their market share; slower growth in personal income; the number of customers requesting and cost associated with addressing the Company’s indoor air quality testing program; the ability to collect necessary additional information from applicable customers in connection with indoor air quality test results; changes in business and consumer spending and the demand for the Company’s products; changes in transportation costs; the rate of growth of residential remodeling and new home construction; the Company’s ability to offset the effects of the rate of inflation, if higher than expected; the demand for and profitability of installation services; changes in the scope or rates of any antidumping or countervailing duty rates applicable to the Company’s products; the duration, costs and outcome of pending or potential litigation or governmental investigations; ability to successfully and timely implement the Environmental Compliance Plan in accordance with the terms of the 2015 plea agreement with the Department of Justice related to the Lacey Act; ability to make timely payments pursuant to the terms of the 2015 plea agreement with the Department of Justice related to the Lacey Act; ability to borrow under its asset-backed revolving credit facility; ability to reach an appropriate resolution in connection with the governmental investigations; and inventory levels. The Company specifically disclaims any obligation to update these statements, which speak only as of the dates on which such statements are made, except as may be required under the federal securities laws.

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

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America, offering a complete purchasing solution across an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, vinyl, bamboo and cork. At September 30, 2016, we sold our products through 380 Lumber Liquidators stores in 46 states in the United States (“U.S.”) and in Canada, a call center, websites and catalogs.

We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality flooring products. With a balance of price, selection, quality, availability and service, we believe our value proposition is the most complete within a highly-fragmented hardwood flooring market. The foundation for our value proposition is strengthened by our unique store model, the industry expertise of our people, our singular focus on hard-surface flooring and our expansion of our advertising reach and frequency.

Executive Summary

Net sales for the third quarter of 2016 increased $8.0 million, or 3.4%, to $244.1 million from $236.1 million in the third quarter of 2015. Net sales in comparable stores increased $2.4 million, or 1.0%, and net sales in non-comparable stores increased $5.6 million.

Gross profit increased 8.0% in the third quarter of 2016 to $76.7 million from $71.0 million in the comparable period in 2015. Gross margin increased to 31.4% in the third quarter of 2016 from 30.1% in the third quarter of 2015. The increase in gross margin was primarily attributable to changes in our pricing strategy, where we reduced promotional activity and the sale of clearance product from 2015 levels, increases in the sales mix of laminates and vinyl, which generally have lower retail price points and above average gross margins, and lower costs in 2016 attributable to our indoor air quality testing program.

SG&A expenses increased 14.0% in the third quarter of 2016 to $100.7 million from $88.3 million in the comparable period in 2015. The increase in SG&A expenses during the quarter is primarily driven by $3.3 million in higher payroll related costs as a result of greater store level staffing, commissions, and corporate function investment, net of retention costs incurred in 2015, $3.5 million in higher advertising, and the balance reflecting changes in other corporate expenses and legal and regulatory expenses. Our results for the three month periods ended September 30, 2016 and 2015, included pretax expenses of $11.2 million and $11.8 million, respectively, primarily related to our efforts to resolve certain outstanding legal and regulatory issues, which are discussed in detail in Part II, Item 1 of this document.

We incurred a net loss of $18.4 million, or $(0.68) per diluted share in the third quarter of 2016, compared to a net loss of $8.5 million, or $(0.31) per diluted share in the third quarter of 2015.

Our principal sources of liquidity included $8.8 million of cash at September 30, 2016, as well as availability under our revolving credit facility of $95.7 million. We had $20.0 million outstanding on our revolving credit facility at September 30, 2016, the same amount outstanding as December 31, 2015. We opened one new store in the third quarter of 2016, bringing our total store count to 380 stores.

Strategic Direction

We continue to focus several key initiatives related to our core business that we believe will strengthen our sales, operating margin and provide an improved shopping experience to our customers. These initiatives include:

•	Focusing on store performance: We believe our store model provides a competitive advantage by allowing our associates to assist customers throughout the buying process. During the quarter, we continued to improve our store standards and emphasized protocols to ensure our stores are operating at the highest levels. We made progress in our efforts to ensure the right associates are in our stores to serve customers, and we renewed our focus on stores that were not performing up to our expectations. We expect to continue our focus in this area.

•	Strengthening our value proposition: We offer a broad assortment of high quality flooring in varying widths, species, and constructions, as well as moldings and accessories, sold by flooring experts that strive to provide the highest level of service in the industry. During the quarter, we continued our efforts to improve our store in-stock positions, focusing our store level inventory investments in product categories we believe drive traffic and conversion. We believe the improvements we have seen in customer service, evidenced by secret shopper experiences, customer surveys, and in-store observations, will drive customer demand and improve our brand image over time.

•	Responsible, compliant sourcing activities: We continue to enhance our compliance programs, which we believe will allow the Company to confidently source products on a global basis. During the quarter, we strengthened our partnership with key vendors and have introduced certain industry certifications on newly sourced products, including our proprietary Bellawood brand.

•	Opportunistically expanding our business to better serve our customers: We serve both do-it-yourself (“DIY”) customers as well as do-it-for-me (“DIFM”) customers who choose to select their flooring products but prefer to have those products installed for them. We continue to increase the number of stores which offer installation services coordinated by our associates and are focused on improving the DIFM customer experience. We believe offering installation services better enables us to provide a quality, seamless experience to our customers. As of September 30, 2016, we perform installation services in approximately two-thirds of our store network. Additionally, we continued our focus on infrastructure to support our commercial business. In both installation services and our commercial business, we are working to build strong partnerships in the market place to strengthen our offering. We have slowed our openings of new stores temporarily as we focus on strengthening our value proposition, but continue to identify opportunities to expand in select markets where practical.

•	Returning to profitability: We continue to assess our store-based selling resources and incentive structures to be as efficient as possible while delivering on our value proposition. We are pursuing pricing, assortment, and sourcing strategies to drive gross margin while diligently optimizing the cost and effectiveness of corporate capabilities to reduce SG&A expenses as a percentage of sales.

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

			% Increase
	% of Net Sales		(Decrease) in
	Three Months Ended September 30,		Dollar Amounts

	2016	2015	2016 vs. 2015
Net Sales	100.0%	100.0%	3.4%
Gross Profit	31.4%	30.1%	8.0%
Selling, General, and Administrative Expenses	41.2%	37.4%	14.0%
Operating Income (Loss)	(9.8)%	(7.3)%	38.3%
Other (Income) Expense	0.1%	-%	202.8%
Income (Loss) Before Income Taxes	(9.9)%	(7.3)%	38.8%
Provision for Income Taxes	(2.3)%	(3.7)%	(36.0)%
Net Income (Loss)	(7.6)%	(3.6)%	117.5%

			% Increase
	% of Net Sales		(Decrease) in
	Nine Months Ended September 30,		Dollar Amounts

	2016	2015	2016 vs. 2015
Net Sales	100.0%	100.0%	(3.8)%
Gross Profit	31.2%	30.2%	(0.7)%
Selling, General, and Administrative Expenses	43.0%	37.2%	11.3%
Operating Income (Loss)	(11.8)%	(7.0)%	63.4%
Other (Income) Expense	0.1%	-%	229.5%
Income (Loss) Before Income Taxes	(11.9)%	(7.0)%	63.8%
Provision for Income Taxes	(3.1)%	(2.1)%	43.4%
Net Income (Loss)	(8.8)%	(4.9)%	72.3%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
SELECTED SALES DATA	2016	2015	2016	2015

Number of stores open at end of period	380	370	380	370
Number of stores in expanded showroom format	146	132	146	132
Number of stores opened in period	1	7	6	18
Number of stores remodeled in period[1]	1	1	3	11
	% increase (decrease)		% increase (decrease)
Average sale[2]	0.5%	(1.6)%	0.7%	(3.6)%
Average retail price per unit sold[3]	(6.8)%	(5.3)%	(4.4)%	(6.1)%

Comparable stores[4]:
Net sales	1.0%	(14.6)%	(6.9)%	(9.0)%
Customers invoiced[5]	0.5%	(13.0)%	(7.6)%	(5.4)%
Net sales of stores operating for 13 to 36 months	6.5%	(7.8)%	(0.7)%	(3.2)%
Net sales of stores operating for more than 36 months	0.3%	(15.7)%	(7.7)%	(9.7)%

Net sales in markets with all stores comparable (no cannibalization)	2.5%	(13.5)%	(5.1)%	(7.2)%
Net sales in cannibalized markets[6]	11.2%	5.1%	5.1%	12.9%

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

3 Average retail price per unit (square feet for flooring and other units of measures for moldings and accessories) sold is calculated on a total company basis and excludes non-merchandise revenue.

4 A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.

5 Change in number of customers invoiced is calculated by applying the average sale to total net sales at comparable stores.

Net Sales

Net sales for third quarter ended September 30, 2016 increased $8.0 million, or 3.4%, from the comparable period in 2015 as net sales in comparable stores increased $2.4 million, or 1.0%, and the net sales in non-comparable stores increased $5.6 million. The number of customers invoiced increased 0.5%, which we believe reflects our improved in-store inventory position and our focus on execution in the stores, which drives increased conversion. This increase was obtained even though we changed our strategy from a very promotional period in the prior year to more strategic pricing initiatives in the current year period. During the third quarter of 2016, the increased attachment of installation services and products such as moldings drove a higher average sale. The Company’s installation program increased $7.4 million to $15.3 million in the third quarter of 2016 as compared to the third quarter of 2015. As a result, comparable store net sales excluding installations were down 2.0%. These factors were offset by reduced discounting of solids products (and corresponding lower sales) compared to last year, and a shift in our sales mix to more laminate and vinyl, which generally have lower retail price points and higher than average gross margins.

Net sales for nine months ended September 30, 2016 decreased $28.3 million, or 3.8%, from the comparable period in 2015 as net sales in comparable stores decreased $51.5 million, or 6.9%, which was partially offset by an increase in non-comparable stores of $23.2 million.

Gross Profit

Gross profit increased 8.0% in the third quarter of 2016 to $76.7 million from $71.0 million in the comparable period in 2015. Gross margin increased to 31.4% in the third quarter of 2016 from 30.1% in the third quarter of 2015. This comparison was favorably impacted by the items highlighted in the table below, along with changes in our pricing strategy, where we reduced promotional activity and the sale of clearance product from 2015 levels, and increases in the sales mix of laminates and vinyl, which generally have lower retail price points and above average gross margins. Gross margin was unfavorably impacted by a $2.0 million increase in inventory obsolescence during the third quarter of 2016 compared to the same period in 2015.

Gross profit decreased 0.7% during the nine months ended September 30, 2016 to $223.4 million from $224.9 million in the comparable period in 2015. Gross margin increased to 31.2% in the first nine months of 2016 from 30.2% in the first nine months of 2015 primarily driven by the items highlighted in the table below as well as similar factors to those highlighted in the quarterly comparison.

Items impacting gross margin with comparisons to the prior year include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Inventory Impairments [1]	$-	$-	$-	$7,332
Antidumping Charges [2]	$-	$-	$5,450	$4,921
Indoor Air Quality Testing Program [3]	$-	$2,412	$6,187	$9,643

1 Inventory impairment charges were related to our decision to simplify our business by phasing out a significant portion of tile flooring and related accessories and discontinuing certain vertical integration initiatives.

2 We incurred countervailing and antidumping costs of $5.5 million and $4.9 million associated with applicable shipments of engineered hardwood from China for the nine months ended September 30, 2016 and 2015, respectively.

3 During the three months ended September 30, 2016 and 2015, we incurred costs related to our indoor air quality testing program of $0 and $2.4 million, respectively. Prior to June 30, 2016, costs related to our indoor air quality testing program were expensed as incurred. During the second quarter of 2016, we recorded an accrual of $3.0 million, which represented our best estimate of costs to be incurred in the future periods related to this program.

Selling, General and Administrative Expenses

SG&A expenses increased 14.0% in the third quarter of 2016 to $100.7 million from $88.3 million in the comparable period in 2015. The increase in SG&A year over year was driven by $3.3 million in higher payroll related costs as a result of greater store level staffing, commissions, and corporate function investment, net of retention costs incurred in 2015, $3.5 million in higher advertising, and the balance reflecting changes in other corporate expenses and legal and regulatory expenses as highlighted in the table below.

SG&A expenses increased 11.3% during the nine months ended September 30, 2016 to $307.8 million from $276.6 million in the comparable period in 2015. The change in SG&A was primarily attributable to the items highlighted in the table below as well as higher payroll related costs in the third quarter of 2016.

Items impacting SG&A with comparisons to the prior year include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Securities and Derivatives Class Action [1]	$4,250	$-	$22,170	$-
Legal and Professional Fees [2]	$6,321	$6,135	$25,028	$16,930
All Other [3]	$580	$5,687	$2,800	$19,457

1 For the three months ended September 30, 2016, this amount represents the net charge to earnings related to the stock-based element of our proposed settlement in the securities class action lawsuit. For the nine months ended September 30, 2016, this amount represents the net charge to earnings related to the stock-based element of our proposed settlement in the securities class action lawsuit in addition to $2.5 million related to our derivatives class action lawsuit. See Part II, Item 1 on Legal Proceedings for a complete discussion of these matters.

2 Represents charges to earnings related to our defense of various significant legal actions during the period. This does not include all legal costs incurred by the Company.

3 All other primarily relates to settlement accruals related to the completed DOJ-Lacey Act investigation in 2015, various payroll factors, including our retention initiatives, impairment charges related to our decision to simplify our business and the net impact of the CARB and Prop 65 settlements in 2016.

Operating Loss and Operating Margin

Operating loss for the three months ended September 30, 2016 was $24.0 million compared to operating loss of $17.3 million in the comparable period in 2015. Operating loss as a percent of net sales was (9.8)% for the three months ended September 30, 2016 compared to (7.3)% for the three months ended September 30, 2015.

Provision for Income Taxes

The effective tax rate of 23.6% for the three months ended September 30, 2016 was driven principally by an increase in a valuation allowance against certain of the Company’s deferred tax assets and revised projected pretax income for the remainder of 2016. The effective tax rate of 51.3% for the three months ended September 30, 2015 was impacted primarily by a decrease in state taxes, reversal of uncertain tax positions liabilities and revised projected pretax income for the remainder of 2015. At the end of the third quarter of 2016, refundable income taxes and the deferred tax asset were $29.3 million and $12.0 million, respectively. At December 31, 2015, refundable income taxes and the deferred tax asset were $19.6 million and $21.0 million, respectively. These amounts are reflected within other current assets on the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015. In July 2016, we received a refund of $22.1 million from the IRS related to the carry back of our 2015 net operating losses to prior periods where we generated taxable income.

We file income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The Internal Revenue Service has initiated audits of our income tax returns for the years 2013 through 2015.

Diluted Earnings per Share

Net loss for the three months ended September 30, 2016 was $18.4 million, resulting in a loss of $0.68 per diluted share, compared to a net loss of $8.5 million, or $0.31 per diluted share, for the three months ended September 30, 2015. Net loss for the nine months ended September 30, 2016 was $63.1 million, resulting in a loss of $2.32 per diluted share, compared to a net loss of $36.6 million, or $1.35 per diluted share, for the nine months ended September 30, 2015.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. We periodically use excess cash flow to repurchase shares of our common stock under our stock repurchase program, however, our share repurchase plan is indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. Our principal sources of liquidity at September 30, 2016 were $8.8 million of cash and cash equivalents, our expected cash flows from operations and $95.7 million of availability under our revolving credit facility, subject to potential limitations. In July 2016, we received a refund of $22.1 million from the IRS related to the carry back of our 2015 net operating losses to prior periods where we generated taxable income.

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

In addition, we continue to address the outstanding legal matters, including Products Liability Cases, which, if settled, could have a material adverse impact on our liquidity in future periods.

Cash and Cash Equivalents

During the first nine months of 2016, cash and cash equivalents decreased $17.9 million to $8.8 million. The decrease of cash and cash equivalents was primarily due to $10.2 million of net cash used in operating activities and $7.7 million used for capital expenditures. See discussion of cash flows that follows for more information.

During the first nine months of 2015, cash and cash equivalents increased $33.5 million to $53.8 million. The increase of cash and cash equivalents was primarily due to $34.0 million of net cash provided by operating activities and $20.0 million borrowed under the revolving credit facility, which were partially offset by the use of $19.5 million for capital expenditures.

Merchandise Inventories

Merchandise inventories at September 30, 2016 increased $9.0 million from December 31, 2015, due to an increase in available for sale inventory of $10.3 million partially offset by a decrease in inbound in-transit inventory of $1.3 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of	As of	As of
	September 30, 2016	December 31, 2015	September 30, 2015
	(in thousands)
Inventory – Available for Sale	$226,179	$215,903	$220,146
Inventory – Inbound In-Transit	27,192	28,499	23,235
Total Merchandise Inventories	$253,371	$244,402	$243,381

Available Inventory Per Store	$595	$577	$595

Available inventory per store at September 30, 2016 was higher than December 31, 2015 and September 30, 2015 primarily due to the timing of inventory purchases ahead of the spring selling season. In addition, in 2015, we held approximately $22.0 million of inventory, for which the Company recognized a full reserve in the fourth quarter of 2015. We believe the higher inventory level is supporting better in-stock performance and sales. Part of our strategic direction to strengthen our value proposition is to ensure that each store location has the right mix of product available to meet customer demand, which we believe will enhance the shopping experience for our customers.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning.

Revolving Credit Facility

On August 17, 2016, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”) and Wells Fargo Bank, N.A. (“Wells” and, collectively with the Bank, the “Lenders”) with the Bank as administrative agent and collateral agent and Wells as syndication agent.  Under the Credit Agreement, the Lenders agreed to provide us with an asset-based revolving credit facility (the “Revolving Credit Facility”) under which we may obtain loans and letters of credit from the Bank up to a maximum aggregate outstanding principal amount of the lesser of $150 million or a calculated borrowing base.  We have the option to increase the Revolving Credit Facility up to a maximum of $200 million subject to the satisfaction of the conditions to such increase specified in the Credit Agreement.  We expect to continue to use the Revolving Credit Facility to fund our operations and anticipated capital expenditures.  At September 30, 2016, we had $95.7 million of availability under this facility, which was net of $5.8 million in outstanding letters of credit, $20.0 million in outstanding borrowings and certain limitations based on the borrowing base and the fixed charge coverage ratio covenant.

Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
(In thousands)	2016	2015
Net Cash (used in) provided by:
Operating Activities	(10,222)	33,214
Investing Activities	(7,693)	(19,471)
Financing Activities	(806)	19,713
Total	(18,721)	33,456

Operating Activities. Net cash used in operating activities was $10.2 million for the nine months ended September 30, 2016 and net cash provided by operating activities was $33.2 million for the nine months ended September 30, 2015. Net cash flows from operating activities in the first nine months of 2016 decreased primarily due to less profitable operations and an increase in inventory and other working capital changes. The Company also received a refund of $22.1 million from the IRS, for the nine months ended September 30, 2016, related to the carry back of our 2015 net operating losses to prior periods where we generated taxable income.  Net cash provided by operating activities in the first nine months of 2015 increased primarily due to a decrease in merchandise inventory which was partially offset by less profitable operations and a decrease in accounts payable.

Investing Activities. Net cash used in investing activities for capital expenditures was $7.7 million and $19.5 million for the nine months ended September 30, 2016 and 2015, respectively. Capital expenditures for the first nine months of 2016 decreased in comparison to the first nine months of the prior year primarily due to fewer new store openings and lower expenditures related to our information technology initiatives. Capital expenditures for the first nine months of 2015 included approximately $8.9 million related to store base expansion and remodeling, approximately $3.3 million related to the East Coast distribution center and approximately $2.4 million for finishing and vertical integration.

Financing Activities. Net cash used in financing activities was $0.8 million for the nine months ended September 30, 2016, primarily attributable to payments for debt issuance costs associated with the amendment to our revolving credit facility. Net cash provided by financing activities was $18.9 million for the nine months ended September 30, 2015, primarily due to $20.0 million of borrowings on the revolving credit facility.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our critical accounting policies and estimates since our last quarterly report on Form 10-Q for the quarter ended September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our revolving credit agreement are exposed to interest rate risk due to the variable rate of the facility. As of September 30, 2016, we had $20.0 million outstanding under our revolving credit agreement.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2016. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2016 due to the material weakness at December 31, 2015, described below.  The Company has been actively working on the remediation plan, included both the implementation of new controls over user access to our ERP systems (as defined below), as well as a review of the design of existing IT controls.  As of September 30, 2016, these new and revised processes and controls have not operated for a sufficient period of time for management to test and conclude they are designed and operating effectively.  For the quarter ended September 30, 2016, the Company performed additional testing, verification and validation of information technology user access controls to assess the reliability of the financial data used to develop the unaudited quarterly condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).  Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Management believes that the above efforts will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, and tested and concluded by management to be designed and operating effectively. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary. While we believe substantial progress has been made related to the remediation activities noted above, deficiencies in user access controls for our ERP system and reliance on data generated from our ERP system have not yet been sustained and operating for a sufficient period of time to be deemed proven as remediated. Accordingly, the material weakness in our internal controls over financial reporting related to information technology user access controls as reported at December 31, 2015 has not been deemed remediated as of September 30, 2016.

During the second half of fiscal year 2016, management will test and evaluate the implementation of the new processes established as a result of the remediation plans, and the related internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements. Notwithstanding the identified material weaknesses, management believes the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at September 30, 2016 and for the periods presented in accordance with U.S. GAAP.

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

During the quarter ended September 30, 2016, the Company began using a third party to conduct the physical inventory counts of products located in the Company’s retail stores. This process had previously been performed by the Company’s employees on an annual basis near the Company’s fiscal year-end. The inventory counts will be performed throughout the period and are expected to be completed at all retail stores by December 31, 2016. There was no other change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Governmental Investigations

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

On June 12, 2015, United States Judicial Panel on Multi District Litigation (the “MDL Panel”) issued an order transferring and consolidating ten of the related federal class actions to the United States District Court for the Eastern District of Virginia (the “Virginia Court”). In a series of subsequent conditional transfer orders, the MDL Panel has transferred the other cases to the Virginia Court. We continue to seek to have any newly filed cases transferred and consolidated in the Virginia Court and ultimately, we expect all federal class actions involving formaldehyde allegations, including any newly filed cases, to be transferred and consolidated in the Virginia Court. The consolidated case in the Virginia Court is captioned In re: Lumber Liquidators Chinese-Manufactured Flooring Products Marketing, Sales, Practices and Products Liability Litigation (the “MDL”).

Pursuant to a court order, plaintiffs filed a Representative Class Action Complaint in the Virginia Court on September 11, 2015. The complaint challenged our labeling of our flooring products and asserted claims under California, New York, Illinois, Florida and Texas law for fraudulent concealment, violation of consumer protection statutes, negligent misrepresentation and declaratory relief, as well as a claim for breach of implied warranty under California law. Thereafter, on September 18, 2015, plaintiffs filed the First Amended Representative Class Action Complaint (“FARC”) in which they added implied warranty claims under New York, Illinois, Florida and Texas law, as well as a federal warranty claim. We filed a motion to dismiss and answered the FARC. The Virginia Court granted the motion as to claims for negligent misrepresentation filed on behalf of certain plaintiffs, deferred as to class action allegations, and otherwise denied the motion. We also filed a motion to strike nationwide class allegations, on which the Virginia Court has not yet ruled. We also filed a motion to strike all personal injury claims made in class action complaints. Plaintiffs subsequently agreed and the Virginia Court has ordered that no Chinese formaldehyde class action pending in this lawsuit will seek damages for personal injury on a class-wide basis. The order does not affect any claims for personal injury brought solely on an individual basis. Fact discovery has closed and expert discovery is now proceeding in this matter. On August 1, 2016, Lumber Liquidators, Inc. filed a motion for summary judgment on plaintiffs’ First Amended Representative Complaint in the MDL and filed a motion to exclude expert reports and testimony by plaintiffs’ experts related to deconstructive testing.  Both motions are currently pending before the Eastern District of Virginia.

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

In addition to the MDL and Steele matters, there are a number of individual claims and lawsuits alleging damages due to excessive formaldehyde emissions. Some claims involve bamboo flooring, but most of the claims relate to laminate flooring products sourced in China. While we believe that a loss associated with these matters, the MDL and the Steele matters is reasonably possible, we are unable to estimate the amount of loss, or range of possible loss, at this time. In the event that a settlement is reached related to these matters, the amount of such settlement may be material to our results of operations and financial condition and may have a material adverse impact on our liquidity.

Further, in connection with the actions with our insurance companies disclosed in previous filings with the SEC, on July 12, 2016, we entered into a Mutual Release with our insurance carriers, through which the parties released all claims they may have against the other with respect to, inter alia, the MDL and other formaldehyde-related product liability cases.

Litigation Relating to Abrasion Claims

On May 20, 2015, a purported class action titled Abad v. Lumber Liquidators, Inc. was filed in the United States District Court for the Central District of California and two amended complaints were subsequently filed. In the Second Amended Complaint (“SAC”), the plaintiffs (collectively, the “Abad Abrasion Plaintiffs”) sought to certify a national class composed of “All Persons in the United States who purchased Defendant’s Dream Home brand laminate flooring products from Defendant for personal use in their homes,” or, in the alternative, 32 statewide classes from California, North Carolina, Texas, New Jersey, Florida, Nevada, Connecticut, Iowa, Minnesota, Nebraska, Georgia, Maryland, Massachusetts, New York, West Virginia, Kansas, Kentucky, Mississippi, Pennsylvania, South Carolina, Tennessee, Virginia, Washington, Maine, Michigan, Missouri, Ohio, Oklahoma, Wisconsin, Indiana, Illinois and Louisiana. The products that are the subject of these complaints are part of the same products at issue in the MDL. The SAC alleges violations of each of these states’ consumer protections statutes and the federal Magnuson-Moss Warranty Act, as well as breach of implied warranty and fraudulent concealment. The Abad Abrasion Plaintiffs did not quantify any alleged damages in the SAC but, in addition to attorneys’ fees and costs, sought an order certifying the action as a class action, an order adopting the Abad Abrasion Plaintiffs’ class definitions and finding that the Abad Abrasion Plaintiffs are their proper representatives, an order appointing their counsel as class counsel, injunctive relief prohibiting us from continuing to advertise and/or sell laminate flooring products with false abrasion class ratings, restitution of all monies it received from the Abad Abrasion Plaintiffs and class members, damages (actual, compensatory, and consequential) and punitive damages.

The Abad Abrasion Plaintiffs filed a Third Amended Complaint and we moved to dismiss the Third Amended Complaint. The court decided that it would decide the motion only as to the California plaintiffs (hereinafter referred to as the Abad Abrasion Plaintiffs) and ordered that all the non-California plaintiffs (collectively, the “Non-California Abrasion Plaintiffs”) be dropped from the action with leave to re-file. Many of the Non-California Abrasion Plaintiffs re-filed separate complaints in the Central District of California within the required 60-day period, which were then transferred to the district court located in the place of residence of each Non-California Abrasion Plaintiff. These complaints included similar causes of action and sought similar relief as those of the Abad Abrasion Plaintiffs.

On October 3, 2016, the MDL Panel issued an order transferring and consolidating sixteen of the federal abrasion class actions to the Virginia Court. In a subsequent conditional transfer order, the MDL Panel transferred other cases to the Virginia Court. We will seek to have any additional related cases transferred and consolidated in the Virginia Court. The consolidated case in the Virginia Court is captioned In re: Lumber Liquidators Chinese-Manufactured Laminate Flooring Durability Marketing and Sales Practices Litigation.

We dispute the Abad Abrasion Plaintiffs’ and the Non-California Abrasion Plaintiff’s’ claims and intend to defend these matters vigorously. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.

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

On April 27, 2016, the Defendants entered into an agreement in principle, a Memorandum of Understanding (“Securities Class Action MOU”), with the lead plaintiffs in the consolidated securities class action. On June 15, 2016, we entered into a definitive settlement agreement (the “Securities Class Action Stipulation”) and, on July 7, 2016, the court entered an order granting preliminary approval for the Securities Class Action Stipulation. The terms of the Securities Class Action Stipulation were consistent with those of the Securities Class Action MOU. Under the terms of the Securities Class Action Stipulation, we, through our insurers, will contribute $26.0 million to a settlement fund that will be used to compensate individuals who purchased our shares during the period from February 22, 2012 to February 27, 2015. In addition, under the terms of the Securities Class Action Stipulation, we will issue 1 million shares of its common stock to the settlement fund with a value of approximately $19.7 million based on the $19.67 closing price of our common stock on September 30, 2016. We have classified the loss contingency of $45.7 million as accrued securities class action and the expected insurance proceeds of $26.0 million as insurance receivable on the accompanying condensed consolidated balance sheet. The amount of loss associated with the issuance of shares of common stock as a part of the settlement will be determined based on the trading value of the shares on the date of issuance, which could increase the recognized loss if the trading value increases or result in a gain if the trading value decreases. We will record the fair value of the expected number of shares to be issued in our condensed consolidated balance sheet based on the closing price of its common stock as of the reporting date until the liability is settled. We recorded an expense of $4.3 million within selling, general and administrative expense during the third quarter of 2016 to reflect the increase in the closing price of our common stock between June 30, 2016 and September 30, 2016. The settlement is subject to further consideration at the settlement hearing scheduled to be held on November 17, 2016 and to several contingencies including final court approval. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. The ultimate resolution of these actions could have a material adverse effect on our financial condition and results of operations.

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

On May 16, 2016, we and the Individual Defendants entered into an agreement in principle, a Memorandum of Understanding (“Consolidated Derivative MOU”), with the lead plaintiff in the Consolidated Derivative Litigation Matter. On July 18, 2016, we entered into a definitive settlement agreement (the “Consolidated Derivative Stipulation”) and, on August 26, 2016, the court entered an order granting preliminary approval to the Consolidated Derivative Stipulation. The terms of the Consolidated Derivative Stipulation were consistent with those of the Consolidated Derivative MOU. Under the terms of the Consolidated Derivative Stipulation, the Consolidated Derivative Litigation Matter will be settled for a combination of corporate governance changes, a payment of $26.0 million in insurance proceeds to us (which we will then use to settle the pending Securities Class Action Litigation), and attorneys’ fees. During the first quarter of 2016, we determined that a probable loss was incurred related to the Derivative Litigation Matters and recognized a net charge to earnings of $2.5 million within selling general and administrative expense in the condensed consolidated statement of operations. We classified the loss contingency of $5.0 million within other current liabilities and the expected insurance proceeds of $2.5 million within insurance receivable on the balance sheet. The settlement is subject to further consideration at the settlement hearing scheduled to be held on November 17, 2016 and to several contingencies including final court approval. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. The ultimate resolution of these actions could have a material adverse effect on our financial condition and results of operations.

Derivative Litigation Matters

On June 11, 2015, the Special Committee of the Board of Directors (the “Special Committee”) exercised its authority to create a Demand Review Committee, which is comprised of three independent directors and tasked with reviewing, analyzing, investigating and considering the allegations made in the Consolidated Derivative Litigation Matter and other Derivative Matters, and to report its recommendations thereon to the board of directors.  Following an extensive review, investigation and analysis, including taking into consideration the report of independent counsel engaged to assist in the investigation of these matters, the Demand Review Committee recommended to the board of directors that bringing the claims articulated in the Consolidated Derivative Litigation Matter and the other Derivative Matters would not be in the Company’s best interest.

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

With respect to the Costello Matter and the McBride Matter (collectively, the “Other Derivative Matters”), pursuant to the terms of the Consolidated Derivative Stipulation, the lead plaintiffs in the Consolidated Derivative Litigation Matter will use their best efforts to resolve the Other Derivative Matters. If the lead plaintiffs are unable to resolve the Other Derivative Matters, the lead plaintiffs in the Consolidated Derivative Litigation Matter have agreed to cooperate with us to seek dismissal of the Other Derivative Matters. While a material loss is reasonably possible, we are unable to reasonably estimate the possible or range of possible loss.

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

In the first DOC annual review in this matter, rates were modified for AD rates through November 2012 and for CVD rates through 2011. Specifically, the AD rate was set at 5.92% and the CVD rate was set at 0.83%. These rates are being appealed to the CIT by several parties, including us. While the appeal is still pending, the CIT has issued a remand to the DOC requesting reconsideration of certain AD rate calculations. Based on what has been paid by us to date for the periods covered by the first annual review, we believe our best estimate of the probable loss was approximately $0.8 million for shipments during the applicable time periods covered by the first annual review, which we recorded as a long-term liability in our accompanying consolidated balance sheet and in cost of sales in our second quarter 2015 condensed consolidated financial statements.

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

The third annual review of the AD and CVD rates was initiated in February 2015. The third AD review covered shipments from December 1, 2013 through November 30, 2014. The third CVD review covered shipments from January 1, 2013 through December 31, 2013. In January 2016, the DOC issued non- binding preliminary results in the third annual review. The preliminary AD rate was 13.34% and the CVD preliminary rate was 1.43%. In May 2016, the DOC issued the final CVD rate in the third review, which was 1.38%. On July 13, 2016, the DOC set the final AD rate at 17.37%. We have appealed the AD rates. As these rates are now final, we believe our best estimate of the probable loss associated with AD and CVD is approximately $5.5 million. During the quarter ended June 30, 2016, we recorded this amount in other long-term liabilities in our condensed consolidated balance sheet and as a charge to earnings in cost of sales on our condensed consolidated statement of operations. We will begin to pay the finalized rates on each applicable future purchase when recognized by U.S. Customs and Border Protection.

The total amount recorded in other long-term liabilities related to this matter in the accompanying balance sheet as of September 30, 2016 and December 31, 2015 was $10.4 million and $4.9 million, respectively.

Based on the final CVD and AD rates in the third review set in May 2016 and July 2016, respectively we would owe an additional $4.6 million for all shipments subsequent to November 2014 (AD) and December 2013 (CVD). As no rates have been finalized for these periods, we have not recorded an accrual in its condensed consolidated financial statements for the impact of higher rates for the time periods subsequent to the third annual review. Based on the information available, we believe there is a reasonable possibility that an additional charge may be incurred in the range of $0 to $4.6 million. A charge greater than this amount may be incurred, but we are unable to estimate the amount at this time.

In February 2016, the DOC initiated the fourth annual review of AD and CVD rates, which we expect will follow a similar schedule as the preceding review. The AD review covers shipments from December 1, 2014 through November 30, 2015. The CVD review covers shipments from January 1, 2014 through December 31, 2014. The preliminary results in the fourth annual review are currently expected to be issued on November 30, 2016 with respect to AD rates and December 12, 2016 with respect to the CVD rate.

Prop 65 Matter

On or about July 23, 2014, Global Community Monitor and Sunshine Park LLC (together, the “Prop 65 Plaintiffs”) filed a lawsuit, which was subsequently amended, in the Superior Court of the State of California, County of Alameda, against us. In the amended complaint, the Prop 65 Plaintiffs alleged that we violated California’s Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code section 25249.5, et seq. (“Proposition 65”). In particular, the Prop 65 Plaintiffs alleged that we failed to warn consumers in California that certain of our products (collectively, the “Products”) emit formaldehyde in excess of the applicable safe harbor limits. The Prop 65 Plaintiffs did not quantify any alleged damages in their amended complaint but, in addition to attorneys’ fees and costs, the Prop 65 Plaintiffs seek (i) equitable relief involving the reformulation of the Products, additional warnings related to the Products, the issuance of notices to certain of the purchasers of the Products (the “Customers”) and the waiver of restocking fees for Customers who return the Products and (ii) civil penalties in the amount of two thousand five hundred dollars per day for each violation of Proposition 65.

On April 4, 2016, the court issued a ruling granting our motion for judgment. The court entered judgment for us on June 30, 2016. On July 14, 2016, we filed a memorandum of costs with the court demanding reimbursement from the Prop 65 Plaintiffs for costs and expert fees associated with the litigation. In exchange for withdrawal of the memorandum of costs, Prop 65 Plaintiffs agreed to pay us $0.1 million and to waive their right to appeal the court’s judgment in our favor.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended September 30, 2016 (dollars in thousands, except per share amounts):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
July 1, 2016 to July 31, 2016	—	—	—	$14,728
August 1, 2016 to August 31, 2016	21,435	$15.87	—	14,728
September 1, 2016 to September 30, 2016	—	—	—	14,728
Total	21,435	$15.87	—	$14,728

1 We repurchased 21,435 shares of our common stock in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended September 30, 2016.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)
Date: October 31, 2016	By:	/s/ Martin D. Agard
Martin D. Agard
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1

Stipulation of Settlement dated July 18, 2016, by and between Lead Plaintiff Amalgamated Bank, as Trustee for the Longview 600 Small Cap Index Fund, plaintiff R. Andre Klein, plaintiff Phuc Doan, on behalf of themselves and derivatively on behalf of Lumber Liquidators Holdings, Inc., and defendants Thomas D. Sullivan, Douglas T. Moore, John M. Presley, Macon F. Brock, Jr., Peter B. Robinson, Martin F. Roper, Jimmie L. Wade, Nancy M. Taylor, Daniel E. Terrell, Carl R. Daniels, Robert M. Lynch, Jeffrey W. Griffiths, and William K. Schlegel, and nominal defendant Lumber Liquidators Holdings, Inc. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed July 22, 2016 (File No. 001-33767), and incorporated herein by reference)

10.2

Third Amended and Restated Credit Agreement, dated as of August 17, 2016, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators, Inc. and Lumber Liquidators Services, LLC (collectively, the “Borrowers”), Bank of America, N.A. as administrative agent and collateral agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed August 19, 2016 (File No. 001-33767), and incorporated herein by reference)

10.3	Offer Letter Agreement with Martin D. Agard, dated August 31, 2016 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed September 9, 2016 (File No. 001-33767), and incorporated herein by reference)

31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements