Form 10-K
period 2016-12-31
Lumber Liquidators Holdings, Inc.
filed 2017-02-21
CIK 1396033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of June 30, 2016, the last business day of the registrant’s most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $403.8 million based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 16, 2017:

Title of Class	Number of Shares
Common Stock, $0.001 par value	28,248,606

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2017 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2016.

LUMBER LIQUIDATORS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENT

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. Forward-looking statements in this report may include, without limitation, statements regarding legal matters and settlement discussions, the terms of and compliance with the Plea Agreement with the Department of Justice (the “Plea Agreement”) and the associated environmental compliance plan (the “Lacey Compliance Plan”), the Company’s ability to borrow under its asset-based revolving credit facility, elevated levels of legal and professional fees, elevated levels of payroll and stock-based compensation expense, sales growth, comparable store net sales, number of stores providing installation services, impact of cannibalization, impact of inflation, price changes, inventory availability and inventory per store, inventory valuation, earnings performance, stock-based compensation expense, margins, return on invested capital, advertising costs, costs to administer the Company’s indoor air quality testing program, intention to conduct additional investigation and reviews in connection with certain consumers’ indoor air quality tests, strategic direction, the scale of the expansion of and transition to the Company’s laminate products sourced from Europe and North America, supply chain, the demand for the Company’s products, benefits from an improving housing market, volatility in the housing market; construction of engineered hardwood as to not be subject to anti-dumping and countervailing duties, ultimate resolution of governmental investigations, and store openings and remodels. The Company’s actual results could differ materially from those projected in or contemplated by the forward-looking statements as a result of potential risks, uncertainties and other factors including, but not limited to, changes in general economic and financial conditions, such as the rate of unemployment, consumer access to credit, and interest rate; the volatility in mortgage rates; the legislative/regulatory climate; political unrest in the countries of the Company’s suppliers; the ability to retain and motivate Company employees; the availability of sufficient suitable hardwood; the impact on the Company if the Company is unable to maintain quality control over its products; the cost and effect on the Company’s reputation of, and consumers’ purchasing decisions in connection with, unfavorable allegations surrounding the product quality of the Company’s laminates sourced from China; the terms of and compliance with the voluntary measures associated with the settlement agreement with the California Air Resources Board; the terms of and compliance with the corrective action plan associated with the settlement agreement with the Consumer Product Safety Commission; changes in international trade laws and treaties; the Company’s suppliers’ ability to meet its quality assurance requirements; disruption in the Company’s suppliers’ abilities to supply needed inventory; the impact on the Company’s business of its expansion of laminate products sourced from Europe and North America and the flooring industry’s demand for product from these regions; disruptions or delays in the production, shipment, delivery or processing through ports of entry; the strength of the Company’s competitors and their ability to increase their market share; slower growth in personal income; the number of customers requesting and cost associated with addressing the Company’s indoor air quality testing program; the ability to collect necessary additional information from applicable customers in connection with indoor air quality test results; changes in business and consumer spending and the demand for the Company’s products; changes in transportation costs; the rate of growth of residential remodeling and new home construction; the Company’s ability to offset the effects of the rate of inflation, if higher than expected; the demand for and profitability of installation services; changes in the scope or rates of any antidumping or countervailing duty rates applicable to the Company’s products; the duration, costs and outcome of pending or potential litigation or governmental investigations; ability to successfully and timely implement the Lacey Compliance Plan; ability to make timely payments pursuant to the terms of the Plea Agreement; ability to borrow under its asset-based revolving credit facility; ability to reach an appropriate resolution in connection with the governmental investigations; uncertainty regarding the disposition of the laminate flooring sourced from China and costs and/or benefits associated with such disposal; and inventory levels. The Company specifically disclaims any obligation to update these statements, which speak only as of the dates on which such statements are made, except as may be required under the federal securities laws. These risks and other factors include those listed in this Item 1A. “Risk Factors” and elsewhere in this report.

References to “we,” “our,” “us,” “the Company” and “Lumber Liquidators” generally refers to Lumber Liquidators Holdings, Inc. and its consolidated subsidiaries collectively and, where applicable, individually.

PART I

Item 1. Business.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America, offering a complete purchasing solution across an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, resilient vinyl, engineered vinyl plank, bamboo, engineered bamboo, cork and wood-like ceramic tile. We operate as a single business segment, with our call center, website and customer service network supporting retail store operations.

We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hard-surface flooring products. With a balance of selection, quality, availability, service and price, we believe our value proposition is the most complete within a highly-fragmented hard-surface flooring market. The foundation for our value proposition is strengthened by our unique store model, the industry expertise of our people, and our singular focus on hard-surface flooring.

Lumber Liquidators is a Delaware corporation with its headquarters in Toano, Virginia. We were founded in 1994 and our initial public offering was in November 2007. Our common stock trades on the New York Stock Exchange under the symbol “LL.” We operate in a holding company structure with Lumber Liquidators Holdings, Inc. serving as our parent company and certain direct and indirect subsidiaries, including Lumber Liquidators, Inc., Lumber Liquidators Services, LLC, Lumber Liquidators Production, LLC, and Lumber Liquidators Canada ULC, conducting our operations.

Our Business

Market

According to the July 2016 Issue of Floor Covering Weekly, U.S. installed floor covering product sales in 2015 were $37.5 billion, excluding installation. Within this market, U.S. hardwood and laminate flooring sales accounted for 20.3% of the total. Flooring sales are driven by a number of factors including discretionary income and the housing market. Including installation, the overall flooring industry has grown at a compound annual growth rate of 5.2% from 2010 through 2015. Over the same period, hardwood and laminate flooring sales, including the cost of installation grew at a compound annual growth rate of 5.5%. We believe improvements in the quality and construction of certain products, ease of installation, a broad range of retail price points, and movement away from soft surfaces will drive continued hard surface flooring share gain versus soft surface flooring in the future.

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

Customers

We target several distinct customer groups who each have varied needs with respect to their flooring purchases, including do-it-yourself (“DIY”) customers, do-it-for-me (“DIFM”) customers, and commercial customers. Each of the customer groups we serve are passionate about their flooring purchase and value our wide assortment of flooring products, availability, and the quality of those products. Each of these customer groups require a unique customer service approach based on the ability of our associates to share detailed product knowledge and preferred installation methods. We offer DIFM customers installation services, while our DIY and commercial customers receive more personal attention when completing their purchase, including dedicated call center resources. All customer groups are offered delivery services.

Products and Services

Product Selection

We offer an extensive assortment of wood flooring under 20 proprietary brand names, led by our flagship, Bellawood®. We have invested significant resources developing these national brand names, as well as the

Lumber Liquidators name. Our hardwood flooring products are available in various widths and lengths and are generally differentiated in terms of quality and price based on the species, wood grade and durability of finish. Prefinished floors are the dominant choice for residential customers over unfinished wood planks that have a finish applied after installation. We also offer an assortment of flooring enhancements, installation services and accessories, including moldings, underlays and tools.

Direct Sourcing

Sourcing directly from mills and other vendors enables us to offer a broad assortment of high-quality, proprietary products to our customers at a consistently low cost. We seek to establish strong, long-term relationships with our vendor partners around the world. In doing so, we look for vendors that have demonstrated an ability to meet our demanding specifications and the capability to provide sustainable and growing supplies of high-quality innovative, trend-right products. We source from both domestic and international vendors, with approximately half of our merchandise being sourced from overseas.

Supply Chain

Our supply chain is wholly focused on delivering a complete assortment of products to our customers in an efficient manner. In the first quarter of 2014, we began operating a 500,000 square foot leased distribution center in Pomona, California as the primary distribution center for our western stores. In 2014, we completed construction of a million square foot distribution center on approximately 100 acres of land we own in Henrico County, Virginia to consolidate the distribution facilities located in Hampton Roads, Virginia, increase the efficiency of our East Coast operations and provide a foundation for future store base expansion. We began the transition of our operations from those facilities to the new facility in 2014, and the facility was fully operational in 2015.

During 2015, we leased third party consolidation services to break bulk shipments from mills into quantities and assortments that can be sent directly to our store locations. We terminated these services during 2015 as we enhanced our utilization of our distribution centers. Additionally, a number of our vendors maintain certain inventory levels for shipment directly to our stores or our customers. Our product is generally transported boxed and palletized, and the weight of our product is a key driver of our supply chain costs.

Compliance and Quality Control

Our compliance programs are designed to ensure the products we sell are safe, responsibly sourced, and meet all regulatory and statutory requirements, including without limitation requirements associated with the Lacey Act and the California Air Resources Board (“CARB”). We utilize a variety of due diligence processes and controls, including supplier audits, periodic on site visits, and product testing. We utilize a risk-based approach to implement and operate the various aspects of its compliance program. Our compliance program considers, among other things, product risk, the level of vertical integration at our mills, legality concerns noted by both private and government parties, and the results of on-site audits performed by us. Our evaluation of risk is a key component in our allocation of resources to ensure the Company meets its standards for product compliance and safety. Compliance and Quality Control teams located in the United States and in China are supplemented with external resources that provide independent analyses which are incorporated into our review processes and monitor our sourcing efforts across all areas from which we source product. Compliance programs are continually under review, updated and enhanced as appropriate to stay current with statutory and regulatory requirements. Our compliance and regulatory affairs committee of the board of directors provides oversight of our compliance programs.

Additionally, we maintain and operate a 1,500 square foot lab within our East Coast distribution facility. The lab features two temperature and humidity controlled conditioning rooms and two emission chambers correlated to a CARB-approved Third Party Certifier standard. We believe this equipment mirrors the capabilities of CARB and other state-of-the-art emission testing facilities. This lab, along with our third-party providers, supports our process to ensure compliance with CARB requirements.

Installation

Approximately one in 10 of our customers opt to utilize the fully-insured and licensed professional installation services which we make available to measure and install flooring at competitive prices at each of our stores. As of December 31, 2016, we utilized a network of associates to perform certain customer-facing, consultative services and coordinated the installation of our flooring products by third-party independent contractors in 258 of our stores. Service revenue for installation transactions we control is included in net sales, with the corresponding costs in cost of sales. We believe our greater interaction with the customer and better relationships with the third-party independent contractors on services provided will ultimately result in a better customer experience and higher utilization by the customer. Installation services are offered in our remaining stores through a national arrangement with a third-party. Under this national arrangement, we receive certain reimbursements based on volume, which offset selling, general and administrative expenses.

Store Model

As of December 31, 2016, we operated 383 retail stores, with 375 located throughout the United States and eight in Ontario, Canada. We historically have sought locations with lower rent than retailers requiring high traffic or impulse purchases and are able to adapt a range of existing buildings to our format, from free-standing buildings to strip centers to small shopping centers. Generally, our stores are approximately 6,500 to 7,500 square feet, which includes a showroom format designed to emphasize our products and a small warehouse. Our real estate strategy considers total long-term share within a market over unit-based analysis. We enter into short leases, generally for a base term of five to seven years with renewal options, to maximize our real estate flexibility.

We routinely evaluate our store site selection criteria and are currently targeting retail corridors within a market over the more industrial locations we historically sought. We consistently monitor performance of current stores as well as the market opportunity for new locations, adjusting as needed to optimize the profitability and growth potential of our network.

Sales Approach

We have an integrated multi-channel sales model that enables our stores, call center, website and catalogs to work together in a coordinated manner. We believe that due to the average size of the sale and the general infrequency of a hardwood flooring purchase, many of our customers conduct extensive research using multiple channels before making a purchase decision. Though our customers utilize a range of these channels in the decision-making process, the final sale is most often completed in the store, working with our flooring experts. Our customers typically plan well in advance for the inconvenience of removing old flooring and installing new flooring. In larger, more complex projects, greater lead time and preparation is often required. Our research indicates that the length of a hardwood flooring purchase can vary significantly from initial interest to final sale.

Our objective is to help the customer through the entire purchase cycle from aspiration to installation, whether in our store or in their home. Our goal is to provide our customers with everything needed to complete their flooring project — to remove the existing floor, install the new floor with complementary moldings and accessories, and finally, maintain the floor for its lifetime.

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

Knowledgeable Salespeople

We believe a large segment of residential homeowners are in need of a trusted expert, whether as a guide through a range of flooring alternatives and services or as a resource to both DIY and DIFM customers. We train and position our store management and associates to establish these individual customer relationships, which often last beyond the current purchase to subsequent purchases of additional flooring.

We place an emphasis on identifying, hiring and empowering employees who share a passion for our business philosophy. Many of our store managers have previous experience with the home improvement, retail flooring or flooring installation industries. We provide continuous training focused on selling techniques and in-depth product knowledge for our store associates, who, we believe, are a key driver in a customers purchasing decision.

Digital/Omni Channel

Our website contains a broad range of information on our products and services, including a comprehensive knowledge base of tools on wood flooring, product reviews, before and after photos from previous customers, product information and how-to installation videos. A customer also has the ability to chat live with a flooring expert regarding questions about a flooring purchase or installation, either online or over the phone.

We continue to develop several new and responsive mobile, tablet and website functions to assist customers with their flooring choice. We also have an active presence on Facebook, Pinterest, YouTube and Twitter.

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

Financing:  We offer our residential customers a financing alternative through a proprietary credit card, the Lumber Liquidators credit card, underwritten by a third party financial institution, generally with no recourse to us. This program serves the dual function of providing financial flexibility to our customers and offering us promotional opportunities featuring deferred interest, which we often combine with product promotions. Our customers may also use their Lumber Liquidators credit card for installation services. We also offer our commercial customers a financing alternative, which is also underwritten by a third party financial institution, generally at no recourse to us. The commercial credit program provides our professional customers a range of additional services that we believe add efficiency to their businesses.

Employees

As of December 31, 2016, we had 2,100 employees, 96% of whom were full-time and none of whom were represented by a union. Of these employees, 69% work in our stores, 18% work in corporate store support infrastructure or similar functions (including our call center employees) and 13% work either on our finishing line or in one of our distribution centers. We believe that we have good relations with our employees.

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

Intellectual Property and Trademarks

We have a number of marks registered in the United States, including Lumber Liquidators®, Hardwood Floors For Less!®, Bellawood®, 1-800-HARDWOOD®, Quickclic®, Virginia Mill Works Co. Hand Scraped and Distressed Floors®, Morning Star Bamboo Flooring®, Dream Home Laminate Floors®, Builder’s Pride®, Schön Engineered Floors®, Casa de Colour Collection®, Avella®, Coreluxe® and other product line names. We have also registered certain marks in jurisdictions outside the United States, including the European Union,

Canada, China, Australia and Japan. We regard our intellectual property as having significant value and these names are an important factor in the marketing of our brands. Accordingly, we take steps intended to protect our intellectual property including, where necessary, the filing of lawsuits and administrative actions to enforce our rights.

Government Regulation

We are subject to extensive and varied federal, provincial, state and local government regulations in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees and customers, public health and safety, zoning, accommodations for persons with disabilities, and fire codes. We operate each of our stores, offices, finishing facility and distribution centers in accordance with standards and procedures designed to comply with applicable laws, codes, licensing requirements and regulations. Certain of our operations and properties are also subject to federal, provincial, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and cleanup of contaminated properties, including off-site disposal locations. We do not currently incur significant costs complying with the laws and regulations related to hazardous materials. However, we could be subject to material costs, liabilities or claims relating to compliance in the future, especially in the event of changes in existing laws and regulations or in their interpretation, as well as the passage of new laws and regulations.

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

Available Information

We maintain a website at www.lumberliquidators.com. The information on or available through our website is not, and should not be considered, a part of this annual report on Form 10-K. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the Securities and Exchange Commission (“SEC”) free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information that we file electronically with the SEC.

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

We rely on our reputation for offering great value, superior service and a broad selection of high-quality, safe flooring products. We are currently involved in a number of government investigations and legal actions, many of which have resulted from unfavorable allegations regarding our products and us. Negative publicity surrounding these government investigations and legal actions could continue to harm our reputation and the demand for our products. Additional, unfavorable allegations, government investigations and legal actions involving our products and us could also affect our perception in the market and our brands and negatively impact our business and financial condition. For instance, unfavorable allegations surrounding the product quality of our laminates sourced from China has and could continue to negatively affect our operations. If this negative impact is significant, our ability to maintain our liquidity and grow or sustain our business could be jeopardized.

We are involved in a number of legal proceedings and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business and financial condition.

We are, or may become, involved in legal proceedings, government and agency investigations, and consumer, employment, tort and other litigation (see discussion of Legal Proceedings in Item 3 of this Annual Report and Note 10 to the consolidated financial statements included in Item 8 of this Annual Report). We cannot predict with certainty the outcomes of these legal proceedings. The outcome of some of these legal proceedings could require us to take, or refrain from taking, actions which could be costly to implement or otherwise negatively affect our operations or could require us to pay substantial amounts of money that could have a material adverse effect on our liquidity, financial condition and results of operations and could affect our ability to obtain capital or access our revolving line of credit and continue as a going concern. Additionally, defending against lawsuits and legal proceedings may involve significant expense and diversion of management’s attention and resources.

The Lacey Compliance Plan is costly to manage and a failure to properly manage the plan could adversely affect our ability to import and, therefore, our results of operations.

As disclosed on October 7, 2015, we reached a settlement with the United States Department of Justice (“DOJ”) regarding our compliance with the Lacey Act. In connection with that settlement, we agreed to implement the Lacey Compliance Plan and we are subject to a probation period of five years. Our implementation of the Lacey Compliance Plan is costly and, if the implementation costs are more than we anticipate, it could adversely impact our operating results. Further, in the event we fail to fully implement the Lacey Compliance Plan as required and in accordance with set deadlines, the government may require us to cease the importation of hardwood flooring from China until the DOJ determines that the Lacey Compliance Plan has been satisfactorily implemented. If we have to cease the importation of hardwood flooring, our ability to operate would be substantially harmed and our business, including our results of operations, would be adversely affected.

Federal, provincial, state or local laws and regulations, or our failure to comply with such laws and regulations, could increase our expenses, restrict our ability to conduct our business and expose us to legal risks.

We are subject to a wide range of general and industry-specific laws and regulations imposed by federal, provincial, state and local authorities in the countries in which we operate, including those related to customs, the environment, foreign operations (such as the Foreign Corrupt Practices Act), truth-in-advertising, consumer protection, privacy, zoning and occupancy matters as well as the operation of retail stores and warehouse, production and distribution facilities and provision of installation services. In addition, various federal, provincial and state laws govern our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, health care insurance issues, minimum wage standards, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. If we fail to comply with these laws and regulations, we could be subject to legal risk, our operations could be impacted negatively and our reputation could be damaged. Likewise, if such laws and regulations should change, including labor laws that impact exempt status and overtime eligibility, our costs of compliance may increase, thereby impacting our results and hurting our profitability.

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

Our insurance coverage and self-insurance reserves may not cover existing or future claims.

We maintain various insurance policies, including directors and officers insurance:

•	We are self-insured on certain health insurance plans and are responsible for losses up to a certain limit for these respective plans.
•	We are self-insured with regard to workers’ compensation coverage, in which case we are responsible for losses up to certain retention limits on both a per-claim and an aggregate basis.
•	We continue to be responsible for losses up to a certain limit for general liability and property damage insurance.
•	Our professional liability and cyber security insurance contain limitations on the amount and scope of coverage.

With the large number of pending cases and government investigations, we may be required to defend the Company, its officers, directors and former employees and we may be subject to financial harm in the event such cases or investigations are adversely determined and insurance coverage will not, or is not sufficient to, cover any related losses.

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted, is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Fluctuating healthcare costs, our growth rate and changes from our past experience with workers’ compensation claims could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Unanticipated changes may produce materially different amounts of expense than that reported under these programs, which could adversely impact our operating results. Additionally, our recent experience could limit our ability to obtain satisfactory insurance coverage, subjecting the Company to further loss, or obtaining coverage at significantly increased costs.

Our growth strategy depends substantially on our ability to open new stores and is subject to many unpredictable factors.

As of December 31, 2016, we had 383 stores throughout the United States and Canada, 120 of which we opened after January 1, 2012. Assuming the continued success of our store model and satisfaction of our internal criteria, we plan to continue our selective approach to future openings over the next several years. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. Our future results and ability to implement our growth strategy will depend on various factors, including the following:

•	our ability to maintain our reputation of providing safe, compliant products;
•	the successful resolution of the various pending government investigations and legal proceedings;
•	the successful selection of new markets and store locations with acceptable leasing options;
•	the quality of our operations;
•	the consumer recognition of the quality of our products and our ability to meet demand through the continued popularity of hardwood flooring; and
•	our cash flow, access to capital and business condition.

In addition, the following may impact the net sales and performance of our new stores compared to prior years:

•	as we open more stores, our rate of expansion relative to the size of our store base will decline;
•	we may not be able to identify suitable store locations in markets into which we seek to expand and may not be able to open as many stores as planned;
•	consumers in new markets may be less familiar with our brands, and we may need to increase brand awareness in those markets through additional investments in advertising;
•	new stores may have higher construction, occupancy or operating costs, or may have lower average store net sales, than stores opened in the past;
•	we may experience difficulties, delays or failures in obtaining the necessary licenses, permits or other approvals necessary to open and operate particular store locations;
•	we may incur higher maintenance costs than in the past;
•	newly opened stores may not succeed or may reach profitability more slowly than we expect, and the ramp-up to profitability may become longer in the future as we enter more mid-sized and smaller markets and add stores to larger markets where we already have a presence; and
•	future markets and stores may not be successful and, even if we are successful, our average store net sales and our comparable store net sales may not increase at historical rates.

Finally, our progress in opening new stores from quarter to quarter may occur at an uneven rate, which may result in quarterly net sales and profit growth falling short of market expectations in some periods.

Failure to manage our growth effectively could harm our business and operating results.

Our plans call for our selective approach in the addition of new stores over the next several years, and increased orders from our website, call center and catalogs. Our existing management information systems, including our store management systems, compliance procedures and financial and reporting controls, may be unable to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain regional and store managers and personnel for our compliance and financial and reporting departments. We may not respond quickly enough to the changing demands that our expansion will impose on us. Any failure to manage our growth effectively could harm our business and operating results.

Increased transportation costs, particularly those relating to the cost of fuel, could harm our results of operations.

The efficient transportation of our products through our supply chain is a critical component of our operations. If the cost of fuel or other costs, such as import tariffs, duties and international container rates, rise, it could result in increases in our cost of sales due to additional transportation charges and in the fees delivery companies charge us to transport our products to our stores and customers. Additionally, there are a limited number of delivery companies capable of efficiently transporting our products from our suppliers. Consolidation within this industry could result in increased transportation costs. We may be unable to increase the price of our products to offset increased transportation charges, which could cause our operating results to deteriorate.

Damage, destruction or disruption of our distribution centers, Toano, Virginia facility, equipment or inventory could significantly impact our operations and impede our ability to finish and distribute certain of our products.

Our Toano, Virginia facility serves as our corporate headquarters and, among other things, houses our primary computer systems, which control our management information and inventory management systems. In addition, in 2016, we finished approximately 72% of all Bellawood products, as well as small quantities of certain other products, there. In 2016, Bellawood flooring accounted for approximately 10% of our net sales. If the Toano, Virginia facility or equipment were damaged or destroyed, it could harm our operations, cause significant lost production and impact our ability to fulfill customer demand.

Further, if either of our distribution centers or our inventory held in those locations were damaged or destroyed by fire, wood infestation or other causes, our distribution processes would be disrupted, which could cause significant delays in delivery. This could impede our ability to stock our stores and deliver products to our customers, and cause our net sales and operating results to deteriorate.

The operation of stores in Canada may present increased legal and operational risks.

We currently operate eight store locations in Canada. As a result of our limited penetration in the Canadian market, these stores may continue to be less successful than we expect. Additionally, greater investments in advertising and promotional activity may be required to continue to build brand awareness in that market. Furthermore, by comparison, we have limited experience with the legal and regulatory environments and market practices outside of the United States and cannot guarantee that we will be able to operate profitably in the Canadian market or in a manner and with results similar to our U.S. stores. We may also incur increased costs in complying with applicable Canadian laws and regulations as they pertain to both our products and our operations.

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

As of December 31, 2016, we lease our Toano facility, which includes a store location, a warehouse and 29 of our other store locations from entities owned, in whole or in part, by Tom Sullivan, our founder, former interim chief executive officer and director. Effective December 31, 2016, Mr. Sullivan resigned his position as a member of the board of directors after his position as an employee of the Company was eliminated. Although our percentage of total stores leased from such entities has decreased, this concentration of leases subjects us to risk in the event action or inaction by Mr. Sullivan or such entities impacts our leasehold interests in the locations.

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

Our ability and cost to obtain products from abroad and the operations of many of our international suppliers are subject to risks that are beyond our control and that could harm our operations and profitability.

We rely on a select group of international suppliers to provide us with flooring products that meet our specifications. In 2016, approximately 39% of our product was sourced from Asia, approximately 7% was sourced from Europe and Australia and approximately 4% was sourced from South America. As a result, we are subject to risks associated with obtaining products from abroad, including:

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

As part of our business proposition, it is important for us to anticipate and respond to changing preferences and consumer demands in a timely manner. If we fail to identify and respond to emerging trends, consumer acceptance of the merchandise in our stores and our image with our customers may be harmed, which could reduce customer traffic in our stores and adversely affect our net sales. Moreover, consumer demand within our mix of products may shift and such change may negatively impact our inventory, net sales and operating results.

Risks Related to Economic Factors and Our Industry

Changes in economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with whom we do business to suffer financial hardship, all of which could adversely impact our business, results of operations and financial condition.

Our business, financial condition and results of operations have been and may continue to be affected by various economic factors. Changes in the current economic environment and uncertainty about the future could lead to reduced consumer and business spending, including by our customers. Such changes may also cause customers to shift their spending to products we either do not sell or do not sell as profitably. Further, a reduced access to credit may adversely affect the ability of consumers to purchase our products. This potential reduction in access to credit may impact our ability to offer customers credit card financing through third party credit providers on terms similar to those offered previously, or at all. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions deteriorate, our industry, business and results of operations may be severely impacted.

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

The hardwood flooring industry is highly dependent on the remodeling of existing homes and new home construction. In turn, remodeling and new home construction depend on a number of factors which are beyond our control, including interest rates, tax policy, employment levels, consumer confidence, credit availability, real estate prices, demographic trends, weather conditions, natural disasters and general economic conditions. For example, discretionary consumer spending could be limited, spending on remodeling of existing homes could be reduced and purchases of new homes could decline if:

•	the national economy or any regional or local economy where we operate weakens;
•	interest rates rise or credit becomes less available;
•	tax rates and health care costs increase;
•	regions where we operate experience unfavorable demographic trends; or
•	home prices depreciate.

In the event of a decrease in discretionary spending, home remodeling activity or new home construction, demand for our products, including hardwood flooring, could be impacted negatively and our business and operating results could be harmed.

Competition could cause price declines, decrease demand for our products and decrease our market share.

We operate in the wood flooring industry, which is highly fragmented and competitive. We face significant competition from national and regional home improvement chains, national and regional specialty flooring chains, Internet-based companies and privately-owned single-site enterprises. We compete on the basis of price, customer service, store location and the range, quality and availability of the hardwood flooring that we offer our customers. If our positioning with regard to one or more of these factors should erode, deteriorate, fail to resonate with consumers or misalign with demand or expectations, our business and results may be impacted negatively.

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

Hardwood flooring may become less popular as compared to other types of floor coverings in the future. For example, our products are made using various hardwood species, including rare exotic hardwood species, and concern over the environmental impact of tree harvesting could shift consumer preference towards synthetic or inorganic flooring. In addition, hardwood flooring competes against carpet, vinyl sheet, vinyl tile, ceramic tile, natural stone and other types of floor coverings. If consumer preferences shift toward types of floor coverings that we do not sell, we may experience decreased demand for our products.

All of these competitive factors may harm us and reduce our net sales and operating results.

If we are unable to access our credit facility or other sources of capital, our financial position, liquidity, and results of operations could suffer.

We have relied on a bank credit facility to fund seasonal needs for working capital. Our access to this facility depends on our ability to meet the conditions to borrowing, including that all representations are true and correct at the time of the borrowing. Our failure to meet these requirements or obtain alternative sources of capital could impact:

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

Our website and our call center are integral parts of our integrated multi-channel strategy. Customers use our website and our call center as information sources on the range of products available to them and to order our products, samples or catalogs. Our website, in particular, is vulnerable to certain risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches and customer privacy concerns. If we cannot successfully maintain our website and call center in good working order, it could reduce our net sales and damage our reputation. Further, the costs associated with such maintenance may exceed our estimations.

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

We believe that our success has depended and continues to depend to a significant extent on the efforts and abilities of our senior management team and other key personnel. The loss, for any reason, of the services of any of these key individuals and any negative market or industry perception arising from such loss, could damage our business and harm our reputation. Recent business conditions and legal and regulatory challenges could increase the risk of turnover among our managers, and the corresponding loss of experience.

We announced the appointment of Dennis R. Knowles as our chief executive officer in November 2016. Mr. Knowles replaced John M. Presley, who had been serving as our chief executive officer since November 2015. Mr. Presley replaced Thomas D. Sullivan, who had been serving as acting chief executive officer since Robert M. Lynch’s resignation in May 2015. We also announced the appointment of Martin D. Agard as our chief financial officer in September 2016. Mr. Agard replaced Gregory A. Whirley, Jr. who had been serving as our interim chief financial officer since May 2015. Mr. Whirley replaced Daniel E. Terrell, who had served as our chief financial officer since October 2006. Also in 2015, we integrated the leadership of our merchandising and marketing departments and promoted Marco Q. Pescara from chief marketing officer to chief merchandising and marketing officer. Any significant leadership change or executive management transition involves inherent risk, and we could experience disruptions in our executive management succession plans, which could hinder our strategic planning, execution and future performance.

Our success depends upon our ability to effectively staff and train our store personnel.

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

We believe that our growth was achieved in part through our successful investment in local and national advertising. Historically, we have used extensive advertising to encourage customers to drive to our stores, which were generally located some distance from population centers in areas that have lower rents than traditional retail locations. Further, a significant portion of our advertising was directed at the DIY and DIFM customers. While our marketing strategy continues to support our real estate strategy and remains focused on retaining the DIY and DIFM customers, we have broadened the reach and frequency of our advertising to increase the recognition of our value proposition and the number of customers served. We regularly evaluate the effectiveness of our advertising expense; however, we may need to adjust our advertising message, the mediums used to deliver that message, and the level of expense used to support our business strategies in the future. If our advertisements fail to draw customers in the future, or if the cost of advertising or other marketing materials increases significantly, we could experience declines in our net sales and operating results.

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

Our quarterly operating results may fluctuate significantly because of various factors, including:

•	changes in comparable store net sales and customer transactions, including as a result of declining consumer confidence or the introduction of new products;
•	the timing of new store openings and related net sales and expenses;
•	profitability and performance of our stores;
•	the timing of remodels and relocations of existing stores and related net sales and expenses;
•	the impact of inclement weather, natural disasters and other calamities;
•	the impact of seasonal influences, including customer net sales trends and inventory levels;
•	variations in general economic conditions;
•	unfavorable customer reactions to allegations regarding the safety of our products, the impact of litigation and/or government investigations to which we are subject, as well as any payments, judgments or other losses in connection with such lawsuits and/or investigations;
•	the timing and scope of sales promotions and product introductions;
•	changes in consumer preferences and discretionary spending;
•	interruptions in our product supply;
•	fluctuations in supply prices; and
•	tax expenses, impairment charges and other non-operating costs.

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

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control, we may discover material weaknesses or significant deficiencies in internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of February 16, 2017, we operated 383 stores located in 46 states and Canada, with no additional openings since December 31, 2016. In addition to our eight stores in Ontario, Canada, the table below sets forth the locations (alphabetically by state) of our 375 U.S. stores in operation as of February 16, 2017.

State	Stores	State	Stores	State	Stores	State	Stores
Alabama	5	Iowa	3	Nevada	3	Rhode Island	1
Arizona	5	Kansas	3	New Hampshire	5	South Carolina	8
Arkansas	2	Kentucky	5	New Jersey	13	South Dakota	1
California	41	Louisiana	5	New Mexico	1	Tennessee	6
Colorado	8	Maine	3	New York	19	Texas	30
Connecticut	8	Maryland	10	North Carolina	12	Utah	2
Delaware	4	Massachusetts	10	North Dakota	1	Vermont	1
Florida	27	Michigan	10	Ohio	13	Virginia	13
Georgia	10	Minnesota	6	Oklahoma	3	Washington	8
Idaho	2	Mississippi	3	Oregon	6	West Virginia	3
Illinois	16	Missouri	5	Pennsylvania	20	Wisconsin	5
Indiana	8	Nebraska	2

We lease all of our stores and our corporate headquarters located in Toano, Virginia, which includes our call center, corporate offices, and distribution and finishing facility. Our corporate headquarters has 307,784 square feet, of which approximately 32,000 square feet are office space, and is located on a 74-acre plot. We own approximately 100 acres of land in Henrico County, Virginia where we constructed a one million square foot distribution center that became fully operational in January 2015. We lease a 504,016 square foot facility in Pomona, California, which, along with our new facility in Virginia, serve as our primary distribution facilities.

During 2016, our Toano facility, which includes a store location, a warehouse and 29 of our store locations were leased from related parties. See discussion of properties leased from related parties in Note 5 to the consolidated financial statements included in Item 8 of this report and within Certain Relationships and Related Transactions, and Director Independence in Item 13 of this report.

Item 3. Legal Proceedings.

2016 Settlements and Resolutions

During 2016, we settled or resolved several outstanding legal matters. These include:

•	Lacey Act Related Matters — On October 7, 2015, we reached a settlement with the Department of Justice (“DOJ”) with respect to its allegations of violations of the Lacey Act in the importation of certain wood flooring products and the court entered final judgment on February 3, 2016. In connection with this settlement, we agreed to pay a total of $10.0 million in fines, community service payments and forfeited proceeds, are subject to a five-year probation period and implemented the Lacey Compliance Plan. We have paid $8.2 million of the settlement amount and expect to pay $1.8 million in the first quarter of 2018. In addition, we also reached a settlement with the DOJ and paid $3.2 million with respect to certain engineered hardwood flooring determined by us to have Lacey Act compliance concerns. Final judgment related to this matter was entered on January 8, 2016.
•	California Air Resources Board — In March 2016, we entered into a settlement agreement with the California Air Resources Board (“CARB”), which did not constitute an admission of wrongdoing by us and provided that CARB release us from any and all claims that CARB may have had related to certain of our laminate products imported from China. Under the terms of the settlement agreement, we paid a total of $2.5 million. Additionally, we agreed to implement certain voluntary measures, including a risk-based supplier audit program and testing research program.

•	Consumer Product Safety Commission Matter — On June 15, 2016, we entered into an agreement with the Office of Compliance and Field Operations of the Consumer Product Safety Commission (“CPSC”) with respect to our laminate products sourced from China. The agreement marked the completion of the CPSC’s evaluation of the safety of those products and did not constitute an admission of wrongdoing by us. Under the terms of the agreement, we have continued to offer an indoor air quality testing program to our customers at no cost. We have continued to provide testing data from this program to the CPSC.
•	Prop 65 Matter — On April 4, 2016, our motion for judgment was granted and, subsequently, the court entered judgment in our favor. In exchange for our withdrawal of the memorandum of costs we had filed with the court, the plaintiffs in this matter paid us $0.1 million and in exchange for agreeing to waive their right to appeal the court’s judgment in our favor.
•	Securities Class Action — On November 17, 2016, we received final court approval of the Securities Class Action Stipulation. As a result of the Securities Class Action Stipulation, we, through our insurers and in conjunction with the settlement of the Derivative Class Action Settlement described below, contributed $26.0 million to a settlement fund that will be used to compensate individuals who purchased our shares of common stock between February 22, 2012 and February 27, 2015. Additionally, we issued 1 million shares of our common stock to the settlement fund on November 17, 2016, valued at $16.8 million in the aggregate based on the closing price of the shares at that date. As of December 31, 2016, no remaining amounts are recorded in our consolidated balance sheet related to this matter. See detailed discussion of this matter below.
•	Derivative Litigation Matters — On November 17, 2016, we received final court approval the Consolidated Derivative Stipulation. As a result of the Consolidated Derivative Stipulation, we implemented certain corporate governance changes, received a $26.0 million insurance payment (which we used to fully fund the securities class action settlement summarized above), and paid additional net expenses of $2.5 million related to the derivative class action settlement. See detailed discussion of this matter below.

Governmental Investigations

In March 2015, we received a grand jury subpoena issued in connection with a criminal investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia (the “U.S. Attorney”). In addition, on May 19, 2015, July 13, 2015 and March 11, 2016, we received subpoenas from the New York Regional Office of the SEC in connection with an inquiry by the SEC staff. Based on the subpoenas, we believe the focus of both the U.S. Attorney investigation and SEC investigation primarily relate to compliance with disclosure, financial reporting and trading requirements under the federal securities laws since 2011. We are fully cooperating with the investigations by the U.S. Attorney and SEC staff and continue to produce documents responsive to the subpoenas and pursuant to other requests received from the U.S. Attorney’s Office. Given that the investigation by the U.S. Attorney and SEC staff are still ongoing, we cannot estimate the reasonably possible loss or range of loss that may result from this matter.

Litigation Relating to Chinese Laminates

Formaldehyde-Related Cases

Beginning on or about March 3, 2015, numerous purported class action cases were filed in various U.S. federal district courts and state courts involving claims of excessive formaldehyde emissions from our flooring products (collectively, the “Products Liability Cases”). The plaintiffs in these various actions sought recovery under a variety of theories, which although not identical are generally similar, including negligence, breach of warranty, state consumer protection act violations, state unfair competition act violations, state deceptive trade practices act violations, false advertising, fraudulent concealment, negligent misrepresentation, failure to warn, unjust enrichment and similar claims. The purported classes consisted either or both of all U.S. consumers or state consumers that purchased the subject products in certain time periods. The plaintiffs also sought various forms of declaratory and injunctive relief and various damages, including restitution, actual, compensatory, consequential, and, in certain cases, punitive damages, and interest, costs, and attorneys’

fees incurred by the plaintiffs and other purported class members in connection with the alleged claims, and orders certifying the actions as class actions. Plaintiffs did not quantify damages sought from us in these class actions.

On June 12, 2015, the United States Judicial Panel on Multi District Litigation (the “MDL Panel”) issued an order transferring and consolidating ten of the related federal class actions to the United States District Court for the Eastern District of Virginia (the “Virginia Court”). In a series of subsequent conditional transfer orders, the MDL Panel has transferred the other cases to the Virginia Court. We continue to seek to have any newly filed cases transferred and consolidated in the Virginia Court and ultimately, we expect all federal class actions involving formaldehyde allegations, including any newly filed cases, to be transferred and consolidated in the Virginia Court. The consolidated case in the Virginia Court is captioned In re: Lumber Liquidators Chinese-Manufactured Flooring Products Marketing, Sales, Practices and Products Liability Litigation (the “MDL”).

Pursuant to a court order, plaintiffs filed a Representative Class Action Complaint in the Virginia Court on September 11, 2015. The complaint challenged our labeling of our flooring products and asserted claims under California, New York, Illinois, Florida and Texas law for fraudulent concealment, violation of consumer protection statutes, negligent misrepresentation and declaratory relief, as well as a claim for breach of implied warranty under California law. Thereafter, on September 18, 2015, plaintiffs filed the First Amended Representative Class Action Complaint (“FARC”) in which they added implied warranty claims under New York, Illinois, Florida and Texas law, as well as a federal warranty claim. We filed a motion to dismiss and answered the FARC. The Virginia Court granted the motion as to claims for negligent misrepresentation filed on behalf of certain plaintiffs, deferred as to class action allegations, and otherwise denied the motion. We also filed a motion to strike nationwide class allegations, on which the Virginia Court has not yet ruled. We also filed a motion to strike all personal injury claims made in class action complaints. Plaintiffs subsequently agreed and the Virginia Court has ordered that no Chinese formaldehyde class action pending in this lawsuit will seek damages for personal injury on a class-wide basis. The order does not affect any claims for personal injury brought solely on an individual basis. Our motions for summary judgment on plaintiffs’ First Amended Representative Complaint in the MDL and to exclude expert reports and testimony by plaintiffs’ experts related to deconstructive testing are both currently pending before the Eastern District of Virginia.

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

Abrasion-Related Cases

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

On October 3, 2016, the MDL Panel issued an order transferring and consolidating sixteen of the federal abrasion class actions to the Virginia Court. In subsequent conditional transfer orders, the MDL Panel transferred other cases to the Virginia Court. We will seek to have any additional related cases transferred and consolidated in the Virginia Court. The consolidated case in the Virginia Court is captioned In re: Lumber Liquidators Chinese-Manufactured Laminate Flooring Durability Marketing and Sales Practices Litigation (the “Abrasion MDL”).

The Virginia Court issued an initial pretrial order instructing all parties to undertake certain discovery and planning tasks and scheduled certain preliminary conferences.

In addition to the MDL, the Steele matters, and the Abrasion MDL, there are a number of individual claims and lawsuits alleging (i) damages due to excessive formaldehyde emissions and (ii) damages similar to those in the Abrasion MDL. While we believe that a loss associated with these additional matters, the MDL, the Steele matters and the Abrasion MDL is reasonably possible, given the uncertainty of litigation, the legal standards that must be met for, among other things, class certification and success on the merits, we are unable to estimate the amount of loss, or range of possible loss, at this time that may result from these actions. Further, we do not have insurance coverage with respect to the MDL and Steele matters, and may have limited insurance coverage relative to the Abrasion MDL. In the event that a settlement is reached related to these matters, the amount of such settlement may be material to our results of operations and financial condition and may have a material adverse impact on our liquidity.

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

Fact discovery in the matter is now complete and the motion for class certification is in process. In addition, there are a number of individual claims and lawsuits alleging damages similar to those in the Gold matter. We dispute these and the Gold Plaintiffs’ claims and intend to defend such matters vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to companies importing multilayered wood flooring from Chinese suppliers subject to the AD and CVD orders. Our multilayered wood flooring imports from China accounted for approximately 7%, 6% and 10% of our flooring purchases in 2016, 2015 and 2014, respectively. Our consistent view through the course of this matter has been, and remains, that our imports are neither dumped nor subsidized.

As part of its processes in these proceedings, the DOC conducts annual reviews of the CVD and AD rates. In such cases, the DOC will issue preliminary rates that are not binding and are subject to comment by interested parties. After consideration of the comments received, the DOC will issue final rates for the applicable period, which may lag by a year or more. As rates are adjusted through the administrative reviews, we adjust our payments prospectively based on the final rate. We will begin to pay the finalized rates on each applicable future purchase when recognized by U.S. Customs and Border Protection.

The DOC made its initial determinations regarding CVD and AD rates on April 6, 2011 and May 26, 2011, respectively. On December 8, 2011, orders were issued setting final AD and CVD rates at a maximum of 3.3% and 1.5%, respectively. These rates became effective in the form of additional duty deposits, which we have paid, and applied retroactively to the DOC initial determinations.

Following the issuance of the orders issued on December 8, 2011, a number of appeals were filed by several parties, including us, with the Court of International Trade (“CIT”) challenging, among other things, certain aspects that may impact the validity of the AD and CVD orders and the applicable rates. The appeal of the CVD order was dismissed in June 2015. On January 23, 2015, the CIT issued a decision rejecting the challenge of the AD rate for all but one Chinese exporter. This decision was finalized on July 6, 2015, and appealed to the Court of Appeals for the Federal Circuit (“CAFC”) on July 31, 2015. On February 15, 2017, the CAFC vacated the CIT’s prior decision with instructions to the DOC to recalculate its AD rate. The schedule for the DOC’s recalculation has not yet been set. We are unable to determine the impact of the CAFC’s decision to vacate the initial determination of AD rates; however, the DOC’s recalculation could materially impact our previously recorded loss related to annual reviews of AD rates discussed below.

In the first DOC annual review in this matter, AD rates for the period from May 26, 2011 through November 30, 2012 and CVD rates from April 6, 2011 through December 31, 2011, were modified to a maximum of 5.92% and a maximum of 0.83%, respectively, which resulted in an additional payment obligation for us, based on best estimates and shipments during the applicable window, of $0.8 million. We recorded this as a long-term liability on our accompanying consolidated balance sheet and in cost of sales in our second quarter 2015 financial statements. These rates have been appealed to the CIT by several parties, including us. While the appeal is still pending, the CIT has issued a remand to the DOC requesting reconsideration of certain AD rate calculations.

Pursuant to the second annual review, in early July 2015, the DOC finalized the AD rate for the period from December 1, 2012 through November 30, 2013 at a maximum of 13.74% and the CVD rate for the period from January 1, 2012 through December 31, 2012 at a maximum of 0.99%. We believe the best estimate of the probable loss was $4.1 million for shipments during the applicable time periods, which was recorded as a long-term liability on our accompanying consolidated balance sheet and included in cost of sales in our second quarter 2015 financial statements. Beginning in July 2015, we began paying these rates on each applicable purchase. The rates relating to this second annual review have been appealed to the CIT and that appeal is pending.

The third annual review of the AD and CVD rates was initiated in February 2015. The third AD review covered shipments from December 1, 2013 through November 30, 2014. The third CVD review covered shipments from January 1, 2013 through December 31, 2013. In May 2016, the DOC issued the final CVD rate in the third review, which was a maximum of 1.38%. On July 13, 2016, the DOC set the final AD rate at a maximum of 17.37%. We have appealed the AD rates. As these rates are now final, we believe our best estimate of the probable loss associated with AD and CVD is approximately $5.5 million for shipments during the applicable time periods. During the quarter ended June 30, 2016, we recorded this amount in other long-term liabilities in our balance sheet and as a charge to earnings in cost of sales on our statement of operations.

The total amount recorded in other long-term liabilities through the third annual review in the accompanying balance sheet as of December 31, 2016 and December 31, 2015 was $10.4 million and $4.9 million, respectively.

In February 2016, the DOC initiated the fourth annual review of AD and CVD rates, which will follow a similar schedule as the preceding review. The AD review covers shipments from December 1, 2014 through November 30, 2015. The CVD review covers shipments from January 1, 2014 through December 31, 2014. In December 2016 and January 2017, the DOC issued non-binding preliminary results in the fourth annual review for AD rates and CVD rates, respectively. The preliminary AD rate was a maximum of 4.92% and the CVD preliminary rate was a maximum of 1.68%. The final results in the fourth annual review are currently expected to be issued in April (AD) and May (CVD) 2017. We paid AD and CVD rates in excess of preliminary amounts for shipments during the periods impacted by the fourth annual review. We have not recorded a gain contingency as a result of this preliminary review. If the final rate is determined to be above the rates we paid, we may incur additional expense or may receive a return of funds if the final rate is set below these rates.

The DOC initiated the fifth annual review of AD and CVD rates in February 2017, which is expected to follow the same schedule as preceding reviews. The AD review covers shipments from December 1, 2015 through November 30, 2016. The CVD review covers shipments from January 1, 2015 through December 31, 2015.

The 5-year Sunset Review of the antidumping and countervailing duty orders on multilayered wood flooring (the “Sunset Review”) began in November 2016 at the ITC to determine whether to terminate the orders. We filed a notice of appearance and documentation required at this phase of the proceeding and intend to participate fully in the Sunset Review. The Sunset Review is expected to be completed in late 2017 or early 2018.

Securities Class Action and Derivative Litigation Matters

Derivative Litigation Matter — Consolidated Cases

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

On May 27, 2015, the court consolidated the Klein, Doan, and Amalgamated Bank suits, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action as In re Lumber Liquidators Holdings, Inc. Shareholder Derivative Litigation (the “Consolidated Derivative Litigation Matter”). In the complaints, Klein’s, Doan’s and Amalgamated Bank’s (collectively, “Plaintiffs”) allegations include (i) breach of fiduciary duties, (ii) abuse of control, (iii) gross mismanagement, (iv) unjust enrichment,

(v) insider trading, (vi) corporate waste, (vii) common-law conspiracy, and (viii) statutory conspiracy. Plaintiffs did not quantify any alleged damages in their complaints but, in addition to attorneys’ fees and costs, Plaintiffs seek (1) a declaration that the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to us, (2) a determination and award to us of the damages sustained by us as a result of the violations of each of the Individual Defendants, jointly and severally, (3) a directive to us and the Individual Defendants to take all necessary actions to reform and improve our corporate governance and internal procedures to comply with applicable laws and to protect us and our shareholders from a repeat of the events that led to the filing of this action, (4) a determination and award to us of exemplary damages in an amount necessary to punish the Individual Defendants and to make an example of the Individual Defendants to the community according to proof of trial, (5) the awarding of restitution to us from the Individual Defendants, (6) a requirement that we establish corporate policies and procedures prohibiting the use of Chinese manufacturers of its products, (7) a prohibition against us from using wood or wood products from the Russian Far East, (8) a requirement that we establish corporate policies and procedures to ensure compliance with CARB standards for all of its flooring products, and (9) disgorgement and payment to us of all compensation and profits made by the Individual Defendants, and each of them, at any time during which such Individual Defendants were breaching fiduciary duties owed to us and/or committing, or aiding and abetting the commitment of, corporate waste.

On July 18, 2016, we entered into a definitive settlement agreement (the “Consolidated Derivative Stipulation”) and, on November 17, 2016, the court approved the settlement. All payments in connection with the settlement have been made. Under the terms of the Consolidated Derivative Stipulation, the Consolidated Derivative Litigation Matter was settled for a combination of corporate governance changes, a payment of $26.0 million in insurance proceeds to us (which was then used to settle the pending Securities Class Action Litigation described below), and attorneys’ fees. During the first quarter of 2016, we determined that a probable loss was incurred related to the Derivative Litigation Matters and recognized a net charge to earnings of $2.5 million within selling general and administrative expense in the statement of operations.

Other Derivative Matters

On June 11, 2015, the Special Committee of the Board of Directors (the “Special Committee”) exercised its authority to create a Demand Review Committee, which is comprised of three independent directors and tasked with reviewing, analyzing, investigating and considering the allegations made in the Consolidated Derivative Litigation Matter and other derivative matters, including but not limited to the Costello matter and the McBride matter described below (“Other Derivative Matters”), and to report its recommendations thereon to the board of directors. Following an extensive review, investigation and analysis, including taking into consideration the report of independent counsel engaged to assist in the investigation of these matters, the Demand Review Committee recommended to the board of directors that bringing the claims articulated in the Consolidated Derivative Litigation Matter and the Other Derivative Matters would not be in the Company’s best interest. The Demand Review Committee was dissolved in December 2016.

Derivative Litigation Matter — Costello Matter

On or about March 6, 2015, James Costello (“Costello”) filed a shareholder derivative suit in the Court of Chancery of the State of Delaware against our directors at that time (the “Costello Derivative Defendants”). We were named as a nominal defendant only. On April 1, 2015, the case was voluntarily stayed. On June 19, 2015, the stay was lifted at Costello’s request and Costello subsequently filed an amended complaint. The amended complaint added our Senior Vice President, Supply Chain, former Chief Merchandising Officer and former Chief Financial Officer as defendants (along with the Derivative Defendants, the “Costello Defendants”). Costello’s allegations include (i) breach of fiduciary duties, (ii) gross mismanagement, (iii) unjust enrichment, and (iv) insider selling and the misappropriation of certain of our information in connection therewith. Costello did not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, Costello seeks (i) against the Costello Defendants and in our favor the amount of damages sustained by us as a result of the Costello Defendants’ breaches of fiduciary duties, gross mismanagement and unjust enrichment, (ii) extraordinary equitable and/or injunctive relief, including attaching, impounding, imposing a constructive trust on or otherwise restricting the proceeds of the Costello Defendants’ trading activities or their assets, (iii) awarding to our restitution from the Costello Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Costello Defendants; and (iv) additional equitable and/or injunctive relief that would require us to institute certain compliance policies and procedures. Final resolution of this matter is still pending, however, we believe at this time that a material loss in connection with this matter is remote.

Derivative Litigation Matter — McBride Matter

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

This matter was voluntarily dismissed in February 2017.

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

On June 15, 2016, we entered into a definitive settlement agreement (the “Securities Class Action Stipulation”) and, on November 17, 2016, the court approved the settlement. All obligations in connection with the settlement have been met. Under the terms of the Securities Class Action Stipulation, we, through our insurers, contributed $26.0 million in conjunction with the settlement of the Consolidated Derivative Litigation Matter described above to a settlement fund that will be used to compensate individuals who purchased our shares during the period from February 22, 2012 to February 27, 2015. In addition, under the terms of the Securities Class Action Stipulation, we issued 1 million shares of our common stock to the settlement fund with a value of approximately $16.8 million based on the $16.76 closing price of our common stock on November 17, 2016. The amount of loss associated with the issuance of shares of common stock as a part of the settlement was determined based on the trading value of the shares on the date of issuance. We recorded a benefit of approximately $2.9 million in selling, general and administrative expense during the fourth quarter of 2016 to reflect the decrease in the closing price of our common stock between September 30, 2016 and November 17, 2016. For the year ended December 31, 2016, the expense related to this matter was $16.8 million.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “LL.” We are authorized to issue up to 35,000,000 shares of common stock, par value $0.001. Total shares of common stock outstanding at February 16, 2017 were 28,248,606, and we had seven stockholders of record.

The following table sets forth the range of high and low sales prices per share as reported by the NYSE for each quarter during the last two fiscal years.

	Price Range
	High	Low
2016:
Fourth Quarter	$20.10	$14.02
Third Quarter	20.09	14.26
Second Quarter	16.49	11.07
First Quarter	17.42	10.01
2015:
Fourth Quarter	$21.74	$12.80
Third Quarter	21.42	11.62
Second Quarter	35.18	20.01
First Quarter	69.99	27.15

Issuer Purchases of Equity Securities

The following table presents our share repurchase activity for the quarter ended December 31, 2016 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2016 to October 31, 2016	—	$—	—	$14,728
November 1, 2016 to November 30, 2016	338	17.00	—	14,728
December 1, 2016 to December 31, 2016	—	—	—	14,728
Total	338	$17.00	—	$14,728

(1)	We repurchased 338 shares of our common stock in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended December 31, 2016.
(2)	Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs were publicly announced on November 15, 2012 and February 19, 2014, respectively. As of December 31, 2016, $14.7 million remained outstanding under this authorization.

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

Performance Graph

The following graph compares the performance of our common stock during the period beginning December 31, 2011 through December 31, 2016, to that of the total return index for the NYSE Composite, the Dow Jones US Furnishings Index and the S&P SmallCap 600 Index (which includes Lumber Liquidators) assuming an investment of $100 on December 31, 2011. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Lumber Liquidators Holdings, Inc.	$100.00	$299.15	$582.62	$375.48	$98.30	$89.13
Dow Jones US Furnishings Index	$100.00	$112.77	$166.25	$190.06	$210.96	$235.75
S&P Smallcap 600 Index	$100.00	$116.33	$164.38	$173.84	$170.41	$215.67
NYSE Composite	$100.00	$116.25	$146.94	$157.04	$150.77	$168.95

Item 6. Selected Financial Data.

The selected statements of income data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included in Item 8. “Consolidated Financial Statements and Supplementary Data” of this report. This information should be read in conjunction with those audited financial statements, the notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

The selected balance sheet data set forth below as of December 31, 2014, 2013 and 2012, and income data for the years ended December 31, 2013 and 2012 are derived from our audited consolidated financial statements contained in reports previously filed with the SEC, which are not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2016(1)	2015(2)	2014	2013	2012
	(dollars in thousands, except per share amounts)
Statement of Income Data
Net Sales	$960,588	$978,776	$1,047,419	$1,000,240	$813,327
Comparable store net sales (decrease) increase(3)	(4.6)%	(11.1)%	(4.3)%	15.8%	11.4%
Cost of Sales	656,719	699,918	629,252	589,257	504,542
Gross Profit	303,869	278,858	418,167	410,983	308,785
Selling, General and Administrative Expenses	397,504	362,051	314,094	284,960	230,439
Operating (Loss) Income	(93,635)	(83,193)	104,073	126,023	78,346
Other (Income) Expense(4)	638	234	490	(442)	(140)
(Loss) Income Before Income Taxes	(94,273)	(83,427)	103,583	126,465	78,486
Income Tax (Benefit) Expense	(25,710)	(26,994)	40,212	49,070	31,422
Net (Loss) Income	$(68,563)	$(56,433)	$63,371	$77,395	$47,064
Net (loss) income per common share:
Basic	$(2.51)	$(2.08)	$2.32	$2.82	$1.71
Diluted	$(2.51)	$(2.08)	$2.31	$2.77	$1.68
Weighted average common shares outstanding:
Basic	27,284,434	27,082,299	27,264,882	27,484,790	27,448,333
Diluted	27,284,434	27,082,299	27,485,852	27,914,322	28,031,453

(1)	Results for the year ended December 31, 2016 include; (i) antidumping costs and countervailing duties of $5.5 million associated with applicable shipments of engineered hardwood from China, (ii) pre-tax expenses of $6.2 million related to the purchase of testing kits and professional fees in connection with our indoor air quality testing program, (iii) incremental legal and professional fees and settlement expenses, related to our defense of various legal matters of approximately $47.7 million and (iv) other expenses primarily related employee retention initiatives totaling approximately $2.8 million.
(2)	Results for the year ended December 31, 2015 include; (i) the write down of our laminates and associated moldings sourced from China totaling approximately $22.5 million and other inventory adjustments of $6.6 million, (ii) antidumping costs and countervailing duties of $4.9 million associated with applicable shipments of engineered hardwood from China, (iii) pre-tax expenses of $9.4 million related to the purchase of testing kits and professional fees in connection with our indoor air quality testing program, (iv) incremental legal and professional fees and settlement expenses, related to our defense of various legal matters of approximately $34.2 million, and (v) other expenses related to the simplification of our business and employee retention totaling approximately $11.1 million.
(3)	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.
(4)	Includes interest income.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share amounts)
Balance Sheet Data
Cash and cash equivalents	$10,271	$26,703	$20,287	$80,634	$64,167
Merchandise inventories	301,892	244,402	314,371	252,428	206,704
Total assets	488,634	456,202	493,462	429,559	347,387
Customer deposits and store credits	32,639	33,771	34,943	22,377	25,747
Total debt and capital lease obligations, including current maturities	40,351	20,000	—	—	—
Total stockholders’ equity	230,892	277,568	332,054	309,329	234,541
Working capital(1)	173,683	195,044	213,030	245,207	187,118
Other Data
Total stores in operation	383	374	352	318	288
Average sales(2)	$1,640	$1,625	$1,675	$1,705	$1,600

(1)	Working capital is defined as current assets minus current liabilities.
(2)	Average sale, calculated on a total company basis, is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America, offering a complete purchasing solution across an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, vinyl, bamboo, cork and wood-look ceramic tile. At December 31, 2016, we sold our products through 383 Lumber Liquidators stores in 46 states in the United States (“U.S.”) and in Canada, a call center, websites and catalogs.

We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality flooring products. With a balance of selection, quality, availability, service and price, we believe our value proposition is the most complete within a highly-fragmented hard-surface flooring market. The foundation for our value proposition is strengthened by our unique store model, the industry expertise of our people, and our singular focus on hard-surface flooring.

Executive Summary

Net sales for fiscal year ended December 31, 2016 decreased $18.2 million, or 1.9%, to $960.6 million from $978.8 million in the fiscal year ended December 31, 2015. Net sales in non-comparable stores increased $26.8 million, which was more than fully offset by the decrease in net sales in comparable stores of $45.0 million, or 4.6%.

Gross profit increased $25.0 million, or 9.0%, in 2016 to $303.9 million from $278.9 million in 2015. Gross margin increased to 31.6% in 2016 from 28.5% in 2015. The increase in gross margin was primarily attributable to the absence of the write-down of the laminate flooring sourced from China and other inventory adjustments, which was nil and $29.1 million for the years ended December 31, 2016 and 2015, respectively.

Gross margin was also favorably impacted by changes in the mix and level of net sales generated during the periods as our mix of net sales in 2016 was more heavily weighted to products such as vinyl and certain engineered constructions, which had a positive impact on gross margins.

Selling, general and administrative (“SG&A”) expenses increased $35.4 million, or 9.8%, in 2016 to $397.5 million from $362.1 million in 2015. The increase in SG&A expenses during the year is primarily driven by $9.8 million in higher payroll related costs as a result of greater store level staffing, commissions, and corporate function investment, net of retention costs incurred in 2015, $2.6 million in higher advertising, and the balance reflecting changes in other corporate expenses and legal and regulatory expenses. Our results for the years ended December 31, 2016 and 2015, included pretax expenses of $47.7 million and $34.2 million, respectively, primarily related to our efforts to resolve certain outstanding legal and regulatory issues, which are discussed in detail in Part II, Item 1 of this document.

We incurred a net loss of $68.6 million, or $(2.51) per diluted share in 2016, compared to a net loss of $56.4 million, or $(2.08) per diluted share in 2015.

Working capital and liquidity

At December 31, 2016, we had $101.0 million in liquidity, comprised of $10.3 million of cash and availability under our revolving credit facility of $90.7 million. We had $40.0 million outstanding on our revolving credit facility at December 31, 2016. This compares to $93.9 million in liquidity at December 31, 2015, which was comprised of $26.7 million in cash and availability under our revolving credit facility of $67.2 million. We had $20.0 million outstanding on our revolving credit facility at December 31, 2015. We opened nine new stores in 2016, bringing our total store count to 383 stores.

As of December 31, 2016, the Company held approximately $301.9 million in inventory, representing a $57.5 million increase compared to our inventory values for the year ended December 31, 2015. The growth in inventory reflected two primary drivers: an investment in expanded product assortment, and a seasonal build in anticipation of Chinese New Year. The primary focus of our new assortment was emerging categories like vinyl and expanded engineered formats. The seasonal build for Chinese New Year covered a wide range of products and was made to ensure the Company has sufficient stock levels through the holiday itself but also through the key spring selling season.

As a result of the build in inventory levels beginning in late 2016, both our outstanding accounts payable balance and borrowings on our asset-based revolving credit facility (“ABL”) have increased. As of December 31, 2016, our accounts payable were approximately $120.6 million and borrowings against our ABL were $40.0 million. The increase in our accounts payable balance represents both our increase in inventory as well as our efforts to work with our vendor partners on extended payment terms to fund the expansion and accommodate the holiday pre-build. Subsequent to December 31, 2016, we borrowed an additional $25.0 million under our ABL due to a build in inventory and payments against outstanding accounts payable. The outstanding balance of the ABL was $65.0 million, which decreased our availability under the ABL to approximately $65.7 million.

The Company expects inventory to remain at or slightly above its current levels through the first quarter of 2017 and return to more recent historic levels by the third quarter of 2017. The Company also expects that, through the second quarter, the repayment of vendors for inventory purchased will outpace the planned reduction in inventory over the next several months. As a result, the Company will likely be required to further utilize its available liquidity in the near term. The timing of the expected reduction in inventory, however, will be impacted if actual results differ from our expectations regarding net sales trends or the acceptance of our expanded assortment.

2016 Legal Settlements and Resolutions

On November 17, 2016, we received final court approval of the Securities Class Action Stipulation. As a result of the Securities Class Action Stipulation, we, through our insurers and in conjunction with the settlement of the Derivative Class Action Settlement described below, contributed $26.0 million to a settlement fund that will be used to compensate individuals who purchased the Company’s shares between February 22, 2012 and February 27, 2015. Additionally, we issued 1 million shares of our common stock to the settlement fund on November 17, 2016, valued at $16.8 million based on the closing price of the shares at that date. As of December 31, 2016, no remaining amounts are recorded in our consolidated balance sheet related to this matter.

On November 17, 2016, we received final court approval the Consolidated Derivative Stipulation. As a result of the Consolidated Derivative Stipulation, we implemented certain corporate governance changes, received a $26.0 million insurance payment (which we used to fully fund the securities class action settlement summarized above), and paid additional net expenses of $2.5 million related to the derivative class action settlement.

We also settled and/or resolved various other legal matters during the year ended December 31, 2016. See detailed discussion of these other matters and the Securities Class Action and Derivative Litigation Matters in Note 10.

Strategic Direction

We continue to focus on several key initiatives related to our core business that we believe will strengthen our sales, operating margin and provide an improved shopping experience to our customers. These initiatives include:

•	Focusing on store performance: We believe our store model provides a competitive advantage by allowing our associates to assist customers throughout the buying process. During the year, we implemented several key changes focused on our store associates that, we believe, will improve results over time. We changed our compensation structure for store personnel, which positively impacted store turnover and morale. We provided structured training periods within our stores to invest in the knowledge of our associates, and we continued to emphasize protocols to ensure our stores are operating at the highest levels. We are confident that our investment in our people will provide long-term value to the Company.
•	Strengthening our value proposition: We offer a broad assortment of high quality flooring in varying widths, species, and constructions, as well as moldings and accessories, sold by flooring experts that strive to provide the highest level of service in the industry. During the year, we repositioned our assortment and introduced new products to ensure sufficient supplies of key product categories, such as vinyl and engineered flooring products, were available for our customers. We also shortened the delivery time for products not stocked directly in our stores.
•	Responsible, compliant sourcing activities: We remain committed to our compliance programs and believe the Company can confidently source products on a global basis. During the year, we introduced certain industry certifications on newly sourced products, including our proprietary Bellawood® brand.
•	Opportunistically expanding our business to better serve our customers: We serve both DIY customers as well as DIFM customers who prefer to have those products installed for them. We continue to increase the number of stores which offer installation services coordinated by our associates and are focused on improving the DIFM customer experience. We believe offering installation services better enables us to provide a quality, seamless experience to our customers and broadens the market for our products. As of December 31, 2016, we perform installation services in approximately two-thirds of our store network. Additionally, we continued our focus on infrastructure to support our commercial business. In both installation services and our commercial business, we are working to build strong partnerships in the market place to strengthen our offering. We have slowed our openings of new stores temporarily as we focus on strengthening our value proposition, but continue to identify opportunities to expand in select markets where practical.
•	Returning to profitability: We continue to pursue pricing, assortment, and sourcing strategies to drive gross margin while diligently optimizing the cost and effectiveness of corporate capabilities to reduce SG&A expenses as a percentage of sales.

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales			% Increase (Decrease) in Dollar Amounts
	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net Sales	100.0%	100.0%	100.0%	-1.9%	-6.6%
Gross Profit	31.6%	28.5%	39.9%	9.0%	-33.3%
Selling, General, and Administrative Expenses	41.4%	37.0%	30.0%	9.8%	15.3%
Operating Income (Loss)	(9.8)%	(8.5)%	9.9%	12.6%	-179.9%
Other (Income) Expense	0.0%	0.0%	0.0%	171.9%	-52.2%
Income (Loss) Before Income Taxes	(9.8)%	(8.5)%	9.9%	13.1%	-180.5%
Income Tax (Benefit) Expense	(2.7)%	(2.8)%	3.8%	-4.7%	-167.1%
Net Income (Loss)	(7.1)%	(5.8)%	6.1%	21.6%	-189.1%
SELECTED SALES DATA
Average Sale(1)	$1,640	$1,625	$1,675	1.1%	-3.1%
Average Retail Price per Unit Sold(2)	(4.0)%	(6.0)%	(1.9)%
Comparable Store Sales Increase (Decrease) (%)	(4.6)%	(11.1)%	(4.3)%
Number of Stores Open, end of period	383	374	352
Number of Stores in Expanded Showroom Format	149	137	103
Number of Stores Opened in Period, net	9	22	34
Number of Stores Remodeled in Period(3)	3	12	17
Comparable stores(4) (% change to prior year):
Customers invoiced(5)	(5.7)%	(8.0)%	(2.5)%
Net sales of stores operating for 13 to 36 months	0.4%	(6.2)%	4.2%
Net sales of stores operating for more than 36 months	(5.2)%	(11.8)%	(5.1)%
Net sales in markets with all stores comparable (no cannibalization)	(2.8)%	(9.5)%	(0.3)%
Net sales in cannibalized markets(6)	5.6%	9.9%	17.2%

(1)	Average sale, calculated on a total company basis, is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).
(2)	Average retail price per unit (square feet for flooring and other units of measures for moldings and accessories) sold is calculated on a total company basis and excludes non-merchandise revenue.
(3)	A remodeled store remains a comparable store as long as it is relocated within the primary trade area.
(4)	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.
(5)	Change in number of customers invoiced is calculated by applying the average sale to total net sales at comparable stores.
(6)	A cannibalized market has at least one comparable store and one non-comparable store.

Results of Operations

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this report.

Fiscal 2016 Compared to Fiscal 2015

Net Sales

Net sales for 2016 decreased $18.2 million, or 1.9%, from 2015 as net sales in comparable stores decreased $45.0 million, or 4.6%, and the net sales in non-comparable stores increased $26.8 million. Comparable store net sales were impacted by a decrease of 5.7% attributable to the number of customers invoiced and an increase of 1.1% in the average sale.

The number of customers invoiced decreased 5.7%, which we believe reflects the negative impact of unfavorable media and assortment limitations during the first half of 2016 as evidenced by an 11% decline in the number of customers invoiced during this same time period. The number of customers invoiced began to recover during the second half of 2016, driving improved sales performance. We believe these more recent improvements are a result of our updated assortment, a better in-store inventory position and our focus on execution in the stores, which drives increased conversion. The increased attachment of installation services and improvements in the average selling price of our products drove a higher average sale. Sales growth in vinyl products more than offset sales reductions in solid flooring products. The Company’s expansion of its installation program further supported comparable store net sales with annual revenues of $53.7 million, a 79.1% increase from fiscal 2015. Excluding installation sales, comparable store net sales decreased 7.3% from 2015.

Gross Profit

Gross profit increased 9.0% to $303.9 million from $278.9 million in 2015. Gross margin increased to 31.6% from 28.5% in 2015. This comparison was favorably impacted by the items highlighted in the table below as well as changes in the mix and level of net sales generated during the periods. Our mix of net sales was more heavily weighted to products such as vinyl and certain engineered constructions, which had a positive impact on gross margins.

Items impacting gross profit with comparisons to the prior year include:

	Year Ended December 31,
	2016	2015
	(dollars in thousands)
Inventory Impairments(1)	$—	$29,051
Antidumping Charges(2)	5,450	4,921
Indoor Air Quality Testing Program(3)	6,187	9,445
Total	$11,637	$43,417

(1)	In 2015, we recorded a write-off related to our suspension of the sale of Chinese laminate products totaling $22.5 million and incurred costs of $6.6 million related to the simplification of our business.
(2)	We incurred antidumping costs and countervailing duties of $5.5 million and $4.9 million associated with applicable shipments of engineered hardwood from China for the year ended December 31, 2016 and 2015, respectively. See Part II, Item 1 on Legal Proceedings for a complete discussion of these matters.
(3)	During the year ended December 31, 2016 and 2015, we incurred costs related to our indoor air quality testing program of $6.2 and $9.4 million, respectively. Prior to June 30, 2016, costs related to our indoor air quality testing program were expensed as incurred. During the second quarter of 2016, we recorded an accrual of $3.0 million, which represented our best estimate of costs to be incurred in the future periods related to this program and is included in the total for 2016.

Selling, General and Administrative Expenses

SG&A expenses increased 9.8% to $397.5 million from $362.1 million in 2015. The change in SG&A was primarily attributable to an approximate $12.2 million increase in people-based costs in our store staffing, professional and installation sales teams, and corporate capabilities, approximately $5.7 million in increases related to professional services, an approximate $5.2 million increase in settlement and legal/regulatory activity highlighted in the table below, an increase of $2.6 million in advertising costs and an increase of approximately $9.7 million in other costs. Excluding retention related costs, payroll related costs as a percentage of sales were 14.5% and 13.0% in 2016 and 2015, respectively.

Items impacting SG&A with comparisons to the prior year include:

	Year Ended December 31,
	2016	2015
	(dollars in thousands)
Securities and Derivatives Class Action(1)	$19,260	$—
Legal and Professional Fees(2)	28,414	21,059
Lacey/DOJ Settlement(3)	—	13,155
All Other(4)	2,800	11,089
Total	$50,474	$45,303

(1)	For the year ended December 31, 2016, this amount represents the net charge to earnings related to the stock-based element of our settlement in the securities class action lawsuit in addition to $2.5 million related to our derivatives class action lawsuit. See Part II, Item 1 on Legal Proceedings for a complete discussion of these matters.
(2)	Represents charges to earnings related to our defense of various significant legal actions during the period. This does not include all legal costs incurred by the Company.
(3)	Represents to settlement accruals related to the completed DOJ-Lacey Act investigation in 2015.
(4)	All other primarily relates to various payroll factors, including our retention initiatives, impairment charges related to our decision to simplify our business and the net impact of the CARB and Prop 65 settlements in 2016.

Operating Loss and Operating Margin

Operating loss for 2016 was $93.6 million compared to an operating loss of $83.2 million in 2015. Operating loss as a percent of net sales was (9.8)% for fiscal 2016 compared to (8.5)% in 2015.

Income Tax (Benefit) Expense

The effective income tax rate for the year ended December 31, 2016 was 27.3% compared to 32.4% for the year ended December 31, 2015. As of December 31, 2016, we recorded a valuation allowance against substantially all of our net deferred tax assets given the insufficient positive evidence to support the realization of our deferred tax assets. We intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve during fiscal 2017 as well as our projected income in future periods. Within the provision for income taxes for the year ended December 31, 2016, the expense related to the valuation allowance discussed above was partially offset by a benefit from foreign operations. The provision for income taxes for the year ended December 31, 2015, was negatively impacted by certain non-deductible penalties impacting 2015 earnings.

At December 31, 2016, refundable income taxes and the deferred tax asset were $31.4 million and $6.1 million, respectively. At December 31, 2015, refundable income taxes and the deferred tax asset were $19.6 million and $21.0 million, respectively. These amounts are reflected within current assets on the consolidated balance sheets. In July 2016, we received a refund of $22.1 million from the IRS related to the carry back of our 2015 net operating losses to prior periods where we generated taxable income.

We file income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The Internal Revenue Service has initiated audits of our income tax returns for the years 2013 through 2015.

Diluted Earnings per Share

Net loss for the year ended December 31, 2016 was $68.6 million, resulting in a loss of $2.51 per diluted share, compared to a net loss of $56.4 million, or $2.08 per diluted share, for the year ended December 31, 2015.

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

We believe the number of customers invoiced decreased as a result of a number of factors, including the impact of the 60 Minutes episode that originally aired on March 1, 2015 (“the Broadcast”) on our reputation, our suspension of sales of all laminate product sourced from China during a large portion of 2015, and disruptions in our supply chain related to certain engineered product being removed from our assortment during the third quarter of 2015. Our average sale decreased as a result of a decrease in the average selling price of our products, which was offset by slight increases in the volume of product sold. During 2015, we reduced the selling price of its products by 6.0% and focused on the sale of less productive inventory in order to drive traffic and reduce inventory levels, and in response to negative allegations impacting our reputation. These price decreases were found across all of the products we sell. Less than favorable net sales at comparable stores were offset by the expansion of our installation program which increased 40.9% to $30.0 million in fiscal year 2015.

Gross Profit

Gross profit decreased 33.3% to $278.9 million from $418.2 million in 2014. Gross margin decreased to 28.5% from 39.9% in 2014 primarily due to a number of factors including, a write-off related to our suspension of the sale of Chinese laminate products totaling $22.5 million, costs and charges incurred as a result of changes in our business in response to the Broadcast, reductions in the average selling price of our products, and other changes to our business. The reduction in the average selling price of our products was a result of planned reductions in retail prices implemented in late 2014 and greater promotional pricing beginning in March 2015 to drive customer traffic and reduce inventory levels.

Items impacting gross profit with comparisons to the prior year include:

	December 31,
	2015	2014
	(dollars in thousands)
Inventory Impairments(1)	$29,051	$1,200
Antidumping Charges(2)	4,921	—
Indoor Air Quality Testing Program(3)	9,445	—
Total	$43,417	$1,200

(1)	In 2015, we recorded a write-off related to our suspension of the sale of Chinese laminate products totaling $22.5 million and incurred costs of $6.6 million related to the simplification of our business. In 2014, additional expense was incurred primarily related to our Bellawood Re-Launch and higher inventory levels.
(2)	We incurred costs of $4.9 million as our best estimate of the probable loss for antidumping costs and countervailing duties associated with applicable shipments of engineered hardwood from China for the year ended December 31, 2015.
(3)	During the year ended December 31, 2015, we incurred costs related to our indoor air quality testing program of $9.4 million for purchases of testing kits and professional fees. These costs were expensed as incurred.

Selling, General, and Administrative Expenses

SG&A increased 15.3% to $362.1 million from $314.1 million in 2014. The change in SG&A was primarily a result of certain costs incurred related to changes in the business.

Items impacting SG&A with comparisons to the prior year include:

	December 31,
	2015	2014
	(dollars in thousands)
Legal and Professional Fees(1)	$21,059	$—
Lacey/DOJ Settlement(2)	13,155	—
All Other(3)	11,089	—
Total	$45,303	$—

(1)	Represents charges to earnings related to our defense of various significant legal actions during the period. This does not include all legal costs incurred by the Company.
(2)	Represents settlement accruals related to the completed DOJ-Lacey Act investigation in 2015.
(3)	All other primarily relates to various payroll factors, including our retention initiatives totaling approximately $5.3 million, and impairment charges of $4.3 million related to discontinuing non-core investments.

Operating Income (Loss)

Operating loss for 2015 was $83.2 million compared to operating income of $104.1 million in 2014. Operating (loss) income as a percent of net sales was (8.5)% for fiscal 2015 compared to 9.9% in 2014.

Income Tax (Benefit) Expense

The effective tax rates for 2015 and 2014 were 32.4% and 38.8%, respectively.

Diluted Earnings per Share

Net loss for the year ended December 31, 2015 was $56.4 million, resulting in a loss of $2.08 per diluted share compared to net income of $63.4 million, or $2.31 per diluted share, for the year ended December 31, 2014.

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. We periodically use excess cash flow to repurchase shares of our common stock under our stock repurchase program, however, we have suspended our share repurchase plan until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. Our principal sources of liquidity at December 31, 2016 were $10.3 million of cash and cash equivalents, $90.7 million of availability under our revolving credit facility, including potential limitations, and under certain circumstances, reductions in working capital. Subsequent to December 31, 2016, we borrowed an additional $25.0 million under our ABL due to a build in inventory and payments against outstanding accounts payable. The outstanding balance of the ABL was $65.0 million, which decreased our availability under the ABL to approximately $65.7 million.

During 2015, we reduced our inventory levels which generated significant operating cash flow. During the fourth quarter of 2016, the Company increased its inventory levels to support its expanded product assortment and build inventory levels in anticipation of Chinese New Year. The Company expects inventory to remain at or slightly above its current levels through the first quarter of 2017 and return to more recent historic levels by the third quarter of 2017. The Company also expects that, through the second quarter, the repayment of vendors for inventory purchased will outpace the planned reduction in inventory over the next several months. As a result, the Company will likely be required to further utilize its available liquidity in the near term. Additionally, there are significant uncertainties associated with unresolved government investigations and legal matters. However, we believe that cash flow from operations, together with existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the next

12 months. We have based our estimates on assumptions that may prove wrong, and we may use our available capital resources sooner than we currently expect. For example, if the outcome of legal matters is unfavorable, we may need to seek additional sources of liquidity.

In 2017, we currently expect capital expenditures to total between $10 million and $20 million, but we will continue to assess and adjust our level of capital expenditures based on changing circumstances. Included in our capital requirements, we see opportunities to open new stores and expect to open 10 to 15 stores in 2017 in addition to remodeling and/or relocating some existing stores.

Cash and Cash Equivalents

In 2016, cash and cash equivalents decreased $16.4 million to $10.3 million. The decrease of cash and cash equivalents was primarily due to $27.6 million of net cash used in operating activities and $8.3 million of net capital expenditures, which were partially offset by $20.0 million borrowed under the revolving credit facility.

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

Merchandise inventories and available inventory per store in operation on December 31 were as follows:

	2016	2015	2014
	(in thousands)
Inventory – Available for Sale	$257,537	$215,903	$265,949
Inventory – Inbound In-Transit	44,355	28,499	48,422
Total Merchandise Inventories	$301,892	$244,402	$314,371
Available Inventory Per Store	$672	$577	$756

Available inventory per store at December 31, 2016 was higher than available inventory per store at December 31, 2015, but below December 31, 2014 levels. Our expanded assortment and our inventory build in anticipation of Chinese New Year drove this growth, which we believe will improve the shopping experience for our customers.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning.

Cash Flows

The following table summarizes our cash flow activities for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net Cash (used in) provided by:
Operating Activities	(27,601)	9,204	57,087
Investing Activities	(8,333)	(22,478)	(71,138)
Financing Activities	18,758	19,705	(46,156)
Effect of Exchange Rates	744	(15)	(140)
Total	(16,432)	6,416	(60,347)

Operating Activities.  Net cash used in operating activities was $27.6 million for 2016 and included a net loss of $68.6 million, which included non-cash amounts for depreciation and amortization of $17.5 million, changes in deferred taxes of $14.2 million, stock-based compensation of $5.6 million, a charge related to the settlement of the Securities Class Action of $16.8 million and lower of cost or market inventory adjustments of $3.7 million. After these adjustments, the cash flow from earnings was a use of cash of $10.8 million. Inclusive in this, is a cash refund of $22.1 million in taxes received in the third quarter related to our carryback of 2015 net operating losses, and a noncash tax benefit recorded that reflects a similar carryback of the 2016 net losses. This use of cash was negatively impacted by the elevated legal and professional fees discussed in the SG&A section above. In 2016, we also generated cash of $2.0 million through increased trade payables, net of increases in inventory, by extending terms with vendors, used cash of $6.2 million related to the settlement of the Lacey Act investigation that was finalized in October 2015 and used $2.5 million in cash related to the settlement of the Derivatives Class Action.

Net cash provided by operating activities was $9.2 million for 2015 and included a net loss of $56.4 million, which included non-cash amounts for depreciation and amortization of $17.4 million, changes in deferred taxes of $(12.1) million, stock-based compensation of $3.9 million, an inventory impairment charge of $26.2 million and other items totaling approximately $5.8 million. After these adjustments, the cash flow from earnings was a use of cash of $15.2 million. This use of cash was negatively impacted by elevated legal and professional fees previously disclosed. In 2015, we generated cash through a reduction in inventory (net of the reduction in accounts payable) of $21.3 million, used cash of $3.2 million related to the settlement of the Lacey Act specifically as it related to engineered hardwood and cash provided by changes in assets and liabilities of $6.2 million.

Net cash provided by operating activities was $57.1 million for 2014 and included net income of $63.4 million, which included non-cash amounts for depreciation and amortization of $14.7 million and stock-based compensation of $5.6 million. After these adjustments, the cash flow from earnings was $83.7 million. This source of cash was offset by a use of cash due to an increase in inventory, net of an increase in trade payables, of $40.7 million. We also generated cash of $14.2 million in customer deposits and other current liabilities.

Investing Activities.  Net cash used in investing activities was $8.3 million for 2016, $22.5 million for 2015 and $71.1 million for 2014. Net cash used in investing activities in each year included capital purchases for store base expansion, and investments in forklifts, our integrated information technology solution, and our finishing lines and our Corporate Headquarters. We completed several capital projects in 2015 which impact the comparability of capital expenditures with 2016 levels, including the completion of our East Coast distribution facility and higher levels of store related capital expenditures. In 2014, capital expenditures also included remodeling of existing stores to our expanded showroom format and $37.6 million, for land, buildings and equipment for the East Coast distribution facility and $1.2 million, for equipment and leasehold improvements for the West Coast distribution facility.

Financing Activities.  Net cash provided by financing activities was $18.8 million and $19.7 million in 2016 and 2015, respectively. Net cash used in financing activities was $46.2 million in 2014. We used cash of $0.4 million, $0.3 million and $53.3 million in 2016, 2015 and 2014, respectively, to repurchase our common stock, primarily under our stock repurchase program initiated in February 2012. Stock option exercises provided $0.6 million, nil and $7.2 million in 2016, 2015 and 2014, respectively. During 2016, 2015 and 2014, we borrowed $20.0 million, $20.0 million and $53.0 million, respectively, under our revolving credit facility to fund capital expenditures and inventory purchases. The 2014 amount was fully repaid by the end of the year.

Revolving Credit Agreement

On August 17, 2016, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”) and Wells Fargo Bank, N.A. (“Wells” and, collectively with the Bank, the “Lenders”) with the Bank as administrative agent and collateral agent and Wells as syndication agent. Under the Credit Agreement, which matures on August 17, 2021, the Lenders agreed to provide us with an asset-based revolving credit facility (the “Revolving Credit Facility”) under which we may obtain loans and letters of credit from the Bank up to a maximum aggregate outstanding principal amount of the lesser of $150 million or a calculated borrowing base. We have the option to increase the Revolving Credit Facility up to a maximum of $200 million subject to the satisfaction of the conditions to such increase specified in the Credit Agreement. We expect to continue to use the Revolving Credit Facility to fund our operations and anticipated capital expenditures.

The Credit Agreement contains customary covenants, including a financial covenant to maintain a fixed charge coverage ratio of at least 1.0 to 1.0, calculated quarterly on a trailing four quarters basis, that becomes effective only when specified availability under the Revolving Credit Facility falls below the greater of $15 million or 10% of the maximum revolver amount. At December 31, 2016, we had $90.7 million available to borrow under this facility, which was net of $4.3 million in outstanding letters of credit, $40.0 million in outstanding borrowings and certain limitations based on the borrowing based and the fixed charge coverage ratio covenant.

Related Party Transactions

See the discussion of related party transactions in Note 5 to the consolidated financial statements included in Item 8 of this report and within Certain Relationships and Related Transactions, and Director Independence in Item 13 of this report.

Contractual Commitments and Contingencies

Our significant contractual obligations and commitments as of December 31, 2016 are summarized in the following table:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years
	(in thousands)
Contractual obligations
Operating lease obligations(1)	$128,919	$32,178	$50,624	$30,403	$15,714
Purchase obligations(2)	198	198	—	—	—
Total debt and capital lease obligations, including current maturities	40,351	351	—	40,000	—
Total contractual obligations	$169,468	$32,727	$50,624	$70,403	$15,714

(1)	Included in this table is the base period or current renewal period for our operating leases. The operating leases generally contain varying renewal provisions.
(2)	Purchase obligations represent capital expenditure commitments.

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

New Accounting Pronouncements

See Summary of Significant Accounting Policies in Note 1 that is included in Item 8 of this Form 10-K for further information about new accounting pronouncements adopted during 2016 and accounting pronouncements issued but not yet effective.

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

Recognition of Net Sales

We recognize net sales for products purchased at the time the customer takes possession of the merchandise. We recognize service revenue, which consists primarily of installation revenue and freight charges for in-home delivery, when the service has been rendered. We report sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities. Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical and current sales trends and experience. We believe that our estimate for sales returns is an accurate reflection of future returns. Any reasonably likely changes that may occur in the assumptions underlying our allowance estimates would not be expected to have a material impact on our financial condition or operating performance. Actual sales returns did not vary materially from estimated amounts for 2016, 2015 or 2014.

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

Accrual for Air Quality Emissions Screening Test Costs

We offer a free indoor air quality testing program for customers who purchased laminate flooring sourced from China during the period from February 22, 2012 to February 27, 2015. Estimating the reserve for costs associated with our indoor air quality program requires management to estimate (1) the number of future requests for indoor air quality testing for the duration of the program, (2) the results of that testing, and (3) the average cost to settle each request. We project our best estimate of the expected number of requests to be received, and the percentage of requests that will ultimately progress through various phases of our testing program utilizing historic information since the voluntary program began in March of 2015. Estimates for both of these elements (number and percentage) are quantified using a range of assumptions derived from our limited indoor air quality test program history and the identification of factors influencing the amount of requests, including the declining trend in received requests due to the passage of time since customer purchase of the material and/or recent media events.

Actual liabilities could be higher or lower than those estimated due to uncertainty in projecting the number of future requests for tests, future average costs per test and other factors, which could materially affect our financial condition, results of operations or cash flows. Our estimate is based, in part, on a projection that the annual number of requests received will continue to decline over time and that the average cost per request will remain relatively stable. If the level of requests received or average cost per request differs materially from expectations, it could result in additional increases to the reserve and reduced earnings and cash flows in future periods. At December 31, 2016, our best estimate of the future indoor air quality testing program reserve is approximately $1.5 million.

Merchandise Inventories

We value our merchandise inventories at the lower of merchandise cost or market value. We determine merchandise cost using the average cost method. All of the hardwood flooring we purchase from suppliers is either prefinished or unfinished, and in immediate saleable form. To the extent that we finish and box unfinished products, we include those costs in the average unit cost of related merchandise inventory. In determining market value, we make judgments and estimates as to the market value of our products, based on factors such as historical results and current sales trends. Any reasonably likely changes that may occur in those assumptions in the future may require us to record charges for losses or obsolescence against these assets, but would not be expected to have a material impact on our financial condition or operating performance. Actual losses and obsolescence charges did not vary materially from estimated amounts for 2016, 2015 or 2014.

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

The fair value of stock options was estimated at the date of grant using the Black-Scholes-Merton valuation model. In order to determine the related stock-based compensation expense, we used the following assumptions for stock options granted during 2016:

•	Expected life of 5.5 years;
•	Expected stock price volatility of 55%;
•	Risk-free interest rate of 1.3%; and
•	Dividends are not expected to be paid in any year.

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

Until a final resolution related to loss contingencies for legal and other contingencies is reached, there may be an exposure to loss in excess of the amount we have recorded, and such amounts could be material, either individually or in the aggregate, to our business, consolidated financial position, results of operations, or cash flows. Therefore, if one or more of these matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

Valuation of Deferred Tax Assets

We account for income taxes and the related accounts in accordance with FASB ASC Topic 740, “Income Taxes.” Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in estimates in the valuation allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. At December 31, 2016, we had a valuation allowance of $17.6 million primarily attributable to the uncertainty related to the realizability of our deferred tax assets. We considered all available evidence, both positive and negative, in determining the need for a valuation allowance. Based upon this analysis, including a consideration of our cumulative loss history in the three-year period ended December 31, 2016, we determined that it is not more likely than not that our deferred tax assets will be realized.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets, if any. Management considers estimates of the amount and character of future taxable income in assessing the likelihood of realization of deferred tax assets. Our actual effective tax rate and income tax expense could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, tax planning and the Company’s forecasted financial condition and results of operations in future periods. Although management believes current estimates are reasonable, actual results could differ from these estimates

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our revolving credit agreement are exposed to interest rate risk due to the variable rate of the facility. As of December 31, 2016, we had $40.0 million outstanding under our revolving credit agreement.

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

We currently do not engage in any exchange rate hedging activity as the vast majority of our foreign purchases are denominated in U.S. dollars. However, in the future, in an effort to mitigate losses associated with these risks, we may at times engage in transactions involving various derivative instruments to hedge revenues, inventory purchases, assets and liabilities denominated in foreign currencies.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lumber Liquidators Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Lumber Liquidators Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included Financial Statement Schedule II — Analysis of Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2016. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lumber Liquidators Holdings, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lumber Liquidators Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
February 21, 2017

Report Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lumber Liquidators Holdings, Inc.

We have audited Lumber Liquidators Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Lumber Liquidators Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lumber Liquidators Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lumber Liquidators Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Lumber Liquidators Holdings, Inc. and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
February 21, 2017

Lumber Liquidators Holdings, Inc.

Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and Cash Equivalents	$10,271	$26,703
Merchandise Inventories	301,892	244,402
Prepaid Expenses	5,367	5,931
Refundable Income Taxes	31,429	19,596
Deferred Tax Asset	6,090	21,045
Other Current Assets	5,346	5,111
Total Current Assets	360,395	322,788
Property and Equipment, net	115,004	121,997
Goodwill	9,693	9,693
Other Assets	3,542	1,724
Total Assets	$488,634	$456,202
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$120,647	$55,247
Customer Deposits and Store Credits	32,639	33,771
Accrued Compensation	9,193	6,057
Sales and Income Tax Liabilities	4,249	3,914
Other Current Liabilities	19,984	28,755
Total Current Liabilities	186,712	127,744
Other Long-Term Liabilities	21,142	20,252
Deferred Tax Liability	9,888	10,638
Revolving Credit Facility	40,000	20,000
Total Liabilities	257,742	178,634
Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 shares authorized; 31,102,436 and 29,913,274 shares issued and 28,248,606 and 27,088,460 shares outstanding at December 31, 2016 and 2015, respectively)	31	30
Treasury Stock, at cost (2,853,830 and 2,824,814 shares, respectively)	(139,420)	(138,987)
Additional Capital	202,700	180,590
Retained Earnings	169,037	237,600
Accumulated Other Comprehensive Loss	(1,456)	(1,665)
Total Stockholders’ Equity	230,892	277,568
Total Liabilities and Stockholders’ Equity	$488,634	$456,202

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Operations
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net Sales	$960,588	$978,776	$1,047,419
Cost of Sales	656,719	699,918	629,252
Gross Profit	303,869	278,858	418,167
Selling, General and Administrative Expenses	397,504	362,051	314,094
Operating (Loss) Income	(93,635)	(83,193)	104,073
Other Expense	638	234	490
(Loss) Income Before Income Taxes	(94,273)	(83,427)	103,583
Income Tax (Benefit) Expense	(25,710)	(26,994)	40,212
Net (Loss) Income	$(68,563)	$(56,433)	$63,371
Net (Loss) Income per Common Share – Basic	$(2.51)	$(2.08)	$2.32
Net (Loss) Income per Common Share – Diluted	$(2.51)	$(2.08)	$2.31
Weighted Average Common Shares Outstanding:
Basic	27,284,434	27,082,299	27,264,882
Diluted	27,284,434	27,082,299	27,485,852

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net (Loss) Income	$(68,563)	$(56,433)	$63,371
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	209	(869)	(234)
Total Other Comprehensive (Loss) Income	209	(869)	(234)
Comprehensive (Loss) Income	$(68,354)	$(57,302)	$63,137

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value	Shares	Value
December 31, 2013	27,557,570	$30	2,133,307	$(85,382)	$164,581	$230,662	$(562)	$309,329
Stock-Based Compensation Expense	—	—	—	—	5,744	—	—	5,744
Exercise of Stock Options	149,707	—	—	—	3,150	—	—	3,150
Excess Tax Benefits on Stock Option Exercises	—	—	—	—	4,004	—	—	4,004
Release of Restricted Shares	45,503	—	—	—	—	—	—	—
Common Stock Repurchased	(683,473)	—	683,473	(53,310)	—	—	—	(53,310)
Translation Adjustment	—	—	—	—	—	—	(234)	(234)
Net Income	—	—	—	—	—	63,371	—	63,371
December 31, 2014	27,069,307	$30	2,816,780	$(138,692)	$177,479	$294,033	$(796)	$332,054
Stock-Based Compensation Expense	—	—	—	—	4,080	—	—	4,080
Exercise of Stock Options	—	—	—	—	—	—	—	—
Tax Effect of Stock-Based Compensation	—	—	—	—	(969)	—	—	(969)
Release of Restricted Shares	19,153	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	8,034	(295)	—	—	—	(295)
Translation Adjustment	—	—	—	—	—	—	(869)	(869)
Net Loss	—	—	—	—	—	(56,433)	—	(56,433)
December 31, 2015	27,088,460	$30	2,824,814	$(138,987)	$180,590	$237,600	$(1,665)	$277,568
Stock-Based Compensation Expense	—	—	—	—	5,487	—	—	5,487
Exercise of Stock Options	58,774	—	—	—	539	—	—	539
Tax Effect of Stock-Based Compensation	—	—	—	—	(675)	—	—	(675)
Stock Issued upon Legal Settlement	1,000,000	1			16,759			16,760
Release of Restricted Shares	101,372	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	29,016	(433)		—	—	(433)
Translation Adjustment	—	—	—	—	—	—	209	209
Net Loss	—	—	—	—	—	(68,563)	—	(68,563)
December 31, 2016	28,248,606	$31	2,853,830	$(139,420)	$202,700	$169,037	$(1,456)	$230,892

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net (Loss) Income	$(68,563)	$(56,433)	$63,371
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	17,505	17,392	14,714
Deferred Income Taxes	14,205	(12,064)	(152)
Stock-Based Compensation Expense	5,568	3,941	5,593
Stock-Based Portion of Provision for Securities Class Action	16,760	—	—
Inventory Lower of Cost or Market Adjustments	3,723	26,162	—
Impairment Charges related to Property and Equipment	—	4,392	—
Deconsolidation of Variable Interest Entity	—	1,457	—
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(62,054)	42,773	(62,140)
Accounts Payable	64,025	(21,450)	21,478
Customer Deposits and Store Credits	(988)	(1,075)	12,623
Prepaid Expenses and Other Current Assets	(11,465)	(18,385)	(1,836)
Other Assets and Liabilities	(6,317)	22,494	3,436
Net Cash (Used in) Provided by Operating Activities	(27,601)	9,204	57,087
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(8,908)	(22,478)	(71,138)
Other Investing Activities	575	—	—
Net Cash Used in Investing Activities	(8,333)	(22,478)	(71,138)
Cash Flows from Financing Activities:
Payments for Stock Repurchases	(433)	(295)	(53,310)
Proceeds from the Exercise of Stock Options	539	—	3,150
Excess Tax Benefit from Stock-Based Compensation	54	—	4,004
Payments for Debt Issuance Costs	(933)	—	—
Payments on Capital Lease Obligations	(469)	—	—
Borrowings on Revolving Credit Facility	37,000	39,000	53,000
Payments on Revolving Credit Facility	(17,000)	(19,000)	(53,000)
Net Cash Provided by (Used in) Financing Activities	18,758	19,705	(46,156)
Effect of Exchange Rates on Cash and Cash Equivalents	744	(15)	(140)
Net (Decrease) Increase in Cash and Cash Equivalents	(16,432)	6,416	(60,347)
Cash and Cash Equivalents, Beginning of Year	26,703	20,287	80,634
Cash and Cash Equivalents, End of Year	$10,271	$26,703	$20,287
Supplemental disclosure of non-cash investing and financing activities:
Borrowing on capital lease obligation to acquire equipment	$351	$—	$—

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Business

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate and resilient vinyl flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay, adhesives and flooring tools. The Company also provides in-home delivery and installation services to certain of its customers. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 383 store locations in primary or secondary metropolitan areas. The Company’s store spanned 46 states in the United States (“U.S.”) and included eight stores in Canada at December 31, 2016. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing lines in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.”

Organization and Basis of Financial Statement Presentation

The consolidated financial statements of Lumber Liquidators Holdings, Inc., a Delaware corporation, include the accounts of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

In 2014, the Company entered into an arrangement to begin to vertically integrate its domestic hardwood supply to feed its finishing lines. During 2015, the Company decided to discontinue certain of these vertical integration initiatives, which were previously consolidated as a variable interest entity, and terminated its prior arrangement. As a result, the Company recorded a charge of $1,457 in cost of sales in its consolidated statements of operations upon deconsolidation of the variable interest entity. The charge was measured as the difference between the fair value of the assets received upon termination and the carrying value of the related net assets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company had cash and cash equivalents of $10,271 and $26,703 at December 31, 2016 and 2015, respectively. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents, of which there was nil at December 31, 2016 and 2015, respectively. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash equivalents totaled $9,609 and $8,551 at December 31, 2016 and 2015, respectively.

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

As part of the credit program, the Company’s customers may tender their Lumber Liquidators credit card to receive installation services. As of December 31, 2016, we utilized a network of associates to perform certain customer-facing, consultative services and coordinate the installation of our flooring products by third-party independent contractors in 258 of our stores. In our remaining stores, installation services are provided through a national arrangement with the Company’s third party independent contractors, who are responsible for all credits and program fees for the related transactions. The Company has agreed to indemnify the financial institution against any losses related to these credits or fees. There are no maximum potential future payments under the guarantee. The Company is able to seek recovery from the independent contractor of any amounts paid on its behalf. The Company believes that the risk of significant loss from the guarantee of these obligations is remote.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and other liabilities approximates fair value because of the short-term nature of these items. The carrying amount of obligations under our revolving credit facility approximates fair value due to the variable rate of interest. The fair value of the revolving credit facility is classified as Level 1 as defined in the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820 fair value hierarchy.

During 2015, certain non-financial assets, including property and equipment, have been written down and measured in the consolidated financial statements at fair value. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820.

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or market value. Merchandise cost is determined using the average cost method. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form. The Company adds the finish to, and boxes, various species of unfinished product, to produce certain proprietary products, primarily Bellawood, at its finishing facility. These finishing and boxing costs are included in the average unit cost of related merchandise inventory. The Company maintains an inventory reserve for loss or obsolescence based on historical results and current sales trends. This reserve was $7,070 and $26,882 at December 31, 2016 and 2015, respectively.

During the year ended December 31, 2015, the Company recorded inventory impairment charges related to its laminate flooring sourced from China, in connection with changes in the executive management team and based on the evaluation of the alternatives for disposal, and it was determined that it would not sell the inventory of laminate flooring sourced from China in its stores. As a result of that decision, the Company recorded a charge to reduce the remaining carrying value of this laminate flooring and related moldings to its net realizable value of zero. The Company recorded total charges related to laminate flooring sourced from China of $22,499 in cost of sales for the year ended December 31, 2015 in the accompanying consolidated statements of operations. This inventory is being held in a warehouse and costs related to any future disposal will be recognized as incurred.

During the year ended December 31, 2015, the Company determined that it would refocus on its core business and it would not pursue an expansion into the tile flooring business in the near term. As a result, the Company recorded a lower of cost or market adjustment of $3,663 for certain tile flooring and related accessories, which is recorded in cost of sales for the year ended December 31, 2015 in the accompanying consolidated statements of operations.

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

No impairment charges were recognized in 2016 or 2014.

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

Self-Insurance

The Company is self-insured for certain employee health benefit claims and for certain workers’ compensation claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical and industry trends and economic conditions. This liability could be affected if future occurrences and claims differ from these assumptions and historical trends. As of December 31, 2016 and 2015, an accrual of $2,130 and $1,976 related to estimated claims was included in other current liabilities, respectively.

Recognition of Net Sales

The Company recognizes net sales for products purchased at the time the customer takes possession of the merchandise. Service revenue, primarily installation revenue and freight charges for in-home delivery, is

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies  – (continued)

included in net sales and recognized when the service has been rendered. The Company reports sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, and net of an allowance for anticipated sales returns based on historical and current sales trends and experience. The sales returns allowance and related changes were not significant for 2016, 2015 or 2014.

In total, we offer more than 400 different flooring product stock-keeping units; however, no single flooring product represented more than 2% of our sales mix. By major product category, our sales mix was as follows:

	2016		2015		2014
Solid and Engineered Hardwood	$318,397	33%	$378,501	39%	$406,887	39%
Bamboo, Cork, Vinyl Plank and Other	255,071	26%	221,776	22%	212,735	20%
Moldings and Accessories	172,517	18%	184,144	19%	195,539	19%
Laminate	149,745	16%	153,722	16%	199,775	19%
Non-Merchandise Services	64,858	7%	40,633	4%	32,483	3%
Total	$960,588	100%	$978,776	100%	$1,047,419	100%

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

The Company offers a range of limited warranties from the durability of the finish on its prefinished products to its services provided. These limited warranties range from one to 100 years. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. Warranty costs are recorded in cost of sales. This reserve was $1,780 and $1,688 at December 31, 2016 and 2015, respectively. The Company is able to seek recovery from its vendors and third party independent contractors of installation services for certain amounts paid.

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

Accrual for Air Quality Emissions Screening Test Costs

The Company offers a free indoor air quality testing program for customers who purchased laminate flooring sourced from China during the period from February 22, 2012 to February 27, 2015. The Company establishes a reserve to provide for the estimated future expenses required to support the program. Reserve estimates are based on management’s judgment, considering such factors as cost per air quality testing request,

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies  – (continued)

recent historical experience, and the anticipated number of future requests for the duration of the program. Management reviews and adjusts these estimates, if necessary, on a quarterly basis based on any differences in actual and expected program cost experience.

Advertising Costs

Advertising costs charged to selling, general and administrative (“SG&A”) expenses, net of vendor allowances, were $80,079, $77,455 and $82,604 in 2016, 2015 and 2014, respectively. The Company uses various types of media to brand its name and advertise its products. Media production costs are generally expensed as incurred, except for direct mail, which is expensed when the finished piece enters the postal system. Media placement costs are generally expensed in the month the advertising occurs, except for contracted endorsements and sports agreements, which are generally expensed ratably over the contract period. Amounts paid in advance are included in prepaid expenses and totaled $747 and $1,495 at December 31, 2016 and 2015, respectively.

Store Opening Costs

Costs to open new store locations are charged to SG&A expenses as incurred, net of any vendor support.

Other Vendor Consideration

Consideration from non-merchandise vendors, including royalties and rebates, are generally recorded as an offset to SG&A expenses when earned.

Depreciation and Amortization

Property and equipment is carried at cost and depreciated on the straight-line method over the estimated useful lives. The estimated useful lives for leasehold improvements are the shorter of the estimated useful lives or the remainder of the lease terms. For leases with optional renewal periods for which renewal is not reasonably assured, the Company uses the original lease term, excluding optional renewal periods, to determine the appropriate estimated useful lives. Capitalized software costs are capitalized from the time that technological feasibility is established until the software is ready for use. The estimated useful lives are generally as follows:

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about a Company’s ability to continue as a going concern for a period of one year following the date its financial statements are issued. ASU 2014-15 provides guidance on the form of management’s evaluation as well as requires

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies  – (continued)

additional disclosures under certain conditions. The Company adopted ASU 2014-15 during the fourth quarter of fiscal 2016, which did not have an impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), which amends ASC Topic 740, Balance Sheet Classification of Deferred Taxes. In summary, the core principle of Topic 740 is that an entity classifies both current and noncurrent deferred income tax assets and liabilities in the noncurrent section of the statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The amendments in ASU 2015-17 are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company will adopt this new guidance during the first quarter of 2017. The Company has assessed the impact of implementing the new guidance on its consolidated financial statements. The adoption of this guidance will have no impact on its results of operations or cash flows, but will have a material impact in the presentation of its financial position through the reclassification of current deferred tax assets to a noncurrent long term deferred liability. At December 31, 2016, the Company reported a current deferred tax asset in the amount of $6,090 and a long-term deferred tax liability of $9,888. Had the Company elected to early adopt the standard, the December 31, 2016, balance sheet would have reflected a noncurrent deferred tax liability of $3,798 and a current deferred tax asset of zero.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, which amends ASC Topic 718, Compensation — Stock Compensation, which simplifies the accounting for employee share-based payments. The Company plans to adopt the new standard, which changes how entities account for certain aspects of share-based payments, in the first quarter of 2017. The new standard requires the immediate recognition of all excess tax benefits and deficiencies in the income statement (rather than equity) on a prospective basis. The standard also requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows. The Company has elected to apply this amendment of the standard on a retrospective basis starting in the first quarter of 2017. In 2016, the Company presented cash flows from excess tax benefits of approximately $54 within financing activities. The standard also clarifies that all cash payments made to taxing authorities on the employees’ behalf for shares withheld should be presented as financing activities on the statements of cash flows, which is consistent with the Company’s current practice. Finally, the standard provides for a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The Company will continue to include the impact of estimated forfeitures when determining share-based compensation expense.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition — Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company will adopt this ASU on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. We established a cross-functional team in 2016 to review our current accounting policies and practices, assess the effect of the standard on our revenue contracts and identify potential differences. In addition, we are in the process of

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies  – (continued)

evaluating changes to our business processes and controls to support recognition and disclosure under the new standard. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impacts will relate to our assessment of (i) determining when our merchandise and installation sales order arrangements meet the definition of a contract when both arrangements are offered to our customers, (ii) determining the transaction price relative to sales returns and promotional sales activities, as well as the cost to us of financing arrangements we offer to our customers and sales commission costs we pay to our employees; and (iii) the potential impact on gross versus net presentation and classification relative to the performance of our installation sales. However, we cannot currently estimate the impact of this change upon adoption of this standard. We are also continuing to review the impact of this standard on potential disclosure changes in our financial statements as well as which transition approach will be applied.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), which creates ASC Topic 842, Leases, and supersedes the lease accounting requirements in Topic 840, Leases. In summary, Topic 842 requires organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in ASU 2016-02 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Therefore, the amendments in ASU 2016-02 will become effective for the Company at the beginning of its 2019 fiscal year. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements. When implemented, the standard is expected to have a material impact as operating leases will be recognized on the Company’s consolidated balance sheet.

Note 2. Property and Equipment

Property and equipment consisted of:

	December 31,
	2016	2015
Land	$5,951	$4,937
Building	44,283	44,234
Property and Equipment	61,358	59,015
Computer Software and Hardware	47,637	44,026
Leasehold Improvement	38,361	35,495
Assets under Construction	1,102	1,623
	198,692	189,330
Less: Accumulated Depreciation and Amortization	83,688	67,333
Property and Equipment, net	$115,004	$121,997

As of December 31, 2016 and 2015, the Company had capitalized $35,650 and $34,024 of computer software costs, respectively. Amortization expense related to these assets was $3,604, $3,501 and $3,212 for 2016, 2015 and 2014, respectively.

Note 3. Other Liabilities

Other current liabilities consisted of:

	December 31,
	2016	2015
Accrued Legal and Settlement Expense	$4,266	$14,011
Other	15,718	14,744
Other Current Liabilities, net	$19,984	$28,755

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 3. Other Liabilities  – (continued)

Other long-term liabilities consisted of:

	December 31,
	2016	2015
Deferred Rent	$5,858	$6,713
Lease Incentive Obligation	3,038	3,522
Antidumping Charges and Other	12,246	10,017
Other Long Term Liabilities, net	$21,142	$20,252

Note 4. Revolving Credit Agreement

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

At December 31, 2016, the Company had $90,687 available to borrow under the Revolver, which was net of $4,313 in outstanding letters of credit, $40,000 in outstanding borrowings and certain limitations based on the borrowing base and the fixed charge coverage ratio covenant.

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

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 4. Revolving Credit Agreement  – (continued)

As described in Note 12, subsequent to December 31, 2016, we borrowed an additional $25,000 under our ABL due to a build in inventory and payments against outstanding accounts payable. The outstanding balance of the ABL was $65,000, which decreased our availability under the ABL to approximately $65,700.

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

As of December 31, 2016, 2015 and 2014, the Company leased the Corporate Headquarters, which includes a store location and 29, 30 and 30 of its locations, representing 7.8%, 8.3% and 8.8% of the total number of store leases in operation, respectively, from the Company’s founder. During 2016 and 2015, the Company also leased a warehouse from the Company’s founder. Effective December 31, 2016, upon the departure of the Company’s founder from the board of directors, these entities no longer meet the criteria of a related party.

Rental expense is as follows:

	Year Ended December 31,
	2016	2015	2014
Rental expense	$30,348	$28,825	$27,995
Rental expense to related parties	3,440	3,070	2,837

At December 31, 2016, the future minimum rental payments under non-cancellable operating leases were as follows:

	Operating Leases
	Headquarters Lease	Store Leases	Distribution Centers & Other Leases	Total Operating Leases
2017	$1,309	$28,366	$2,503	$32,178
2018	1,348	23,822	2,392	27,562
2019	1,389	19,368	2,305	23,062
2020	—	15,864	2,360	18,224
2021	—	10,098	2,081	12,179
Thereafter	—	9,342	6,372	15,714
Total minimum lease payments	$4,046	$106,860	$18,013	$128,919

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 6. Stockholders’ Equity

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31,
	2016	2015	2014
Net (Loss) Income	$(68,563)	$(56,433)	$63,371
Weighted Average Common Shares Outstanding – Basic	27,284,434	27,082,299	27,264,882
Effect of Dilutive Securities:
Common Stock Equivalents	—	—	220,970
Weighted Average Common Shares Outstanding – Diluted	27,284,434	27,082,299	27,485,852
Net (Loss) Income per Common Share – Basic	$(2.51)	$(2.08)	$2.32
Net (Loss) Income per Common Share – Diluted	$(2.51)	$(2.08)	$2.31

The following have been excluded from the computation of Weighted Average Common Shares Outstanding — Diluted because the effect would be antidilutive:

	As of December 31,
	2016	2015	2014
Stock Options	885,725	650,759	184,252
Restricted Shares	516,072	225,027	16,999

Stock Issuance

On November 17, 2016, the Company issued 1 million shares of its common stock to a court approved settlement fund in connection with a final court approval of a definitive settlement agreement as discussed in Note 10. These shares were valued at $16,760 based on the closing price of the Company shares of $16.76 on the settlement date. These shares have been included in the Company’s calculation of weighted average common shares outstanding from the date of issuance. See “Securities Litigation Matter” in Note 10.

Stock Repurchase Program

In 2012, the Company’s Board of Directors (“Board”) authorized the repurchase of up to $100,000 of the Company’s common stock from time to time on the open market or in privately negotiated transactions. In January 2014, the Company’s Board authorized the repurchase of up to an additional $50,000 of the Company’s common stock, bringing the total authorization to $150,000 and at December 31, 2015, the Company had $14,728 remaining under this authorization. The Company did not purchase any shares under this program during the years ended December 31, 2016 or December 31, 2015. During the year ended December 31, 2014, the Company repurchased 671,200 shares of its common stock on the open market at an average price of $77.68 per share for an aggregate cost of $52,138. The Company has not purchased any stock through privately negotiated transactions.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 7. Stock-Based Compensation

Stock-based compensation expense included in SG&A expenses consisted of:

	Year Ended December 31,
	2016	2015 (1)	2014
Stock Options, Restricted Shares and Stock Appreciation Rights	$5,568	$3,941	$5,593

(1)	Includes the impact of actual forfeitures in the period due to the resignation of certain senior executives.

Overview

On May 23, 2016, the Company’s stockholders approved the Amended and Restated Lumber Liquidators Holdings, Inc. 2011 Equity Compensation Plan (the “Amended 2011 Plan”), which succeeded the Lumber Liquidators Holdings, Inc. 2011 Equity Compensation Plan, which was initially approved by the Company’s stockholders on May 6, 2011, and succeeded the Lumber Liquidators Holdings, Inc. 2007 Equity Compensation Plan. The Amended 2011 Plan is an equity incentive plan for employees, non-employee directors and other service providers from which the Company may grant stock options, restricted shares, stock appreciation rights (“SARs”) and other equity awards. The total number of shares of common stock authorized for issuance under the Amended 2011 Plan is 6.1 million. As of December 31, 2016, 1.1 million shares of common stock were available for future grants. Stock options granted under the Amended 2011 Plan expire no later than ten years from the date of grant and the exercise price shall not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted shares on a grant by grant basis at the discretion of the Board. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted shares.

The Company also maintains the Lumber Liquidators Holdings, Inc. Outside Directors Deferral Plan under which each of the Company’s non-employee directors has the opportunity to elect annually to defer certain fees until departure from the Board. A non-employee director may elect to defer up to 100% of his or her fees and have such fees invested in deferred stock units. Deferred stock units must be settled in common stock upon the director’s departure from the Board. There were 131,506 and 95,553 deferred stock units outstanding at December 31, 2016 and 2015, respectively.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 7. Stock-Based Compensation  – (continued)

Stock Options

The following table summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2013	749,490	$33.04	7.3	$52,358
Granted	79,126	100.05
Exercised	(149,707)	21.04
Forfeited	(26,101)	60.71
Balance, December 31, 2014	652,808	$42.81	6.9	$18,113
Granted	410,164	25.34
Exercised	—	0.00
Forfeited	(370,196)	44.71
Balance, December 31, 2015	692,776	$31.45	7.7	$1,283
Granted	443,147	13.51
Exercised	(60,781)	9.37
Forfeited	(239,528)	27.16
Balance, December 31, 2016	835,614	$24.86	7.5	$1,167
Exercisable at December 31, 2016	257,220	$33.93		$99
Vested and expected to vest December 31, 2016	835,614	$24.86		$1,167

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on December 31. The intrinsic value of the stock options exercised during 2016, 2015 and 2014 was $343, nil and $10,278, respectively.

As of December 31, 2016, total unrecognized compensation cost related to unvested options was approximately $3,612, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 4.0 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of options granted during 2016, 2015 and 2014 was $6.75, $11.87 and $43.21, respectively.

The following are the ranges of assumptions for the periods noted:

	Year Ended December 31,
	2016	2015	2014
Expected dividend rate	0%	0%	0%
Expected stock price volatility	55%	50%	45%
Risk-free interest rate	1.3%	1.7%	1.8%
Expected term of options	5.5 years	5.5 years	5.5 years

The expected stock price volatility is based on the historical volatility of the Company’s stock price. The volatilities are estimated for a period of time equal to the expected term of the related option. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is determined by considering the contractual terms, vesting schedule and expectations of future employee behavior.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 7. Stock-Based Compensation  – (continued)

Restricted Shares

The following table summarizes activity related to restricted shares:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2013	178,335	$22.82
Granted	38,260	89.46
Released	(45,503)	95.02
Forfeited	(14,003)	54.90
Nonvested, December 31, 2014	157,089	$15.00
Granted	386,517	18.30
Released	(27,187)	41.57
Forfeited	(54,748)	45.93
Nonvested, December 31, 2015	461,671	$12.95
Granted	343,517	12.41
Released	(130,523)	14.65
Forfeited	(88,478)	18.29
Nonvested, December 31, 2016	586,187	$11.97

The fair value of restricted shares released during 2016, 2015 and 2014 was $1,617, $941 and $4,371, respectively. As of December 31, 2016, total unrecognized compensation cost related to unvested restricted shares was approximately $4,697, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.4 years.

Stock Appreciation Rights

The following table summarizes activity related to SARs:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2013	16,156	$33.04	7.3	$938
Granted	1,941	100.05
Forfeited	(1,870)	60.71
Balance, December 31, 2014	16,227	$42.81	6.9	$389
Granted	—	0.00
Forfeited	(170)	93.68
Balance, December 31, 2015	16,057	$47.58	6.8	$—
Granted	13,071	15.31
Forfeited	(460)	62.87
Balance, December 31, 2016	28,668	$32.63	7.5	$6
Exercisable at December 31, 2016	13,727	$42.28	5.7	$—

The fair value method, estimated by management using the Black-Scholes-Merton option pricing model, is used to recognize compensation cost associated with SARs.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 8. Income Taxes

The components of (loss) income before income taxes were as follows:

	Year Ended December 31,
	2016	2015	2014
United States	$(92,874)	$(80,136)	$105,447
Foreign	(1,399)	(3,291)	(1,864)
Total (Loss) Income before Income Taxes	$(94,273)	$(83,427)	$103,583

The (benefit) provision for income taxes consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Current
Federal	$(36,801)	$(14,088)	$34,615
State	(3,269)	(975)	5,614
Foreign	155	133	135
Total Current	(39,915)	(14,930)	40,364
Deferred
Federal	11,184	(9,276)	(22)
State	3,021	(2,788)	(130)
Foreign	—	—	—
Total Deferred	14,205	(12,064)	(152)
Income Tax (Benefit) Expense	$(25,710)	$(26,994)	$40,212

The reconciliation of significant differences between income tax expense applying the federal statutory rate and the actual income tax expense at the effective rate are as follows:

	Year Ended December 31,
	2016		2015		2014
Income Tax (Benefit) Expense at Federal Statutory Rate	$(32,995)	35.0%	$(29,200)	35.0%	$36,254	35.0%
(Decreases) Increases:
State Income Taxes, Net of Federal Income Tax Benefit	(2,275)	2.4%	(2,401)	2.9%	3,711	3.6%
Valuation Allowance	15,207	(16.1)%	210	(0.2)%	458	0.4%
Foreign Operations	(2,465)	2.6%	1,075	(1.3)%	329	0.3%
Non-deductible penalty	875	(0.9)%	3,887	(4.7)%	—	—%
Capital Loss	(4,020)	4.3%	—	—%	—	—%
Other	(37)	—%	(565)	0.7%	(540)	(0.5)%
Income Tax (Benefit) Expense	$(25,710)	27.3%	$(26,994)	32.4%	$40,212	38.8%

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 8. Income Taxes  – (continued)

The tax effects of temporary differences that result in significant portions of the deferred tax accounts are as follows:

	December 31,
	2016	2015
Deferred Tax Liabilities:
Depreciation and Amortization and Other	$(19,157)	$(20,368)
Total Gross Deferred Tax Liabilities	(19,157)	(20,368)
Deferred Tax Assets:
Stock-Based Compensation Expense	3,941	3,794
Reserves and Accruals	10,241	9,825
Employee Benefits	1,144	1,034
Inventory Reserves	3,336	10,699
Inventory Capitalization	5,218	4,457
Foreign Net Operating Losses	2,781	2,433
Loss Carryforwards and Other	6,338	966
Total Gross Deferred Tax Assets	32,999	33,208
Less Valuation Allowance	(17,640)	(2,433)
Total Net Deferred Tax Assets	15,359	30,775
Net Deferred Tax Asset (Liability)	$(3,798)	$10,407

For 2016, the U.S. operations were in a cumulative loss position. As such, the Company has recorded a valuation allowance on its net deferred tax assets. For the year ended December 31, 2016, the valuation allowance increased by $14,859. In future periods, the allowance could be reduced if sufficient evidence exists indicating that it is more likely than not that a portion or all of these deferred tax assets will be realized.

In both 2016 and 2015, the Canadian operations were in a cumulative loss position. As such, the Company has recorded a full valuation allowance on the net deferred tax assets in Canada. For the year ended December 31, 2016, the valuation allowance increased by $348. In future periods, the allowance could be reduced if sufficient evidence exists indicating that it is more likely than not that a portion or all of these deferred tax assets will be realized.

As of December 31, 2016 and 2015, the Company had foreign net operating loss carryforwards of $12,912 and $11,797, respectively, which begin to expire in 2030. These net operating losses may be carried forward up to 20 years to offset future taxable income.

The Company (received)/made income tax (refunds)/payments of $(27,422), $7,855 and $33,281 in 2016, 2015 and 2014, respectively.

The reconciliation of unrecognized tax benefits was as follows:

	Year Ended December 31,
	2016	2015
Balance at beginning of year	$396	$1,232
(Decrease) increase based on tax position related to the current year	123	(180)
Decreases in tax positions for prior years	—	(434)
Settlements	—	(11)
Lapse of statute	(311)	(211)
Balance at end of year	$208	$396

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 8. Income Taxes  – (continued)

As of December 31, 2016, the Company had $208 of gross unrecognized tax benefits, $135 of which, if recognized, would affect the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the uncertain tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a significant effect on its results of operations, financial position or cash flows. As of December 31, 2015, the Company had $396 of gross unrecognized tax benefits, $257 of which, if recognized, would affect the effective tax rate.

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. The Internal Revenue Service has initiated audits of the Company’s income tax returns for the years 2013 through 2015.

Note 9. Profit-sharing Plan

The Company maintains a profit-sharing plan, qualified under Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees are eligible to participate following the completion of three months of service and attainment of age 21. The plan is a safe harbor plan, with company matching contributions of 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Both deferrals and Roth contributions are allowed up to 50% of an employee’s eligible compensation, subject to annual IRS limits. Additionally, employees are now immediately 100% vested in the Company’s matching contributions. The Company’s matching contributions, included in SG&A expenses, totaled $2,286, $2,019 and $1,937 in 2016, 2015 and 2014, respectively.

Note 10. Commitments and Contingencies

2016 Settlements and Resolutions

During 2016, the Company settled or resolved several outstanding legal matters. These include:

•	Lacey Act Related Matters — On October 7, 2015, the Company reached a settlement with the Department of Justice (DOJ) with respect to its allegations of violations of the Lacey Act in its importation of certain wood flooring products and the court entered final judgment on February 3, 2016. In connection with this settlement the Company agreed to pay a total of $10,000 in fines, community service payments and forfeited proceeds, are subject to a five-year probation period and implemented the Lacey Compliance Plan. The Company has paid $8,200 of the settlement amount and expects to pay $1,800 in the first quarter of 2018. In addition, the Company also reached a settlement with the DOJ and paid $3,155 with respect to certain engineered hardwood flooring determined by the Company to have Lacey Act compliance concerns. Final judgment related to this matter was entered on January 8, 2016.
•	California Air Resources Board — In March 2016, the Company entered into a settlement agreement with the California Air Resources Board (“CARB”), which did not constitute an admission of wrongdoing by the Company and provided that CARB release the Company from any and all claims that CARB may have had related to certain of its laminate products imported from China. Under the terms of the settlement agreement, the Company paid a total of $2,500. Additionally, the Company agreed to implement certain voluntary measures, including a risk-based supplier audit program and testing research program.
•	Consumer Product Safety Commission Matter — On June 15, 2016, the Company entered into an agreement with the Office of Compliance and Field Operations of the Consumer Product Safety Commission (“CPSC”) with respect to its laminate products sourced from China. The agreement marked the completion of the CPSC’s evaluation of the safety of those products and did not

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

constitute an admission of wrongdoing by the Company. Under the terms of the agreement, the Company has continued to offer an indoor air quality testing program to its customers at no cost. The Company has continued to provide testing data from this program to the CPSC.
•	Prop 65 Matter — On April 4, 2016, the Company’s motion for judgment was granted and, subsequently, the court entered judgment in its favor. In exchange for the Company’s withdrawal of the memorandum of costs it had filed with the court, the plaintiffs in this matter paid the Company $100 and in exchange for agreeing to waive their right to appeal the court’s judgment in the Company’s favor.
•	Securities Class Action — On November 17, 2016, the Company received final court approval of the Securities Class Action Stipulation. As a result of the Securities Class Action Stipulation, the Company, through its insurers and in conjunction with the settlement of the Derivative Class Action Settlement described below, contributed $26,000 to a settlement fund that will be used to compensate individuals who purchased the Company’s shares of common stock between February 22, 2012 and February 27, 2015. Additionally, the Company issued 1 million shares of its common stock to the settlement fund on November 17, 2016, valued at $16,760 in the aggregate based on the closing price of the shares at that date. As of December 31, 2016, no remaining amounts are recorded in the Company’s consolidated balance sheet related to this matter. See detailed discussion of this matter below.
•	Derivative Litigation Matters — On November 17, 2016, the Company received final court approval the Consolidated Derivative Stipulation. As a result of the Consolidated Derivative Stipulation, the Company implemented certain corporate governance changes, received a $26,000 insurance payment (which the Company used to fully fund the securities class action settlement summarized above), and paid additional net expenses of $2,500 related to the derivative class action settlement. See detailed discussion of this matter below.

Governmental Investigations

In March 2015, the Company received a grand jury subpoena issued in connection with a criminal investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia (the “U.S. Attorney”). In addition, on May 19, 2015, July 13, 2015 and March 11, 2016, the Company received subpoenas from the New York Regional Office of the SEC in connection with an inquiry by the SEC staff. Based on the subpoenas, the Company believes the focus of both the U.S. Attorney investigation and SEC investigation primarily relate to compliance with disclosure, financial reporting and trading requirements under the federal securities laws since 2011. The Company is fully cooperating with the investigations by the U.S. Attorney and SEC staff and continues to produce documents responsive to the subpoenas and pursuant to other requests received from the U.S. Attorney’s Office. Given that the investigation by the U.S. Attorney and SEC staff are still ongoing, the Company cannot estimate the reasonably possible loss or range of loss that may result from this matter.

Litigation Relating to Chinese Laminates

Formaldehyde-Related Cases

Beginning on or about March 3, 2015, numerous purported class action cases were filed in various U.S. federal district courts and state courts involving claims of excessive formaldehyde emissions from the Company’s flooring products (collectively, the “Products Liability Cases”). The plaintiffs in these various actions sought recovery under a variety of theories, which although not identical are generally similar, including negligence, breach of warranty, state consumer protection act violations, state unfair competition act violations, state deceptive trade practices act violations, false advertising, fraudulent concealment, negligent misrepresentation, failure to warn, unjust enrichment and similar claims. The purported classes consisted either

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

or both of all U.S. consumers or state consumers that purchased the subject products in certain time periods. The plaintiffs also sought various forms of declaratory and injunctive relief and various damages, including restitution, actual, compensatory, consequential, and, in certain cases, punitive damages, and interest, costs, and attorneys’ fees incurred by the plaintiffs and other purported class members in connection with the alleged claims, and orders certifying the actions as class actions. Plaintiffs did not quantify damages sought from the Company in these class actions.

On June 12, 2015, the United States Judicial Panel on Multi District Litigation (the “MDL Panel”) issued an order transferring and consolidating ten of the related federal class actions to the United States District Court for the Eastern District of Virginia (the “Virginia Court”). In a series of subsequent conditional transfer orders, the MDL Panel has transferred the other cases to the Virginia Court. The Company continues to seek to have any newly filed cases transferred and consolidated in the Virginia Court and, ultimately, it expects all federal class actions involving formaldehyde allegations, including any newly filed cases, to be transferred and consolidated in the Virginia Court. The consolidated case in the Virginia Court is captioned In re: Lumber Liquidators Chinese-Manufactured Flooring Products Marketing, Sales, Practices and Products Liability Litigation (the “MDL”).

Pursuant to a court order, plaintiffs filed a Representative Class Action Complaint in the Virginia Court on September 11, 2015. The complaint challenged the Company’s labeling of its flooring products and asserted claims under California, New York, Illinois, Florida and Texas law for fraudulent concealment, violation of consumer protection statutes, negligent misrepresentation and declaratory relief, as well as a claim for breach of implied warranty under California law. Thereafter, on September 18, 2015, plaintiffs filed the First Amended Representative Class Action Complaint (“FARC”) in which they added implied warranty claims under New York, Illinois, Florida and Texas law, as well as a federal warranty claim. The Company filed a motion to dismiss and answered the FARC. The Virginia Court granted the motion as to claims for negligent misrepresentation filed on behalf of certain plaintiffs, deferred as to class action allegations, and otherwise denied the motion. The Company also filed a motion to strike nationwide class allegations, on which the Virginia Court has not yet ruled. The Company also filed a motion to strike all personal injury claims made in class action complaints. Plaintiffs subsequently agreed and the Virginia Court has ordered that no Chinese formaldehyde class action pending in this lawsuit will seek damages for personal injury on a class-wide basis. The order does not affect any claims for personal injury brought solely on an individual basis. The Company’s motions for summary judgment on plaintiffs’ First Amended Representative Complaint in the MDL and to exclude expert reports and testimony by plaintiffs’ experts related to deconstructive testing are both currently pending before the Eastern District of Virginia.

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

Abrasion-Related Cases

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

On October 3, 2016, the MDL Panel issued an order transferring and consolidating sixteen of the federal abrasion class actions to the Virginia Court. In subsequent conditional transfer orders, the MDL Panel transferred other cases to the Virginia Court. The Company will seek to have any additional related cases transferred and consolidated in the Virginia Court. The consolidated case in the Virginia Court is captioned In re: Lumber Liquidators Chinese-Manufactured Laminate Flooring Durability Marketing and Sales Practices Litigation (the “Abrasion MDL”).

The Virginia Court issued an initial pretrial order instructing all parties to undertake certain discovery and planning tasks and scheduled certain preliminary conferences.

In addition to the MDL, the Steele matters, and the Abrasion MDL, there are a number of individual claims and lawsuits alleging (i) damages due to excessive formaldehyde emissions and (ii) damages similar to those in the Abrasion MDL. While the Company believes that a loss associated with these additional matters, the MDL, the Steele matters and the Abrasion MDL is reasonably possible, given the uncertainty of litigation, the legal standards that must be met for, among other things, class certification and success on the merits, the Company is unable to estimate the amount of loss, or range of possible loss, at this time that may result from these actions. Further, the Company does not have insurance coverage with respect to the MDL and Steele matters, and may have limited insurance coverage relative to the Abrasion MDL. In the event that a settlement is reached related to these matters, the amount of such settlement may be material to the Company’s results of operations and financial condition and may have a material adverse impact on its liquidity.

Gold Matter

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring (the “Bamboo Product”) that the Company sells is defective. On February 13, 2015, Gold filed an amended complaint that added three additional plaintiffs (collectively with Gold, “Gold Plaintiffs”). The Company moved to dismiss the amended complaint. The court dismissed most of Gold Plaintiffs’ claims but allowed

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

certain omission-based claims to proceed. Gold Plaintiffs filed a Second Amended Complaint on December 16, 2015, and then a Third Amended Complaint on January 20, 2016. In the Third Amended Complaint, Gold Plaintiffs allege that the Company has engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Bamboo Product and by concealing the Bamboo Product’s defective nature. Gold Plaintiffs seek the certification of a class of individuals in the United States who purchased the Bamboo Product, as well as seven state subclasses of individuals who are residents of California, New York, Illinois, West Virginia, Minnesota, Pennsylvania, and Florida, respectively, and purchased the Bamboo Product for personal, family, or household use. Gold Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, Gold Plaintiffs seek (i) a declaration that the Company’s actions violate the law and that it is financially responsible for notifying all purported class members, (ii) injunctive relief requiring the Company to replace and/or repair all of the Bamboo Product installed in structures owned by the purported class members, and (iii) a declaration that the Company must disgorge, for the benefit of the purported classes, all or part of the profits received from the sale of the allegedly defective Bamboo Product and/or to make full restitution to Gold Plaintiffs and the purported class members.

Fact discovery in the matter is now complete and the motion for class certification is in process. In addition, there are a number of individual claims and lawsuits alleging damages similar to those in the Gold matter. The Company disputes these and the Gold Plaintiffs’ claims and intends to defend such matters vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to companies importing multilayered wood flooring from Chinese suppliers subject to the AD and CVD orders. The Company’s multilayered wood flooring imports from China accounted for approximately 7%, 6% and 10% of its flooring purchases in 2016, 2015 and 2014, respectively. The Company’s consistent view through the course of this matter has been, and remains, that its imports are neither dumped nor subsidized.

As part of its processes in these proceedings, the DOC conducts annual reviews of the CVD and AD rates. In such cases, the DOC will issue preliminary rates that are not binding and are subject to comment by interested parties. After consideration of the comments received, the DOC will issue final rates for the applicable period, which may lag by a year or more. As rates are adjusted through the administrative reviews, the Company adjusts its payments prospectively based on the final rate. The Company will begin to pay the finalized rates on each applicable future purchase when recognized by U.S. Customs and Border Protection.

The DOC made its initial determinations regarding CVD and AD rates on April 6, 2011 and May 26, 2011, respectively. On December 8, 2011, orders were issued setting final AD and CVD rates at a maximum of 3.3% and 1.5%, respectively. These rates became effective in the form of additional duty deposits, which the Company has paid, and applied retroactively to the DOC initial determinations.

Following the issuance of the orders issued on December 8, 2011, a number of appeals were filed by several parties, including the Company, with the Court of International Trade (“CIT”) challenging, among other things, certain aspects that may impact the validity of the AD and CVD orders and the applicable rates. The appeal of the CVD order was dismissed in June 2015. On January 23, 2015, the CIT issued a decision rejecting the challenge of the AD rate for all but one Chinese exporter. This decision was finalized on July 6, 2015, and appealed to the Court of Appeals for the Federal Circuit (“CAFC”) on July 31, 2015. On February

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

15, 2017, the CAFC vacated the CIT’s prior decision with instructions to the DOC to recalculate its AD rate. The schedule for the DOC’s recalculation has not yet been set. The Company is unable to determine the impact of the CAFC’s decision to vacate the initial determination of AD rates; however, the DOC’s recalculation could materially impact the Company’s previously recorded loss related to annual reviews of AD rates discussed below.

In the first DOC annual review in this matter, AD rates for the period from May 26, 2011 through November 30, 2012 and CVD rates from April 6, 2011 through December 31, 2011 were modified to a maximum of 5.92% and a maximum of 0.83%, respectively, which resulted in an additional payment obligation for the Company, based on best estimates and shipments during the applicable window, of $833. We recorded this as a long-term liability on our accompanying consolidated balance sheet and in cost of sales in our second quarter 2015 financial statements. These rates have been appealed to the CIT by several parties, including the Company. While the appeal is still pending, the CIT has issued a remand to the DOC requesting reconsideration of certain AD rate calculations.

Pursuant to the second annual review, in early July 2015, the DOC finalized the AD rate for the period from December 1, 2012 through November 30, 2013 at a maximum of 13.74% and the CVD rate for the period from January 1, 2012 through December 31, 2012 at a maximum of 0.99%. The Company believes the best estimate of the probable loss was $4,089 for shipments during the applicable time periods, which was recorded as a long-term liability on its accompanying consolidated balance sheet and included in cost of sales in its second quarter 2015 financial statements. Beginning in July 2015, the Company began paying these rates on each applicable purchase. The rates relating to this second annual review have been appealed to the CIT and that appeal is pending.

The third annual review of the AD and CVD rates was initiated in February 2015. The third AD review covered shipments from December 1, 2013 through November 30, 2014. The third CVD review covered shipments from January 1, 2013 through December 31, 2013. In May 2016, the DOC issued the final CVD rate in the third review, which was a maximum of 1.38%. On July 13, 2016, the DOC set the final AD rate at a maximum of 17.37%. The Company has appealed the AD rates. As these rates are now final, the Company believes its best estimate of the probable loss associated with AD and CVD is approximately $5,500 for shipments during the applicable time periods. During the quarter ended June 30, 2016, the Company recorded this amount in other long-term liabilities in its balance sheet and as a charge to earnings in cost of sales on its statement of operations.

The total amount recorded in other long-term liabilities through the third annual review in the accompanying balance sheet as of December 31, 2016 and December 31, 2015 was $10,400 and $4,900 respectively.

In February 2016, the DOC initiated the fourth annual review of AD and CVD rates, which will follow a similar schedule as the preceding review. The AD review covers shipments from December 1, 2014 through November 30, 2015. The CVD review covers shipments from January 1, 2014 through December 31, 2014. In December 2016 and January 2017, the DOC issued non-binding preliminary results in the fourth annual review for AD rates and CVD rates, respectively. The preliminary AD rate was a maximum of 4.92% and the CVD preliminary rate was a maximum of 1.68%. The final results in the fourth annual review are currently expected to be issued in April (AD) and May (CVD) 2017. The Company paid AD and CVD rates in excess of preliminary amounts for shipments during the periods impacted by the fourth annual review. The Company has not recorded a gain contingency as a result of this preliminary review. If the final rate is determined to be above the rates paid, the Company may incur additional expense or may receive a return of funds if the final rate is set below these rates.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

The DOC initiated the fifth annual review of AD and CVD rates in February 2017, which is expected to follow the same schedule as preceding reviews. The AD review covers shipments from December 1, 2015 through November 30, 2016. The CVD review covers shipments from January 1, 2015 through December 31, 2015.

The 5-year Sunset Review of the antidumping and countervailing duty orders on multilayered wood flooring (the “Sunset Review”) began in November 2016 at the ITC to determine whether to terminate the orders. The Company filed a notice of appearance and documentation required at this phase of the proceeding and intends to participate fully in the Sunset Review. The Sunset Review is expected to be completed in late 2017 or early 2018.

Securities Class Action and Derivative Litigation Matters

Derivative Litigation Matter — Consolidated Cases

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

On May 27, 2015, the court consolidated the Klein, Doan, and Amalgamated Bank suits, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action as In re Lumber Liquidators Holdings, Inc. Shareholder Derivative Litigation (the “Consolidated Derivative Litigation Matter”). In the complaints, Klein’s, Doan’s and Amalgamated Bank’s (collectively, “Plaintiffs”) allegations include (i) breach of fiduciary duties, (ii) abuse of control, (iii) gross mismanagement, (iv) unjust enrichment, (v) insider trading, (vi) corporate waste, (vii) common-law conspiracy, and (viii) statutory conspiracy. Plaintiffs did not quantify any alleged damages in their complaints but, in addition to attorneys’ fees and costs, Plaintiffs seek (1) a declaration that the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company, (2) a determination and award to the Company of the damages sustained by the Company as a result of the violations of each of the Individual Defendants, jointly and severally, (3) a directive to the Company and the Individual Defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect the Company and its shareholders from a repeat of the events that led to the filing of this action, (4) a determination and award to the Company of exemplary damages in an amount necessary to punish the Individual Defendants and to make an example of the Individual Defendants to the community according to proof of trial, (5) the awarding of restitution to the Company from the Individual Defendants, (6) a requirement that the Company establishes corporate policies and procedures prohibiting the use of Chinese manufacturers of its products, (7) a prohibition against the Company from using wood or wood products from the Russian Far East, (8) a requirement that the Company establish corporate policies and procedures to ensure compliance with CARB standards for all of its flooring products, and (9) disgorgement and payment to the Company of all compensation and profits made by the Individual Defendants, and each of them, at any time during which such Individual Defendants were breaching fiduciary duties owed to the Company and/or committing, or aiding and abetting the commitment of, corporate waste.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

On July 18, 2016, the Company entered into a definitive settlement agreement (the “Consolidated Derivative Stipulation”) and, on November 17, 2016, the court approved the settlement. All payments in connection with the settlement have been made. Under the terms of the Consolidated Derivative Stipulation, the Consolidated Derivative Litigation Matter was settled for a combination of corporate governance changes, a payment of $26,000 in insurance proceeds to the Company (which was then used to settle the pending Securities Class Action Litigation described below), and attorneys’ fees. During the first quarter of 2016, the Company determined that a probable loss was incurred related to the Derivative Litigation Matters and recognized a net charge to earnings of $2,500 within selling general and administrative expense in the statement of operations.

Other Derivative Matters

On June 11, 2015, the Special Committee of the Board of Directors (the “Special Committee”) exercised its authority to create a Demand Review Committee, which is comprised of three independent directors and tasked with reviewing, analyzing, investigating and considering the allegations made in the Consolidated Derivative Litigation Matter and other derivative matters, including but not limited to the Costello matter and the McBride matter described below (“Other Derivative Matters”), and to report its recommendations thereon to the board of directors. Following an extensive review, investigation and analysis, including taking into consideration the report of independent counsel engaged to assist in the investigation of these matters, the Demand Review Committee recommended to the board of directors that bringing the claims articulated in the Consolidated Derivative Litigation Matter and the Other Derivative Matters would not be in the Company’s best interest. The Demand Review Committee was dissolved in December 2016.

Derivative Litigation Matter — Costello Matter

On or about March 6, 2015, James Costello (“Costello”) filed a shareholder derivative suit in the Court of Chancery of the State of Delaware against the Company’s directors at that time (the “Costello Derivative Defendants”). The Company was named as a nominal defendant only. On April 1, 2015, the case was voluntarily stayed. On June 19, 2015, the stay was lifted at Costello’s request and Costello subsequently filed an amended complaint. The amended complaint added the Company’s Senior Vice President, Supply Chain, former Chief Merchandising Officer and former Chief Financial Officer as defendants (along with the Derivative Defendants, the “Costello Defendants”). Costello’s allegations include (i) breach of fiduciary duties, (ii) gross mismanagement, (iii) unjust enrichment, and (iv) insider selling and the misappropriation of certain of the Company’s information in connection therewith. Costello did not quantify any alleged damages in the amended complaint but, in addition to attorneys’ fees and costs, Costello seeks (i) against the Costello Defendants and in the Company’s favor the amount of damages sustained by the Company as a result of the Costello Defendants’ breaches of fiduciary duties, gross mismanagement and unjust enrichment, (ii) extraordinary equitable and/or injunctive relief, including attaching, impounding, imposing a constructive trust on or otherwise restricting the proceeds of the Costello Defendants’ trading activities or their assets, (iii) awarding to the Company restitution from the Costello Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Costello Defendants; and (iv) additional equitable and/or injunctive relief that would require the Company to institute certain compliance policies and procedures. Final resolution of this matter is still pending, however, the Company believes at this time that a material loss in connection with this matter is remote.

Derivative Litigation Matter — McBride Matter

On or about March 27, 2015, James Michael McBride (“McBride”) filed a shareholder derivative suit in the Circuit Court of the City of Williamsburg and County of James City, Virginia against the Company’s directors at that time, as well as its former Chief Merchandising Officer and former Chief Financial Officer (collectively, the “McBride Defendants”). The Company was named as a nominal defendant only. In the complaint, McBride’s allegations include (i) breach of fiduciary duties, (ii) gross mismanagement, (iii) abuse

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

of control, (iv) insider trading, and (v) unjust enrichment. McBride did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, McBride seeks (i) the awarding, against the McBride Defendants, and in favor of the Company, of damages sustained by the Company as a result of certain of the McBride Defendants’ breaches of their fiduciary duties and (ii) a directive to the Company to (a) take all necessary actions to reform and improve its corporate governance and internal procedures, (b) comply with its existing governance obligations and all applicable laws and (c) protect it and its investors from a recurrence of the events that led to the filing of this action. On July 6, 2015, McBride filed an amended complaint. The amended complaint added claims for statutory conspiracy and common law conspiracy and, in connection with the statutory conspiracy claim, seeks damages in the amount of three times the actual damages incurred by the Company as the result of the alleged wrongful acts.

This matter was voluntarily dismissed in February 2017.

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

On June 15, 2016, the Company entered into a definitive settlement agreement (the “Securities Class Action Stipulation”) and, on November 17, 2016, the court approved the settlement. All obligations in connection with the settlement have been met. Under the terms of the Securities Class Action Stipulation, the Company, through its insurers, contributed $26,000 in conjunction with the settlement of the Consolidated Derivative Litigation Matter described above to a settlement fund that will be used to compensate individuals who purchased its shares during the period from February 22, 2012 to February 27, 2015. In addition, under the terms of the Securities Class Action Stipulation, the Company issued 1 million shares of its common stock to the settlement fund with a value of approximately $16,760 based on the $16.76 closing price of its common stock on November 17, 2016. The amount of loss associated with the issuance of shares of common stock as a part of the settlement was determined based on the trading value of the shares on the date of issuance. The Company recorded a benefit of approximately $2,910 in selling, general and administrative expense during the fourth quarter of 2016 to reflect the decrease in the closing price of its common stock between September 30, 2016 and November 17, 2016. For the year ended December 31, 2016, the expense related to this matter was $16,760.

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

Accrual for Air Quality Emissions Screening Test Costs

The Company offers a free indoor air quality testing program for customers who purchased laminate flooring sourced from China during the period from February 22, 2012 to February 27, 2015. Estimating the reserve for costs associated with the indoor air quality program requires management to estimate (1) the number of future requests for indoor air quality testing for the duration of the program, (2) the results of that testing, and (3) the average cost to settle each request. The Company projects its best estimate of the expected number of requests to be received, and the percentage of requests that will ultimately progress through various phases of the testing program utilizing historic information since the voluntary program began in March of 2015. Estimates for both of these elements (number and percentage) are quantified using a range of assumptions derived from the Company’s limited indoor air quality test program history and the identification of factors influencing the amount of requests, including the declining trend in received requests due to the passage of time since customer purchase of the material and/or recent media events.

Actual liabilities could be higher or lower than those estimated due to uncertainty in projecting the number of future requests for tests, future average costs per test and other factors, which could materially affect our financial condition, results of operations or cash flows. Management’s estimate is based, in part, on a projection that the annual number of requests received will continue to decline over time and that the average cost per request will remain relatively stable. If the level of requests received or average cost per request differs materially from expectations, it could result in additional increases to the reserve and reduced earnings and cash flows in future periods. At December 31, 2016, management’s best estimate of the future indoor air quality testing program reserve is approximately $1,500.

A rollforward of the reserve for the Company’s air quality testing program was as follows:

	2016	2015
Balance at January 1	$809	$—
Provision	6,187	10,873
Reversal	—	(1,428)
Payments	(5,496)	(8,636)
Balance at December 31	$1,500	$809

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 11. Selected Quarterly Financial Information (unaudited)

The following tables present the Company’s unaudited quarterly results for 2016 and 2015.

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net Sales	$233,513	$238,092	$244,082	$244,901
Gross Profit	76,109	70,584	76,689	80,487
Selling, General and Administrative Expenses	117,236	89,900	100,661	89,707
Operating (Loss) Income	(41,127)	(19,316)	(23,972)	(9,220)
Net (Loss) Income	$(32,402)	$(12,230)	$(18,438)	$(5,493)
Net income per Common Share – Basic	$(1.20)	$(0.45)	$(0.68)	$(0.20)
Net income per Common Share – Diluted	$(1.20)	$(0.45)	$(0.68)	$(0.20)
Number of Stores Opened in Quarter	1	4	1	3
Comparable store net sales (Decrease) Increase	(13.9)%	(7.2)%	1.0%	2.8%

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net Sales	$259,961	$247,944	$236,064	$234,807
Gross Profit	91,612	62,284	70,996	53,966
Selling, General and Administrative Expenses	97,680	90,551	88,333	85,487
Operating (Loss) Income	(6,068)	(28,267)	(17,337)	(31,521)
Net (Loss) Income	$(7,780)	$(20,347)	$(8,479)	$(19,827)
Net income per Common Share – Basic	$(0.29)	$(0.75)	$(0.31)	$(0.73)
Net income per Common Share – Diluted	$(0.29)	$(0.75)	$(0.31)	$(0.73)
Number of Stores Opened in Quarter	4	7	7	4
Comparable store net sales (Decrease) Increase	(1.8)%	(10.0)%	(14.6)%	(17.2)%

The following tables present certain items impacting gross profit and SG&A in the Company’s unaudited quarterly results for 2016 and 2015.

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Gross profit:
Antidumping Charges	$—	$5,450	$—	$—
Indoor Air Quality Testing Program	2,895	3,292	—	—
SG&A:
Securities and Derivatives Class Action	18,520	(600)	4,250	(2,910)
Legal and Professional Fees(1)	10,414	8,294	6,321	3,385
All Other(2)	1,275	945	580	—
Total	$33,104	$17,381	$11,151	$475

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 11. Selected Quarterly Financial Information (unaudited)  – (continued)

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Gross profit:
Inventory Impairments	$1,063	$6,269	$—	$21,719
Antidumping Charges	—	4,921	—	—
Indoor Air Quality Testing Program	2,313	4,918	2,412	(198)
SG&A:
Legal and Professional Fees(1)	4,467	6,328	6,135	4,129
Lacey/DOJ Settlement(3)	10,000	3,155	—	—
All Other(2)	440	175	5,687	4,787
Total	$18,283	$25,766	$14,234	$30,437

1	Represents charges to earnings related to our defense of various significant legal actions during the period. This does not include all legal costs incurred by the Company.
2	All other primarily relates to various payroll factors, including our retention initiatives, and impairment charges related to discontinuing non-core investments.
3	Represents settlement accruals related to the completed DOJ-Lacey Act investigation in 2015.

Note 12. Subsequent Events

In February 2017, the Company paid settlement amounts totaling $2,000, as described in Note 10, under 2016 Resolutions in Lacey Act Related Matters.

Due to a build in inventory and payments against outstanding accounts payable, subsequent to December 31, 2016, the Company borrowed an additional $25,000 under its Revolving Credit Facility, as described in Note 4. As of February 16, 2017, the Company has $65,000 in outstanding borrowings under the Revolving Credit Facility, which decreased its availability under the ABL to approximately $65,700.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process, designed by, or under the supervision of the Company’s principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made only in accordance with management and Board authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management, with the participation of the Company’s principal executive and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016 based on the specified criteria.

Our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, as shown in Item 8. “Consolidated Financial Statements and Supplementary Data.”

(c) Changes in Internal Control over Financial Reporting

During the fourth quarter of 2015, the Company reported a material weakness in its internal control over financial reporting related to its control environment related to deficiencies related to the design and operating effectiveness of its information technology general controls for the Company’s enterprise resource planning system (referred to hereinafter as the “ERP system”). These deficiencies involved user access controls that are intended to ensure that access and revisions to financial applications and data is adequately restricted to appropriate personnel, coupled with controls to ensure that periodic reviews of user access are performed. Throughout fiscal year 2016, the Company implemented the following measures which resulted in the remediation of this material weakness during the quarter ended December 31, 2016:

•	The Company removed inappropriate user access to administrative profiles within their ERP system and emphasized heightened awareness for approval and provisioning of highly privileged user profiles;
•	The Company implemented periodic audit logging and automated alert controls to monitor privileged access activities within the ERP system; and
•	The Company implemented procedures to confirm the completeness of users and assigned-roles reports which are distributed for review on a quarterly basis.

Except as noted in the preceding paragraph, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2017 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2016.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2017 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2017 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2017 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2016.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2017 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this annual report:

Consolidated Financial Statements

Refer to the financial statements filed as part of this annual report in Part II, Item 8.

1. Financial Statement Schedules.

The following financial statement schedule is filed as part of this annual report under Schedule II — Analysis of Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014. All other financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

2. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Item 16. Form 10-K Summary.

None.

Lumber Liquidators Holdings, Inc.

Schedule II — Analysis of Valuation and Qualifying Accounts
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	Balance Beginning of Year	Additions Charged to Cost and Expenses		Deductions(1)	Other	Balance End of Year
For the Year Ended December 31, 2014
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$1,275	$3,198	(2)	$(1,231)	$—	$3,242
Income tax valuation allowance	$1,765	$458		$—	$—	$2,223
For the Year Ended December 31, 2015
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$3,242	$28,897	(3)	$(5,257)	$—	$26,882
Income tax valuation allowance	$2,223	$210		$—	$—	$2,433
For the Year Ended December 31, 2016
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$26,882	$3,723		$(23,535)	$—	$7,070
Income tax valuation allowance	$2,433	$15,207		$—	$—	$17,640

(1)	Deductions are for the purposes for which the reserve was created.
(2)	Addition of $1,200 for reserves related to the Company’s Bellawood transition.
(3)	Includes $22,499 for laminate flooring sourced from China and $3,663 related to the tile exit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2017.

LUMBER LIQUIDATORS HOLDINGS, INC.
(Registrant)

By:	/s/ Dennis R. Knowles Dennis R. Knowles Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2017.

Signature	Title
/s/ Dennis R. Knowles Dennis R. Knowles	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Martin D. Agard Martin D. Agard	Chief Financial Officer (Principal Financial and Principal Accounting Officer)
/s/ Nancy M. Taylor Nancy M. Taylor	Chairperson of the Board
/s/ W. Stephen Cannon W. Stephen Cannon	Director
/s/ Douglas T. Moore Douglas T. Moore	Director
/s/ Peter B. Robinson Peter B. Robinson	Director
/s/ Martin F. Roper Martin F. Roper	Director
/s/ Jimmie L. Wade Jimmie L. Wade	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.01	Certificate of Incorporation of Lumber Liquidators Holdings, Inc. (filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)
3.02	By-Laws of Lumber Liquidators Holdings, Inc. (as revised effective December 1, 2016) (filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on December 6, 2016 (File No. 001-33767), and incorporated by reference)
4.01	Form of Certificate of Common Stock of Lumber Liquidators Holdings, Inc. (filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)
10.01*	Lumber Liquidators Holdings, Inc. Amended and Restated 2011 Equity Compensation Plan (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed May 25, 2016 (File No. 001-33767), and incorporated by reference)
10.02*	Lumber Liquidators Holdings, Inc. 2011 Equity Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed May 6, 2011 (File No. 333-173981), and incorporated by reference)
10.03*	Lumber Liquidators 2007 Equity Compensation Plan (filed as Exhibit 10.1 to the Company’s Post — effective Amendment No. 1 to its Registration Statement on Form S-8, filed January 4, 2010 (File No. 333-147247), and incorporated by reference)
10.04*	Lumber Liquidators 2006 Equity Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Company’s Post — effective Amendment No. 1 to its Registration Statement on Form S-8, filed January 4, 2010 (File No. 333-147247), and incorporated by reference)
10.05*	Offer Letter Agreement with Marco Pescara (filed as Exhibit 10.06 to the Company’s Registration Statement on Form S-1, filed April 23, 2007 (File No. 333-142309), and incorporated by reference)
10.06*	Form of Non-Qualified Employee Stock Option Agreement, effective October 18, 2006 (filed as Exhibit 10.07 to the Company’s Registration Statement on Form S-1, filed April 23, 2007 (File No. 333-142309), and incorporated by reference)
10.07	Lease by and between ANO LLC and Lumber Liquidators (relating to Toano facility) (filed as Exhibit 10.08 to the Company’s Amendment No. 1 to its Registration Statement on Form S-1, filed May 30, 2007 (File No. 333-142309), and incorporated by reference)
10.08*	Form of Option Award Agreement, effective November 16, 2007 (filed as Exhibit 10.10 to the Company’s annual report on Form 10-K, filed on March 12, 2008 (File No. 001-33767), and incorporated by reference)
10.09*	Form of Restricted Stock Agreement, effective November 16, 2007 (filed as Exhibit 10.11 to the Company’s annual report on Form 10-K, filed on March 12, 2008 (File No. 001-33767), and incorporated by reference)
10.10*	Form of Option Award Agreement, effective December 31, 2010 (filed as Exhibit 10.13 to the Company’s annual report on Form 10-K, filed on February 23, 2010 (File No. 001-33767), and incorporated by reference)
10.11*	Form of Restricted Stock Agreement, effective December 31, 2010 (filed as Exhibit 10.14 to the Company’s annual report on Form 10-K, filed on February 23, 2010 (File No. 001-33767), and incorporated by reference)
10.12*	Form of Option Award Agreement, effective May 6, 2011 (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed May 6, 2011 (File No. 001-33767), and incorporated by reference)

Exhibit Number	Exhibit Description
10.13*	Form of Restricted Stock Agreement, effective May 6, 2011 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed May 6, 2011 (File No. 001-33767), and incorporated by reference)
10.14*	Employment Agreement with Robert M. Lynch (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed December 21, 2010 (File No. 005-83765), and incorporated by reference)
10.15*	Amendment to Employment Agreement with Robert M. Lynch (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed December 21, 2011 (File No. 005-83765), and incorporated by reference)
10.16	Third Amended and Restated Credit Agreement, dated as of August 17, 2016, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators, Inc. and Lumber Liquidators Services, LLC (collectively, the “Borrowers”), Bank of America, N.A. as administrative agent and collateral agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as lenders (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed August 19, 2016 (File No. 001-33767), and incorporated by reference)
10.17*	Amended and Restated Annual Bonus Plan (filed as Exhibit 10.17 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)
10.18*	Form of Option Award Agreement, effective January 24, 2013 (filed as Exhibit 10.18 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)
10.19*	Form of Restricted Stock Agreement, effective January 24, 2013 (filed as Exhibit 10.19 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)
10.20*	Form of Stock Appreciation Right Agreement, effective January 24, 2013 (filed as Exhibit 10.20 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)
10.21*	Form of Option Award Agreement (Employee), effective November 23, 2015 (filed as Exhibit 10.22 to the Company’s annual report on Form 10-K, filed on February 29, 2016 (File No. 001-33767), and incorporated by reference)
10.22*	Form of Restricted Stock Agreement (Director), effective November 23, 2015 (filed as Exhibit 10.23 to the Company’s annual report on Form 10-K, filed on February 29, 2016 (File No. 001-33767), and incorporated by reference)
10.23*	Form of Restricted Stock Agreement (Employee), effective November 23, 2015 (filed as Exhibit 10.24 to the Company’s annual report on Form 10-K, filed on February 29, 2016 (File No. 001-33767), and incorporated by reference)
10.24*	Form of Option Award Agreement (Employee), effective August 1, 2016
10.25*	Form of Restricted Stock Agreement (Director), effective August 1, 2016
10.26*	Form of Restricted Stock Agreement (Employee), effective August 1, 2016
10.27*	Relocation Agreement with Robert M. Lynch, dated February 5, 2014 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed February 5, 2014 (File No. 005-83765) and incorporated by reference)
10.28*	Settlement and Release Agreement dated May 18, 2016 by and between Robert M. Lynch and Lumber Liquidators Holdings, Inc. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed on July 27, 2016 (File No. 001-33767), and incorporated by reference)

Exhibit Number	Exhibit Description
10.29*	Offer Letter Agreement with Gregory A. Whirley, Jr., dated April 24, 2015 (filed as Exhibit 10.3 to the Company’s current report on Form 8-K, filed on April 29, 2015 (File No. 001-33767), and incorporated by reference)
10.30*	Consultancy, Separation and Release Agreement, dated April 28, 2015, by and between Lumber Liquidators Holdings, Inc. and Daniel E. Terrell. (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed on April 29, 2015 (File No. 001-33767), and incorporated by reference)
10.31*	Form of Service Option Award Agreement (Tom Sullivan) (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed August 5, 2015 (File No. 001-33767) and incorporated by reference)
10.32*	Form of Service Option Award Agreement, (Tom Sullivan) (filed as Exhibit 10.29 to the Company’s annual report on Form 10-K, filed on February 29, 2016 (File No. 001-33767), and incorporated by reference)
10.33*	Form of Performance Option Award Agreement (Tom Sullivan) (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed August 1, 2015 (File No. 001-33767) and incorporated by reference)
10.34*	Form of Performance Option Award Agreement (Tom Sullivan) (filed as Exhibit 10.31 to the Company’s annual report on Form 10-K, filed on February 29, 2016 (File No. 001-33767), and incorporated by reference)
10.35*	Form of Severance Benefit Agreement (filed as Exhibit 99.2 to the Company’s current report on Form 8-K, filed August 5, 2015 (File No. 001-33767) and incorporated by reference)
10.36*	Form of Retention Agreement (filed as Exhibit 99.3 to the Company’s current report on Form 8-K, filed August 1, 2015 (File No. 001-33767) and incorporated by reference)
10.37	Plea Agreement between Lumber Liquidators, Inc. and the Department of Justice (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed October 7, 2015 (File No. 001-33767) and incorporated by reference)
10.38	Stipulation for Settlement and Joint Motion for Entry of Consent Order of Forfeiture between Lumber Liquidators, Inc. and the Department of Justice (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed October 7, 2015 (File No. 001-33767) and incorporated by reference)
10.39	Settlement Agreement and Release between Lumber Liquidators Services, LLC and the State of California Air Resources Board (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed March 22, 2016 (File No. 001-33767) and incorporated by reference)
10.40	Corrective Action Plan between the Office of Compliance and Field Operations of the Consumer Product Safety Commission and Lumber Liquidators Holdings, Inc. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed June 17, 2016 (File No. 001-33767) and incorporated by reference)
10.41	Stipulation and Agreement of Settlement dated June 15, 2016 by and between Gregg Kiken, Keith Foster, David Lorenzo and Charles Hickman (collectively “Lead Plaintiffs”), on behalf of themselves and the Settlement Class and Lumber Liquidators Holdings, Inc. and defendants Thomas D. Sullivan, Robert M. Lynch, Daniel E. Terrell and William K. Schlegel (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed July 12, 2016 (File No. 001-33767) and incorporated by reference)

Exhibit Number	Exhibit Description
10.42	Stipulation of Settlement dated July 18, 2016, by and between Lead Plaintiff Amalgamated Bank, as Trustee for the Longview 600 Small Cap Index Fund, plaintiff R. Andre Klein, plaintiff Phuc Doan, on behalf of themselves and derivatively on behalf of Lumber Liquidators Holdings, Inc., and defendants Thomas D. Sullivan, Douglas T. Moore, John M. Presley, Macon F. Brock, Jr., Peter B. Robinson, Martin F. Roper, Jimmie L. Wade, Nancy M. Taylor, Daniel E. Terrell, Carl R. Daniels, Robert M. Lynch, Jeffrey W. Griffiths, and William K. Schlegel, and nominal defendant Lumber Liquidators Holdings, Inc. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed July 22, 2016 (File No. 001-33767) and incorporated by reference)
10.43*	Option Award Agreement with John M. Presley, dated November 9, 2015 (filed as Exhibit 10.37 to the Company’s annual report on Form 10-K, filed on February 29, 2016 (File No. 001-33767), and incorporated by reference)
10.44*	Offer Letter Agreement with Carl R. Daniels, dated September 7, 2011 (filed as Exhibit 10.38 to the Company’s annual report on Form 10-K, filed on February 29, 2016 (File No. 001-33767), and incorporated by reference)
10.45*	Offer Letter Agreement with Jill Witter, dated August 14, 2015 (filed as Exhibit 10.39 to the Company’s annual report on Form 10-K, filed on February 29, 2016 (File No. 001-33767), and incorporated by reference)
10.46*	Executive Employment Agreement with John M. Presley (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed February 29, 2016 (File No. 001-33767) and incorporated by reference)
10.47*	Offer Letter Agreement with Dennis R. Knowles, dated February 23, 2016 (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed February 29, 2016 (File No. 001-33767) and incorporated by reference)
10.48*	Amendment, dated November 7, 2016, to Offer Letter, dated as of February 23, 2016, between Lumber Liquidators Holdings, Inc. and Dennis R. Knowles (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed November 7, 2016 (File No. 001-33767) and incorporated by reference)
10.49*	Offer Letter Agreement with Martin D. Agard, dated August 31, 2016 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed September 9, 2016 (File No. 001-33767) and incorporated by reference)
21.01	Subsidiaries of Lumber Liquidators Holdings, Inc.
23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002
101	The following financial statements from the Company’s Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements

*	Indicates a management contract or compensation plan, contract or agreement.