Form 10-Q
period 2017-03-31
Lumber Liquidators Holdings, Inc.
filed 2017-05-02
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33767

Lumber Liquidators Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1310817
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3000 John Deere Road
Toano, Virginia	23168
(Address of Principal Executive Offices)	(Zip Code)

(757) 259-4280

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes                ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company	☐ Emerging Growth Company
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 27, 2017, there are 28,384,125 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2017

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
Assets
Current Assets:
Cash and Cash Equivalents	$10,971	$10,271
Merchandise Inventories	301,332	301,892
Prepaid Expenses	6,316	5,367
Refundable Income Taxes	31,171	31,429
Other Current Assets	3,900	5,346
Total Current Assets	353,690	354,305
Property and Equipment, net	112,091	115,004
Goodwill	9,693	9,693
Other Assets	3,522	3,542
Total Assets	$478,996	$482,544

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$87,381	$120,647
Customer Deposits and Store Credits	42,127	32,639
Accrued Compensation	6,945	9,193
Sales and Income Tax Liabilities	5,196	4,249
Other Current Liabilities	36,236	19,984
Total Current Liabilities	177,885	186,712
Other Long-Term Liabilities	18,982	21,142
Deferred Tax Liability	3,995	3,798
Revolving Credit Facility	72,000	40,000
Total Liabilities	272,862	251,652

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000,000 shares authorized; 31,258,368 and 31,102,436 shares issued and 28,384,125 and 28,248,606 shares outstanding, respectively)	31	31
Treasury Stock, at cost (2,874,243 and 2,853,830 shares, respectively)	(139,791)	(139,420)
Additional Capital	204,653	202,700
Retained Earnings	142,665	169,037
Accumulated Other Comprehensive Loss	(1,424)	(1,456)
Total Stockholders’ Equity	206,134	230,892
Total Liabilities and Stockholders’ Equity	$478,996	$482,544

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share data and per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net Sales	$248,389	$233,513
Cost of Sales	161,590	157,404
Gross Profit	86,799	76,109
Selling, General and Administrative Expenses	112,214	117,236
Operating Loss	(25,415)	(41,127)
Other Expense	512	151
Loss Before Income Taxes	(25,927)	(41,278)
Income Tax Expense (Benefit)	445	(8,876)
Net Loss	$(26,372)	$(32,402)
Net Loss per Common Share—Basic	$(0.93)	$(1.20)
Net Loss per Common Share—Diluted	$(0.93)	$(1.20)
Weighted Average Common Shares Outstanding:
Basic	28,291,658	27,090,575
Diluted	28,291,658	27,090,575

See accompanying notes to condensed consolidated financial statements

4

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net Loss	$(26,372)	$(32,402)
Other Comprehensive Income
Foreign Currency Translation Adjustments	32	317
Total Other Comprehensive Income	32	317
Comprehensive Loss	$(26,340)	$(32,085)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(26,372)	$(32,402)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	4,335	4,524
Stock-Based Compensation Expense	1,259	1,671
Stock-Based Portion of Provision for Securities Class Action	-	16,020
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(298)	3,578
Accounts Payable	(32,032)	(2,925)
Customer Deposits and Store Credits	9,587	23
Prepaid Expenses and Other Current Assets	733	(34,115)
Other Assets and Liabilities	13,029	35,427
Net Cash Used in Operating Activities	(29,759)	(8,199)
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(2,502)	(2,409)
Net Cash Used in Investing Activities	(2,502)	(2,409)
Cash Flows from Financing Activities:
Proceeds from the Exercise of Stock Options	815	-
Payments on Capital Lease Obligations	(114)	-
Borrowings on Revolving Credit Facility	35,000	10,000
Payments on Revolving Credit Facility	(3,000)	(5,000)
Other Financing Activities	(371)	(80)
Net Cash Provided by Financing Activities	32,330	4,920
Effect of Exchange Rates on Cash and Cash Equivalents	631	958
Net Increase (Decrease) in Cash and Cash Equivalents	700	(4,730)
Cash and Cash Equivalents, Beginning of Period	10,271	26,703
Cash and Cash Equivalents, End of Period	$10,971	$21,973

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

(unaudited)

Note 1.	Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, resilient vinyl, engineered vinyl plank and wood-look ceramic tile flooring direct to the consumer. The Company also features the renewable flooring products, bamboo, engineered bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand. The Company also provides in-home delivery and installation services. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 385 store locations in primary or secondary metropolitan areas. The Company’s stores spanned 46 states in the United States (“U.S.”) and included eight stores in Canada at March 31, 2017. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing lines in Toano, Virginia, which along with the call center and corporate offices, represent the “Corporate Headquarters.”

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2016.

The condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company adopted Accounting Standards Update No. 2015-17 (“ASU 2015-17”) during the first quarter of 2017 and reclassified approximately $6,090 of current deferred tax assets to long-term deferred tax liabilities on the prior year balance sheet which now reflects a net deferred tax liability of $3,798, from the $9,888 previously disclosed.

Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and other liabilities approximates fair value because of the short-term nature of these items. The carrying amount of obligations under the revolving credit facility approximates fair value due to the variable rate of interest. The fair values of these financial instruments are classified as Level 1 as defined in the Financial Accounting Standards Board (“FASB”) ASC 820 fair value hierarchy.

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

Recognition of Net Sales

The Company recognizes net sales for products purchased at the time the customer takes possession of the merchandise. Service revenue, primarily installation revenue and freight charges for in-home delivery, is included in net sales and recognized when the service has been rendered. The Company reports sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, and net of an allowance for anticipated sales returns based on historical and current sales trends and experience. The sales returns allowance and related charges were not significant for the three month periods ended March 31, 2017 and 2016.

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

In early March 2015, the Company began voluntarily offering free indoor air quality screening to certain of its flooring customers who purchased laminate flooring sourced from China to address customer questions about the air quality in their homes. During the second quarter of 2016, the Company agreed with the Office of Compliance and Field Operations of the Consumer Product Safety Commission (“CPSC”) to continue its indoor air quality testing program for customers who purchased laminate flooring sourced from China during the period from February 22, 2012 to February 27, 2015. The form of the testing program agreed to with the CPSC is substantially similar to the program the Company has operated since March 2015. In connection with the continuation of the testing program, the Company recorded a charge to cost of sales of approximately $3,000 in the second quarter of 2016 that represented our best estimate of the costs to continue the program. No additional accruals were considered necessary during the first quarter of 2017.

Estimating the reserve for costs associated with the Company’s indoor air quality program for certain of its customers who purchased laminate flooring sourced from China requires management to estimate (1) the number of future requests for indoor air quality testing, (2) the results of that testing and (3) the average cost to fulfill each request, all of which are subject to variables that are inherently uncertain. The Company projects its best estimate of both the expected number of requests to be received and the percentage of requests that will ultimately progress through various phases of its testing program using a range of assumptions derived from the Company’s limited indoor air quality test program history and the identification of factors influencing the amount of requests, including the declining trend in received requests due to the passage of time since customer purchase of the material and/or recent media events. Actual liabilities could be higher or lower than those projected due to uncertainty in projecting the number of future requests for tests, the potential for a media event driving an increase in test kit requests, future average costs per test and other factors, which could materially affect the Company’s financial condition, results of operations or cash flows. If the level of requests received or average cost per request differs materially from expectations, it could result in additional increases to the reserve and reduced earnings and cash flows in future periods. At March 31, 2017, the Company’s best estimate of its future indoor air quality testing program reserve is approximately $1,350.

A rollforward of the reserve for the Company’s air quality testing program was as follows:

	2017	2016
Balance at January 1	$1,500	$809
Provision	-	2,895
Reversal	-	-
Payments	(150)	(2,925)
Balance at March 31	$1,350	$779

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, which amends ASC Topic 740, Balance Sheet Classification of Deferred Taxes. In summary, the core principle of Topic 740 is that an entity classifies both current and noncurrent deferred income tax assets and liabilities in the noncurrent section of the statement of financial position. The amendments in ASU 2015-17 became effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this new guidance during the first quarter of 2017 on a retrospective basis, and accordingly reclassified approximately $6,090 of current deferred tax assets to long-term deferred tax liabilities, such that the December 31, 2016 balance sheet reflects a noncurrent deferred tax liability of $3,798 and a current deferred tax asset of zero. The adoption of this guidance had no impact on the Company’s results of operations or cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, which amends ASC Topic 718, Compensation – Stock Compensation, which simplifies the accounting for employee share-based payments. The new standard requires the immediate recognition of all excess tax benefits and deficiencies in the income statement (rather than equity), which was adopted in the first quarter of 2017 on a prospective basis. The standard also requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows. The Company applied this amendment of the standard on a retrospective basis starting in the first quarter of 2017. In the first quarter of 2016, there were no excess tax benefits recognized. The standard also clarifies that all cash payments made to taxing authorities on the employees' behalf for shares withheld should be presented as financing activities on the statements of cash flows, which is consistent with the Company’s current practice. Finally, the standard provides for a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The Company will continue to include the impact of estimated forfeitures when determining share-based compensation expense.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition — Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company will adopt this ASU on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company established a cross-functional team in 2016 to review its current accounting policies and practices, assess the effect of the standard on its revenue contracts and identify potential differences. In addition, the Company is in the process of evaluating changes to its business processes and controls to support recognition and disclosure under the new standard. While the Company is continuing to assess all potential impacts of the standard, it currently believes the most significant impacts will relate to its assessment of (i) determining when its merchandise and installation sales order arrangements meet the definition of a contract when both arrangements are offered to its customers, (ii) determining the transaction price as impacted by sales returns and promotional activities, including financing arrangements it offers to its customers; (iii) sales commission costs it pays to its employees; and (iv) the potential impact on gross versus net presentation and classification relative to the performance of its installation sales.  However, the Company cannot currently estimate the impact of this change upon adoption of this standard.  The Company is also continuing to review the impact of this standard on potential disclosure changes in its financial statements as well as which transition approach will be applied.

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

Note 3.	Stockholders’ Equity

Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2017	2016
Net Loss	$(26,372)	$(32,402)
Weighted Average Common Shares Outstanding—Basic	28,291,658	27,090,575
Effect of Dilutive Securities:
Common Stock Equivalents	—	—
Weighted Average Common Shares Outstanding—Diluted	28,291,658	27,090,575
Net Loss per Common Share—Basic	$(0.93)	$(1.20)
Net Loss per Common Share—Diluted	$(0.93)	$(1.20)

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Stock Options	769,456	795,480
Restricted Shares	469,076	449,869

Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to $150,000 of the Company’s common stock. At March 31, 2017, the Company had $14,728 remaining under this authorization. The Company did not repurchase any shares of its common stock under this program during the three months ended March 31, 2017 and 2016, respectively.

Note 4.	Stock-Based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

	Stock Options	Restricted Stock Awards
Options Outstanding/Nonvested RSAs, December 31, 2016	835,614	586,187
Granted	61,350	159,401
Options Exercised/RSAs Released	(50,548)	(104,194)
Forfeited	(40,150)	(36,707)
Options Outstanding/Nonvested RSAs, March 31, 2017	806,266	604,687

Note 5.	Related Party Transactions

The Company leases stores, a warehouse, and the corporate headquarters, which includes a store location, from entities controlled by the Company’s founder, who was a stockholder and a member of the Company’s board of directors until December 31, 2016. Effective December 31, 2016, upon the departure of the Company’s founder from the board of directors, these transactions no longer meet the criteria of related party transactions. Rental expense related to these leases was $851 for the three months ended March 31, 2016.

Note 6.	Income Taxes

The effective tax rate of (1.7)% for the three months ended March 31, 2017 is less than the statutory rate of 35% due to the Company’s valuation allowance recorded against its net deferred tax asset. Changes in the valuation allowance as well as the small tax expense incurred in certain state and foreign jurisdictions with taxable income in the period are recorded as taxs expense and substantially reduce the Company’s effective tax rate. The valuation allowance is recorded in deferred tax liability on the condensed consolidated balance sheet. The effective tax rate of 21.5% for the three months ended March 31, 2016 was driven principally by the recognition of a valuation allowance against certain of the Company’s deferred tax assets coupled with a limitation on the recognition of tax benefits on an interim basis in which the quarterly tax benefit exceeds the estimated tax benefit for the full year.

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Internal Revenue Service is conducting audits of the Company’s income tax returns for the years 2013 through 2015.

Note 7.	Commitments and Contingencies

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

Pursuant to a court order, plaintiffs filed a Representative Class Action Complaint in the Virginia Court on September 11, 2015. The complaint challenged the Company’s labeling of its flooring products and asserted claims under California, New York, Illinois, Florida and Texas law for fraudulent concealment, violation of consumer protection statutes, negligent misrepresentation and declaratory relief, as well as a claim for breach of implied warranty under California law. Thereafter, on September 18, 2015, plaintiffs filed the First Amended Representative Class Action Complaint (“FARC”) in which they added implied warranty claims under New York, Illinois, Florida and Texas law, as well as a federal warranty claim. The Company filed a motion to dismiss and answered the FARC. The Virginia Court granted the motion as to claims for negligent misrepresentation filed on behalf of certain plaintiffs, deferred as to class action allegations, and otherwise denied the motion. The Company also filed a motion to strike nationwide class allegations, on which the Virginia Court has not yet ruled. The Company also filed a motion to strike all personal injury claims made in class action complaints. Plaintiffs subsequently agreed and the Virginia Court has ordered that no Chinese formaldehyde class action pending in this lawsuit will seek damages for personal injury on a class-wide basis. The order does not affect any claims for personal injury brought solely on an individual basis. The Company’s motion for summary judgment on plaintiffs’ First Amended Representative Complaint in the MDL was granted in part and denied in part, and its motion to exclude expert reports and testimony by plaintiffs’ experts related to deconstructive testing was denied.

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

Abrasion-Related Cases

On May 20, 2015, a purported class action titled Abad v. Lumber Liquidators, Inc. was filed in the United States District Court for the Central District of California and two amended complaints were subsequently filed. In the Second Amended Complaint (“SAC”), the plaintiffs (collectively, the “Abad Abrasion Plaintiffs”) sought to certify a national class composed of “All Persons in the United States who purchased Defendant’s Dream Home brand laminate flooring products (the “Dream Home Product”) from Defendant for personal use in their homes,” or, in the alternative, 32 statewide classes from California, North Carolina, Texas, New Jersey, Florida, Nevada, Connecticut, Iowa, Minnesota, Nebraska, Georgia, Maryland, Massachusetts, New York, West Virginia, Kansas, Kentucky, Mississippi, Pennsylvania, South Carolina, Tennessee, Virginia, Washington, Maine, Michigan, Missouri, Ohio, Oklahoma, Wisconsin, Indiana, Illinois and Louisiana. The products that are the subject of these complaints are part of the same products at issue in the MDL. The SAC alleges violations of each of these states’ consumer protections statutes and the federal Magnuson-Moss Warranty Act, as well as breach of implied warranty and fraudulent concealment. The Abad Abrasion Plaintiffs did not quantify any alleged damages in the SAC but, in addition to attorneys’ fees and costs, sought an order certifying the action as a class action, an order adopting the Abad Abrasion Plaintiffs’ class definitions and finding that the Abad Abrasion Plaintiffs are their proper representatives, an order appointing their counsel as class counsel, injunctive relief prohibiting the Company from continuing to advertise and/or sell laminate flooring products with false abrasion class ratings, restitution of all monies it received from the Abad Abrasion Plaintiffs and class members, damages (actual, compensatory, and consequential) and punitive damages.

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

The Virginia Court issued an initial pretrial order instructing all parties to undertake certain discovery and planning tasks and scheduled certain preliminary conferences. Pursuant to a court order, on February 27, 2017, the plaintiffs filed a Representative Class Action Complaint in the Virginia Court. The complaint challenged the durability of the Dream Home Product and asserted claims under Alabama, California, Nevada, New York and Virginia law for breach of warranty, fraudulent concealment, violation of the Magnuson-Moss Warranty Act, and violation of consumer protection statutes. The Company filed a motion to dismiss the representative complaint and a motion to strike irrelevant and prejudicial allegations from the representative complaint. Both motions are currently pending.

Estimated Liability Associated with Formaldehyde and Abrasion MDL’s

In April 2017, the Company initiated settlement discussions to jointly settle the MDL and the Abrasion MDL. As a result of this and other developments, the Company has recognized an estimated liability of approximately $18,000 in its results of operations (within selling, general and administrative expenses) for the three months ended March 31, 2017, with a corresponding current liability on the accompanying condensed consolidated balance sheet as the Company determined a loss was both probable and reasonably estimable. This is an estimate and significant uncertainty remains regarding whether a reasonable settlement can be reached, and the timing, amount and form of any ultimate loss. The Company believes that such a settlement may be funded by a combination of cash, shares of common stock, and coupons. The ultimate resolution of the MDL and the Abrasion MDL matters, including the form of any settlement or any loss in the absence of a settlement, could have a material impact on the Company’s results of operations, financial condition, and may have a material adverse impact on the Company’s liquidity. The Company will monitor new information or developments in these contingencies in future reporting periods and adjust its accruals, as necessary, in accordance with ASC 450-20-25. The Company is currently unable to reasonably estimate the amount or range of possible loss in excess of the amounts accrued.

If the Company is unable to reach a reasonable settlement, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, class certification and success on the merits. The Company does not have insurance coverage with respect to the MDL and Steele matters, and may have limited insurance coverage relative to the Abrasion MDL.

In addition to the MDL, the Steele matters, and the Abrasion MDL, there are a number of individual claims and lawsuits alleging (i) damages due to excessive formaldehyde emissions and (ii) damages similar to those in the Abrasion MDL. While the Company believes that a loss associated with these additional matters and the Steele matter is reasonably possible, the Company is unable to reasonably estimate the amount or range of possible loss.

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

Fact discovery in the matter is now complete. The Gold Plaintiffs filed a motion for class certification seeking to certify state-wide classes for purchases of the Bamboo Product in California, Florida, Illinois, Minnesota, Pennsylvania, and West Virginia. The Company filed an opposition to class certification and a motion to exclude the opinions of the Gold Plaintiffs’ experts. These motions are currently pending.

In addition, there are a number of other claims and lawsuits alleging damages similar to those in the Gold matter. The Company disputes these and the Gold Plaintiffs’ claims and intends to defend such matters vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company is unable to estimate the amount of loss, or range of possible loss, at this time that may result from this action.

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

The third annual review of the AD and CVD rates was initiated in February 2015. The third AD review covered shipments from December 1, 2013 through November 30, 2014. The third CVD review covered shipments from January 1, 2013 through December 31, 2013. In May 2016, the DOC issued the final CVD rate in the third review, which was a maximum of 1.38%. On July 13, 2016, the DOC set the final AD rate at a maximum of 17.37%. The Company has appealed the AD rates to the CIT, and the appeal is currently pending. The Company believes its best estimate of the probable loss associated with AD and CVD is approximately $5,500 for shipments during the applicable time periods. During the quarter ended June 30, 2016, the Company recorded this amount in other long-term liabilities in its balance sheet and as a charge to earnings in cost of sales on its statement of operations.

The total amount recorded in other long-term liabilities through the third annual review in the accompanying balance sheets was $10,400 at March 31, 2017 and at December 31, 2016.

In February 2016, the DOC initiated the fourth annual review of AD and CVD rates, which follows a similar schedule as the preceding review. The AD review covers shipments from December 1, 2014 through November 30, 2015. The CVD review covers shipments from January 1, 2014 through December 31, 2014. In December 2016 and January 2017, the DOC issued non-binding preliminary results in the fourth annual review for AD rates and CVD rates, respectively. The preliminary AD rate was a maximum of 4.92% and the CVD preliminary rate was a maximum of 1.68%. The final AD and CVD results in the fourth annual review are currently expected to be issued in May 2017. The Company paid AD and CVD rates in excess of preliminary amounts for shipments during the periods impacted by the fourth annual review. The Company has not recorded a gain contingency as a result of this preliminary review. If the final rate is determined to be above the rates paid, the Company may incur additional expense or may receive a return of funds if the final rate is set below these rates.

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

Information regarding these additional risks and uncertainties is contained in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”), including the Item 1A, “Risk Factors,” section of the Form 10-K for the year ended December 31, 2016.

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2016.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America, offering a complete purchasing solution across an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, resilient vinyl, engineered vinyl plank, bamboo, engineered bamboo, cork and wood-look ceramic tile. At March 31, 2017, we sold our products through 385 Lumber Liquidators stores in 46 states in the United States (“U.S.”) and in Canada, a call center, websites and catalogs.

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

Executive Summary

Net sales for the first quarter of 2017 increased $14.9 million, or 6.4%, to $248.4 million from $233.5 million in the first quarter of 2016. Net sales in comparable stores increased $11.0 million, or 4.7%, and net sales in non-comparable stores increased $3.9 million.

Gross profit increased 14.0% in the first quarter of 2017 to $86.8 million from $76.1 million in the comparable period in 2016. Gross margin increased to 34.9% in the first quarter of 2017 from 32.6% in the first quarter of 2016. The 2016 first quarter gross margin was negatively impacted by $2.9 million for our indoor air quality testing program not affecting the first quarter of 2017. If we exclude that cost, the year ago gross margin would have been 33.8%. The 110 basis points improvement from that seen in the first quarter of 2016 was due to increases in the sales mix of manufactured products such as vinyl and ancillary products, both of which have higher gross margins, and lower transportation costs due to 2016 including incremental costs related to consolidating Chinese laminates to a central warehouse. These benefits were offset by an increased mix of installation sales that have slightly lower gross margins.

SG&A expenses decreased 4.3% in the first quarter of 2017 to $112.2 million from $117.2 million in the comparable period in 2016, a decrease of $5.0 million. This decrease compared to the year ago period is driven by a charge of $18.0 million in the first quarter of 2017 related to our formaldehyde-related MDL and abrasion-related MDL which was more than fully offset by the $18.5 million charge related to our securities litigation in the first quarter of 2016 and an $8.1 million decline in incremental legal and professional fees related to legacy legal and regulatory issues. These legal and regulatory costs will continue to fluctuate in line with case activity until the outstanding legal matters are resolved. These items and a special retention bonus program incurred last year are described in a supplemental table in the SG&A section below. Excluding these items from both periods, SG&A increased $4.8 million as compared to the year ago period driven by a $5.3 million increase in payroll related costs as a result of greater store level staffing, commissions, and investments in corporate capabilities, $0.2 million increase in other operating expenses, and net of a $0.8 million reduction in advertising.

We incurred a net loss of $26.4 million, or $(0.93) per diluted share in the first quarter of 2017, compared to a net loss of $32.4 million, or $(1.20) per diluted share in the first quarter of 2016.

Our principal sources of liquidity included $11.0 million of cash and cash equivalents at March 31, 2017, as well as availability under our revolving credit facility of $60.2 million. We had $72.0 million outstanding on our revolving credit facility at March 31, 2017, an increase of $32.0 million from the $40.0 million that was outstanding as December 31, 2016. The cash provided by this increased use of the revolving credit facility was primarily due to the repayment of elevated accounts payables from the build in inventory in the fourth quarter of 2016 ahead of the spring selling season. We opened two new stores in the first quarter of 2017, bringing our total store count to 385 stores.

Strategic Direction

We continue to focus on several key initiatives related to our core business that we believe will strengthen our sales, operating margin and provide an improved shopping experience to our customers. These initiatives include:

•	Focusing on store performance: We believe our store model provides a competitive advantage by allowing our associates to assist customers throughout the buying process to ensure optimal product selection, accessories and installation support. We continued to invest in structured training periods within our stores, which we believe leads to a more consistent, high-quality experience for our customers. We are confident that our investment in our people will provide long-term value to the Company.

•	Strengthening our value proposition: We offer a broad assortment of high quality flooring in varying widths, species, and constructions, as well as moldings and accessories, sold by flooring experts that strive to provide the highest level of service in the industry. During the quarter, we strengthened our assortment as well as focused on the benefits of our many waterproof products, including the introduction of new, exclusive products such as click ceramic plank. We remain committed to ensuring that we carry the most complete assortment of trend-right products in the industry.

•	Responsible, compliant sourcing activities: We remain committed to our compliance programs and believe the Company can confidently source products on a global basis.

•	Opportunistically expanding our business to better serve our customers: We serve both DIY customers as well as DIFM customers who prefer to have those products installed for them. We continue to increase the number of stores which offer installation services coordinated by our associates and are focused on improving the DIFM customer experience. We believe offering installation services better enables us to provide a quality, seamless experience to our customers and broadens the market for our products. Additionally, we continued our focus on infrastructure to support our commercial business. We have dedicated resources available to our commercial customers to support their needs, which we believe builds a sustainable base for the sale of our products. During the quarter, we opened two new stores where we believe the return on our investment supported the capital outlay, but we intend to continue our modest approach to store openings in the near term as we focus on strengthening our value proposition.

•	Returning to profitability: We continue to pursue pricing, assortment, and sourcing strategies to drive gross margin while diligently optimizing the cost and effectiveness of corporate capabilities to reduce SG&A expenses as a percentage of sales.

We believe the selected sales data, the percentage relationship between net sales and major categories in the consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Increase
	% of Net Sales		(Decrease) in
	Three Months Ended March 31,		Dollar Amounts

Income Statement Items as a % of Net Sales	2017	2016	2017 vs. 2016
Net Sales	100.0%	100.0%	6.4%
Gross Profit	34.9%	32.6%	14.0%
Selling, General, and Administrative Expenses	45.2%	50.2%	-4.3%
Operating Income (Loss)	(10.2)%	(17.6)%	-38.2%
Other (Income) Expense	0.2%	0.1%	237.1%
Income (Loss) Before Income Taxes	(10.4)%	(17.7)%	-37.2%
Provision for Income Taxes	0.2%	(3.8)%	-105.0%
Net Income (Loss)	(10.6)%	(13.9)%	-18.6%

Other Selected Data
Average Sale [1] $	1,630	$1,555	4.8%
Average Retail Price per Unit Sold [2]	(0.4)%	(3.3)%
Comparable Store Sales Increase (Decrease) (%)	4.7%	(13.9)%

Number of Stores Open, end of period	385	375
Number of Stores in Expanded Showroom Format	151	140
Number of Stores Opened in Period, net	2	1

Comparable stores[3]:
Customers invoiced[4]	(0.1)%	(13.8)%
Net sales of stores operating for 13 to 36 months	7.1%	(10.5)%
Net sales of stores operating for more than 36 months	4.5%	(14.4)%

Net sales in markets with all stores comparable (no cannibalization)	5.5%	(11.9)%
Net sales in cannibalized markets[5]	16.9%	0.8%

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

Results of Operations

For an understanding of the significant factors that influenced our performance during the quarter, the following discussion should be read in conjunction with our annual report filed on Form 10-K for the year ended December 31, 2016.

Net Sales

Net sales for first quarter ended March 31, 2017 increased $14.9 million, or 6.4%, from the comparable period in 2016 as net sales in comparable stores increased $11.0 million, or 4.7%, and the net sales in non-comparable stores increased $3.9 million. The 4.7% growth in sales for comparable stores consisted of a 2.5% growth in merchandise sales and a 16.6% growth in installation sales. Also for comparable stores, the number of customers invoiced was relatively flat with the comparable period in the prior year, decreasing 0.1%, while the average sale grew 4.8%. The increased attachment of installation services and the growth in our commercial business (which has larger average purchase size) drove a higher average sale. Our installation program increased $5.7 million, or 63.6%, to $14.6 million in the quarter ended March 31, 2017 as compared to the quarter ended March 31, 2016, while our commercial business continues to grow as a percentage of total revenue to approximately 20.0%.

Gross Profit

Gross profit increased 14.0% in the first quarter of 2017 to $86.8 million from $76.1 million in the comparable period in 2016. Gross margin increased to 34.9% in the first quarter of 2017 from 32.6% in the first quarter of 2016. The 2016 first quarter gross margin was negatively impacted by $2.9 million for our indoor air quality testing program not affecting the first quarter of 2017. If we exclude that cost, the year ago gross margin would have been 33.8%. The 110 basis points improvement from that seen in the first quarter of 2016 was due to increases in the sales mix of manufactured products such as vinyl and ancillary products, both of which have higher gross margins, and lower transportation costs due to 2016 including incremental costs related to consolidating Chinese laminates to a central warehouse. These benefits were offset by an increased mix of installation sales that have slightly lower gross margins.

Selling, General and Administrative Expenses

SG&A expenses decreased 4.3% in the first quarter of 2017 to $112.2 million from $117.2 million in the comparable period in 2016, a decrease of $5.0 million. This decrease compared to the year ago period is driven by a charge of $18.0 million in the first quarter of 2017 related to our formaldehyde-related MDL and abrasion-related MDL which was more than fully offset by the $18.5 million charge related to our securities litigation in the first quarter of 2016 and an $8.1 million decline in incremental legal and professional fees related to legacy legal and regulatory issues. These legal and regulatory costs will continue to fluctuate in line with case activity until the outstanding legal matters are resolved.  These items and a special retention bonus program incurred last year are described in a supplemental table in the SG&A section below. Excluding these items from both periods, SG&A increased $4.8 million as compared to the year ago period driven by a $5.3 million increase in payroll related costs as a result of greater store level staffing, commissions, and investments in corporate capabilities, $0.2 million increase in other operating expenses, and net of a $0.8 million reduction in advertising.

Items impacting SG&A with comparisons to the prior year include:

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Multi-District Litigation [1]	$18,000	$-
Legal and Professional Fees [2]	2,344	10,414
Securities and Derivatives Class Action [3]	-	18,520
All Other [4]	-	1,275
Total	$20,344	$30,209

1 This amount represents the charge to earnings related to our formaldehyde-related MDL and abrasion-related MDL, which is described more fully in Note 7 to the condensed consolidated financial statements.

2 Represents charges to earnings related to our defense of various significant legal actions during the period. This does not include all legal costs incurred by the Company.

3 This amount represents the net charge to earnings related to the stock-based element of our 2016 settlement in the securities class action lawsuit in addition to $2.5 million related to our derivatives class action lawsuit.

4 All other primarily relates to various payroll factors, including our retention initiatives, and the net impact of the CARB and Prop 65 settlements in 2016.

Operating Loss and Operating Margin

Operating loss for the three months ended March 31, 2017 was $25.4 million compared to operating loss of $41.1 million in the comparable period in 2016. Operating loss as a percent of net sales was (10.2)% for the three months ended March 31, 2017 compared to (17.6)% for the three months ended March 31, 2016.

Provision for Income Taxes

The effective tax rate of (1.7)% for the three months ended March 31, 2017 is less than the statutory rate of 35% due to our valuation allowance recorded against our net deferred tax asset. Changes in the valuation allowance as well as the small tax expense incurred in certain state and foreign jurisdictions with taxable income in the period are recorded as tax expense and substantially reduce our effective tax rate. The valuation allowance is recorded in deferred tax liability on the Company’s condensed consolidated balance sheet. The effective tax rate of 21.5% for the three months ended March 31, 2016 was driven principally by the recognition of a valuation allowance against certain of our deferred tax assets coupled with a limitation on the recognition of tax benefits on an interim basis in which the quarterly tax benefit exceeds the estimated tax benefit for the full year.

We file income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The Internal Revenue Service is conducting audits of our income tax returns for the years 2013 through 2015.

Diluted Earnings per Share

Net loss for the three months ended March 31, 2017 was $26.4 million, resulting in a loss of $0.93 per diluted share, compared to a net loss of $32.4 million, or $1.20 per diluted share, for the three months ended March 31, 2016.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. We periodically use excess cash flow to repurchase shares of our common stock under our stock repurchase program, however, our share repurchase plan is indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. Our principal sources of liquidity at March 31, 2017 were $11.0 million of cash and cash equivalents, our expected cash flows from operations and $60.2 million of availability under our revolving credit facility, subject to potential limitations. Subsequent to March 31, 2017, we repaid $7.0 million under our asset-based revolving credit facility (“ABL”) as a result of reductions in inventory levels. The outstanding balance of the ABL was $65.0 million at April 28, 2017, which increased our availability under the ABL since March 31, 2017 to approximately $67.0 million. We believe that cash flow from operations, together with existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the next twelve months.

In 2017, we believe that capital expenditures will total between $10.0 million and $15.0 million, but we will continue to assess and adjust our level of capital expenditures based on changing circumstances. Included in our capital requirements, we will continue to selectively evaluate the opening of new stores and the remodeling and relocating of existing stores while continuing to focus on our current store base.

In addition, we continue to address the outstanding legal matters, including the Products Liability Cases, which, if settled, could have a material adverse impact on our liquidity in future periods.

Cash and Cash Equivalents

During the first three months of 2017, cash and cash equivalents increased $0.7 million to $11.0 million. The increase of cash and cash equivalents was primarily due to $32.0 million of net borrowings under the ABL, partially offset by $28.8 million of net cash used in operating activities, primarily reflecting the repayment of elevated accounts payables following the build in inventory during the fourth quarter of 2016, and $2.5 million used for capital expenditures.

During the first three months of 2016, cash and cash equivalents decreased $4.7 million to $22.0 million. The decrease of cash and cash equivalents was primarily due to $8.2 million of net cash used in operating activities and $2.4 million used for capital expenditures, which were partially offset by the $5.0 million borrowed under the ABL.

Merchandise Inventories

Merchandise inventories at March 31, 2017 decreased $0.6 million from December 31, 2016, due to a decrease in inbound in-transit inventory of $20.7 million partially offset by an increase in available for sale inventory of $20.1 million. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection. The shift of inventory since December 31, 2016 from in-transit to on-hand reflects the receipt of goods in our warehouses ordered and shipped in advance of the Chinese New Year.

Merchandise inventories and available inventory per store in operation were as follows:

	As of	As of	As of
	March 31, 2017	December 31, 2016	March 31, 2016
	(in thousands)
Inventory – Available for Sale	$277,645	$257,537	$220,219
Inventory – Inbound In-Transit	23,687	44,355	19,787
Total Merchandise Inventories	$301,332	$301,892	$240,006

Available Inventory Per Store	$721	$672	$587

Available inventory per store at March 31, 2017 was higher than December 31, 2016 primarily due to the receipt of in-transit goods from inventory purchases ahead of the spring selling season and the Chinese New Year. Available inventory per store was higher than at March 31, 2016 primarily as a result of our prior year efforts to simplify our assortment and better manage working capital. Part of our strategy to strengthen our value proposition is to ensure that each store location has the right mix of product available to meet customer demand, which we believe will enhance the shopping experience for our customers. We expect inventory to decline through the second and third quarters of 2017 to the range of $250.0 to $275.0 million.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning.

Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In thousands)	2017	2016
Net Cash (used in) provided by:

Operating Activities	(29,759)	(8,199)
Investing Activities	(2,502)	(2,409)
Financing Activities	32,330	4,920
Effect of Exchange Rates	631	958
Total	700	(4,730)

Operating Activities. Net cash used in operating activities was $29.8 million and $8.2 million for the three months ended March 31, 2017 and 2016, respectively. Net cash in operating activities decreased primarily due to a $32.0 million reduction in accounts payable which was the result of the build in inventory during the fourth quarter of 2016 ahead of the spring selling season.

Investing Activities. Net cash used in investing activities for capital expenditures was $2.5 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively. Net cash used in capital expenditures in both the three month periods ended March 31, 2017 and 2016 were primarily related to new store openings and our information technology initiatives.

Financing Activities. Net cash provided by financing activities was $32.3 million and $4.9 million for the three months ended March 31, 2017 and 2016, respectively. Net cash provided by financial activities was primarily due to $32.0 million and $5.0 million of net borrowings on the revolving credit facility during the first quarter ended March 31, 2017 and 2016, respectively.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our critical accounting policies and estimates since our annual report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our ABL are exposed to interest rate risk due to the variable rate of the facility. As of March 31, 2017, we had $72.0 million outstanding under our ABL.

We currently do not engage in any interest rate hedging activity. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Exchange Rate Risk.

Less than two percent of our revenue, expense and capital purchasing activities are transacted in currencies other than the U.S. dollar, including the Euro, Canadian dollar, Chinese yuan and Brazilian real.

We currently do not engage in any exchange rate hedging activity. However, in the future, in an effort to mitigate losses associated with these risks, we may at times engage in transactions involving various derivative instruments to hedge revenues, inventory purchases, assets and liabilities denominated in foreign currencies.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Pursuant to a court order, plaintiffs filed a Representative Class Action Complaint in the Virginia Court on September 11, 2015. The complaint challenged our labeling of our flooring products and asserted claims under California, New York, Illinois, Florida and Texas law for fraudulent concealment, violation of consumer protection statutes, negligent misrepresentation and declaratory relief, as well as a claim for breach of implied warranty under California law. Thereafter, on September 18, 2015, plaintiffs filed the First Amended Representative Class Action Complaint (“FARC”) in which they added implied warranty claims under New York, Illinois, Florida and Texas law, as well as a federal warranty claim. We filed a motion to dismiss and answered the FARC. The Virginia Court granted the motion as to claims for negligent misrepresentation filed on behalf of certain plaintiffs, deferred as to class action allegations, and otherwise denied the motion. We also filed a motion to strike nationwide class allegations, on which the Virginia Court has not yet ruled. We also filed a motion to strike all personal injury claims made in class action complaints. Plaintiffs subsequently agreed and the Virginia Court has ordered that no Chinese formaldehyde class action pending in this lawsuit will seek damages for personal injury on a class-wide basis. The order does not affect any claims for personal injury brought solely on an individual basis. Our motions for summary judgment on plaintiffs’ First Amended Representative Complaint in the MDL was granted in part and denied in part, and our motion to exclude expert reports and testimony by plaintiffs’ experts related to deconstructive testing was denied.

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

Abrasion-Related Cases

On May 20, 2015, a purported class action titled Abad v. Lumber Liquidators, Inc. was filed in the United States District Court for the Central District of California and two amended complaints were subsequently filed. In the Second Amended Complaint (“SAC”), the plaintiffs (collectively, the “Abad Abrasion Plaintiffs”) sought to certify a national class composed of “All Persons in the United States who purchased Defendant’s Dream Home brand laminate flooring products (the “Dream Home Product”) from Defendant for personal use in their homes,” or, in the alternative, 32 statewide classes from California, North Carolina, Texas, New Jersey, Florida, Nevada, Connecticut, Iowa, Minnesota, Nebraska, Georgia, Maryland, Massachusetts, New York, West Virginia, Kansas, Kentucky, Mississippi, Pennsylvania, South Carolina, Tennessee, Virginia, Washington, Maine, Michigan, Missouri, Ohio, Oklahoma, Wisconsin, Indiana, Illinois and Louisiana. The products that are the subject of these complaints are part of the same products at issue in the MDL. The SAC alleges violations of each of these states’ consumer protections statutes and the federal Magnuson-Moss Warranty Act, as well as breach of implied warranty and fraudulent concealment. The Abad Abrasion Plaintiffs did not quantify any alleged damages in the SAC but, in addition to attorneys’ fees and costs, sought an order certifying the action as a class action, an order adopting the Abad Abrasion Plaintiffs’ class definitions and finding that the Abad Abrasion Plaintiffs are their proper representatives, an order appointing their counsel as class counsel, injunctive relief prohibiting us from continuing to advertise and/or sell laminate flooring products with false abrasion class ratings, restitution of all monies it received from the Abad Abrasion Plaintiffs and class members, damages (actual, compensatory, and consequential) and punitive damages.

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

The Virginia Court issued an initial pretrial order instructing all parties to undertake certain discovery and planning tasks and scheduled certain preliminary conferences. Pursuant to a court order, on February 27, 2017, plaintiffs filed a Representative Class Action Complaint in the Virginia Court. The complaint challenged the durability of the Dream Home Product and asserted claims under Alabama, California, Nevada, New York and Virginia law for breach of warranty, fraudulent concealment, violation of the Magnuson-Moss Warranty Act, and violation of consumer protection statutes. We filed a motion to dismiss the representative complaint and a motion to strike irrelevant and prejudicial allegations from the representative complaint. Both motions are currently pending.

Estimated Liability Associated with Formaldehyde and Abrasion MDL’s

In April 2017, we initiated settlement discussions to jointly settle the MDL and the Abrasion MDL. As a result of this and other developments, we have recognized an estimated liability of approximately $18.0 million in our results of operations (within selling, general and administrative expenses) for the three months ended March 31, 2017, with a corresponding current liability on the accompanying condensed consolidated balance sheet as we determined a loss was both probable and reasonably estimable. This is an estimate and significant uncertainty remains regarding whether a reasonable settlement can be reached, and the timing, amount and form of any ultimate loss. We believe that such a settlement may be funded by a combination of cash, shares of common stock, and coupons. The ultimate resolution of the MDL and the Abrasion MDL matters, including the form of any settlement or any loss in the absence of a settlement, could have a material impact on our results of operations, financial condition, and may have a material adverse impact on our liquidity. We will monitor new information or developments in these contingencies in future reporting periods and adjust our accruals, as necessary, in accordance with ASC 450-20-25. We are currently unable to reasonably estimate the amount or range of possible loss in excess of the amounts accrued.

If we are unable to reach a reasonable settlement, we will defend the matter vigorously and believe there are meritorious defenses and legal standards that must be met for, among other things, class certification and success on the merits. We do not have insurance coverage with respect to the MDL and Steele matters, and may have limited insurance coverage relative to the Abrasion MDL.

In addition to the MDL, the Steele matters, and the Abrasion MDL, there are a number of individual claims and lawsuits alleging (i) damages due to excessive formaldehyde emissions and (ii) damages similar to those in the Abrasion MDL. While we believe that a loss associated with these additional matters and the Steele matter is reasonably possible, we are unable to reasonably estimate the amount or range of possible loss.

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

Fact discovery in the matter is now complete. The Gold Plaintiffs filed a motion for class certification seeking to certify state-wide classes for purchases of the Bamboo Product in California, Florida, Illinois, Minnesota, Pennsylvania, and West Virginia. We filed an opposition to class certification and a motion to exclude the opinions of the Gold Plaintiffs’ experts. These motions are currently pending.

In addition, there are a number of other claims and lawsuits alleging damages similar to those in the Gold matter. We dispute these and the Gold Plaintiffs’ claims and intend to defend such matters vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we are unable to estimate the amount of loss, or range of possible loss, at this time that may result from this action.

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

Pursuant to the second annual review, in early July 2015, the DOC finalized the AD rate for the period from December 1, 2012 through November 30, 2013 at a maximum of 13.74% and the CVD rate for the period from January 1, 2012 through December 31, 2012 at a maximum of 0.99%.We believe the best estimate of the probable loss was $4.1 million for shipments during the applicable time periods, which was recorded as a long-term liability on our accompanying consolidated balance sheet and included in cost of sales in our second quarter 2015 financial statements. Beginning in July 2015, we began paying these rates on each applicable purchase. The rates relating to this second annual review have been appealed to the CIT and that appeal is pending.

The third annual review of the AD and CVD rates was initiated in February 2015. The third AD review covered shipments from December 1, 2013 through November 30, 2014. The third CVD review covered shipments from January 1, 2013 through December 31, 2013. In May 2016, the DOC issued the final CVD rate in the third review, which was a maximum of 1.38%. On July 13, 2016, the DOC set the final AD rate at a maximum of 17.37%. We have appealed the AD rates to the CIT, and the appeal is currently pending. We believe our best estimate of the probable loss associated with AD and CVD is approximately $5.5 million for shipments during the applicable time periods. During the quarter ended June 30, 2016, we recorded this amount in other long-term liabilities in our balance sheet and as a charge to earnings in cost of sales on our statement of operations.

The total amount recorded in other long-term liabilities through the third annual review in the accompanying balance sheets was $10.4 million at March 31, 2017 and at December 31, 2016.

In February 2016, the DOC initiated the fourth annual review of AD and CVD rates, which follows a similar schedule as the preceding review. The AD review covers shipments from December 1, 2014 through November 30, 2015. The CVD review covers shipments from January 1, 2014 through December 31, 2014. In December 2016 and January 2017, the DOC issued non-binding preliminary results in the fourth annual review for AD rates and CVD rates, respectively. The preliminary AD rate was a maximum of 4.92% and the CVD preliminary rate was a maximum of 1.68%. The final AD and CVD results in the fourth annual review are currently expected to be issued in May 2017. We paid AD and CVD rates in excess of preliminary amounts for shipments during the periods impacted by the fourth annual review. We have not recorded a gain contingency as a result of this preliminary review. If the final rate is determined to be above the rates we paid, we may incur additional expense or may receive a return of funds if the final rate is set below these rates.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. There have been no material changes to those risk factors since we filed our annual report on Form 10-K for the year ended December 31, 2016. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended March 31, 2017 (dollars in thousands, except per share amounts):

Issuer Purchases of Equity Securities
				Maximum
			Total Number	Dollar Value of
			of Shares	Shares
			Purchased as	that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased[1]	per Share[1]	or Programs[2]	or Programs[2]
January 1, 2017 to January 31, 2017	—	—	—	$14,728
February 1, 2017 to February 28, 2017	—	—	—	14,728
March 1, 2017 to March 31, 2017	20,413	$18.18	—	14,728
Total	20,413	$18.18	—	$14,728

[1]	We repurchased 20,413 shares of our common stock in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended March 31, 2017.
[2]	Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: May 1, 2017	By:	/s/ Martin D. Agard
Martin D. Agard
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.01	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

