Form 10-Q
period 2017-06-30
Lumber Liquidators Holdings, Inc.
filed 2017-08-01
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 27, 2017, there are 28,414,078 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2017

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2017	2016
Assets
Current Assets:
Cash and Cash Equivalents	$7,639	$10,271
Merchandise Inventories	275,142	301,892
Prepaid Expenses	9,817	5,367
Refundable Income Taxes	29,620	31,429
Other Current Assets	2,865	5,346
Total Current Assets	325,083	354,305
Property and Equipment, net	108,703	115,004
Goodwill	9,693	9,693
Other Assets	5,395	3,542
Total Assets	$448,874	$482,544

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$67,570	$120,647
Customer Deposits and Store Credits	38,156	32,639
Accrued Compensation	8,114	9,193
Sales Tax Liabilities	4,203	4,249
Other Current Liabilities	40,625	19,984
Total Current Liabilities	158,668	186,712
Revolving Credit Facility	57,000	40,000
Deferred Tax Liability	2,788	3,798
Other Long-Term Liabilities	18,604	21,142
Total Liabilities	237,060	251,652

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 31,297 and 31,102 shares issued and 28,414 and 28,249 shares outstanding, respectively)	31	31
Treasury Stock, at cost (2,883 and 2,853 shares, respectively)	(140,043)	(139,420)
Additional Paid-in Capital	206,030	202,700
Retained Earnings	147,140	169,037
Accumulated Other Comprehensive Loss	(1,344)	(1,456)
Total Stockholders’ Equity	211,814	230,892
Total Liabilities and Stockholders’ Equity	$448,874	$482,544

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net Sales	$263,500	$238,092	$511,889	$471,605
Cost of Sales	166,044	167,508	327,634	324,912
Gross Profit	97,456	70,584	184,255	146,693
Selling, General and Administrative Expenses	92,336	89,900	204,550	207,136
Operating Income (Loss)	5,120	(19,316)	(20,295)	(60,443)
Other Expense	516	131	1,028	282
Income (Loss) Before Income Taxes	4,604	(19,447)	(21,323)	(60,725)
Income Tax Expense (Benefit)	129	(7,217)	574	(16,093)
Net Income (Loss)	$4,475	$(12,230)	$(21,897)	$(44,632)
Net Income (Loss) per Common Share—Basic	$0.16	$(0.45)	$(0.77)	$(1.65)
Net Income (Loss) per Common Share—Diluted	$0.16	$(0.45)	$(0.77)	$(1.65)
Weighted Average Common Shares Outstanding:
Basic	28,394	27,108	28,342	27,100
Diluted	28,697	27,108	28,342	27,100

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net Income (Loss)	$4,475	$(12,230)	$(21,897)	$(44,632)
Other Comprehensive Income
Foreign Currency Translation Adjustments	80	22	112	339
Total Other Comprehensive Income	80	22	112	339
Comprehensive Income (Loss)	$4,555	$(12,208)	$(21,785)	$(44,293)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(21,897)	$(44,632)
Adjustments to Reconcile Net Loss:
Depreciation and Amortization	8,716	8,867
Stock-based Compensation Expense	2,469	3,085
Stock-based Portion of Provision for Securities Class Action	—	15,420
Changes in Operating Assets and Liabilities:
Merchandise Inventories	25,942	(11,308)
Accounts Payable	(51,601)	16,860
Customer Deposits and Store Credits	5,617	(2,692)
Prepaid Expenses and Other Current Assets	3,110	(40,643)
Accrual for Multidistrict Litigation	18,000	—
Other Assets and Liabilities	(7,112)	31,318
Net Cash Used in Operating Activities	(16,756)	(23,725)
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(3,847)	(3,834)
Other Investing Activities	250	575
Net Cash Used in Investing Activities	(3,597)	(3,259)
Cash Flows from Financing Activities:
Borrowings on Revolving Credit Facility	35,000	17,000
Payments on Revolving Credit Facility	(18,000)	(5,000)
Payments on Capital Lease Obligations	(237)	—
Other Financing Activities	321	114
Net Cash Provided by Financing Activities	17,084	12,114
Effect of Exchange Rates on Cash and Cash Equivalents	637	899
Net Decrease in Cash and Cash Equivalents	(2,632)	(13,971)
Cash and Cash Equivalents, Beginning of Period	10,271	26,703
Cash and Cash Equivalents, End of Period	$7,639	$12,732

Supplemental disclosure of non-cash operating and financing activities:
Installment payment of insurance premiums	$1,346	$—

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

Note 1.	Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, resilient vinyl, engineered vinyl plank and wood-look ceramic tile flooring direct to the consumer. The Company also features the renewable flooring products, bamboo, engineered bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand. The Company also provides in-home delivery and installation services. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of store locations in primary or secondary metropolitan areas. As of June 30, 2017, the Company’s 385 stores spanned 46 states in the United States (“U.S.”) and included eight stores in Canada. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing lines in Toano, Virginia, which along with the call center and corporate offices, represent the “Corporate Headquarters.”

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

The condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company adopted Accounting Standards Update No. 2015-17 during the first quarter of 2017 and reclassified approximately $6.1 million of current deferred tax assets to long-term deferred tax liabilities on the prior-year balance sheet which now reflects a net deferred tax liability of $3.8 million, from the $9.9 million previously disclosed.

Results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of future results to be expected for the full year due to a number of factors, including seasonality.

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

Recognition of Net Sales

The Company recognizes net sales for products purchased at the time the customer takes possession of the merchandise. Service revenue, primarily installation revenue and freight charges for in-home delivery, is included in net sales and recognized once the service has been rendered. The Company reports sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, and net of an allowance for anticipated sales returns based on historical and current sales trends and experience. The sales returns allowance and related charges were not significant for the three and six month periods ended June 30, 2017 and 2016.

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

In early March 2015, the Company began voluntarily offering free indoor air quality screening to certain of its flooring customers who purchased laminate flooring sourced from China to address customer questions about the air quality in their homes (the “Air Quality Testing Program”). During the second quarter of 2016, the Company agreed with the Office of Compliance and Field Operations of the Consumer Product Safety Commission (“CPSC”) to continue its Air Quality Testing Program for customers who purchased laminate flooring sourced from China during the period from February 22, 2012 to February 27, 2015. The form of the testing program agreed to with the CPSC was substantially similar to the Air Quality Testing Program the Company had operated since March 2015. In connection with the continuation of the Air Quality Testing Program, the Company recorded a charge to cost of sales of approximately $3 million in the second quarter of 2016 that represented the Company’s best estimate of the costs to continue the Air Quality Testing Program.

Estimating the reserve for costs associated with the Company’s Air Quality Testing Program requires management to estimate (1) the number of future requests for indoor air quality testing, (2) the results of that testing and (3) the average cost to fulfill each request, all of which are subject to variables that are inherently uncertain. The Company projects its best estimate of both the expected number of test kit requests and the percentage of those tests that will require further testing using the Company’s Air Quality Testing Program history and reserves for those costs. Actual liabilities could be higher or lower than those projected due to the referenced uncertainty in a number of these variables.

During the second quarter of 2017, the Company reduced its estimate of the number of test kit requests based on its experience, and reduced its estimate of the administrative costs of the Air Quality Testing Program. The revised estimates were in part prompted by the CPSC’s July 2017 decision to close this case with the Company and terminate its monitoring activity of the Air Quality Testing Program. The Company will continue to offer tests kits to qualifying customers, but the lower total estimated future costs of the Air Quality Testing Program resulted in a reduction in the reserve and the corresponding offset to cost of sales. At June 30, 2017, the Company’s estimate of its future costs for the Air Quality Testing Program through June 30, 2018 is approximately $0.2 million. Beyond that time the Company expects the costs of the Air Quality Testing Program, if any, to be negligible.

A rollforward of the reserve for the Company’s Air Quality Testing Program was as follows:

	2017	2016
Balance at January 1	$1,500	$809
Provision	-	6,187
Revision of estimate	(993)	-
Payments	(302)	(3,407)
Balance at June 30	$205	$3,589

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, which amends ASC Topic 718, Compensation – Stock Compensation, which simplifies the accounting for employee share-based payments. The new standard requires the immediate recognition of all excess tax benefits and deficiencies in the income statement (rather than equity), and was adopted in the first quarter of 2017 on a prospective basis. The standard also requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows. The Company applied this amendment of the standard on a retrospective basis starting in the first quarter of 2017. In the three and six months ended June 30, 2016, there were no excess tax benefits recognized. The standard also clarifies that all cash payments made to taxing authorities on the employees' behalf for shares withheld should be presented as financing activities on the statements of cash flows, which is consistent with the Company’s current practice. Finally, the standard provides for a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The Company will continue to include the impact of estimated forfeitures when determining share-based compensation expense.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition — Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company will adopt this ASU on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company established a cross-functional team in 2016 to review its current accounting policies and practices, assess the effect of the standard on its revenue contracts and identify potential differences. In addition, the Company continues to refine its business processes and controls to support recognition and disclosure under the new standard. Based on work to date, the Company has preliminarily concluded that (i) its merchandise and installation sales order arrangements each independently meet the definition of a contract when each arrangement is delivered to its customers; (ii) the transaction price as impacted by sales returns and promotional activities will be similar to what it currently recognizes, including financing arrangements it offers to its customers; (iii) sales commission costs it pays to its employees will be recognized in a fashion similar to today; and (iv) installation sales will continue to be recognized on a gross basis.  The Company is also continuing to review the impact of this standard on potential disclosure changes in its financial statements and monitor the preliminary conclusions reached on its revenue streams; it currently expects to elect the modified retrospective method of transition.

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

Note 3.	Stockholders’ Equity

Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income (Loss)	$4,475	$(12,230)	$(21,897)	$(44,632)
Weighted Average Common Shares Outstanding—Basic	28,394	27,108	28,342	27,100
Effect of Dilutive Securities:
Common Stock Equivalents	303	—	—	—
Weighted Average Common Shares Outstanding—Diluted	28,697	27,108	28,342	27,100
Net Income (Loss) per Common Share—Basic	$0.16	$(0.45)	$(0.77)	$(1.65)
Net Income (Loss) per Common Share—Diluted	$0.16	$(0.45)	$(0.77)	$(1.65)

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock Options	223	916	766	856
Restricted Shares	20	580	428	515

Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to $150 million of the Company’s common stock. At June 30, 2017, the Company had approximately $14.7 million remaining under this authorization. The Company did not repurchase any shares of its common stock under this program during the three and six months ended June 30, 2017 and 2016.

Note 4.	Stock-Based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

	Stock Options	Restricted Stock Awards
Options Outstanding/Nonvested RSAs, December 31, 2016	836	586
Granted	106	196
Options Exercised/RSAs Released	(58)	(136)
Forfeited	(69)	(61)
Options Outstanding/Nonvested RSAs, June 30, 2017	815	585

Note 5.	Related Party Transactions

The Company leases stores, a warehouse, and the corporate headquarters, which includes a store location, from entities controlled by the Company’s founder, who was a stockholder and a member of the Company’s board of directors until December 31, 2016. Effective December 31, 2016, upon the departure of the Company’s founder from the board of directors, these transactions no longer meet the criteria of related party transactions. Rental expense related to these leases was $866 thousand and $1.7 million, respectively, for the three and six months ended June 30, 2016.

Note 6.	Income Taxes

The effective tax rate of 2.8% and (2.7)% for the three and six months ended June 30, 2017, respectively, principally was due to an increase to the Company’s valuation allowance offsetting its statutory income tax benefit adjusted for small discrete items that were recognized in the period. The Company has a valuation allowance due to its three-year cumulative net loss position. The effective tax rate of 37.1% and 26.5% for the three and six months ended June 30, 2016, respectively, generally reflects statutory rates and the estimated pretax income for the remainder of 2016 that was projected at that time.

At June 30, 2017, refundable income taxes and the deferred tax liability were $29.6 million and $2.8 million, respectively. At December 31, 2016, refundable income taxes and the deferred tax liability were $31.4 million and $3.8 million, respectively.

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Internal Revenue Service is conducting audits of the Company’s income tax returns for the years 2013 through 2016.

Note 7.	Commitments and Contingencies

Governmental Investigations

In March 2015, the Company received a grand jury subpoena issued in connection with a criminal investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia (the “U.S. Attorney”). In addition, on May 19, 2015, July 13, 2015 and March 11, 2016, the Company received subpoenas from the New York Regional Office of the U.S. Securities and Exchange Commission (the “SEC”) in connection with an inquiry by the SEC staff. Based on the subpoenas and the Company’s discussions to date, the Company believes the focus of both investigations primarily relates to compliance with disclosure, financial reporting and trading requirements under the federal securities laws since 2011. The Company is fully cooperating with the investigations and continues to produce documents and other information responsive to the subpoenas and other requests received from the parties. Given that the investigations are still ongoing and that no civil or criminal claims have been brought to date, the Company cannot predict the outcome of the investigations, the timing of the ultimate resolution of these matters, or reasonably estimate the possible range of loss, if any, that may result from these matters. Accordingly, no accruals have been made with respect to these matters. Any action by the U.S. Attorney or the SEC with respect to these matters could include civil or criminal proceedings and could involve fines, damage awards, regulatory consequences or other sanctions which could have a material adverse effect, individually or collectively, on the Company’s liquidity, financial condition or results of operations.

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

On June 12, 2015, the United States Judicial Panel on Multidistrict Litigation (the “MDL Panel”) issued an order transferring and consolidating ten of the related federal class actions to the United States District Court for the Eastern District of Virginia (the “Virginia Court”). In a series of subsequent conditional transfer orders, the MDL Panel has transferred the other cases to the Virginia Court. The Company continues to seek to have any newly filed cases transferred and consolidated in the Virginia Court and, ultimately, it expects all federal class actions involving formaldehyde allegations, including any newly filed cases, to be transferred and consolidated in the Virginia Court. The consolidated case in the Virginia Court is captioned In re: Lumber Liquidators Chinese-Manufactured Flooring Products Marketing, Sales, Practices and Products Liability Litigation (the “MDL”).

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

In addition, on or about April 1, 2015, Sarah Steele (“Steele”) filed a purported class action lawsuit in the Ontario, Canada Superior Court of Justice against the Company. In the complaint, Steele’s allegations include (i) strict liability, (ii) breach of implied warranty of fitness for a particular purpose, (iii) breach of implied warranty of merchantability, (iv) fraud by concealment, (v) civil negligence, (vi) negligent misrepresentation, and (vii) breach of implied covenant of good faith and fair dealing. Steele did not quantify any alleged damages in her complaint but, in addition to attorneys’ fees and costs, Steele seeks (a) compensatory damages, (b) punitive, exemplary and aggravated damages, and (c) statutory remedies related to the Company’s breach of various laws including the Sales of Goods Act, the Consumer Protection Act, the Competition Act, the Consumer Packaging and Labelling Act and the Canada Consumer Product Safety Act.

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

The Virginia Court issued an initial pretrial order instructing all parties to undertake certain discovery and planning tasks and scheduled certain preliminary conferences. Pursuant to a court order, on February 27, 2017, the plaintiffs filed a Representative Class Action Complaint in the Virginia Court. The complaint challenged the durability of the Dream Home Product and asserted claims under Alabama, California, Nevada, New York and Virginia law for breach of warranty, fraudulent concealment, violation of the Magnuson-Moss Warranty Act, and violation of consumer protection statutes. The Company filed a motion to dismiss the representative complaint, which the Virginia Court granted in part. The Company also filed a motion to strike irrelevant and prejudicial allegations from the representative complaint, which is currently pending.

Estimated Liability Associated with Formaldehyde and Abrasion MDL’s

In April 2017, the Company initiated settlement discussions to jointly settle the MDL and the Abrasion MDL. As a result of this and other developments, the Company recognized an estimated liability of $18 million in its results of operations (within selling, general and administrative expenses) for the three months ended March 31, 2017, with a corresponding current liability on the accompanying condensed consolidated balance sheet as the Company determined a loss was both probable and reasonably estimable, with no additional accrual recorded during the quarter ended June 30, 2017. This is an estimate and significant uncertainty remains regarding whether a reasonable settlement can be reached, and the timing, amount and form of any ultimate loss. The Company believes that such a settlement may be funded by a combination of cash, shares of common stock, and coupons. In July 2017, the Virginia Court appointed lead settlement counsel for the plaintiffs in each of the MDL and Abrasion MDL, and directed the parties to mediate before another federal judge of the Eastern District of Virginia for purposes of settlement discussions.

The ultimate resolution of the MDL and the Abrasion MDL matters, including the form of any settlement or any loss in the absence of a settlement, could have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity. The Company will monitor new information or developments in these contingencies in future reporting periods and adjust its accruals, as necessary, in accordance with ASC 450-20-25. The Company is currently unable to reasonably estimate the amount or range of possible loss in excess of the amounts previously accrued.

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

In addition to the MDL, the Steele matters, and the Abrasion MDL, there are a number of individual claims and lawsuits alleging (i) damages due to excessive formaldehyde emissions and (ii) damages similar to those in the Abrasion MDL. While the Company believes that a loss associated with these additional matters and the Steele matter is reasonably possible, the Company is unable to reasonably estimate the amount or range of possible loss. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity.

Gold Matter

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring that the Company sells is defective. On February 13, 2015, Gold filed an amended complaint that added three additional plaintiffs (collectively with Gold, “Gold Plaintiffs”). The Company moved to dismiss the amended complaint. The court dismissed most of Gold Plaintiffs’ claims but allowed certain omission-based claims to proceed. Gold Plaintiffs filed a Second Amended Complaint on December 16, 2015, then a Third Amended Complaint on January 20, 2016, and then a Fourth Amended Complaint on June 26, 2017. In the Fourth Amended Complaint, Gold Plaintiffs limited the complaint to the Company’s Morning Star Strand Bamboo flooring that the Company sells (the “Bamboo Product”) and allege that the Company has engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Bamboo Product and by concealing the Bamboo Product’s defective nature. In the Fourth Amended Complaint, Gold Plaintiffs limited the purported class of individuals to those who are residents of California, Florida, Illinois, Minnesota, Pennsylvania, and West Virginia, respectively, and purchased the Bamboo Product for personal, family, or household use. Gold Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, Gold Plaintiffs seek (i) a declaration that the Company’s actions violate the law and that it is financially responsible for notifying all purported class members, (ii) injunctive relief requiring the Company to replace and/or repair all of the Bamboo Product installed in structures owned by the purported class members, and (iii) a declaration that the Company must disgorge, for the benefit of the purported classes, all or part of the profits received from the sale of the allegedly defective Bamboo Product and/or to make full restitution to Gold Plaintiffs and the purported class members.

Fact discovery in the matter is now complete. The Gold Plaintiffs filed a motion for class certification seeking to certify state-wide classes for purchases of the Bamboo Product in California, Florida, Illinois, Minnesota, Pennsylvania, and West Virginia. The Company filed an opposition to class certification and a motion to exclude the opinions of the Gold Plaintiffs’ experts. These motions are currently pending. The Company also filed a motion to dismiss the non-California plaintiffs, which is currently pending.

In addition, there are a number of other claims and lawsuits alleging damages similar to those in the Gold matter. The Company disputes these and the Gold Plaintiffs’ claims and intends to defend such matters vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company is unable to estimate the amount of loss, or range of possible loss, at this time that may result from this action. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity.

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

As part of its processes in these proceedings, following the original investigation, the DOC conducts annual reviews of the CVD and AD rates. In such cases, the DOC will issue preliminary rates that are not binding and are subject to comment by interested parties. After consideration of the comments received, the DOC will issue final rates for the applicable period, which may lag by a year or more. As rates are adjusted through the administrative reviews, the Company adjusts its payments prospectively based on the final rate. The Company will begin to pay the finalized rates on each applicable future purchase when recognized by U.S. Customs and Border Protection.

The DOC made its initial determinations in the original investigation regarding CVD and AD rates on April 6, 2011 and May 26, 2011, respectively. On December 8, 2011, orders were issued setting final AD and CVD rates at a maximum of 3.3% and 1.5%, respectively. These rates became effective in the form of additional duty deposits, which the Company has paid, and applied retroactively to the DOC initial determinations.

Following the issuance of the orders issued on December 8, 2011, a number of appeals were filed by several parties, including the Company, with the Court of International Trade (“CIT”) challenging, among other things, certain aspects that may impact the validity of the AD and CVD orders and the applicable rates. The Company participated in appeals of both the AD order and CVD order. The appeal of the CVD order was dismissed in June 2015. On January 23, 2015, the CIT issued a decision rejecting the challenge of the AD rate for all but one Chinese exporter. This decision was finalized on July 6, 2015, and appealed to the Court of Appeals for the Federal Circuit (“CAFC”) on July 31, 2015. On February 15, 2017, the CAFC vacated the CIT’s prior decision and remanded with instructions to the DOC to recalculate its AD rate. The DOC’s recalculation of rates was submitted to the CIT in July 2017 for a subsequent ruling by the court. The Company is unable to determine the impact of the CAFC’s decision to vacate the initial determination of AD rates; however, the DOC’s recalculation could materially impact the Company’s previously recorded loss related to the AD rates in the original investigation and subsequent annual reviews discussed below.

In the first DOC annual review in this matter, AD rates for the period from May 26, 2011 through November 30, 2012 and CVD rates from April 6, 2011 through December 31, 2011 were modified to a maximum of 5.92% and a maximum of 0.83%, respectively, which resulted in an additional payment obligation for the Company, based on best estimates and shipments during the applicable window, of $833 thousand. The Company recorded this as a long-term liability on its accompanying consolidated balance sheet and in cost of sales in its second quarter 2015 financial statements. These AD rates have been appealed to the CIT by several parties, including the Company. While the appeal is still pending, the CIT has issued a remand to the DOC requesting reconsideration of certain AD rate calculations.

Pursuant to the second annual review, in early July 2015, the DOC finalized the AD rate for the period from December 1, 2012 through November 30, 2013 at a maximum of 13.74% and the CVD rate for the period from January 1, 2012 through December 31, 2012 at a maximum of 0.99%. The Company believes the best estimate of the probable additional amounts owed was $4.1 million for shipments during the applicable time periods, which was recorded as a long-term liability on its accompanying consolidated balance sheet and included in cost of sales in its second quarter 2015 financial statements. Beginning in July 2015, the Company began paying these rates on each applicable purchase. The company and other parties have appealed the AD rates relating to this second annual review to the CIT and that appeal is pending.

The third annual review of the AD and CVD rates was initiated in February 2015. The third AD review covered shipments from December 1, 2013 through November 30, 2014. The third CVD review covered shipments from January 1, 2013 through December 31, 2013. In May 2016, the DOC issued the final CVD rate in the third review, which was a maximum of 1.38%. On July 13, 2016, the DOC set the final AD rate at a maximum of 17.37%. The Company has appealed the AD rates to the CIT, and the appeal is currently pending. The Company believes its best estimate of the probable additional amounts owed associated with AD and CVD is approximately $5.5 million for shipments during the applicable time periods. During the quarter ended June 30, 2016, the Company recorded this amount in other long-term liabilities in its balance sheet and as a charge to earnings in cost of sales on its statement of operations.

In February 2016, the DOC initiated the fourth annual review of AD and CVD rates, which followed a similar schedule as the preceding review. The AD review covered shipments from December 1, 2014 through November 30, 2015. The CVD review covered shipments from January 1, 2014 through December 31, 2014. In May 2017, the DOC issued the final CVD rate in the fourth review, which was a maximum of 1.45%, and, in June 2017, the final AD rate in the fourth review, which was a maximum of 0.00%. Petitioners have appealed the AD rates to the CIT, and the appeal is currently pending. The Company paid AD rates in excess of the final rates during the periods impacted by the fourth annual review in the amount of $2.5 million. Given the issuance of the final AD rates, the Company has recorded a receivable in this amount in other long-term assets in its balance sheet and as a benefit to earnings in cost of sales on its statement of operations. The total amount recorded in other long-term assets for the fourth annual review in the accompanying balance sheet is $2.5 million at June 30, 2017 and the total amount recorded in other long-term liabilities through the third annual review in the accompanying balance sheets was $10.4 million at June 30, 2017 and at December 31, 2016.

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

Other Matters

The Company is also, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, while the outcome of any such claims and disputes cannot be predicted with certainty, its ultimate liability in connection with these matters is not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

Note 8.	Subsequent Events

In July 2017, the Company received a refund of $29.2 million from the IRS related to the carry back of its 2016 net operating losses to prior periods where it generated taxable income. This amount is reflected in refundable income taxes on the condensed consolidated balance sheet at June 30, 2017. The Company used $15 million of this refund to pay down its revolving credit facility, leaving an outstanding balance of $42 million as of July 31, 2017, with the remainder used for working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. Forward-looking statements in this report may include, without limitation, statements regarding legal matters and settlement discussions, the terms of and compliance with the Plea Agreement with the Department of Justice (the “Plea Agreement”) and the associated environmental compliance plan (the “Lacey Compliance Plan”), the Company’s ability to borrow under its revolving credit facility, elevated levels of legal and professional fees, costs associated with the Products Liability Cases, costs associated with antidumping and countervailing duties, costs associated with the disposal of Chinese laminates, elevated levels of payroll and stock-based compensation expense, sales growth, comparable store net sales, number of stores providing installation services, impact of cannibalization, impact of inflation, price changes, inventory availability and inventory per store, inventory valuation, earnings performance, stock-based compensation expense, margins, return on invested capital, advertising costs, costs to administer the Company’s indoor air quality testing program, intention to conduct additional investigation and reviews in connection with certain consumers’ indoor air quality tests, strategic direction, the scale of the expansion of and transition to the Company’s laminate products sourced from Europe and North America, supply chain, the demand for the Company’s products, benefits from an improving housing market, volatility in the housing market; construction of engineered hardwood as to not be subject to anti-dumping and countervailing duties, ultimate resolution of governmental investigations, and store openings and remodels. The Company’s actual results could differ materially from those projected in or contemplated by the forward-looking statements as a result of potential risks, uncertainties and other factors including, but not limited to, changes in general economic and financial conditions, such as the rate of unemployment, consumer access to credit, and interest rate; the volatility in mortgage rates; the legislative/regulatory climate; political unrest in the countries of the Company’s suppliers; the ability to retain and motivate Company employees; the availability of sufficient suitable hardwood; the impact on the Company if the Company is unable to maintain quality control over its products; the cost and effect on the Company’s reputation of, and consumers’ purchasing decisions in connection with, unfavorable allegations surrounding the product quality of the Company’s laminates sourced from China; the terms of and compliance with the voluntary measures associated with the settlement agreement with the California Air Resources Board; the terms of and compliance with the corrective action plan associated with the settlement agreement with the Consumer Product Safety Commission; changes in international trade laws and treaties; the Company’s suppliers’ ability to meet its quality assurance requirements; disruption in the Company’s suppliers’ abilities to supply needed inventory; the impact on the Company’s business of its expansion of laminate products sourced from Europe and North America and the flooring industry’s demand for product from these regions; disruptions or delays in the production, shipment, delivery or processing through ports of entry; the strength of the Company’s competitors and their ability to increase their market share; slower growth in personal income; the number of customers requesting and cost associated with addressing the Company’s indoor air quality testing program; the ability to collect necessary additional information from applicable customers in connection with indoor air quality test results; changes in business and consumer spending and the demand for the Company’s products; changes in transportation costs; the rate of growth of residential remodeling and new home construction; the Company’s ability to offset the effects of the rate of inflation, if higher than expected; the demand for and profitability of installation services; changes in the scope or rates of any antidumping or countervailing duty rates applicable to the Company’s products; the duration, costs and outcome of pending or potential litigation or governmental investigations; ability to successfully and timely implement the Lacey Compliance Plan; ability to make timely payments pursuant to the terms of the Plea Agreement; ability to borrow under its revolving credit facility; ability to reach an appropriate resolution in connection with the governmental investigations; uncertainty regarding the disposition of the laminate flooring sourced from China and costs and/or benefits associated with such disposal; and inventory levels. The Company specifically disclaims any obligation to update these statements, which speak only as of the dates on which such statements are made, except as may be required under the federal securities laws.

Information regarding these additional risks and uncertainties is contained in the Company’s other reports filed with the SEC, including the Item 1A, “Risk Factors,” section of the Form 10-K for the year ended December 31, 2016.

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2016.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America, offering a complete purchasing solution across an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, resilient vinyl, engineered vinyl plank, bamboo, engineered bamboo, cork and wood-look ceramic tile. At June 30, 2017, we sold our products through 385 Lumber Liquidators stores in 46 states in the United States and in Canada, a call center, websites and catalogs.

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

Executive Summary

Net sales for the second quarter of 2017 increased $25.4 million, or 10.7%, to $263.5 million from $238.1 million in the second quarter of 2016. Net sales in comparable stores increased $21 million, or 8.8%, with an increase in merchandise sales in comparable stores of 6.1%. Net sales in non-comparable stores increased $4.4 million.

Gross profit increased 38.1% in the second quarter of 2017 to $97.5 million from $70.6 million in the comparable period in 2016. Gross margin increased to 37% in the second quarter of 2017 from 29.7% in the second quarter of 2016. During the quarter ended June 30, 2017, gross margin was favorably impacted by the revisions to anti-dumping rates ($2.8 million) and a reduction of $1 million in the reserve for our Air Quality Testing Program due to lower test kit requests and lower administrative cost estimates. The three and six months ending June 30, 2016 were negatively impacted by $5.5 million in estimated anti-dumping charges and $3.3 million for our Air Quality Testing Program. Excluding these costs from both years, which are summarized in the table below, the 220 basis points improvement from 2016 was due to increases in the sales mix of manufactured products such as vinyl and ancillary products, both of which have higher gross margins, and lower transportation costs. These benefits were offset by installation sales that have slightly lower gross margins.

SG&A expenses increased 2.7% in the second quarter of 2017 to $92.3 million from $89.9 million in the comparable period in 2016, including legal and professional fees as well as settlement expenses in connection with our defense of various legal and regulatory matters. These legal and regulatory costs were down in the three months ended June 30, 2017 as compared to the comparable period in the prior year and will continue to fluctuate in line with case activity until the outstanding legal matters are resolved. These items are described in a supplemental table in the SG&A section below. Excluding these items from both periods, SG&A increased $7.5 million in the three months ended June 30, 2017 as compared to the year ago period primarily driven by a $3.9 million increase in payroll due to greater store level staffing, the development of our Installations and Pro Sales teams, and investments in corporate capabilities, a $1 million increase in advertising and a $2 million increase in other operating expenses.

Net income for the three months ended June 30, 2017 was $4.5 million, resulting in income of $0.16 per diluted share, compared to a net loss of $12.2 million, resulting in a loss of $0.45 per diluted share, for the three months ended June 30, 2016.

Our principal sources of liquidity included $7.6 million of cash and cash equivalents at June 30, 2017 and availability under our revolving credit facility (including certain limitations) of $75.2 million but not including approximately $29 million in refundable income taxes received in July 2017. We had $57 million outstanding on our revolving credit facility at June 30, 2017, which is down $15 million in the quarter but is an increase of $17 million from the $40 million that was outstanding as December 31, 2016. We used the income tax refund received subsequent to the end of the quarter to repay an additional $15 million on our revolving credit facility and for working capital. We did not open any new stores in the second quarter of 2017, so our total store count remains at 385 stores as of June 30, 2017.

Strategic Direction

We continue to focus on several key initiatives related to our core business that we believe will strengthen our sales, operating margin and provide an improved shopping experience to our customers. These initiatives include:

•	Focusing on store performance: We believe our store model provides a competitive advantage by allowing our associates to assist customers throughout the buying process to ensure optimal product selection, accessories and installation support. We continued to invest in structured training periods within our stores, which we believe leads to a more consistent, high-quality experience for our customers. We are confident that our investment in our people will provide long-term value to the Company.

•	Strengthening our value proposition: We offer a broad assortment of high-quality flooring in varying widths, species, and constructions, as well as moldings and accessories, sold by flooring experts that strive to provide the highest level of service in the industry. During the first six months of 2017, we strengthened our assortment as well as focused on the benefits of our many waterproof products, including the introduction of new, exclusive products such as click ceramic plank. We remain committed to ensuring that we carry the most complete assortment of trend-right products in the industry.

•	Responsible, compliant sourcing activities: We are committed to ensuring our compliance programs are operationalized and that they continue to enable the Company to confidently source products on a global basis.

•	Opportunistically expanding our business to better serve our customers: We serve both DIY customers as well as DIFM customers who prefer to have those products installed for them. We continue to increase the number of stores which offer installation services coordinated by our associates and believe offering installation services enables us to broaden the market for our products. Additionally, we continue our focus on infrastructure to support our commercial business. We also continue to expand our store base. Although in the second quarter we did not open any stores, we opened two new stores in the month of July. We intend to continue our modest approach to store openings through 2017 as we focus on strengthening our value proposition.

•	Returning to profitability: We continue to pursue pricing, assortment, and sourcing strategies to drive gross margin while diligently optimizing the cost and effectiveness of corporate capabilities to reduce SG&A expenses as a percentage of sales.

We believe the selected sales data, the percentage relationship between net sales and major categories in the consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Improvement
	% of Net Sales		(Decline) in
	Three Months Ended June 30,		Dollar Amounts
	2017	2016	2017 vs. 2016
Net Sales	100.0%	100.0%	10.7%
Gross Profit	37.0%	29.7%	38.1%
Selling, General, and Administrative Expenses	35.0%	37.8%	-2.7%
Operating Income (Loss)	1.9%	(8.1)%	126.5%
Other (Income) Expense	0.2%	0.1%	-298.1%
Income (Loss) Before Income Taxes	1.7%	(8.2)%	123.7%
Provision for Income Taxes	-%	(3.0)%	-101.8%
Net Income (Loss)	1.7%	(5.2)%	136.6%

			% Improvement
	% of Net Sales		(Decline) in
	Six Months Ended June 30,		Dollar Amounts
	2017	2016	2017 vs. 2016
Net Sales	100.0%	100.0%	8.5%
Gross Profit	36.0%	31.1%	25.6%
Selling, General, and Administrative Expenses	40.0%	43.9%	1.2%
Operating Income (Loss)	(4.0)%	(12.8)%	66.4%
Other (Income) Expense	0.2%	0.1%	-265.2%
Loss Before Income Taxes	(4.2)%	(12.9)%	64.9%
Provision for Income Taxes	0.1%	(3.4)%	103.6%
Net Loss	(4.3)%	(9.5)%	50.9%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other Selected Data	2017	2016	2017	2016

Average sale[1]	3.5%	0.7%	4.2%	0.4%
Average retail price per unit sold[2]	(0.6)%	(3.1)%	(0.6)%	(3.2)%

Number of stores open at end of period	385	379	385	379
Number of stores in expanded showroom format	151	144	151	144
Number of stores opened in period	-	4	2	5

Comparable stores[3]:
Net sales	8.8%	(7.2)%	6.8%	(10.6)%
Customers invoiced[4]	5.3%	(7.9)%	2.6%	(11.0)%
Net sales of stores operating for 13 to 36 months	13.7%	(4.2)%	11.7%	(6.5)%
Net sales of stores operating for more than 36 months	8.5%	(7.7)%	6.5%	(11.2)%

Net sales in markets with all stores comparable (no cannibalization)	9.5%	(5.6)%	7.5%	(8.9)%
Net sales in cannibalized markets[5]	27.3%	7.5%	21.9%	3.3%

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

Results of Operations

Net Sales

Net sales for second quarter ended June 30, 2017 increased $25.4 million, or 10.7%, from the comparable period in 2016 as net sales in comparable stores increased $21 million, or 8.8%, and net sales in non-comparable stores increased $4.4 million. Net sales for six months ended June 30, 2017 increased $40.3 million, or 8.5%, from the comparable period in 2016 as net sales in comparable stores increased $32 million, or 6.8%, and net sales in non-comparable stores increased $8.3 million. The 8.8% growth in sales for comparable stores in the quarter consisted of a 6.1% growth in merchandise sales and a 60.2% growth in installation sales as we continue geographic expansion of this service. Also for comparable stores, the number of customers invoiced was up 5.3% versus the comparable period in the prior year, while the average sale grew 3.5%. The increased attachment of installation services and the growth in our commercial business (which has a larger average purchase size) drove the higher average sale. The growth in merchandise sales was driven heavily by vinyl and tile products, along with moldings and accessories, that more than offset declines in our wood products. Revenues from our installation program increased 63.5% to $19.7 million and 63.5% to $34.3 million for the three and six months ended June 30, 2017, respectively, as compared to the comparable periods in 2016, while our commercial business continued to grow modestly as a percentage of total revenue to just over 20%.

Gross Profit

Gross profit increased 38.1% in the second quarter of 2017 to $97.5 million from $70.6 million in the comparable period in 2016. Gross margin increased to 37% in the second quarter of 2017 from 29.7% in the second quarter of 2016. The change in gross margin was primarily attributable to the changes in antidumping and countervailing duties and air quality test kit charges from the second quarter of 2016 to the second quarter of 2017 as well as increases in the sales mix of laminates and vinyl, which generally have lower retail price points but higher gross margins. Gross profit increased 25.6% during the six months ended June 30, 2017 to $184.3 million from $146.7 million in the comparable period in 2016. Gross margin increased to 36% in the first half of 2017 from 31.1% in the first half of 2016 primarily driven by similar factors impacting the second quarter of 2017.

During the quarter ended June 30, 2017, gross margin was favorably impacted by the revisions to anti-dumping rates ($2.8 million) for period 4 (which covers the period between December 2014 and November 2015) where final rates were below the rates we had previously paid and recorded (see Part II, Item 1. Legal Proceedings disclosure for more details). The quarter ended June 30, 2017 was also favorably impacted by a reduction of $1 million in the reserve for our Air Quality Testing Program due to lower test kit requests and lower administrative cost estimates. The three and six months ending June 30, 2016 were negatively impacted by $5.5 million in estimated anti-dumping charges and $3.3 million for our Air Quality Testing Program. These costs are summarized in the table below. If the collective impact of these revisions in estimates is excluded, the second quarter 2017 gross margin would have been 35.5%, while the comparable year ago quarter’s gross margin would have been 33.3%. The 220 basis points improvement from the second quarter of 2016 was due to increases in the sales mix of manufactured products such as vinyl and ancillary products, both of which have higher gross margins and lower transportation costs. These benefits were offset by higher installation sales that have slightly lower gross margins.

Items impacting gross margin with comparisons to the prior-year periods include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Antidumping (Income) Charges [1]	$(2,797)	$5,450	$(2,797)	$5,450
Indoor Air Quality Testing Program [2]	(993)	3,292	(993)	6,187
Total	$(3,790)	$8,742	$(3,790)	$11,637

1 We recognized countervailing and antidumping income of $2.8 million and costs of $5.5 million associated with applicable shipments of engineered hardwood from China for the three months ended June 30, 2017 and 2016, respectively.

2 In the second quarter 2017, we reduced the reserve for estimated costs to be incurred related to our indoor air quality testing program by approximately $1 million. During the quarter ended June 30, 2016, we initially established a reserve of $3.6 million representing our best estimate of costs to be incurred in the future periods to service this program. This reserve is recorded in other current liabilities in the condensed consolidated balance sheet.

Selling, General and Administrative Expenses

SG&A expenses increased 2.7% in the second quarter of 2017 to $92.3 million from $89.9 million in the comparable period in 2016, including legal and professional fees as well as settlement expenses in connection with our defense of various legal and regulatory matters. These legal and professional fees were down in the three months ended June 30, 2017 as compared to the comparable period in the prior year and will continue to fluctuate in line with case activity until the outstanding legal matters are resolved. These items are described in a supplemental table in the SG&A section below. Excluding these items from both periods, SG&A increased $7.5 million in the three months ended June 30, 2017 as compared to the year ago period primarily driven by a $3.9 million increase in payroll due to greater store level staffing, the development of our Installations and Pro Sales teams, and investments in corporate capabilities, a $1 million increase in advertising and a $2 million increase in other operating expenses.

SG&A expenses decreased 1.3% during the six months ended June 30, 2017 to $204.5 million from $207.1 million in the comparable period in 2016. This decrease compared to the year ago period is the net of a charge of $18 million in the first quarter of 2017 related to our MDL and Abrasion MDL which was more than fully offset by the combined total of the $15.4 million charge related to our securities litigation in the first quarter of 2016 and an $12.8 million decline in incremental legal and professional fees related to legacy legal and regulatory issues. These incremental legal and professional fees will continue to fluctuate in line with case activity until the outstanding legal matters are resolved.  These items are described in a supplemental table in the SG&A section below. Excluding these items from both periods, SG&A increased $12.4 million as compared to the year ago period primarily driven by a $8.1 million increase in payroll due to greater store level staffing, the development of our Installations and Pro Sales teams, and investments in corporate capabilities, a $0.2 million increase in advertising and a $2.5 million increase in other operating expenses.

Items impacting SG&A with comparisons to the prior-year periods include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Multidistrict Litigation [1]	$-	$-	$18,000	$-
Legal and Professional Fees [2]	3,553	8,294	5,897	18,708
Securities Class Action [3]	-	(600)	-	15,420
All Other [4]	-	945	-	2,220
Total	$3,553	$8,639	$23,897	$36,348

1 This amount represents the charge to earnings related to our offer to settle our MDL and Abrasion MDL, which is described more fully in Note 7 to the condensed consolidated financial statements.

2 Represents charges to earnings related to our defense of various significant legal actions during the period. This does not include all legal costs incurred by the Company.

3 This amount represents the net charge to earnings related to the stock-based element of our 2016 settlement in the securities class action lawsuit.

4 All Other primarily relates to various payroll factors, including our retention initiatives, and the net impact of the CARB and Prop 65 settlements in 2016.

Operating Loss and Operating Margin

Operating income (loss) for the three and six months ended June 30, 2017 was $5.1 million and $(20.3) million, respectively, compared to operating losses of $19.3 million and $60.4 million in the comparable periods in 2016. Operating income (loss) as a percent of net sales was 1.9% and (4.0)%, respectively, for the three and six months ended June 30, 2017 compared to (8.1)% and (12.8)%, respectively, for the three and six months ended June 30, 2016.

Provision for Income Taxes

The effective tax rate of 2.8% and (2.7)% for the three and six months ended June 30, 2017, respectively, principally was due to an increase to our valuation allowance offsetting our statutory income tax benefit adjusted for small discrete items that were recognized in the period. We have a valuation allowance due to our three-year cumulative net loss position for tax. The effective tax rate of 37.1% and 26.5% for the three and six months ended June 30, 2016, respectively, generally reflects statutory rates and the estimated pretax income for the remainder of 2016 that was projected at that time.

At June 30, 2017, refundable income taxes and the deferred tax liability were $29.6 million and $2.8 million, respectively. At December 31, 2016, refundable income taxes and the deferred tax liability were $31.4 million and $3.8 million, respectively.

We file income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The Internal Revenue Service is conducting audits of our income tax returns for the years 2013 through 2016.

Diluted Earnings per Share

Net income for the three months ended June 30, 2017 was $4.5 million, resulting in income of $0.16 per diluted share, compared to a net loss of $12.2 million, resulting in a loss of $0.45 per diluted share, for the three months ended June 30, 2016. Net loss for the first six months of 2017 was $21.9 million, resulting in a loss of $0.77 per diluted share, compared to a net loss of $44.6 million, resulting in a loss of $1.65 per diluted share, for the first six months of 2016.

Seasonality

Our net sales fluctuate slightly as a result of seasonal factors, and we adjust merchandise inventories in anticipation of those factors, causing variations in our build of merchandise inventories. Generally, we experience higher-than-average net sales in the spring and fall, when more home remodeling activities are taking place, and lower-than-average net sales in the winter months and during the hottest summer months. These seasonal fluctuations, however, are minimized to some extent by our national presence, as markets experience different seasonal characteristics.

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. We periodically use excess cash flow to repurchase shares of our common stock under our stock repurchase program, however, our share repurchase plan is indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. Our principal sources of liquidity at June 30, 2017 were cash and cash equivalents of $7.6 million and availability under our revolving credit facility. The outstanding balance of the revolving credit facility was $57 million at June 30, 2017, which left availability under the facility of $75.2 million (including certain limitations). It carried an interest rate of 2.75%. Subsequent to quarter-end, we received the 2016 tax refund of $29.2 million which we used to repay an additional $15 million on our revolving credit facility and for working capital. We believe that cash flow from operations, together with existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the next twelve months.

In 2017, we believe that capital expenditures will total between $10 million and $12 million, but we will continue to assess and adjust our level of capital expenditures based on changing circumstances. Included in our capital requirements, we will continue to selectively evaluate the opening of new stores and the remodeling and relocating of existing stores while continuing to focus on our current store base.

In addition, we continue to address the outstanding legal matters, including the Products Liability Cases, which, if settled, could have a material adverse effect on our liquidity in future periods.

Cash and Cash Equivalents

During the first six months of 2017, cash and cash equivalents decreased $2.6 million to $7.6 million. The decrease of cash and cash equivalents was primarily due to $16.8 million of net cash used in operating activities, primarily reflecting the repayment of accounts payables following the build in inventory during the fourth quarter of 2016, and $3.8 million used for capital expenditures, partially offset by $17 million of net borrowings under the revolving credit facility.

During the first six months of 2016, cash and cash equivalents decreased $14 million to $12.7 million. The decrease of cash and cash equivalents was primarily due to $23.7 million of net cash used in operating activities and $3.8 million used for capital expenditures, which were partially offset by the $12 million of net borrowings under the revolving credit facility. The cash used in operations primarily funded significant increases in inventory levels during the six months ended June 30, 2016.

Merchandise Inventories

Merchandise inventories at June 30, 2017 decreased $26.8 million from December 31, 2016, due to decreases in both available for sale inventory and inbound in-transit inventory of $1.7 million and $25.1 million, respectively. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of	As of	As of
	June 30, 2017	December 31, 2016	June 30, 2016
	(in thousands)
Inventory – Available for Sale	$255,849	$257,537	$231,229
Inventory – Inbound In-Transit	19,293	44,355	23,708
Total Merchandise Inventories	$275,142	$301,892	$254,937

Available Inventory Per Store	$665	$672	$610

Available inventory per store at June 30, 2017 was lower than December 31, 2016 primarily due to planned declines after heavier inventory purchases in the fourth quarter of 2016 ahead of the spring selling season and the Chinese New Year. Available inventory per store was higher than at June 30, 2016 primarily as a result of our prior-year efforts to simplify our assortment and better manage working capital. In 2017, our focus is on broadening our assortment with innovative products while also ensuring the right mix of those products are available in our stores to meet customer demand. We believe that this, coupled with flooring experts that strive to provide the highest level of service in the industry, will enhance the shopping experience for our customers. We expect inventory will continue to decline through the third quarter of 2017 to the range of $255 to $265 million.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning.

Cash Flows

The following table summarizes our cash flow activities for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(In thousands)	2017	2016
Net Cash (used in) provided by:

Operating Activities	$(16,756)	$(23,725)
Investing Activities	(3,597)	(3,259)
Financing Activities	17,084	12,114
Effect of Exchange Rates	637	899
Total	$(2,632)	$(13,971)

Operating Activities. Net cash used in operating activities was $16.8 million and $23.7 million for the six months ended June 30, 2017 and 2016, respectively. Net cash flows used in operating activities in the first six months of 2017 decreased primarily due to a $51.6 million reduction in accounts payable, partially offset by a declines in merchandise inventories of $25.9 million. Net cash flows used in operating activities in the first six months of 2016 reflected an increase in inventory and other working capital changes.

Investing Activities. Net cash used in investing activities, primarily for capital expenditures, was $3.6 million and $3.3 million for the six months ended June 30, 2017 and 2016, respectively. Net cash used in capital expenditures in both the six month periods ended June 30, 2017 and 2016 were primarily related to new store openings and information technology initiatives.

Financing Activities. Net cash provided by financing activities was $17.1 million and $12.1 million for the six months ended June 30, 2017 and 2016, respectively. Net cash provided by financial activities was primarily due to $17 million and $12 million of net borrowings on the revolving credit facility during the six months ended June 30, 2017 and 2016, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our revolving credit facility are exposed to interest rate risk due to the variable rate of the facility. As of June 30, 2017, we had $57 million outstanding under our revolving credit facility.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Governmental Investigations

In March 2015, we received a grand jury subpoena issued in connection with a criminal investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia (the “U.S. Attorney”). In addition, on May 19, 2015, July 13, 2015 and March 11, 2016, we received subpoenas from the New York Regional Office of the U.S. Securities and Exchange Commission (the “SEC”) in connection with an inquiry by the SEC staff. Based on the subpoenas and our discussions to date, we believe the focus of both investigations primarily relates to compliance with disclosure, financial reporting and trading requirements under the federal securities laws since 2011. We are fully cooperating with the investigations and continue to produce documents and other information responsive to the subpoenas and other requests received from the parties. Given that the investigations are still ongoing and that no civil or criminal claims have been brought to date, we cannot predict the outcome of the investigations, the timing of the ultimate resolution of these matters, or reasonably estimate the possible range of loss, if any, that may result from these matters. Accordingly, no accruals have been made with respect to these matters. Any action by the U.S. Attorney or the SEC with respect to these matters could include civil or criminal proceedings and could involve fines, damage awards, regulatory consequences or other sanctions which could have a material adverse effect, individually or collectively, on our liquidity, financial condition or results of operations.

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

On June 12, 2015, the United States Judicial Panel on Multidistrict Litigation (the “MDL Panel”) issued an order transferring and consolidating ten of the related federal class actions to the United States District Court for the Eastern District of Virginia (the “Virginia Court”). In a series of subsequent conditional transfer orders, the MDL Panel has transferred the other cases to the Virginia Court. We continue to seek to have any newly filed cases transferred and consolidated in the Virginia Court and ultimately, we expect all federal class actions involving formaldehyde allegations, including any newly filed cases, to be transferred and consolidated in the Virginia Court. The consolidated case in the Virginia Court is captioned In re: Lumber Liquidators Chinese-Manufactured Flooring Products Marketing, Sales, Practices and Products Liability Litigation (the “MDL”).

Pursuant to a court order, plaintiffs filed a Representative Class Action Complaint in the Virginia Court on September 11, 2015. The complaint challenged our labeling of our flooring products and asserted claims under California, New York, Illinois, Florida and Texas law for fraudulent concealment, violation of consumer protection statutes, negligent misrepresentation and declaratory relief, as well as a claim for breach of implied warranty under California law. Thereafter, on September 18, 2015, plaintiffs filed the First Amended Representative Class Action Complaint (“FARC”) in which they added implied warranty claims under New York, Illinois, Florida and Texas law, as well as a federal warranty claim. We filed a motion to dismiss and answered the FARC. The Virginia Court granted the motion as to claims for negligent misrepresentation filed on behalf of certain plaintiffs, deferred as to class action allegations, and otherwise denied the motion. We also filed a motion to strike nationwide class allegations, on which the Virginia Court has not yet ruled. We also filed a motion to strike all personal injury claims made in class action complaints. Plaintiffs subsequently agreed and the Virginia Court has ordered that no Chinese formaldehyde class action pending in this lawsuit will seek damages for personal injury on a class-wide basis. The order does not affect any claims for personal injury brought solely on an individual basis. Our motion for summary judgment on plaintiffs’ First Amended Representative Complaint in the MDL was granted in part and denied in part, and our motion to exclude expert reports and testimony by plaintiffs’ experts related to deconstructive testing was denied.

In addition, on or about April 1, 2015, Sarah Steele (“Steele”) filed a purported class action lawsuit in the Ontario, Canada Superior Court of Justice against us. In the complaint, Steele’s allegations include (i) strict liability, (ii) breach of implied warranty of fitness for a particular purpose, (iii) breach of implied warranty of merchantability, (iv) fraud by concealment, (v) civil negligence, (vi) negligent misrepresentation, and (vii) breach of implied covenant of good faith and fair dealing. Steele did not quantify any alleged damages in her complaint but, in addition to attorneys’ fees and costs, Steele seeks (a) compensatory damages, (b) punitive, exemplary and aggravated damages, and (c) statutory remedies related to our breach of various laws including the Sales of Goods Act, the Consumer Protection Act, the Competition Act, the Consumer Packaging and Labelling Act and the Canada Consumer Product Safety Act.

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

The Virginia Court issued an initial pretrial order instructing all parties to undertake certain discovery and planning tasks and scheduled certain preliminary conferences. Pursuant to a court order, on February 27, 2017, the plaintiffs filed a Representative Class Action Complaint in the Virginia Court. The complaint challenged the durability of the Dream Home Product and asserted claims under Alabama, California, Nevada, New York and Virginia law for breach of warranty, fraudulent concealment, violation of the Magnuson-Moss Warranty Act, and violation of consumer protection statutes. We filed a motion to dismiss the representative complaint, which the Virginia Court granted in part. We also filed a motion to strike irrelevant and prejudicial allegations from the representative complaint, which is currently pending.

Estimated Liability Associated with Formaldehyde and Abrasion MDL’s

In April 2017, we initiated settlement discussions to jointly settle the MDL and the Abrasion MDL. As a result of this and other developments, we recognized an estimated liability of $18 million in our results of operations (within selling, general and administrative expenses) for the three months ended March 31, 2017, with a corresponding current liability on the accompanying condensed consolidated balance sheet as we determined a loss was both probable and reasonably estimable, with no additional accrual recorded during the quarter ended June 30, 2017. This is an estimate and significant uncertainty remains regarding whether a reasonable settlement can be reached, and the timing, amount and form of any ultimate loss. We believe that such a settlement may be funded by a combination of cash, shares of common stock, and coupons. In July 2017, the Virginia Court appointed lead settlement counsel for the plaintiffs in each of the MDL and Abrasion MDL, and directed the parties to mediate before another federal judge of the Eastern District of Virginia for purposes of settlement discussions.

The ultimate resolution of the MDL and the Abrasion MDL matters, including the form of any settlement or any loss in the absence of a settlement, could have a material adverse effect, individually or collectively, on our results of operations, financial condition, and liquidity. We will monitor new information or developments in these contingencies in future reporting periods and adjust our accruals, as necessary, in accordance with ASC 450-20-25. We are currently unable to reasonably estimate the amount or range of possible loss in excess of the amounts previously accrued.

If we are unable to reach a reasonable settlement, we will defend the matter vigorously and believe there are meritorious defenses and legal standards that must be met for, among other things, class certification and success on the merits. We do not have insurance coverage with respect to the MDL and Steele matters, and may have limited insurance coverage relative to the Abrasion MDL.

In addition to the MDL, the Steele matters, and the Abrasion MDL, there are a number of individual claims and lawsuits alleging (i) damages due to excessive formaldehyde emissions and (ii) damages similar to those in the Abrasion MDL. While we believe that a loss associated with these additional matters and the Steele matter is reasonably possible, we are unable to reasonably estimate the amount or range of possible loss. Any such losses could, potentially, have a material adverse effect, individually or collectively, on our results of operations, financial condition, and liquidity.

Gold Matter

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring that we sell is defective. On February 13, 2015, Gold filed an amended complaint that added three additional plaintiffs (collectively with Gold, “Gold Plaintiffs”). We moved to dismiss the amended complaint. The court dismissed most of Gold Plaintiffs’ claims but allowed certain omission-based claims to proceed. Gold Plaintiffs filed a Second Amended Complaint on December 16, 2015, and a Third Amended Complaint on January 20, 2016 and then a Fourth Amended Complaint on June 26, 2017. In the Fourth Amended Complaint, Gold Plaintiffs limited the complaint to the Company’s Morning Star Strand Bamboo flooring that the Company sells (the “Bamboo Product”) and allege that we have engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Bamboo Product and by concealing the Bamboo Product’s defective nature. In the Fourth Amended Complaint, Gold Plaintiffs limited the purported class of individuals to those who are residents of California, Florida, Illinois, Minnesota, Pennsylvania, and West Virginia, respectively, and purchased the Bamboo Product for personal, family, or household use. Gold Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, Gold Plaintiffs seek (i) a declaration that our actions violate the law and that we are financially responsible for notifying all purported class members, (ii) injunctive relief requiring us to replace and/or repair all of the Bamboo Product installed in structures owned by the purported class members, and (iii) a declaration that we must disgorge, for the benefit of the purported classes, all or part of our profits received from the sale of the allegedly defective Bamboo Product and/or to make full restitution to Gold Plaintiffs and the purported class members.

Fact discovery in the matter is now complete. The Gold Plaintiffs filed a motion for class certification seeking to certify state-wide classes for purchases of the Bamboo Product in California, Florida, Illinois, Minnesota, Pennsylvania, and West Virginia. We filed an opposition to class certification and a motion to exclude the opinions of the Gold Plaintiffs’ experts. These motions are currently pending. We also filed a motion to dismiss the non-California plaintiffs, which is currently pending.

In addition, there are a number of other claims and lawsuits alleging damages similar to those in the Gold matter. We dispute these and the Gold Plaintiffs’ claims and intend to defend such matters vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we are unable to estimate the amount of loss, or range of possible loss, at this time that may result from this action. Any such losses could, potentially, have a material adverse effect, individually or collectively, on our results of operations, financial condition, and liquidity.

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

As part of its processes in these proceedings, following the original investigation, the DOC conducts annual reviews of the CVD and AD rates. In such cases, the DOC will issue preliminary rates that are not binding and are subject to comment by interested parties. After consideration of the comments received, the DOC will issue final rates for the applicable period, which may lag by a year or more. As rates are adjusted through the administrative reviews, we adjust our payments prospectively based on the final rate. We will begin to pay the finalized rates on each applicable future purchase when recognized by U.S. Customs and Border Protection.

The DOC made its initial determinations in the original investigation regarding CVD and AD rates on April 6, 2011 and May 26, 2011, respectively. On December 8, 2011, orders were issued setting final AD and CVD rates at a maximum of 3.3% and 1.5%, respectively. These rates became effective in the form of additional duty deposits, which we have paid, and applied retroactively to the DOC initial determinations.

Following the issuance of the orders issued on December 8, 2011, a number of appeals were filed by several parties, including us, with the Court of International Trade (“CIT”) challenging, among other things, certain aspects that may impact the validity of the AD and CVD orders and the applicable rates. We participated in appeals of both the AD order and CVD order. The appeal of the CVD order was dismissed in June 2015. On January 23, 2015, the CIT issued a decision rejecting the challenge of the AD rate for all but one Chinese exporter. This decision was finalized on July 6, 2015, and appealed to the Court of Appeals for the Federal Circuit (“CAFC”) on July 31, 2015. On February 15, 2017, the CAFC vacated the CIT’s prior decision and remanded with instructions to the DOC to recalculate its AD rate. The DOC’s recalculation of rates was submitted to the CIT in July 2017 for a subsequent ruling by the court. We are unable to determine the impact of the CAFC’s decision to vacate the initial determination of AD rates; however, the DOC’s recalculation could materially impact our previously recorded loss related to the AD rates in the original investigation and subsequent annual reviews discussed below.

In the first DOC annual review in this matter, AD rates for the period from May 26, 2011 through November 30, 2012 and CVD rates from April 6, 2011 through December 31, 2011, were modified to a maximum of 5.92% and a maximum of 0.83%, respectively, which resulted in an additional payment obligation for us, based on best estimates and shipments during the applicable window, of $0.8 million. We recorded this as a long-term liability on our accompanying consolidated balance sheet and in cost of sales in our second quarter 2015 financial statements. These AD rates have been appealed to the CIT by several parties, including us. While the appeal is still pending, the CIT has issued a remand to the DOC requesting reconsideration of certain AD rate calculations.

Pursuant to the second annual review, in early July 2015, the DOC finalized the AD rate for the period from December 1, 2012 through November 30, 2013 at a maximum of 13.74% and the CVD rate for the period from January 1, 2012 through December 31, 2012 at a maximum of 0.99%.We believe the best estimate of the probable additional amount owed was $4.1 million for shipments during the applicable time periods, which was recorded as a long-term liability on our accompanying consolidated balance sheet and included in cost of sales in our second quarter 2015 financial statements. Beginning in July 2015, we began paying these rates on each applicable purchase. We and other parties have appealed the AD rates relating to this second annual review to the CIT and that appeal is pending.

The third annual review of the AD and CVD rates was initiated in February 2015. The third AD review covered shipments from December 1, 2013 through November 30, 2014. The third CVD review covered shipments from January 1, 2013 through December 31, 2013. In May 2016, the DOC issued the final CVD rate in the third review, which was a maximum of 1.38%. On July 13, 2016, the DOC set the final AD rate at a maximum of 17.37%. We have appealed the AD rates to the CIT, and the appeal is currently pending. We believe our best estimate of the probable additional amount owed associated with AD and CVD is approximately $5.5 million for shipments during the applicable time periods. During the quarter ended June 30, 2016, we recorded this amount in other long-term liabilities in our balance sheet and as a charge to earnings in cost of sales on our statement of operations.

In February 2016, the DOC initiated the fourth annual review of AD and CVD rates, which followed a similar schedule as the preceding review. The AD review covered shipments from December 1, 2014 through November 30, 2015. The CVD review covered shipments from January 1, 2014 through December 31, 2014. In May 2017, the DOC issued the final CVD rate in the fourth review, which was a maximum of 1.45%, and, in June 2017, the final AD rate in the fourth review, which was a maximum of 0.00%. Petitioners have appealed the AD rates to the CIT, and the appeal is currently pending. We paid AD rates in excess of the final rates during the periods impacted by the fourth annual review in the amount of $2.5 million. Given the issuance of the final AD rates, we have recorded a receivable in this amount in other long-term assets in its balance sheet and as a benefit to earnings in cost of sales on its statement of operations. The total amount recorded in other long-term assets for the fourth annual review in the accompanying balance sheet is $2.5 million at June 30, 2017 and the total amount recorded in other long-term liabilities through the third annual review in the accompanying balance sheets was $10.4 million at June 30, 2017 and at December 31, 2016.

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

Other Matters

We are also, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, while the outcome of any such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on the results of operations, financial position or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended June 30, 2017 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Maximum Dollar Value of Shares That May Yet Be Purchased as Part of Publicly Announced Programs[2]
April 1, 2017 to April 30, 2017	—	—	—	—
May 1, 2017 to May 31, 2017	—	—	—	—
June 1, 2017 to June 30, 2017	—	—	—	—
Total	—	—	—	—

[1]	We repurchased 8,487 shares of our common stock, at an average price of $29.69, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended June 30, 2017.

[2]	Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively, and are currently indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. At June 30, 2017, we had approximately $14.7 million remaining under this authorization.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: July 31, 2017	By:	/s/ Martin D. Agard
Martin D. Agard
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Form of Restricted Stock Agreement (Director), effective May 24, 2017

31.1	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

