Form 10-Q
period 2017-09-30
Lumber Liquidators Holdings, Inc.
filed 2017-10-31
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 26, 2017, there are 28,485,224 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2017

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2017	2016
Assets
Current Assets:
Cash and Cash Equivalents	$18,857	$10,271
Merchandise Inventories	252,949	301,892
Prepaid Expenses	8,924	5,367
Refundable Income Taxes	823	31,429
Other Current Assets	4,136	5,346
Total Current Assets	285,689	354,305
Property and Equipment, net	102,221	115,004
Goodwill	9,693	9,693
Other Assets	5,330	3,542
Total Assets	$402,933	$482,544

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$40,190	$120,647
Customer Deposits and Store Credits	39,843	32,639
Accrued Compensation	10,852	9,193
Sales and Income Tax Liabilities	6,237	4,249
Accrual for Multidistrict Litigation	36,000	—
Other Current Liabilities	21,959	19,984
Total Current Liabilities	155,081	186,712
Revolving Credit Facility	32,000	40,000
Deferred Tax Liability	3,002	3,798
Other Long-Term Liabilities	19,086	21,142
Total Liabilities	209,169	251,652

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 31,389 and 31,102 shares issued and 28,485 and 28,249 shares outstanding, respectively)	31	31
Treasury Stock, at cost (2,904 and 2,853 shares, respectively)	(140,785)	(139,420)
Additional Paid-in Capital	207,450	202,700
Retained Earnings	128,225	169,037
Accumulated Other Comprehensive Loss	(1,157)	(1,456)
Total Stockholders’ Equity	193,764	230,892
Total Liabilities and Stockholders’ Equity	$402,933	$482,544

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2017	2016	2017	2016

Net Sales	$257,185	$244,082	$769,074	$715,687
Cost of Sales	164,499	167,393	492,133	492,305
Gross Profit	92,686	76,689	276,941	223,382
Selling, General and Administrative Expenses	109,962	100,661	314,512	307,797
Operating Loss	(17,276)	(23,972)	(37,571)	(84,415)
Other Expense	377	168	1,405	450
Loss Before Income Taxes	(17,653)	(24,140)	(38,976)	(84,865)
Income Tax Expense (Benefit)	1,262	(5,702)	1,836	(21,795)
Net Loss	$(18,915)	$(18,438)	$(40,812)	$(63,070)
Net Loss per Common Share—Basic	$(0.66)	$(0.68)	$(1.44)	$(2.32)
Net Loss per Common Share—Diluted	$(0.66)	$(0.68)	$(1.44)	$(2.32)
Weighted Average Common Shares Outstanding:
Basic	28,454	27,197	28,380	27,132
Diluted	28,454	27,197	28,380	27,132

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net Loss	$(18,915)	$(18,438)	$(40,812)	$(63,070)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	187	(44)	299	295
Total Other Comprehensive Income (Loss)	187	(44)	299	295
Comprehensive Loss	$(18,728)	$(18,482)	$(40,513)	$(62,775)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(40,812)	$(63,070)
Adjustments to Reconcile Net Loss:
Depreciation and Amortization	13,038	13,183
Stock-based Compensation Expense	3,563	4,478
Stock-based Portion of Provision for Securities Class Action	—	19,670
Impairment and Loss on Disposal of Fixed Assets	1,491	389
Changes in Operating Assets and Liabilities:
Merchandise Inventories	48,277	(9,715)
Accounts Payable	(78,861)	19,869
Customer Deposits and Store Credits	7,288	(1,079)
Prepaid Expenses and Other Current Assets	33,144	(28,698)
Accrual for Multidistrict Litigation	36,000	—
Other Assets and Liabilities	(1,882)	34,751
Net Cash Provided by (Used in) Operating Activities	21,246	(10,222)
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(5,514)	(8,268)
Other Investing Activities	819	575
Net Cash Used in Investing Activities	(4,695)	(7,693)
Cash Flows from Financing Activities:
Borrowings on Revolving Credit Facility	35,000	17,000
Payments on Revolving Credit Facility	(43,000)	(17,000)
Payments on Capital Lease Obligations	(351)	—
Payments on Financed Insurance Obligations	(367)	—
Payments for Debt Issuance Costs	—	(931)
Other Financing Activities	(18)	125
Net Cash Used in Financing Activities	(8,736)	(806)
Effect of Exchange Rates on Cash and Cash Equivalents	771	806
Net Decrease in Cash and Cash Equivalents	8,586	(17,915)
Cash and Cash Equivalents, Beginning of Period	10,271	26,703
Cash and Cash Equivalents, End of Period	$18,857	$8,788

Supplemental disclosure of non-cash operating and financing activities:
Financed Insurance Premiums	$1,346	$—

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

Note 1.	Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single business segment. The Company offers an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, resilient vinyl, engineered vinyl plank and wood-look tile flooring direct to the consumer. The Company also features the renewable flooring products, bamboo, engineered bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. These products are primarily sold under the Company’s private label brands, including the premium Bellawood brand. The Company also provides in-home delivery and installation services. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of store locations in primary or secondary metropolitan areas. As of September 30, 2017, the Company’s 387 stores spanned 46 states in the United States (“U.S.”) and included eight stores in Canada. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing lines in Toano, Virginia, which along with the call center and corporate offices, represent the “Corporate Headquarters.”

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

The condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company adopted Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, during the first quarter of 2017 and reclassified approximately $6.1 million of current deferred tax assets to long-term deferred tax liabilities on the prior-year balance sheet which now reflects a net deferred tax liability of $3.8 million, from the $9.9 million previously disclosed.

Results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of future results to be expected for the full year due to a number of factors, including seasonality.

Note 2.	Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and other liabilities approximates fair value because of the short-term nature of these items. The carrying amount of obligations under the revolving credit facility approximates fair value due to the variable rate of interest. The carrying amount of certain assets being held for sale approximates fair value due to a contract with an unrelated third party to purchase these items.

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

During the third quarter of 2017, the Company determined that the carrying value of certain assets that had once been part of a discontinued vertical integration strategy was above their fair value, and recorded an impairment charge of $1.5 million in SG&A expenses in the condensed consolidated statements of operations. The charge was measured as the difference between the fair value (Level 2 inputs under ASC 820) of the assets and the carrying value of the related net assets based on a contract to sell to a third party.

Recognition of Net Sales

The Company recognizes net sales for products purchased at the time the customer takes possession of the merchandise. Service revenue, primarily installation revenue and freight charges for in-home delivery, is included in net sales and recognized once the service has been rendered. The Company reports sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, and net of an allowance for anticipated sales returns based on historical and current sales trends and experience. The sales returns allowance and related charges were not significant for the three and nine month periods ended September 30, 2017 and 2016.

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

During the second quarter of 2017, the Company reduced its estimate of the number of test kit requests based on its experience, and reduced its estimate of the administrative costs of the Air Quality Testing Program. The revised estimates were in part prompted by the CPSC’s July 2017 decision to close this case with the Company and terminate its monitoring activity of the Air Quality Testing Program. The Company will continue to offer tests kits to qualifying customers, but the lower total estimated future costs of the Air Quality Testing Program resulted in a reduction in the reserve and the corresponding offset to cost of sales. At September 30, 2017, the Company’s estimate of its future costs for the Air Quality Testing Program through June 30, 2018 is approximately $0.1 million. Beyond that time the Company expects the costs of the Air Quality Testing Program, if any, to be negligible.

A rollforward of the reserve for the Company’s Air Quality Testing Program was as follows:

	2017	2016
Balance at January 1	$1,500	$809
Provision	-	6,187
Revision of estimate	(993)	-
Payments	(384)	(4,896)
Balance at September 30	$123	$2,100

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, which amends ASC Topic 718, Compensation – Stock Compensation, which simplifies the accounting for employee share-based payments. The new standard requires the immediate recognition of all excess tax benefits and deficiencies in the income statement (rather than equity), and was adopted in the first quarter of 2017 on a prospective basis. The standard also requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows. The Company applied this amendment of the standard on a retrospective basis starting in the first quarter of 2017. In the three and nine months ended September 30, 2016, the Company presented cash flows from excess tax benefits of approximately $54 thousand within financing activities. The standard also clarifies that all cash payments made to taxing authorities on the employees' behalf for shares withheld should be presented as financing activities on the statements of cash flows, which is consistent with the Company’s current practice. Finally, the standard provides for a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The Company will continue to include the impact of estimated forfeitures when determining share-based compensation expense.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition — Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017. The Company will adopt this ASU on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company established a cross-functional team in 2016 to review its current accounting policies and practices, assess the effect of the standard on its revenue contracts and identify potential differences. In addition, the Company continues to refine its business processes and controls to support recognition and disclosure under the new standard. Based on work to date, the Company has preliminarily concluded that (i) its merchandise and installation sales order arrangements each independently meet the definition of a contract when each arrangement is delivered to its customers; (ii) the transaction price as impacted by sales returns and promotional activities will be similar to what it currently recognizes, including financing arrangements it offers to its customers; (iii) sales commission costs it pays to its employees will be recognized in a fashion similar to today; and (iv) installation sales will continue to be recognized on a gross basis.  The Company has drafted a disclosure required under the new standard in its financial statements and is continuing to monitor the preliminary conclusions reached on its revenue streams; it currently expects to elect the modified retrospective method of transition.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), which creates ASC Topic 842, Leases, and supersedes the lease accounting requirements in Topic 840, Leases. In summary, Topic 842 requires organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in ASU 2016-02 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Therefore, the amendments in ASU 2016-02 will become effective for the Company at the beginning of its 2019 fiscal year. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements including educating employees of the breadth of the new standard and exploring the need for new software. When implemented, the standard is expected to have a material impact as operating leases will be recognized on the Company’s consolidated balance sheet.

Note 3.	Stockholders’ Equity

Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Loss	$(18,915)	$(18,438)	$(40,812)	$(63,070)
Weighted Average Common Shares Outstanding—Basic	28,454	27,197	28,380	27,132
Effect of Dilutive Securities:
Common Stock Equivalents	—	—	—	—
Weighted Average Common Shares Outstanding—Diluted	28,454	27,197	28,380	27,132
Net Loss per Common Share—Basic	$(0.66)	$(0.68)	$(1.44)	$(2.32)
Net Loss per Common Share—Diluted	$(0.66)	$(0.68)	$(1.44)	$(2.32)

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock Options	687	899	648	871
Restricted Shares	402	531	355	520

Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to $150 million of the Company’s common stock. At September 30, 2017, the Company had approximately $14.7 million remaining under this authorization. The Company did not repurchase any shares of its common stock under this program during the three and nine months ended September 30, 2017 and 2016.

Note 4.	Stock-Based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

	Stock Options	Restricted Stock Awards
Options Outstanding/Nonvested RSAs, December 31, 2016	836	586
Granted	125	206
Options Exercised/RSAs Released	(88)	(197)
Forfeited	(179)	(99)
Options Outstanding/Nonvested RSAs, September 30, 2017	694	496

Note 5.	Related Party Transactions

The Company leases stores, a warehouse, and the corporate headquarters, which includes a store location, from entities controlled by the Company’s founder, who was a stockholder and a member of the Company’s board of directors until December 31, 2016. Effective December 31, 2016, upon the departure of the Company’s founder from the board of directors, these transactions no longer meet the criteria of related party transactions. Rental expense related to these leases was $805 thousand and $2.5 million, respectively, for the three and nine months ended September 30, 2016.

Note 6.	Income Taxes

The incurrence of tax expense of $1.2 million and $1.8 million for the three and nine months ended September 30, 2017, respectively, was a function of two factors: (a) discrete tax items related to audit adjustments arising from the IRS audits of 2013 through 2016 which were recognized in the periods and (b) an increase to the Company’s valuation allowance offsetting the income tax benefit that would otherwise have been recognized on its operating loss (the Company has a valuation allowance due to its three-year cumulative loss position). The effective tax rate of 23.6% and 25.7% for the three and nine months ended September 30, 2016, respectively, reflects statutory rates somewhat offset by an increase in the valuation allowance.

At September 30, 2017, refundable income taxes and the deferred tax liability were $0.8 million and $3 million, respectively. At December 31, 2016, refundable income taxes and the deferred tax liability were $31.4 million and $3.8 million, respectively. The Company collected federal income tax refunds of $29.2 million and $22.1 million during the three months ended September 30, 2017 and 2016, respectively.

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Internal Revenue Service is conducting audits of the Company’s income tax returns for the years 2013 through 2016 that are substantially complete, subject to review by the Joint Committee on Taxation, and all adjustments resulting from that audit are reflected in the accompanying financial statements.

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

Estimated Liability Associated with Formaldehyde and Abrasion MDL’s

In April 2017, the Company initiated settlement discussions to jointly settle the MDL and the Abrasion MDL. As a result of this and other developments, the Company recognized an estimated liability of $18 million in its results of operations (within selling, general and administrative expenses) for the three months ended March 31, 2017, with a corresponding current liability on the accompanying condensed consolidated balance sheet as the Company determined a loss was both probable and reasonably estimable, with no additional accrual recorded during the quarter ended June 30, 2017. In July 2017, the Virginia Court appointed lead settlement counsel for the plaintiffs in each of the MDL and Abrasion MDL, and directed the parties to mediate before another federal judge of the Eastern District of Virginia for purposes of settlement discussions, with such mediation being held in September 2017. Subsequent to the mediation, on October 23, 2017, the Company entered into a Memorandum of Understanding (“MOU”) with the lead plaintiffs in the MDL and the Abrasion MDL. Under the terms of the MOU, the Company will contribute $22 million in cash and provide $14 million in store-credit vouchers for an aggregate settlement of $36 million to settle all claims brought on behalf of purchasers of Chinese-made laminate flooring sold by the Company between January 1, 2009 and May 31, 2015. The Company may fund the $22 million through a combination of cash and/or common stock. The MOU is subject to certain contingencies, including the execution of a definitive settlement agreement, board approval of the definitive settlement agreement, and court approvals of the definitive settlement agreement. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. If a final, court-approved settlement is not reached, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, class certification and success on the merits. The Company does not believe it has insurance coverage with respect to the MDL, the Abrasion MDL and Steele matters.

In addition to the MDL, the Steele matters, and the Abrasion MDL, there are a number of individual claims and lawsuits alleging (i) damages due to excessive formaldehyde emissions and (ii) damages similar to those in the Abrasion MDL (collectively, the “Other Matters”). While the Company believes that a loss associated with these Other Matters and the Steele matter is reasonably possible, the Company is unable to reasonably estimate the amount or range of possible loss. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity.

As a result of these developments, the Company has determined that a probable loss has been incurred and has recognized an additional charge to earnings of $18 million within selling general and administrative expense during the third quarter of 2017. The Company had previously recognized a charge to earnings of $18 million in the first quarter of 2017, that when combined with the $18 million charge in the third quarter of 2017, will result in an aggregate $36 million liability on its balance sheet related to this potential settlement as of September 30, 2017. If the Company does not execute a definitive settlement agreement consistent with the MOU or incurs losses with the respect to the Other Matters, the ultimate resolution of these actions could still have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.

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

Fact discovery in the matter is now complete. The Gold Plaintiffs filed a motion for class certification seeking to certify state-wide classes for purchases of the Bamboo Product in California, Florida, Illinois, Minnesota, Pennsylvania, and West Virginia. The Company filed an opposition to class certification and a motion to exclude the opinions of the Gold Plaintiffs’ experts. These motions are currently pending. The Company’s previously filed motion to dismiss the non-California plaintiffs on jurisdictional grounds was denied.

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

Mason Lawsuit

On or about August 15, 2017, Ashleigh Mason, Dan Morse, Ryan Carroll and Osagie Ehigie (collectively, the “SM Plaintiffs”) filed a purported class action lawsuit in the United States District Court for the Eastern District of New York on behalf of all current and former store managers, store managers in training and similarly situated current and former employees holding comparable positions but different titles (collectively, the “SM Employees”) alleging that the Company violated the Fair Labor Standards Act (“FLSA”) and New York Labor Law (“NYLL”) by classifying the SM Employees as exempt. The alleged violations include failure to pay for overtime work. The SM Plaintiffs seek certification of the SM Employees for (i) a collective action covering the period beginning three years and 115 days prior to the filing of the complaint through the disposition of this action for the SM Employees nationwide (the “Nationwide Collective Class”) in connection with FLSA and (ii) a class action covering the period beginning six years and 115 days prior to the filing of the complaint through the disposition of this action for members of the SM Employees who currently are or were employed in New York (the “NY SM Class”) in connection with NYLL. The SM Plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, the SM Plaintiffs seek class certification, unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages. The Company disputes the SM Plaintiffs’ claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action and therefore no accrual has been made related to this.

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

Following the issuance of the orders issued on December 8, 2011, a number of appeals were filed by several parties, including the Company, with the Court of International Trade (“CIT”) challenging, among other things, certain aspects that may impact the validity of the AD and CVD orders and the applicable rates. The Company participated in appeals of both the AD order and CVD order. The appeal of the CVD order was dismissed in June 2015. On January 23, 2015, the CIT issued a decision rejecting the challenge of the AD rate for all but one Chinese exporter. This decision was finalized on July 6, 2015, and appealed to the Court of Appeals for the Federal Circuit (“CAFC”) on July 31, 2015. On February 15, 2017, the CAFC vacated the CIT’s prior decision and remanded with instructions to the DOC to recalculate its AD rate. The DOC’s recalculation of rates was submitted to the CIT in July 2017 for a subsequent ruling by the court. The CIT is expected to hold oral arguments in late 2017. The Company is unable to determine the impact of the CAFC’s decision to vacate the initial determination of AD rates; however, the DOC’s recalculation could materially impact the Company’s previously recorded loss related to the AD rates in the original investigation and subsequent annual reviews discussed below.

In the first DOC annual review in this matter, AD rates for the period from May 26, 2011 through November 30, 2012 and CVD rates from April 6, 2011 through December 31, 2011 were modified to a maximum of 5.92% and a maximum of 0.83%, respectively, which resulted in an additional payment obligation for the Company, based on best estimates and shipments during the applicable window, of $833 thousand. The Company recorded this as a long-term liability on its accompanying consolidated balance sheet and in cost of sales in its second quarter 2015 financial statements. These AD rates have been appealed to the CIT by several parties, including the Company. On remand from the CIT, the DOC has reduced the AD rate to 0.73%. A final ruling from the CIT is still pending and is expected by late 2017 or early 2018. If the CIT makes the reduced AD rate final, while such decision would be subject to appeal, the Company intends to reverse the $833 thousand accrual and record a receivable of approximately $1.3 million. The Company would record such receivable in other long-term assets in its balance sheet and as a benefit to earnings of approximately $2.1 million in cost of sales in its statement of operations.

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

In February 2016, the DOC initiated the fourth annual review of AD and CVD rates, which followed a similar schedule as the preceding review. The AD review covered shipments from December 1, 2014 through November 30, 2015. The CVD review covered shipments from January 1, 2014 through December 31, 2014. In May 2017, the DOC issued the final CVD rate in the fourth review, which was a maximum of 1.45%, and, in June 2017, the final AD rate in the fourth review, which was a maximum of 0.00%. In October 2017, petitioners withdrew their appeal of the AD rates. As a result, the CIT dismissed the case and the Company believes these rates are now final. The Company paid AD rates in excess of the final rates during the periods impacted by the fourth annual review in the amount of $2.5 million. Given the issuance of the final AD rates, during the quarter ended June 30, 2017, the Company recorded a receivable in the amount of $2.5 million in other long-term assets in its balance sheet and as a benefit to earnings in cost of sales on its statement of operations. The total amount recorded in other long-term liabilities through the third annual review in the accompanying balance sheets was $10.4 million at September 30, 2017 and at December 31, 2016.

The DOC initiated the fifth annual review of AD and CVD rates in February 2017, which is expected to follow the same schedule as preceding reviews. The AD review covers shipments from December 1, 2015 through November 30, 2016. The CVD review covers shipments from January 1, 2015 through December 31, 2015.

The 5-year Sunset Review of the antidumping and countervailing duty orders on multilayered wood flooring (the “Sunset Review”) began in November 2016 at the ITC to determine whether to terminate the orders. The Company filed a notice of appearance and documentation required at this phase of the proceeding and is participating fully in the Sunset Review. The Sunset Review is expected to be completed in late 2017 or early 2018.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. Forward-looking statements in this report may include, without limitation, statements regarding legal matters and settlement discussions including those about the MOU, the Company’s ability to borrow under its revolving credit facility, elevated levels of legal and professional fees, costs associated with regulatory audits, costs associated with the Products Liability Cases, costs associated with antidumping and countervailing duties, elevated levels of payroll and stock-based compensation expense, sales growth, comparable store net sales including the impact of recent storms on such comparable sales growth, number of stores providing installation services, impact of cannibalization, impact of inflation, price changes, inventory availability and inventory per store, inventory valuation, earnings performance, stock-based compensation expense, margins, return on invested capital, advertising costs, costs to administer the Company’s indoor air quality testing program, intention to conduct additional investigation and reviews in connection with certain consumers’ indoor air quality tests, strategic direction, the scale of the expansion of and transition to the Company’s laminate products sourced from Europe and North America, supply chain, the demand for the Company’s products, benefits from an improving housing market, volatility in the housing market; construction of engineered hardwood as to not be subject to anti-dumping and countervailing duties, ultimate resolution of governmental investigations, and store openings and remodels. The Company’s actual results could differ materially from those projected in or contemplated by the forward-looking statements as a result of potential risks, uncertainties and other factors including, but not limited to, changes in general economic and financial conditions, such as the rate of unemployment, consumer access to credit, and interest rate; the volatility in mortgage rates; the legislative/regulatory climate; political unrest in the countries of the Company’s suppliers; the ability to retain and motivate Company employees; the availability of sufficient suitable hardwood; the impact on the Company if the Company is unable to maintain quality control over its products; the cost and effect on the Company’s reputation of, and consumers’ purchasing decisions in connection with, unfavorable allegations surrounding the product quality of the Company’s laminates sourced from China; the terms of and compliance with the voluntary measures associated with the settlement agreement with the California Air Resources Board; the terms of and compliance with the corrective action plan associated with the settlement agreement with the Consumer Product Safety Commission; changes in international trade laws and treaties; the Company’s suppliers’ ability to meet its quality assurance requirements; disruption in the Company’s suppliers’ abilities to supply needed inventory; the impact on the Company’s business of its expansion of laminate products sourced from Europe and North America and the flooring industry’s demand for product from these regions; disruptions or delays in the production, shipment, delivery or processing through ports of entry; the strength of the Company’s competitors and their ability to increase their market share; slower growth in personal income; the number of customers requesting and cost associated with addressing the Company’s indoor air quality testing program; the ability to collect necessary additional information from applicable customers in connection with indoor air quality test results; changes in business and consumer spending and the demand for the Company’s products; the impact of inclement weather, natural disasters and other calamities, including hurricanes; changes in transportation costs; the rate of growth of residential remodeling and new home construction; the Company’s ability to offset the effects of the rate of inflation, if higher than expected; the demand for and profitability of installation services; changes in the scope or rates of any antidumping or countervailing duty rates applicable to the Company’s products; the duration, costs and outcome of pending or potential litigation or governmental investigations; ability to successfully and timely implement the environmental compliance plan associated with the Plea Agreement with the Department of Justice (the “Plea Agreement”); ability to make timely payments pursuant to the terms of the Plea Agreement; ability to borrow under its revolving credit facility; ability to reach an appropriate resolution in connection with the governmental investigations; uncertainty regarding the disposition of the laminate flooring sourced from China and costs and/or benefits associated with such disposal; and inventory levels. The Company specifically disclaims any obligation to update these statements, which speak only as of the dates on which such statements are made, except as may be required under the federal securities laws.

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

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America, offering a complete purchasing solution across an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, resilient vinyl, engineered vinyl plank, bamboo, engineered bamboo, cork and wood-look tile. At September 30, 2017, we sold our products through 387 Lumber Liquidators stores in 46 states in the United States and in Canada, a call center, websites and catalogs.

We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality flooring products. With a balance of price, selection, quality, availability and service, we believe our value proposition is the most complete within a highly fragmented hardwood flooring market. The foundation for our value proposition is strengthened by our unique store model, the industry expertise of our people, our singular focus on hard-surface flooring and our expansion of our advertising reach and frequency.

Executive Summary

Net sales for the third quarter of 2017 increased $13.1 million, or 5.4%, to $257.2 million from $244.1 million in the third quarter of 2016. Net sales in comparable stores increased $9.3 million, or 3.8%, that consisted of merchandise sales growth of 1.8% and installation services sales growth of 34%. Net sales in non-comparable stores increased $3.8 million.

In the third quarter of 2017, hurricane season in the U.S. was unusual in activity, severity and geographic scale. We believe the long purchase cycle for many of our customers was either interrupted or completely suspended leading up to and immediately following these storms. We had 10 stores that were closed for an average of 3.7 days in Houston following Hurricane Harvey, and 28 stores closed for an average of 4.2 days in Florida and South Carolina following Hurricane Irma. We estimate these storms negatively impacted our comparable sales growth by approximately 90 basis points.

Gross profit increased 20.9% in the third quarter of 2017 to $92.7 million from $76.7 million in the comparable period in 2016. Gross margin increased to 36.0% in the third quarter of 2017 from 31.4% in the third quarter of 2016. This improvement was driven by the higher mix of vinyl products that carry higher margins, improved margins in our wood and bamboo categories due to reduced clearance sales, lower transportation costs and lower inventory obsolescence. These factors were slightly offset by the increased mix of installation services that carries slightly lower margins than our merchandise.

SG&A expenses increased 9.2% in the third quarter of 2017 to $110 million from $100.7 million in the comparable period in 2016. SG&A was negatively impacted in the quarter by an $18 million increase to our reserve for the execution of the MOU in connection with the MDL and Abrasion MDL, incremental legal and professional fees, and the impairment of assets related to a vertical integration initiative we have discontinued. The same period in the prior year was negatively impacted by incremental legal and professional fees, costs related to the settlement of the securities class action previously disclosed (the “Securities Class Action”) and other minor items. These items are described in a supplemental table in the SG&A section below. Excluding these items from both periods, SG&A decreased by $1.9 million in the three months ended September 30, 2017 as compared to the same period in the prior year, primarily driven by a $2.8 million decrease in advertising and partially offset by a $0.9 million increase in payroll and other operating items.

Operating loss for the three months ended September 30, 2017 was $17.3 million compared to an operating loss of $24 million in the comparable period in 2016. Operating loss as a percent of net sales was (6.7)% and (9.8)% for the three months ended September 30, 2017 and 2016, respectively. Operating loss was negatively impacted by an increase in our reserve for the execution of the MOU in connection with the MDL and Abrasion MDL and incremental legal and professional fees in the quarter. The same period in the prior year was negatively impacted by incremental legal and professional fees and costs related to the settlement of the Securities Class Action. These items, along with other smaller non-recurring items, are described in a supplemental table in the operating loss section below. Excluding the items shown in that table from both periods, operating income was approximately $5 million for the three months ended September 30, 2017 as compared to an operating loss of approximately $13 million in the same period in the prior year, with the improvement driven by revenue growth, improved gross margin and lower SG&A as discussed above.

Net loss for the three months ended September 30, 2017 was $18.9 million, resulting in a loss of $0.66 per diluted share, compared to a net loss of $18.4 million, resulting in a loss of $0.68 per diluted share, for the three months ended September 30, 2016.

At September 30, 2017, we had $115 million in liquidity, comprised of $18.9 million of cash and cash equivalents and availability under our revolving credit facility (including certain limitations) of $96.1 million. We had $32 million outstanding on our revolving credit facility at September 30, 2017, which is down $25 million and $8 million from the $57 million and $40 million that was outstanding as June 30, 2017 and December 31, 2016 respectively. We opened three new stores and closed one in the third quarter of 2017, bringing our total store count to 387 as of September 30, 2017.

Strategic Direction

We continue to focus on several key initiatives related to our core business that we believe will strengthen our sales, operating margin and provide an improved shopping experience to our customers. These initiatives include:

•	Focusing on store performance: We continued to invest in structured training periods within our stores, which we believe leads to a more consistent, high-quality experience for our customers. We also believe that investment in our people and in our store model provides a competitive advantage by enhancing the capabilities of our associates to assist customers throughout the entire buying process to ensure optimal product selection, accessories and installation support. We are confident that focusing on our people will provide long-term value to the Company.

•	Strengthening our value proposition: We offer a broad assortment of high-quality flooring in varying widths, species, and constructions, as well as moldings and accessories, sold by flooring experts that strive to provide the highest level of service in the industry. To further strengthen our assortment, in 2017, we began focusing on the benefits of our many waterproof products, including the introduction of new, exclusive products such as ceramic composite plank. We remain committed to ensuring that we carry the most complete assortment of trend-right products in the industry.

•	Responsible, compliant sourcing activities: We are committed to ensuring our compliance programs are operationalized and that they continue to enable us to confidently source products on a global basis.

•	Opportunistically expanding our business to better serve our customers: We serve both DIY customers as well as DIFM customers who prefer to have those products installed for them. We continue to increase the number of stores which offer installation services coordinated by our associates and believe offering installation services enables us to broaden the market for our products. Additionally, we continue our focus on infrastructure to support our commercial business. During the quarter ended September 30, 2017, we opened three new stores and closed one.

•	Returning to profitability: We continue to enhance our pricing, assortment, and sourcing strategies to drive gross margin while optimizing the cost and effectiveness of corporate capabilities to leverage SG&A expenses as a percentage of sales.

We believe the selected sales data, the percentage relationship between net sales and major categories in the consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Improvement
	% of Net Sales		(Decline) in
	Three Months Ended September 30,		Dollar Amounts

	2017	2016	2017 vs. 2016
Net Sales	100.0%	100.0%	5.4%
Gross Profit	36.0%	31.4%	20.9%
Selling, General, and Administrative Expenses	42.8%	41.2%	-9.2%
Operating Loss	(6.7)%	(9.8)%	27.9%
Other Expense	0.2%	0.1%	-123.0%
Loss Before Income Taxes	(6.9)%	(9.9)%	26.9%
Provision (Benefit) for Income Taxes	0.5%	(2.3)%	-122.1%
Net Loss	(7.4)%	(7.6)%	-2.6%

			% Improvement
	% of Net Sales		(Decline) in
	Nine Months Ended September 30,		Dollar Amounts

	2017	2016	2017 vs. 2016
Net Sales	100.0%	100.0%	7.5%
Gross Profit	36.0%	31.2%	24.0%
Selling, General, and Administrative Expenses	40.9%	43.0%	-2.2%
Operating Loss	(4.9)%	(11.8)%	55.5%
Other Expense	0.2%	0.1%	-211.9%
Loss Before Income Taxes	(5.1)%	(11.9)%	54.1%
Provision (Benefit) for Income Taxes	0.2%	(3.1)%	108.4%
Net Loss	(5.3)%	(8.8)%	35.3%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other Selected Data	2017	2016	2017	2016

Average sale[1]	3.0%	0.5%	3.8%	0.7%
Average retail price per unit sold[2]	2.2%	(6.8)%	0.5%	(4.4)%

Number of stores open at end of period	387	380	387	380
Number of stores in expanded showroom format	154	146	154	146
Number of stores opened in period, net	2	1	4	6

Comparable stores[3]:
Net sales	3.8%	1.0%	5.8%	(6.9)%
Customers invoiced[4]	0.8%	0.5%	2.0%	(7.6)%
Net sales of stores operating for 13 to 36 months	8.2%	6.5%	10.8%	(0.7)%
Net sales of stores operating for more than 36 months	3.5%	0.3%	5.5%	(7.7)%

Net sales in markets with all stores comparable (no cannibalization)	4.5%	2.5%	6.5%	(5.1)%
Net sales in cannibalized markets[5]	19.9%	11.2%	21.3%	5.1%

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

Results of Operations

Net sales for the third quarter of 2017 increased $13.1 million, or 5.4%, to $257.2 million from $244.1 million in the third quarter of 2016. Net sales in comparable stores increased $9.3 million, or 3.8%, with an increase in merchandise sales in comparable stores of 1.8% and an increase in installation services of 34% as we expand this service geographically across our store base. Net sales in non-comparable stores increased $3.8 million. Within comparable stores, the number of customers invoiced increased by 0.8% compared to the comparable period in the prior year, while the average sale increased 3.0%. The increased attachment of installation services and the growth in our commercial business (which has a larger average purchase size) drove the higher average sale. The growth in merchandise sales was driven heavily by vinyl and tile products that were partially offset by declines in our wood products. At September 30, 2017, we offered installation in approximately 325 of our stores.

In the third quarter of 2017, hurricane season in the U.S. was unusual in activity, severity and geographic scale. We believe the long purchase cycle for many of our customers was either interrupted or completely suspended leading up to and immediately following these storms. We had 10 stores that were closed for an average of 3.7 days in Houston following Hurricane Harvey, and 28 stores closed for an average of 4.2 days in Florida and South Carolina following Hurricane Irma. We estimate these storms negatively impacted our comparable sales growth by approximately 90 basis points.

Net sales for the nine months ended September 30, 2017 increased $53.4 million, or 7.5%, from the same period in 2016 as net sales in comparable stores increased $41.4 million, or 5.8%, and net sales in non-comparable stores increased $12 million. Revenues from our installation program increased 50.4% for the nine months ended September 30, 2017 as compared to the comparable periods in 2016, as we expand this service geographically across our store base. Our commercial business continued to grow modestly as a percentage of total revenue to just over 20%.

Gross Profit

Gross profit increased 20.9% in the third quarter of 2017 to $92.7 million from $76.7 million in the comparable period in 2016. Gross margin increased to 36.0% in the third quarter of 2017 from 31.4% in the third quarter of 2016. This improvement was driven by the higher mix of manufactured products that carry higher gross margins, improved margins in our wood and bamboo categories due to reduced clearance sales, lower transportation costs and lower inventory obsolescence. These factors were slightly offset by the increased mix of installation services that carry slightly lower margins than our merchandise.

Gross profit increased 24% for the nine month period ending September 30, 2017 to $276.9 million from $223.4 million in the comparable period in 2016. Gross margin increased to 36% in the first nine months of 2017 from 31.2% in the first nine months of 2016. During the nine month period of 2017 gross margin was favorably impacted by a $2.8 million revision to anti-dumping rates and a reduction of $1 million in the reserve for our Air Quality Testing Program. Gross margin in the nine months ending September 30, 2016 was negatively impacted by $5.5 million in estimated anti-dumping charges and $6.2 million for our Air Quality Testing Program. Excluding these costs, which are summarized in the table below, from both periods, gross margin improved by approximately 270 basis points. This improvement was due to increases in the sales mix of vinyl products, which have higher gross margins, improved margins in our engineered wood products and lower transportation costs. These benefits were offset by installation sales that have lower gross margins.

Items impacting gross margin with comparisons to the prior-year periods include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Antidumping (Income) Charges [1]	$-	$-	$(2,797)	$5,450
Indoor Air Quality Testing Program (Income) Charges [2]	-	-	(993)	6,187
Total	$-	$-	$(3,790)	$11,637

1 We recognized countervailing and antidumping income of $2.8 million and costs of $5.5 million associated with applicable shipments of engineered hardwood from China for the nine months ended September 30, 2017 and 2016, respectively.

2 In the second quarter 2017, we reduced the reserve for estimated costs to be incurred related to our indoor air quality testing program by approximately $1 million.  This reserve is recorded in other current liabilities in the condensed consolidated balance sheet.

Selling, General and Administrative Expenses

SG&A expenses increased 9.2% in the third quarter of 2017 to $110 million from $100.7 million in the comparable period in 2016. SG&A was negatively impacted in the quarter by an $18 million increase to our reserve for the execution of the MOU in connection with the MDL and Abrasion MDL, incremental legal and professional fees, and the impairment of assets related to a vertical integration initiative we have discontinued. The year-ago period was negatively impacted by incremental legal and professional fees, costs related to the settlement of the securities class action and other minor items. These items are described in a supplemental table in the SG&A section below. Excluding these items from both periods, SG&A decreased by $1.9 million in the three months ended September 30, 2017 as compared to the year ago period, primarily driven by a $2.8 million decrease in advertising and partially offset by a $0.9 million increase in payroll and other operating items.

SG&A expenses increased 2.2% during the nine months ended September 30, 2017 to $314.5 million from $307.8 million in the comparable period in 2016. The nine month period of 2017 was negatively impacted by charges related to the execution of the MOU in connection with the MDL and Abrasion MDL, incremental legal and professional fees for certain significant legal and regulatory issues, and asset impairments. The first nine months of last year was negatively impacted by incremental legal and professional fees for certain significant legacy legal and regulatory issues, costs related to the settlement of our Securities Class Action, and other items as detailed in a supplemental table below. Excluding these items from both periods, SG&A increased $10.4 million as compared to the year ago period primarily driven by a $11.3 million increase in payroll due to incentives, greater store level staffing, the development of our Installations and Pro Sales teams, and investments in corporate capabilities and a $2.3 million increase in occupancy expenses, partially offset by a $2.6 million decrease in advertising expenses.

Items impacting SG&A with comparisons to the prior-year periods include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
SG&A, as reported	$109,962	$100,661	$314,512	$307,797

Multidistrict Litigation [1]	18,000	-	36,000	-
Legal and Professional Fees [2]	2,940	6,321	8,838	25,028
Securities Class Action [3]	-	4,250	-	22,170
All Other [4]	1,459	580	1,459	2,800
Total	22,399	11,151	46,297	49,998

SG&A, excluding specific items above	$87,563	$89,510	$268,215	$257,799

1 This amount represents the charge to earnings related to our execution of the MOU in connection with the MDL and Abrasion MDL, which is described more fully in Note 7 to the condensed consolidated financial statements.

2 Represents charges to earnings related to our defense of certain significant legal actions during the period. This does not include all legal costs incurred by the Company.

3 This amount represents the net charge to earnings related to the stock-based element of our 2016 settlement in the securities class action lawsuit.

4 All Other in 2017 represents an impairment of certain assets related to a vertical integration initiative we have discontinued; in 2016, relates primarily to a retention initiative from 2016, and the net impact of the CARB and Prop 65 settlements.

Operating Loss and Operating Margin

Operating loss for the three and nine months ended September 30, 2017 was $17.3 million and $37.6 million, respectively, compared to operating losses of $24 million and $84.4 million in the comparable periods in 2016. Operating loss as a percent of net sales was (6.7)% and (4.9)%, respectively, for the three and nine months ended September 30, 2017 compared to (9.8)% and (11.8)%, respectively, for the three and nine months ended September 30, 2016. Excluding the items shown below, operating income was approximately $5.1 million and $4.9 million, respectively, in the three and nine months ended September 30, 2017 as compared to operating losses of approximately $12.8 million and $22.8 million, respectively, in the same periods in the prior year. The improvement in both periods was driven by revenue growth, improved gross margin and lower SG&A expenses (when excluding the specific items discussed herein).

The table below explains certain significant items impacting gross margin, SG&A and operating profit. We provide this summary to help financial statement users separate items that warrant separate consideration and/or have their origins in other periods, and therefore, we believe, these items do not reflect the current period’s underlying business performance.

Items impacting operating income (loss) with comparisons to the prior-year periods include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Operating Loss, as reported	$(17,276)	$(23,972)	$(37,571)	$(84,415)

Gross Margin Items:
Antidumping (Income) Charges [1]	-	-	(2,797)	5,450
Indoor Air Quality Testing Program (Income) Charges [2]	-	-	(993)	6,187
Gross Margin Subtotal	-	-	(3,790)	11,637

SG&A Items:
Multidistrict Litigation [3]	18,000	-	36,000	-
Legal and Professional Fees [4]	2,940	6,321	8,838	25,028
Securities Class Action [5]	-	4,250	-	22,170
All Other [6]	1,459	580	1,459	2,800
SG&A Subtotal	22,399	11,151	46,297	49,998

Operating Income (Loss), excluding specific items above	$5,123	$(12,821)	$4,936	$(22,780)

1,2 See the Gross Margin section above for more detailed explanations of these individual items.

3,4,5,6 See the SG&A section above for more detailed explanations of these individual items.

Provision for Income Taxes

The incurrence of tax expense of $1.2 million and $1.8 million for the three and nine months ended September 30, 2017, respectively, was a function of two factors: (a) discrete tax items related to audit adjustments arising from the IRS audits of 2013 through 2016 which were recognized in the periods and (b) an increase to our valuation allowance offsetting the income tax benefit that would otherwise have been recognized on our operating loss (we have a valuation allowance due to our three-year cumulative loss position). The effective tax rate of 23.6% and 25.7% for the three and nine months ended September 30, 2016, respectively, reflects statutory rates somewhat offset by an increase in the valuation allowance.

At September 30, 2017, income taxes refundable and the deferred tax liability were $0.8 million and $3 million, respectively. At December 31, 2016, refundable income taxes and the deferred tax liability were $31.4 million and $3.8 million, respectively. We collected federal income tax refunds of $29.2 million and $22.1 million during the three months ended September 30, 2017 and 2016, respectively.

We file income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The Internal Revenue Service is conducting audits of our income tax returns for the years 2013 through 2016 that are substantially complete, subject to review by the Joint Committee on Taxation, and all adjustments resulting from that audit are reflected in the accompanying financial statements.

Diluted Earnings per Share

Net loss for the three months ended September 30, 2017 was $18.9 million, resulting in a loss of $0.66 per diluted share, compared to a net loss of $18.4 million, resulting in a loss of $0.68 per diluted share, for the three months ended September 30, 2016. Net loss for the first nine months of 2017 was $40.8 million, resulting in a loss of $1.44 per diluted share, compared to a net loss of $63.1 million, resulting in a loss of $2.32 per diluted share, for the first nine months of 2016.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. We periodically use excess cash flow to repurchase shares of our common stock under our stock repurchase program, however, our share repurchase plan is indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. Our principal sources of liquidity at September 30, 2017 were cash and cash equivalents of $18.9 million and availability under our revolving credit facility. The outstanding balance of the revolving credit facility was $32 million at September 30, 2017, which left availability under the facility of $96.1 million (including certain limitations). It carried an interest rate of 2.75%. In July 2017, we received our 2016 tax refund of $29.2 million which we used to pay down our revolving credit facility and for working capital. We believe that cash flow from operations, together with existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the next twelve months.

In 2017, we believe that capital expenditures will total between $7 million and $9 million, but we will continue to assess and adjust our level of capital expenditures based on changing circumstances. Included in our capital requirements, we will continue to selectively evaluate the opening of new stores and the remodeling and relocating of existing stores while continuing to focus on our current store base.

In addition, we continue to address the outstanding legal matters, including the MDL and Abrasion MDL and other matters discussed in Note 7, which may have a material adverse effect on our liquidity in future periods.

Cash and Cash Equivalents

During the first nine months of 2017, cash and cash equivalents increased $8.6 million to $18.9 million. The increase of cash and cash equivalents was primarily due to more than $20 million of net cash provided by operating activities, primarily reflecting the reduction in inventory and receipt of our 2016 tax refund offset by reductions in accounts payable, and also offset by $4.7 million used for capital expenditures and $8 million of net payments under the revolving credit facility.

During the first nine months of 2016, cash and cash equivalents decreased $17.9 million to $8.8 million. The decrease of cash and cash equivalents was primarily due to $10.2 million of net cash used in operating activities and $7.7 million used for capital expenditures.

Merchandise Inventories

Merchandise inventories at September 30, 2017 decreased $48.9 million from December 31, 2016, due primarily to decreases in both available for sale inventory and inbound in-transit inventory of $20.7 million and $28.2 million, respectively. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection. The decline in inventory since December 31, 2016 reflects seasonal factors following the inventory build in the fourth quarter of 2016 ahead of our peak spring selling season.

Merchandise inventories and available inventory per store in operation were as follows:

	As of	As of	As of
	September 30, 2017	December 31, 2016	September 30, 2016
	(in thousands)
Inventory – Available for Sale	$236,847	$257,537	$226,179
Inventory – Inbound In-Transit	16,102	44,355	27,192
Total Merchandise Inventories	$252,949	$301,892	$253,371

Available Inventory Per Store	$612	$672	$595

Available inventory per store at September 30, 2017 was lower than December 31, 2016 primarily due to planned declines after heavier inventory purchases in the fourth quarter of 2016 ahead of the spring selling season and to build safety stock in advance of the Chinese New Year. Available inventory per store was higher than at September 30, 2016 primarily as a result of our prior-year efforts to reduce inventory of items being discontinued in advance of new items being introduced. We expect inventory will increase modestly during the fourth quarter of 2017 as part of our planning for the spring selling season and to provide safety stock as we approach the Chinese New Year.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning.

Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net Cash provided by (used in):
Operating Activities	$21,246	$(10,222)
Investing Activities	(4,695)	(7,693)
Financing Activities	(8,736)	(806)
Effect of Exchange Rates	771	806
Total	$8,586	$(17,915)

Operating Activities. Net cash provided by operating activities was $21.2 million for the nine months ended September 30, 2017 and a use of cash of $10.2 million for the nine months ended September 30, 2016. The overall improvement in operating cash flows was due to higher sales, improved gross margin and lower SG&A expenses (when excluding the specific items discussed herein). Cash for certain working capital items also affected operating cash flows but largely offset one another. The first nine months of 2017 was impacted by a $29.2 million tax refund related to our 2016 carry-back return, and a $48.3 million reduction in merchandise inventories, offset by a $78.9 million reduction in accounts payable. Net cash flows used in operating activities in the first nine months of 2016 was primarily due to operating losses, an increase in inventory and other working capital changes, offset by a $22.1 million tax refund related to the 2015 carry-back return.

Investing Activities. Net cash used in investing activities, primarily for capital expenditures, was $4.7 million and $7.7 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash used in capital expenditures in both the nine month periods ended September 30, 2017 and 2016 were primarily related to new store openings and information technology initiatives.

Financing Activities. Net cash used in financing activities was $8.7 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash used in financing activities in the first nine months of 2017 was primarily due to $8 million in net payments on the revolving credit facility, and net cash used in financing activities in the first nine months of 2016 was primarily attributable to payments for debt issuance costs associated with the amendment to our revolving credit facility.

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

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our revolving credit facility are exposed to interest rate risk due to the variable rate of the facility. As of September 30, 2017, we had $32 million outstanding under our revolving credit facility.

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

We are party to the legal proceedings that are described in Note 7 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, and such disclosure is incorporated by reference into this “Item 1. Legal Proceedings.”  We are also, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, while the outcome of any of these claims and disputes arising in the normal course cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on the results of operations, financial position or liquidity.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended September 30, 2017 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Maximum Dollar Value of Shares That May Yet Be Purchased as Part of Publicly Announced Programs[2]
July 1, 2017 to July 31, 2017	—	—	—	—
August 1, 2017 to August 31, 2017	—	—	—	—
September 1, 2017 to September 30, 2017	—	—	—	—
Total	—	—	—	—

1 We repurchased 21,066 shares of our common stock, at an average price of $35.22, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended September 30, 2017.

2 Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively, and are currently indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. At September 30, 2017, we had approximately $14.7 million remaining under this authorization.

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

LUMBER LIQUIDATORS HOLDINGS, INC.
(Registrant)

Date: October 30, 2017	By:	/s/ Martin D. Agard
Martin D. Agard
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Separation and Release Agreement, dated June 29, 2017 and effective as of August 11, 2017, by and between Lumber Liquidators, Inc. and Gregory A. Whirley, Jr. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed June 30, 2017 (File No. 001-33767), and incorporated herein by reference)

31.1	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

