Form 10-K
period 2017-12-31
Lumber Liquidators Holdings, Inc.
filed 2018-02-27
CIK 1396033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of June 30, 2017, the last business day of the registrant’s most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $688.3 million based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 15, 2018:

Title of Class	Number of Shares
Common Stock, $0.001 par value	28,490,229

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2018 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2017.

LUMBER LIQUIDATORS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENT

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact on us of any of the following:

•	government investigations and related legal proceedings;
•	other current and former legal proceedings;
•	the Lacey Compliance Plan and other compliance matters;
•	new laws and regulations;
•	impact of the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”);
•	the inability to open new stores;
•	managing growth;
•	increased transportation costs;
•	damage to our assets;
•	operating stores in Canada and an office in China;
•	managing third-party installers;
•	renewing leases;
•	having sufficient suppliers;
•	our compliance and our suppliers’ compliance with laws;
•	product liability claims;
•	obtaining products from abroad, including effects of antidumping and countervailing duties;
•	availability of suitable hardwood;
•	changes in economic conditions;
•	sufficient insurance coverage;
•	access to capital;
•	handling of confidential customer information;
•	management information systems disruptions;
•	alternative e-commerce offerings;
•	our advertising strategy;
•	anticipating consumer trends;
•	competition;
•	internal controls;
•	stock price volatility; and
•	anti-takeover provisions.

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

We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality hard-surface flooring products. With a balance of selection, quality, availability, service and price, we believe our value proposition is the most complete within a highly fragmented hard-surface flooring market. The foundation for our value proposition is strengthened by our unique store model, the industry expertise of our people, and our singular focus on hard-surface flooring.

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

Our Business

Market

According to the July 2017 Issue of Floor Covering Weekly, U.S. installed floor covering product sales in 2016 were $38.5 billion, not including labor. Within this market, U.S. hardwood, laminate and vinyl flooring sales accounted for 37.7% of the total. Flooring sales are driven by a number of factors including discretionary income and the housing market. Including installation, the overall flooring industry has grown at a compound annual growth rate of 5.6% from 2011 through 2016. Over the same period, hardwood, laminate and vinyl flooring sales, including the cost of installation grew at a compound annual growth rate of 8.5%. We believe improvements in the quality and construction of certain products, ease of installation, a broad range of retail price points, and movement away from soft surfaces will drive continued hard surface flooring share gain versus soft surface flooring in the future.

Competition

We compete for customers in a highly fragmented marketplace, where we believe no one retailer has captured more than a 16% share of the consumer market for hardwood flooring. Although the market includes the national home improvement warehouse chains, warehouse clubs and online retailers, we believe the majority of the industry consists of local one-store flooring retailers, small chains of stores that may specialize in one or two flooring categories and a limited number of regional chains.

Customers

We target several distinct customer groups who each have varied needs with respect to their flooring purchases, including do-it-yourself (“DIY”) customers, do-it-for-me (“DIFM”) customers, and commercial customers. We believe that each of the customer groups we serve is passionate about their flooring purchase and value our wide assortment of flooring products, availability, and the quality of those products. While our offering to each of these groups begins with the same broad assortment, convenient stores, and knowledgeable store associates, each of these customer groups require unique service components based on the ability of our associates to share detailed product knowledge and preferred installation methods. We offer DIFM customers installation services, while our DIY and commercial customers receive more personal attention when completing their purchase, including dedicated call center resources. All customer groups are offered delivery services.

Products and Services

Product Selection

We offer an extensive assortment of hard surface flooring under more than 20 proprietary brand names, led by our flagship, Bellawood®. We have invested significant resources developing these national brand names, as well as the Lumber Liquidators name. Our hard surface flooring products are available in various widths and lengths and are generally differentiated in terms of quality and price based on wood versus manufactured materials, the species, wood grade and durability of finish. Prefinished floors are the dominant choice for residential customers over unfinished wood planks that have a finish applied after installation. We also offer an assortment of flooring enhancements, installation services and accessories, including moldings, underlays and tools.

Direct Sourcing

We source directly from mills and other vendors which enables us to offer a broad assortment of high-quality, proprietary products to our customers at a consistently low cost. We seek to establish strong, long-term relationships with our vendor partners around the world. In doing so, we look for vendors that have demonstrated an ability to meet our demanding specifications, our rigorous compliance standards and the capability to provide sustainable and growing supplies of high-quality innovative, trend-right products. We source from both domestic and international vendors, with approximately half of our merchandise being sourced from overseas.

Supply Chain

Our supply chain is wholly focused on delivering a complete assortment of products to our customers in an efficient manner. In the first quarter of 2014, we began operating a 500,000 square foot leased distribution center in Pomona, California as the primary distribution center for our western stores. In 2014, we completed construction of a million square foot distribution center on approximately 100 acres of land we own in Henrico County, Virginia to consolidate the distribution facilities. This facility was fully operational in 2015. A number of our vendors maintain certain inventory levels for shipment directly to our stores or our customers. Our product is generally transported boxed and palletized, and the weight of our product is a key driver of our supply chain costs.

Compliance and Quality Control

Our compliance programs are designed to ensure the products we sell are safe and responsibly sourced, and meet all regulatory and statutory requirements, including without limitation requirements associated with the Lacey Act, EPA and the California Air Resources Board (“CARB”). We utilize a variety of due diligence processes and controls, including supplier audits, periodic on-site visits, and product testing. We utilize a risk-based approach to implement and operate the various aspects of our compliance program. Our compliance program considers, among other things, product risk, the level of vertical integration at our suppliers’ mills, legality concerns noted by both private and government parties, and the results of on-site audits performed by us. Our evaluation of sourcing risk is a key component in our allocation of resources to ensure we meet our standards for product compliance and safety. Compliance and Quality Control teams located in the United States and in China are supplemented with external resources that provide independent analyses which are incorporated into our review processes and monitor our sourcing efforts across all areas from which we source product. Compliance programs are continually under review, updated and enhanced as appropriate to stay current with statutory and regulatory requirements. Our compliance and regulatory affairs committee of the board of directors provides oversight of our compliance programs.

Additionally, we maintain and operate a 1,500 square foot lab within our East Coast distribution facility. The lab features two temperature and humidity controlled conditioning rooms and two emission chambers correlated to a CARB-approved Third Party Certifier standard. We believe this equipment mirrors the capabilities of CARB and other state-of-the-art emission testing facilities. This lab, along with our third-party providers, supports our process to ensure compliance with CARB and EPA requirements.

Installation

Approximately one in 10 of our customers opt to utilize the professional installation services which we make available at virtually all of our stores to measure and install flooring at competitive prices. As of

December 31, 2017, we utilized a network of associates to perform certain customer-facing, consultative services and coordinated the installation of our flooring products by third-party independent contractors in 391 of our stores. Service revenue for installation transactions we control is included in net sales, with the corresponding costs in cost of sales. We believe our greater interaction with the customer and better relationships with the third-party independent contractors on services provided will ultimately result in a better customer experience and higher utilization by the customer.

Store Model

As of December 31, 2017, we operated 393 retail stores, with 385 located in 46 states in the United States and eight in Ontario, Canada. We historically have sought locations with lower rent than retailers requiring high traffic or impulse purchases and are able to adapt a range of existing buildings to our format, from free-standing buildings to strip centers to small shopping centers. Generally, our stores are approximately 6,500 to 7,500 square feet, which includes a showroom format designed to emphasize our products, and a small warehouse. We enter into short leases, generally for a base term of five to seven years with renewal options, to maximize our real estate flexibility.

We routinely evaluate our store site selection criteria and are currently targeting retail corridors within a market over the more industrial locations we historically sought. We consistently monitor performance of current stores as well as the market opportunity for new locations, adjusting as needed to optimize the profitability and growth potential of our network.

Sales Approach

We strive to have an integrated multi-channel sales model that enables our stores, call center, website and catalogs to work together in a coordinated manner. We believe that due to the average size of the sale and the general infrequency of a flooring purchase, many of our customers conduct extensive research using multiple channels before making a purchase decision. Though our customers utilize a range of these channels in the decision-making process, the final sale is most often completed in the store, working with our flooring experts. Our customers typically plan well in advance for the inconvenience of removing old flooring and installing new flooring. In larger, more complex projects, greater lead time and preparation is often required. Our research indicates that the length of a hardwood flooring purchase can vary significantly from initial interest to final sale.

Our objective is to help the customer through the entire purchase cycle from inspiration to installation, whether in our store or in their home. Our goal is to provide our customers with everything needed to complete their flooring project — to remove the existing floor, install the new floor with complementary moldings and accessories, and finally, maintain the floor for its lifetime.

Our sales strategy emphasizes customer service by providing superior, convenient, educational tools for our customers to learn about our products and the installation process. We invest heavily in training our store associates on all of our products and install techniques. Flooring samples of most of the products we offer are available in our stores, or can be ordered through our call center and website. Once an order is placed, customers may choose to either have their purchases delivered or pick them up at a nearby store location.

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

We place an emphasis on identifying, hiring and empowering employees who share a passion for our business philosophy. Many of our store managers have previous experience with the home improvement, retail flooring or flooring installation industries. We provide continuous training focused on selling techniques and in-depth product knowledge for our store associates, who, we believe, are a key driver in a customer’s purchasing decision.

Digital/Omni-Channel

Our website contains a broad range of information on our products and services, including a comprehensive knowledge base of tools on wood flooring, product reviews, before and after photos from previous customers, product information and how-to installation videos. A customer also has the ability to chat live with a flooring expert, either online or over the phone, regarding questions about a flooring purchase or installation. We continue to develop several new and responsive mobile, tablet and website functionality to assist customers with their flooring choice, and to ensure these tools are effective as the customer moves across channels. We also have an active presence on Facebook, Pinterest, YouTube and Twitter.

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

Financing: We offer our residential customers a financing alternative through a proprietary credit card, the Lumber Liquidators credit card, underwritten by a third-party financial institution, generally with no recourse to us. This program serves the dual function of providing financial flexibility to our customers and offering us promotional opportunities featuring deferred interest, which we often combine with product promotions. Our customers may also use their Lumber Liquidators credit card for installation services. We also offer our commercial customers a financing alternative, which is also underwritten by a third-party financial institution, generally at no recourse to us. The commercial credit program provides our professional customers a range of additional services that we believe add efficiency to their businesses.

Employees

As of December 31, 2017, we had approximately 2,100 employees, 96% of whom were full-time and none of whom were represented by a union. Of these employees, 71% work in our stores, 18% work in corporate store support infrastructure or similar functions (including our call center employees) and 11% work either on our finishing line or in one of our distribution centers. We believe that we have good relations with our employees.

Seasonality and Quarterly Results

Our quarterly results of operations can fluctuate depending on the timing of our advertising expenses and the timing of, and income contributed by, our new stores. Our net sales fluctuate slightly as a result of seasonal factors, and we adjust merchandise inventories in anticipation of those factors, causing variations in our build of merchandise inventories. Generally, we experience higher than average net sales in the spring and fall, when more home remodeling activities typically are taking place, and lower than average net sales in the colder winter months and during the hottest summer months.

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

Government Regulation

We are subject to extensive and varied federal, provincial, state and local government regulations in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees and customers, public health and safety, zoning, accommodations for persons with disabilities, and fire codes. We are also subject to a number of compliance obligations pursuant to various settlement agreements we have entered into over the past few years. We operate each of our stores, offices, finishing facility and distribution centers in accordance with standards and procedures designed to comply with applicable laws, codes, licensing requirements and regulations. Certain of our operations and properties are also subject to federal, provincial, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and cleanup of contaminated properties, including off-site disposal locations. We do not currently incur significant costs complying with the laws and regulations related to hazardous materials. However, we could be subject to material costs, liabilities or claims relating to compliance in the future, especially in the event of changes in existing laws and regulations or in their interpretation, as well as the passage of new laws and regulations.

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

Item 1A. Risk Factors.

The risks described below could materially and adversely affect our business, results of operations, financial condition and cash flows. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that apply generally to companies operating in the U.S. and globally, as well as other risks that are not presently known to us or that we currently consider to be immaterial.

Risks Related to Our Operations

Unfavorable allegations, government investigations and legal actions surrounding our products or us could harm our reputation and impair our ability to grow or sustain our business.

We rely on our reputation for offering great value, superior service and a broad selection of high-quality, safe flooring products. We are currently involved in a number of government investigations and legal actions, many of which have resulted from unfavorable allegations regarding our products and us. Negative publicity surrounding these government investigations and legal actions could continue to harm our reputation and the demand for our products. Additional unfavorable allegations, government investigations and legal actions involving our products and us could also affect our perception in the market and our brands and negatively impact our business and financial condition. For instance, unfavorable allegations surrounding the product quality of our laminates sourced from China has negatively affected and could continue to negatively affect our operations. If this negative impact is significant, our ability to maintain our liquidity and grow or sustain our business could be jeopardized.

We are involved in a number of legal proceedings and, while we cannot predict the outcomes of these proceedings and other contingencies with certainty, some of the outcomes of these proceedings could adversely affect our business and financial condition.

We are, or may become, involved in legal proceedings, government and agency investigations, and consumer, employment, tort and other litigation (see discussion of Legal Proceedings in Item 3 of this Annual Report). We cannot predict with certainty the outcomes of these legal proceedings. The outcome of some of these legal proceedings could require us to take actions which could be costly to implement or otherwise negatively affect our operations or could require us to pay substantial amounts of money that could have a material adverse effect on our liquidity, financial condition and results of operations and could affect our ability to obtain capital or access our revolving line of credit and continue as a going concern. Additionally, defending against lawsuits and legal proceedings may involve significant expense and diversion of management’s attention and resources.

Our overall compliance program, including the Lacey Compliance Plan, is complex and costly to maintain. A failure to manage these programs could adversely affect our ability to conduct business, result in significant fines and other penalties, damage our brand and reputation, and, consequently, negatively impact our financial position and results of operations.

As disclosed on October 7, 2015, we reached a settlement with the United States Department of Justice (“DOJ”) regarding our compliance with the Lacey Act. In connection with that settlement, we agreed to implement the Lacey Compliance Plan and we are subject to a probation period of five years. Our implementation of the Lacey Compliance Plan, together with requirements resulting from other settlement agreements we have entered into over the past few years, is costly and, if the implementation costs are more than we anticipate, could adversely affect our operating results. In the event we fail to fully implement the Lacey Compliance Plan as required and in accordance with set deadlines, the government may require us to cease the importation of hardwood flooring from China until the DOJ determines that the Lacey Compliance Plan has been satisfactorily implemented. If we have to cease the importation of hardwood flooring, our ability to operate would be substantially harmed and our business, including our results of operations, would be adversely affected. Further, the failure to properly manage our overall compliance program and fully comply with the obligations imposed upon us by these various settlement agreements or implement any of the compliance requirements arising from these obligations could adversely affect our ability to conduct business, result in significant fines and other penalties, damage our brand and reputation and negatively impact our financial position and results of operations.

Federal, provincial, state or local laws and regulations, or our failure to comply with such laws and regulations, and our obligations under certain settlement agreements related to our products could increase our expenses, restrict our ability to conduct our business and expose us to legal risks.

We are subject to a wide range of general and industry-specific laws and regulations imposed by federal, provincial, state and local authorities in the countries in which we operate, including those related to customs, foreign operations (such as the Foreign Corrupt Practices Act), truth-in-advertising, consumer protection, privacy, zoning and occupancy matters as well as the operation of retail stores and warehouse, production and distribution facilities and provision of installation services. In addition, various federal, provincial and state laws govern our relationship with and other matters pertaining to our employees, including wage and hour-related laws. If we fail to comply with these laws and regulations, we could be subject to legal risk, our operations could be impacted negatively and our reputation could be damaged. Likewise, if such laws and regulations should change, our costs of compliance may increase, thereby impacting our results and hurting our profitability.

Certain portions of our operations are subject to laws and regulations governing hazardous materials and wastes, the remediation of contaminated soil and groundwater and the health and safety of employees. If we are unable to comply with, extend or renew a material approval, license or permit required by such laws, or if there is a delay in renewing any material approval, license or permit, our net sales and operating results could deteriorate or otherwise cause harm to our business.

With regard to our products, we spend significant resources in order to comply with applicable advertising, importation, exportation, environmental and health and safety laws and regulations. If we should violate these laws and regulations, we could experience delays in shipments of our goods, be subject to fines, penalties, criminal charges, or other legal risks, be liable for costs and damages, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. Further, if such laws and regulations should change we may experience increased costs in order to adhere to the new standards. We are also subject to a number of settlement agreements that impose certain obligations on us with respect to the operation of our business. If we fail to comply with these obligations, we may experience additional costs and expenses and could be subject to additional legal risks.

The effect of comprehensive U.S. tax reform legislation on us, whether adverse or favorable, is uncertain.

In December of 2017, President Trump signed into law the Tax Act. Among a number of significant changes to the U.S. federal income tax rules, the Tax Act reduces the marginal U.S. corporate income tax rate from 35% to 21%, limits the deduction for net interest expense, shifts the United States toward a more territorial tax system, and imposes new rules to combat erosion of the U.S. federal income tax base. We are still evaluating the effects of the Tax Act on us and there are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions in the Tax Act. In the absence of guidance on these issues, we will use what we believe are reasonable interpretations and assumptions in interpreting and applying the Tax Act for purposes of determining our cash tax liabilities and results of operations, which may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves over time. It is possible that the Internal Revenue Service could issue subsequent guidance or take positions on audit that differ from the interpretations and assumptions that we previously made, which could have an adverse effect on our cash tax liabilities, results of operations and financial condition. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made.

Our growth strategy depends in part on our ability to open new stores and is subject to many unpredictable factors.

As of December 31, 2017, we had 393 stores throughout the United States and Canada. Assuming the continued success of our store model and satisfaction of our internal criteria, we plan to continue our selective approach to future openings over the next several years. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. Our future results and ability to implement our growth strategy will depend on various factors, including the following:

•	as we open more stores, our rate of expansion relative to the size of our store base will decline;
•	consumers in new markets may be less familiar with our brands, and we may need to increase brand awareness in those markets through additional investments in advertising;
•	new stores may have higher construction, occupancy or operating costs, or may have lower average store net sales, than stores opened in the past;
•	we may experience difficulties in obtaining approvals necessary to open and operate particular store locations;
•	newly opened stores may reach profitability more slowly than we expect in the future, as we enter more mid-sized and smaller markets and add stores to larger markets where we already have a presence; and
•	our Canadian stores may require additional investment in advertising due to our limited penetration in the Canadian market.

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

Increased transportation costs could harm our results of operations.

The efficient transportation of our products through our supply chain is a critical component of our operations. If the cost of fuel or other costs, such as import tariffs, duties and international container rates, rise, it could result in increases in our cost of sales due to additional transportation charges and fees. Additionally, there are a limited number of delivery companies capable of efficiently transporting our products from our suppliers. Consolidation within this industry could result in increased transportation costs. The number of qualified drivers may also be an issue. We may be unable to increase the price of our products to offset increased transportation charges, which could cause our operating results to deteriorate.

Damage, destruction or disruption of our Toano, Virginia facility or distribution centers could significantly impact our operations and impede our ability to finish and distribute certain of our products.

Our Toano, Virginia facility serves as our corporate headquarters and, among other things, houses our primary computer systems, which control our management information and inventory management systems. In addition, in 2017, we finished approximately 85% of all Bellawood products, as well as small quantities of certain other products, there. In 2017, Bellawood flooring accounted for approximately 10% of our net sales. If the Toano, Virginia facility or equipment were damaged or destroyed, it could harm our operations, cause significant lost production and impact our ability to fulfill customer demand.

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

The operation of stores in Canada and our representative office in China may present increased legal and operational risks.

We currently operate eight store locations in Canada. As a result of our limited penetration in the Canadian market, these stores may continue to be less successful than we expect. Additionally, investments in advertising and promotional activity may be required to continue to build brand awareness in that market.

We also have established a representative office in Shanghai, China to facilitate our product sourcing in Asia. We have limited experience with the legal and regulatory environments and market practices outside of the United States and cannot guarantee that we will be able to operate profitably in these markets or in a manner and with results similar to those in the United States. We may also incur increased costs in complying with applicable Canadian and Chinese laws and regulations as they pertain to both our products and our operations. Further, if we fail to comply with applicable laws and regulations, we could be subject to, among other things, litigation and government and agency investigations.

Failure to effectively manage our third-party installers may present increased legal and operational risks.

We manage third-party installers who provide installation services to some of our customers. In some of these jurisdictions, we are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of our third-party installers. We have established procedures designed to manage these requirements and ensure customer satisfaction with the services provided by our third-party installers. If we fail to manage these procedures effectively or provide proper oversight of these services, we may be subject to regulatory enforcement and litigation and our net sales and our profitability and reputation could be harmed.

Our founder is the lessor on a significant number of our leases and the satisfactory renewal of these as each comes due is a risk to our occupancy costs and store count.

As of December 31, 2017, we lease our Toano facility, which includes a store location, a warehouse and 29 of our other store locations from entities owned, in whole or in part, by Tom Sullivan, our founder. Although our percentage of total stores leased from such entities has decreased, this concentration of leases subjects us to the risk of increased costs or reduction of store count in the event of an adverse action or inaction by Mr. Sullivan or such entities. Mr. Sullivan no longer serves as an employee or as a director of the Company.

Risks Related to Our Suppliers, Products and Product Sourcing

Failure to identify and develop relationships with a sufficient number of qualified suppliers could affect our ability to obtain products that meet our high quality standards.

We purchase flooring directly from mills located around the world. We believe that these direct supplier relationships are important to our business. In order to retain the competitive advantage that we believe results from these relationships, we need to continue to identify, develop and maintain relationships with qualified suppliers that can satisfy our high standards for quality and our requirements for the delivery of hardwood in a timely and efficient manner. We expect the need to develop new relationships to be particularly important as we seek to expand our operations, enhance our product offerings, and expand our product assortment and geographic source of origin in the future. Any inability to do so could reduce our competitiveness, slow our plans for further expansion and cause our net sales and operating results to deteriorate.

We rely on a concentrated number of suppliers for a significant portion of our supply needs. We generally do not have long-term contracts with our suppliers. In the future, our suppliers may be unable to supply us, or supply us on acceptable terms, due to various factors, which could include political instability in the supplier’s country, insufficient production capacity, product line failures, collusion, a supplier’s financial instability, inability or refusal to comply with applicable laws, trade restrictions, tariffs or our standards, duties, insufficient transport capacity and other factors beyond our control. In these circumstances, we could experience deterioration in our net sales and operating results.

The failure of our suppliers to comply with applicable laws, use ethical practices, and meet our quality standards could result in our suspending purchasing from them, negatively impacting net sales, and could expose us to reputational and legal risks.

While our suppliers agree to operate in compliance with applicable laws and regulations, we do not control our suppliers. Accordingly, despite our continued investment in quality control, we cannot guarantee that they comply with such laws and regulations or operate in a legal, ethical and responsible manner. While we monitor our suppliers’ adherence to our quality standards, there is no guarantee that we will be able to identify non-compliance. Moreover, the failure of our suppliers to adhere to applicable legal requirements and the quality standards that we set for our products could lead to government investigations, litigation, write-offs and recalls, which could damage our reputation and our brands, increase our costs, and otherwise hurt our business.

Product liability claims could adversely affect our reputation which could adversely affect our net sales and profitability.

We face the risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in economic loss, personal injury or property damage or violated environmental or other laws. In the event that any of our products proves to be defective or otherwise in violation of applicable law, we may be required to recall or redesign such products. Further, in such instances, we may be subject to legal action. We maintain insurance against some forms of product liability claims, but such coverage may not be available or adequate for the liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our net sales and operating results.

Our ability and cost to obtain products from abroad and the operations of many of our international suppliers are subject to risks that are beyond our control and that could harm our operations and profitability.

We rely on a select group of international suppliers to provide us with imported flooring products that meet our specifications. In 2017, our imported product was sourced from Asia, Europe, Australia and South America. As a result, we are subject to risks associated with obtaining products from abroad, including:

•	the imposition of duties (including antidumping and countervailing duties), tariffs, taxes and/or other charges on exports or imports;
•	political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries where our products originate;
•	currency exchange fluctuations;
•	the imposition of new laws and regulations, including those relating to environmental matters and climate change issues, labor conditions, quality and safety standards, trade restrictions, and restrictions on funds transfers;
•	disruptions or delays in production, shipments, delivery or processing through ports of entry; and
•	differences in product standards, acceptable business practices and legal environments of the country of origin.

These and other factors beyond our control could disrupt the ability of our suppliers to ship certain products to us cost-effectively or at all, which could harm our operations.

Our ability to offer hardwood flooring, particularly products made of more exotic species of hardwood, depends on the continued availability of sufficient suitable hardwood at reasonable cost.

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

Risks Related to Economic Factors and Our Access to Capital

Cyclicality in the home flooring industry, coupled with our lack of diversity in our lines of business, could cause volatility and risk to our business.

The hardwood flooring industry is highly dependent on the remodeling of existing homes and new home construction. Remodeling and new home construction are cyclical and depend on a number of factors which are beyond our control, including interest rates, tax policy, employment levels, consumer confidence, credit availability, real estate prices, demographic trends, weather conditions, natural disasters and general economic conditions. For example, discretionary consumer spending could be limited, spending on remodeling of existing homes could be reduced and purchases of new homes could decline if:

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

Our insurance coverage and self-insurance reserves may not cover existing or future claims.

We maintain various insurance policies, including directors and officers insurance:

•	We are self-insured on certain health insurance plans and workers’ compensation coverage and are responsible for losses up to a certain limit for these respective plans.
•	We continue to be responsible for losses up to a certain limit for general liability and property damage insurance.
•	Our professional liability and cyber security insurance policies contain limitations on the amount and scope of coverage.

With the large number of pending cases and government investigations, we may be required to defend ourself, our officers, directors and former employees and we may be subject to financial harm in the event such cases or investigations are adversely determined and insurance coverage will not, or is not sufficient to, cover any related losses.

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Unanticipated changes may produce materially different amounts of expense than those recorded, which could adversely impact our operating results. Additionally, our recent experience could limit our ability to obtain satisfactory insurance coverage, subjecting us to further loss, or could require significantly increased premiums.

The inability to access our credit facility or other sources of capital, could cause our financial position, liquidity, and results of operations to suffer.

We have relied on a bank credit facility to fund seasonal needs for working capital. Our access to this facility depends on our ability to meet the conditions for borrowing, including that all representations are true and correct at the time of the borrowing. Our failure to meet these requirements or obtain alternative sources of capital could impact:

•	our ability to fund working capital, capital expenditures and other general corporate purposes;
•	our ability to meet our liquidity needs, arising from, among other things, legal matters; and
•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

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

If our management information systems, including our website or our call center, experience disruptions, it could disrupt our business and reduce our net sales.

We depend on our management information systems to integrate the activities of our stores, website and call center, to process orders, to respond to customer inquiries, to manage inventory, to purchase merchandise and to sell and ship goods on a timely basis. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. We may incur significant expenses in order to repair any such operational problems. Any significant disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, which could result in delays in the delivery of products to our stores and customers or lost sales. Moreover, our entire corporate network, including our telephone lines, is on an Internet-based network, which is vulnerable to certain risks and uncertainties, including changes in required technology interfaces, website downtime and other technical failures, security breaches and customer privacy concerns. Accordingly, if our network is disrupted or if we cannot successfully maintain our website and call center in good working order, we may experience delayed communications within our operations and between our customers and ourselves, and may not be able to communicate at all via our network, including via telephones connected to our network.

Alternative e-commerce and online shopping offerings may erode our customer base and adversely affect our business.

Our long-term future depends heavily upon the general public’s willingness to use our stores as a means to purchase goods. In recent years, e-commerce has become more widely accepted as a means of purchasing consumer goods and services, which could adversely impact customer traffic in our stores. Additionally, certain of our competitors offer alternative e-commerce and online shopping. If consumers use alternative e-commerce and online shopping offerings to conduct business as opposed to our store locations, it could materially adversely impact our net sales and operating results.

Risks Relating to Our Competitive Positioning

A tarnished brand or ineffectiveness of our advertising strategy could result in reduced customer traffic, thereby impacting net sales and profitability.

We believe that our growth thus far was achieved in part through our successful investment in local and national advertising. Historically, we have used extensive advertising to encourage customers to drive to our stores, which were generally located some distance from population centers in areas that have lower rents than traditional retail locations. Further, a significant portion of our advertising was directed at the DIY and DIFM customers. While our marketing strategy continues to support these strategies, we have broadened the reach and frequency of our advertising to increase the awareness of our value proposition and the number of customers served. If there is are negative perceptions about our brand to our customers, our advertisements fail to draw customers in the future, or if the cost of advertising or other marketing materials increases significantly, we could experience declines in our net sales and operating results.

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

We operate in the wood flooring industry, which is highly fragmented and competitive. We face significant competition from national and regional home improvement chains, national and regional specialty flooring chains, Internet-based companies and privately owned single-site enterprises. We compete on the basis of price, customer service, store location and the range, quality and availability of the hardwood flooring that we offer our customers. If our positioning with regard to one or more of these factors should erode, deteriorate, fail to resonate with consumers or misalign with demand or expectations, our business and results may be impacted negatively.

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

Risks Related to Internal Controls

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

We have in the past discovered, and may in the future discover, areas of internal controls that need improvement. Regardless, we continue to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

Risks Relating to Our Common Stock

Our common stock price may be volatile and all or part of any investment in our common stock may be lost.

The market price of our common stock could fluctuate significantly based on various factors, including, but not limited to:

•	unfavorable market reactions to allegations regarding the safety of our products and the related litigation and/or government investigations resulting therefrom, as well as any payments, judgments or other losses in connection with such lawsuits and/or investigations;
•	trading activity of our current or future stockholders, including common stock transactions by our directors and executive officers;
•	industry-related trends and growth prospects; and
•	our concentration in the cyclical home furnishings industry.

In addition, the stock market may experience significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies but may cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with us or our performance.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of research analysts and investors due to various factors.

Research analysts and investors develop expectations on how we may perform using a variety of metrics, including sales, comparable store sales, gross profit, etc. However, in any given quarter, actual performance may vary from these expectations, causing significant fluctuations in our stock price.

Our anti-takeover defense provisions may cause our common stock to trade at market prices lower than it might absent such provisions.

Our certificate of incorporation and bylaws contain provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions include a staggered board, the availability of “blank check” preferred stock, provisions restricting stockholders from calling a special meeting of stockholders or from taking action by written consent and provisions that set forth advance notice procedures for stockholders’ nominations of directors and proposals of topics for consideration at meetings of stockholders. Our certificate of incorporation also provides that Section 203 of the Delaware General Corporation Law, which relates to business combinations with interested stockholders, applies to us. These provisions may delay, prevent or deter a merger, or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock. In addition, these provisions may cause our common stock to trade at a market price lower than it might absent such provisions.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of February 15, 2018, we operated 395 stores located in 46 states and Canada, with two additional openings since December 31, 2017. In addition to our eight stores in Ontario, Canada, the table below sets forth the locations (alphabetically by state) of our 387 U.S. stores in operation as of February 15, 2018.

State	Stores	State	Stores	State	Stores	State	Stores
Alabama	5	Iowa	3	Nevada	3	Rhode Island	1
Arizona	6	Kansas	3	New Hampshire	5	South Carolina	9
Arkansas	2	Kentucky	5	New Jersey	13	South Dakota	1
California	44	Louisiana	5	New Mexico	1	Tennessee	6
Colorado	8	Maine	3	New York	20	Texas	29
Connecticut	8	Maryland	10	North Carolina	13	Utah	3
Delaware	4	Massachusetts	10	North Dakota	1	Vermont	1
Florida	29	Michigan	10	Ohio	13	Virginia	13
Georgia	11	Minnesota	6	Oklahoma	3	Washington	9
Idaho	2	Mississippi	3	Oregon	7	West Virginia	3
Illinois	16	Missouri	5	Pennsylvania	20	Wisconsin	5
Indiana	8	Nebraska	2

We lease all of our stores and our corporate headquarters located in Toano, Virginia, which includes our call center, corporate offices, and distribution and finishing facility. Our corporate headquarters has 307,784 square feet, of which approximately 32,000 square feet are office space, and is located on a 74-acre plot. We own approximately 100 acres of land in Henrico County, Virginia where we constructed a one million square foot distribution center that became fully operational in January 2015. We lease a 504,016 square foot facility in Pomona, California, which, along with our facility in Virginia, serve as our primary distribution facilities.

Item 3. Legal Proceedings.

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

Steele Matter

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

Estimated Liability Associated with Formaldehyde and Abrasion MDLs and the Steele Matter

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

In addition to those purchasers who opt out of the above settlement (the “Opt Outs”) and the Steele matter, there are a number of individual claims and lawsuits alleging (i) damages due to excessive formaldehyde emissions, including personal injury claims, and (ii) damages similar to those in the Abrasion MDL (collectively, the “Other Matters”). Certain of these Other Matters are in advanced stages of settlement negotiations, and the Company recognized a further $1 million charge during the fourth quarter of 2017. For the remaining Other Matters, while the Company believes that a further loss associated with the Opt Outs, Other Matters and the Steele matter is reasonably possible, the Company is unable to reasonably estimate the amount or range of possible loss. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity.

As a result of these developments, the Company has determined that a probable loss has been incurred and has recognized cumulative charges to earnings cumulatively of $37 million within selling general and administrative expense during 2017. If the Company does not execute a definitive settlement agreement consistent with the MOU or incurs losses with the respect to the Opt Outs, Steele and Other Matters, the ultimate resolution of these actions could still have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.

Gold Matter

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring that the Company sells is defective. On February 13, 2015, Gold filed an amended complaint that added three additional plaintiffs (collectively with Gold, “Gold Plaintiffs”). The Company moved to dismiss the amended complaint. The court dismissed most of Gold Plaintiffs’ claims but allowed certain omission-based claims to proceed. Gold Plaintiffs filed a Second Amended Complaint on December 16, 2015, then a Third Amended Complaint on January 20, 2016, and then a Fourth Amended Complaint on June 26, 2017. In the Fourth Amended Complaint, Gold Plaintiffs limited the complaint to the Company’s Morning Star Strand Bamboo flooring that the Company sells (the “Strand Bamboo Product”) and allege that the Company has engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Strand Bamboo Product and by concealing the Strand Bamboo Product’s defective nature. In the Fourth Amended Complaint, Gold Plaintiffs limited the purported class of individuals to those who are residents of California, Florida, Illinois, Minnesota, Pennsylvania, and West Virginia, respectively, and purchased the Strand Bamboo Product for personal, family, or household use. On February 2, 2018, Plaintiffs filed their Fifth Amended Complaint substituting a new proposed Illinois class representative for the class representative previously dismissed by the Court. Gold Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, Gold Plaintiffs seek (i) a declaration that the Company’s actions violate the law and that it is financially responsible for notifying all purported class members, (ii) injunctive relief requiring the Company to replace and/or repair all of the Strand Bamboo Product installed in structures owned by the purported class members, and (iii) a declaration that the Company must disgorge, for the benefit of the purported classes, all or part of the profits received from the sale of the allegedly defective Strand Bamboo Product and/or to make full restitution to Gold Plaintiffs and the purported class members.

Fact discovery in the matter is now complete. The Gold Plaintiffs filed a motion for class certification seeking to certify state-wide classes for purchases of the Strand Bamboo Product in California, Florida, Illinois, Minnesota, Pennsylvania, and West Virginia. The Company filed an opposition to class certification and a motion to exclude the opinions of the Gold Plaintiffs’ experts. In November 2017, the court granted Gold Plaintiffs’ motion for class certification with respect to the six states, and granted in part and denied in part the Company’s motion to exclude Gold Plaintiffs’ expert witnesses. The Company has appealed the class certification decision to the United States Court of Appeals for the Ninth Circuit. The Company’s previously filed motion to dismiss the non-California plaintiffs on jurisdictional grounds was denied.

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

Employment Cases

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

Kramer Lawsuit

On or about November 17, 2017, Robert J. Kramer, on behalf of himself and all others similarly situated (collectively, the “Kramer Plaintiffs”) filed a purported class action lawsuit in the Superior Court of California, County of Sacramento on behalf of all current and former store managers, all others with similar job functions and/or titles and all current and former employees classified as non-exempt or incorrectly classified as exempt and who worked for the Company in the State of California (collectively, the “CSM Employees”) alleging violation of the California Labor Code (“CLC”) including, among other items, failure to pay wages and overtime and engaging in unfair business practices. The Kramer Plaintiffs seek certification of the CSM Employees for (i) a class action covering the prior four-year period prior to the filing of the complaint through the disposition of this action for the CSM Employees who currently are or were employed in California (the “California SM Class”) in connection with the CLC. The Kramer Plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, the Kramer Plaintiffs seek class certification for the California SM Class, unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages. The Company disputes the Kramer Plaintiffs’ claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action and therefore no accrual has been made related to this.

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to companies importing multilayered wood flooring from Chinese suppliers subject to the AD and CVD orders. The Company’s multilayered wood flooring imports from China accounted for approximately 8%, 7% and 6% of its flooring purchases in 2017, 2016 and 2015, respectively. The Company’s consistent view through the course of this matter has been, and remains, that its imports are neither dumped nor subsidized.

As part of its processes in these proceedings, following the original investigation, the DOC conducts annual administrative reviews of the CVD and AD rates. In such cases, the DOC will issue preliminary rates that are not binding and are subject to comment by interested parties. After consideration of the comments received, the DOC will issue final rates for the applicable period, which may lag by a year or more. As rates are adjusted through the administrative reviews, the Company adjusts its payments prospectively based on the final rate. The Company will begin to pay the finalized rates on each applicable future purchase when recognized by U.S. Customs and Border Protection.

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

Following the issuance of the orders on December 8, 2011, a number of appeals were filed by several parties, including the Company, with the Court of International Trade (“CIT”) challenging, among other things, certain facts and methodologies that may impact the validity of the AD and CVD orders and the applicable rates. The Company participated in appeals of both the AD order and CVD order. The appeal of the CVD order was dismissed in June 2015. On January 23, 2015, the CIT issued a decision rejecting the challenge of the AD rate for all but one Chinese exporter. This decision was finalized on July 6, 2015, and appealed to the Court of Appeals for the Federal Circuit (“CAFC”) on July 31, 2015. On February 15, 2017, the CAFC vacated the CIT’s prior decision and remanded with instructions to the DOC to recalculate its AD rate. The DOC’s recalculation of rates was submitted to the CIT in July 2017 for a subsequent ruling by the court. The CIT is currently evaluating the DOC’s recalculated rates and is expected to issue a decision in early 2018. The Company is unable to determine the impact of the CAFC’s decision to vacate the initial determination of AD rates; however, the DOC’s recalculation could materially impact the Company’s previously recorded expense related to the AD rates in the original investigation and subsequent annual reviews discussed below. Because of the length of time for finalization of rates as well as appeals, any subsequent adjustment of CVD and AD rates typically flows through a period different from those in which the inventory was originally purchased and/or sold.

In the first DOC annual review in this matter, AD rates for the period from May 26, 2011 through November 30, 2012, and CVD rates from April 6, 2011 through December 31, 2011, were modified to a maximum of 5.92% and a maximum of 0.83%, respectively, which resulted in an additional payment obligation for the Company, based on best estimates and shipments during the applicable window, of $833 thousand. The Company recorded this as a long-term liability on its accompanying consolidated balance sheet and in cost of sales in its second quarter 2015 financial statements. These AD rates have been appealed to the CIT by several parties, including the Company. On remand from the CIT, the DOC has reduced the AD rate to 0.73%. A final ruling from the CIT is still pending and is expected in early 2018. If the CIT accepts the reduced final AD rate, while such decision would be subject to appeal, the Company intends to reverse the $833 thousand accrual and record a receivable of approximately $1.3 million.

The second annual review of the AD and CVD rates was initiated in February 2014. Pursuant to the second annual review, in early July 2015, the DOC finalized the AD rate for the period from December 1, 2012 through November 30, 2013 at a maximum of 13.74% and the CVD rate for the period from January 1, 2012 through December 31, 2012 at a maximum of 0.99%. The Company believes the best estimate of the probable additional amounts owed was $4.1 million for shipments during the applicable time periods, which was recorded as a long-term liability on its accompanying consolidated balance sheet and included in cost of sales in its second quarter 2015 financial statements. Beginning in July 2015, the Company began paying these rates on each applicable purchase. The Company and other parties appealed the AD rates relating to this second annual review to the CIT and the court is expected to issue a decision in 2018.

The third annual review of the AD and CVD rates was initiated in February 2015. The third AD review covered shipments from December 1, 2013 through November 30, 2014. The third CVD review covered shipments from January 1, 2013 through December 31, 2013. In May 2016, the DOC issued the final CVD rate in the third review, which was a maximum of 1.38%. On July 13, 2016, the DOC set the final AD rate at a maximum of 17.37%. The Company has appealed the AD rates to the CIT, and the appeal is currently pending with oral arguments held in January 2018. The Company’s best estimate of the probable additional amounts owed associated with AD and CVD is approximately $5.5 million for shipments during the applicable time periods. During the quarter ended June 30, 2016, the Company recorded this amount in other long-term liabilities in its balance sheet and as a charge to earnings in cost of sales on its statement of operations.

In February 2016, the DOC initiated the fourth annual review of AD and CVD rates, which followed a similar schedule as the preceding review. The AD review covered shipments from December 1, 2014 through November 30, 2015. The CVD review covered shipments from January 1, 2014 through December 31, 2014. In May 2017, the DOC issued the final CVD rate in the fourth review, which was a maximum of 1.45%, and, in June 2017, the final AD rate in the fourth review, which was a maximum of 0.00%. In October 2017, petitioners withdrew their CIT appeal of the AD rates. As a result, the CIT dismissed the case and the Company believes these rates are now final. The Company paid AD rates in excess of the final rates during the periods impacted by the fourth annual review in the amount of $2.5 million and recorded a benefit in cost of sales with a corresponding receivable. After collecting part of that receivable, as of December 31, 2017, the Company has a receivable in the amount of $2.1 million in Other Short-Term assets in its balance sheet.

The DOC initiated the fifth annual review of AD and CVD rates in February 2017, which is expected to follow the same schedule as preceding reviews. The AD review covers shipments from December 1, 2015 through November 30, 2016. The CVD review covers shipments from January 1, 2015 through December 31, 2015. In December 2017 and January 2018, the DOC issued non-binding preliminary results in the fifth annual review for CVD rates and AD rates, respectively. The preliminary AD rate was a maximum of 0.00%

and the preliminary CVD rate was a maximum of 0.89%. The final CVD and AD rates in the fifth annual review are currently expected to be issued in April 2018 and May 2018, respectively.

The first 5-year Sunset Review of the antidumping and countervailing duty orders on multilayered wood flooring (the “Sunset Review”) began in November 2016 at the ITC to determine whether to terminate the orders. The Company participated fully in this Sunset Review. In December 2017, the ITC determined that the AD and CVD orders will remain in place. This determination has been appealed by certain importers, and the Company currently anticipates participating in this appeal.

The DOC initiated the sixth annual review of AD and CVD rates in February 2018, which is expected to follow the same schedule as preceding reviews. The AD review covers shipments from December 1, 2016 through November 30, 2017. The CVD review covers shipments from January 1, 2016 through December 31, 2016.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “LL.” We are authorized to issue up to 35,000,000 shares of common stock, par value $0.001. Total shares of common stock outstanding at February 15, 2018 were 28,490,229, and we had six stockholders of record.

The following table sets forth the range of high and low sales prices per share as reported by the NYSE for each quarter during the last two fiscal years.

	Price Range
	High	Low
2017:
Fourth Quarter	$39.25	$27.27
Third Quarter	41.33	24.16
Second Quarter	30.65	19.46
First Quarter	21.06	14.99
2016:
Fourth Quarter	$20.10	$14.02
Third Quarter	20.09	14.26
Second Quarter	16.49	11.07
First Quarter	17.42	10.01

Issuer Purchases of Equity Securities

The following table presents our share repurchase activity for the quarter ended December 31, 2017 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares That May Yet Be Purchased as Part of Publicly Announced Programs(2)
October 1, 2017 to October 31, 2017	—	—	—	—
November 1, 2017 to November 30, 2017	—	—	—	—
December 1, 2017 to December 31, 2017	—	—	—	—
Total	—	—	—	—

(1)	We repurchased 2,928 shares of our common stock, at an average price of $30.57, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended December 31, 2017.
(2)	Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs were publicly announced on November 15, 2012 and February 19, 2014, respectively, and are currently indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. At December 31, 2017, we had approximately $14.7 million remaining under this authorization.

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

Performance Graph

The following graph compares the performance of our common stock during the period beginning December 31, 2012 through December 31, 2017, to that of the total return index for the NYSE Composite, the Dow Jones US Furnishings Index and a Custom Peer Group whose members are listed below assuming an investment of $100 on December 31, 2012. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Lumber Liquidators Holdings, Inc.	$100.00	$194.76	$125.52	$32.86	$29.79	$59.42
Dow Jones US Furnishings Index	$100.00	$147.42	$168.54	$187.07	$209.06	$241.76
NYSE Composite	$100.00	$126.40	$135.09	$129.70	$145.33	$172.78
Peer Group(1)	$100.00	$135.27	$179.10	$213.45	$217.35	$307.50

(1)	The Peer Group consists of The Home Depot, Inc., Lowe’s Companies, Inc., Floor & Décor Holdings, Inc., Tile Shop Holdings, Inc., The Sherwin-Williams Company, Pier 1 Imports, Inc., Vitamin Shoppe, Inc., Hibbett Sports, Inc., Mattress Firm Holding Corp., and Haverty Furniture Companies, Inc. These companies represent industry competitors and other retailers of a similar size to the Company.

Item 6. Selected Financial Data.

The selected statements of income data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included in Item 8. “Consolidated Financial Statements and Supplementary Data” of this report. This information should be read in conjunction with those audited financial statements, the notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

The selected balance sheet data set forth below as of December 31, 2015, 2014 and 2013, and income data for the years ended December 31, 2014 and 2013 are derived from our audited consolidated financial statements contained in reports previously filed with the SEC, which are not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2017(1)	2016(2)	2015(3)	2014	2013
	(dollars in thousands, except per share amounts)
Statement of Income Data
Net Sales	$1,028,933	$960,588	$978,776	$1,047,419	$1,000,240
Comparable Store Net Sales increase (decrease)(4)	5.4%	(4.6)%	(11.1)%	(4.3)%	15.8%
Cost of Sales	659,872	656,719	699,918	629,252	589,257
Gross Profit	369,061	303,869	278,858	418,167	410,983
Selling, General and Administrative Expenses	406,027	397,504	362,051	314,094	284,960
Operating (Loss) Income	(36,966)	(93,635)	(83,193)	104,073	126,023
Other Expense (Income)	1,591	638	234	490	(442)
(Loss) Income Before Income Taxes	(38,557)	(94,273)	(83,427)	103,583	126,465
Income Tax (Benefit) Expense	(734)	(25,710)	(26,994)	40,212	49,070
Net (Loss) Income	$(37,823)	$(68,563)	$(56,433)	$63,371	$77,395
Net (Loss) Income per Common Share:
Basic	$(1.33)	$(2.51)	$(2.08)	$2.32	$2.82
Diluted	$(1.33)	$(2.51)	$(2.08)	$2.31	$2.77
Weighted Average Common Shares Outstanding:
Basic	28,407	27,284	27,082	27,265	27,485
Diluted	28,407	27,284	27,082	27,486	27,914

(1)	Results for the year ended December 31, 2017 include; (i) the favorable adjustment of antidumping costs and countervailing duties of $2.8 million associated with applicable shipments of engineered hardwood from China in a prior period, (ii) reduced reserves for estimated costs to be incurred related to our indoor air quality testing program by approximately $1 million, (iii) incremental legal and professional fees and settlement expenses, related to our defense of various legal matters of approximately $48.3 million and (iv) other expenses primarily related to costs to dispose of certain Chinese laminate products whose sales were discontinued in 2015 and an impairment of certain assets related to a vertical integration initiative totaling approximately $3.1 million.
(2)	Results for the year ended December 31, 2016 include; (i) the unfavorable adjustment of antidumping costs and countervailing duties of $5.5 million associated with applicable shipments of engineered hardwood from China in a prior period, (ii) pre-tax expenses of $6.2 million related to the purchase of testing kits and professional fees in connection with our indoor air quality testing program, (iii) incremental legal and professional fees and settlement expenses, related to our defense of various legal matters of approximately $47.7 million and (iv) other expenses primarily related to employee retention initiatives totaling approximately $2.8 million.
(3)	Results for the year ended December 31, 2015 include; (i) the write down of our laminates and associated moldings sourced from China totaling approximately $22.5 million and other inventory adjustments of $6.6 million, (ii) the adjustment of antidumping costs and countervailing duties of $4.9 million associated with applicable shipments of engineered hardwood from China in a prior period, (iii) pre-tax expenses of $9.4 million related to the purchase of testing kits and professional fees in connection with our indoor air quality testing program, (iv) incremental legal and professional fees and settlement expenses, related to our defense of various legal matters of approximately $34.2 million, and (v) other expenses related to the simplification of our business and employee retention totaling approximately $11.1 million.
(4)	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share amounts)
Balance Sheet Data
Cash and Cash Equivalents	$19,938	$10,271	$26,703	$20,287	$80,634
Merchandise Inventories	262,280	301,892	244,402	314,371	252,428
Total Assets	410,795	482,544	445,564	482,904	420,498
Customer Deposits and Store Credits	38,546	32,639	33,771	34,943	22,377
Total Debt and Capital Lease Obligations, including current maturities	15,000	40,351	20,000	—	—
Total Stockholders’ Equity	197,847	230,892	277,568	332,054	309,329
Working Capital(1)	119,835	173,683	195,044	213,030	245,207
Other Data
Total Stores in Operation	393	383	374	352	318
Average Sale(2)	$1,700	$1,640	$1,625	$1,675	$1,705

(1)	Working capital is defined as current assets minus current liabilities.
(2)	Average sale, calculated on a total company basis, is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America, offering a complete purchasing solution across an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, vinyl, bamboo, cork and wood-look ceramic tile. At December 31, 2017, we sold our products through 393 Lumber Liquidators stores in 46 states in the United States (“U.S.”) and in Canada, a call center, websites and catalogs.

We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality flooring products. With a balance of selection, quality, availability, service and price, we believe our value proposition is the most complete within a highly fragmented hard-surface flooring market. The foundation for our value proposition is strengthened by our unique store model, the industry expertise of our people, and our singular focus on hard-surface flooring.

To supplement the financial measures prepared in accordance with U.S. generally accepted accounting principles (GAAP), we use the following non-GAAP financial measures: (i) Adjusted Gross Profit; (ii) Adjusted SG&A; (iii) Adjusted Gross Margin as a percentage of sales; (iv) Adjusted SG&A as a percentage of sales; and (v) Adjusted Operating Income (Loss). The non-GAAP financial measures should be viewed in addition to, and not in lieu of, financial measures calculated in accordance with GAAP. These supplemental measures may vary from, and may not be comparable to, similarly titled measures by other companies.

The non-GAAP financial measures are presented because management uses these non-GAAP financial measures to evaluate our operating performance and to determine incentive compensation. Therefore, we believe that the presentation of non-GAAP financial measures provides useful supplementary information to, and facilitates additional analysis by, investors. The presented non-GAAP financial measures exclude items that management does not believe reflect our core operating performance, which include regulatory and legal settlements and associated legal and operating costs, and changes in antidumping and countervailing duties, as such items are outside of our control or due to their inherent unusual, non-operating, unpredictable, non-recurring, or non-cash nature.

Executive Summary

We continue to focus on several key initiatives related to our core business that we believe will strengthen our sales and operating margin and provide an improved shopping experience to our customers. The progress that was made on these initiatives during 2017 includes:

•	Focusing on store performance: We believe our store model provides a competitive advantage by allowing our associates to assist customers throughout the buying process. We changed our compensation structure for our store personnel, which improved morale and helped us maintain below-industry turnover. We provided structured training periods within our stores to invest in the knowledge of our associates, and we continued to emphasize protocols to ensure our stores are operating at the highest levels.
•	Strengthening our value proposition: We offer a broad assortment of high-quality flooring in varying widths, species, and constructions, as well as moldings and accessories, sold by flooring experts that strive to provide the highest level of service in the industry. During the year, we repositioned our assortment and introduced new products to broaden key product categories, such as vinyl and engineered flooring products. We also shortened the delivery time for products not stocked directly in our stores.
•	Responsible, compliant sourcing activities: We are committed to ensuring our compliance programs are operationalized and that they continue to enable us to confidently source products on a global basis. During the year, we introduced certain industry certifications on newly sourced products, including our proprietary Bellawood® brand.
•	Opportunistically expanding our business to better serve our customers: We serve both DIY customers as well as DIFM customers who prefer to have those products installed for them. We continued to increase the number of stores which offer installation services coordinated by our associates and are focused on improving the DIFM customer experience and broadening our target markets. As of December 31, 2017, we performed installation services in virtually our entire store network. Additionally, we continued to focus on infrastructure to support our Pro business. We are also expanding our store network, opening 6 stores in the fourth quarter and adding a net 10 new stores in the full year 2017. We continue to identify opportunities to expand in select markets and expect to roughly double the 2017 pace of openings in each of the next few years.
•	Returning to profitability: We continue to pursue pricing, assortment, and sourcing strategies to improve gross margin while diligently optimizing the cost and effectiveness of corporate capabilities to reduce SG&A expenses as a percentage of sales.

Our results for the year ended December 31, 2017 were impacted by the following key items:

Net sales for fiscal year ended December 31, 2017 increased $68 million, or 7.1%, to $1,029 million from $961 million in the fiscal year ended December 31, 2016. Net sales in comparable stores increased $52 million, or 5.4%, and net sales in non-comparable stores increased $16 million. We opened 11 new stores and closed one during 2017, leaving us at 393 stores as of December 31, 2017.

Gross profit increased $65.2 million, or 21.5%, in 2017 to $369.1 million from $303.9 million in 2016. Gross margin increased to 35.9% in 2017 from 31.6% in 2016, or 430 basis points. The reversal of expense related to our indoor air quality testing program and the adjustment of antidumping duties from a prior period based on new information in the current period contributed to 160 basis points of this 430 basis point improvement to gross profit in 2017, as discussed in the Results of Operations below. When excluding those unusual items from both years, our Adjusted Gross Margin (a non-GAAP measure) improved 270 basis points, driven by a shift in mix toward vinyl products and lower transportation costs.

Selling, general and administrative (“SG&A”) expenses increased $8.5 million, or 2.1%, in 2017 to $406.0 million from $397.5 million in 2016. SG&A included $51.4 million in 2017 and $50.5 million in 2016 related to legal and regulatory matters as discussed in the Results of Operations below and in Part II, Item 1 (“Legal Proceedings”) of this Form 10-K. Excluding those items, Adjusted SG&A (a non-GAAP measure) increased $7.6 million, driven by $7.5 million in higher payroll related costs due to greater store level staffing, commissions, and investments in corporate capabilities and $3.0 million in higher occupancy costs, both of which were offset by $2.9 million in other decreases, primarily lower advertising and promotion costs.

Operating loss at December 31, 2017 was $37 million compared to an operating loss of $93.6 million in 2016. Operating loss as a percent of net sales was (3.6)% and (9.8)% for years ended December 31, 2017 and 2016, respectively. Operating loss was negatively impacted by our reserve for the MOU in connection with the MDL and Abrasion MDL and incremental legal and professional fees in the current year. In the prior year, it was negatively impacted by incremental legal and professional fees and costs related to the settlement of the Securities Class Action. These items, along with other smaller non-recurring items, are described in a supplemental table in the operating loss section below. Excluding the items from both periods, Adjusted Operating Income (a non-GAAP measure) was $10.7 million for the year ended December 31, 2017 as compared to an Adjusted Operating Loss (a non-GAAP measure) of $31.5 million for the year ended December 31, 2016, with the improvement driven by revenue growth, improved gross margin and lower SG&A (as a percentage of net sales) as discussed above.

We incurred a net loss of $37.8 million, or $(1.33) per diluted share in 2017, compared to a net loss of $68.6 million, or $(2.51) per diluted share in 2016.

Working capital and liquidity

At December 31, 2017, we had $145.9 million in liquidity, comprised of $19.9 million of cash and $126 million in availability under our revolving credit facility. We also had $262.3 million in inventory and $67.7 million in accounts payable, while borrowings against our ABL were $15.0 million. At December 31, 2016, we had $101.0 million in liquidity, comprised of $10.3 million of cash and $90.7 million in availability under our revolving credit facility. We also had $301.9 million in inventory and $120.6 million in accounts payable, while borrowings under our ABL were $40.0 million.

Results of Operations

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

	% of Net Sales			% Increase (Decrease) in Dollar Amounts
	Year Ended December 31,
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net Sales	100.0%	100.0%	100.0%	7.1%	-1.9%
Gross Profit	35.9%	31.6%	28.5%	21.5%	9.0%
Selling, General, and Administrative Expenses	39.5%	41.4%	37.0%	2.1%	9.8%
Operating Loss	(3.6)%	(9.8)%	(8.5)%	-60.5%	12.6%
Other Expense	(0.1)%	0.0%	0.0%	149.5%	171.9%
Loss Before Income Taxes	(3.7)%	(9.8)%	(8.5)%	-59.1%	13.1%
Income Tax Benefit	(0.1)%	(2.7)%	(2.8)%	-97.1%	-4.7%
Net Loss	(3.7)%	(7.1)%	(5.8)%	-44.8%	21.6%
SELECTED SALES DATA
Average Sale(1)	$1,700	$1,640	$1,625	3.6%	1.1%
Average Retail Price per Unit Sold(2)	0.4%	(4.0)%	(6.0)%
Comparable Store Sales Increase (Decrease) (%)	5.4%	(4.6)%	(11.1)%
Number of Stores Open, end of period	393	383	374
Number of Stores Opened in Period, net	10	9	22
Number of Stores Relocated in Period(3)	—	3	11
Comparable Stores(4) (% change to prior year):
Customers Invoiced(5)	1.8%	(5.7)%	(8.0)%
Net Sales of Stores Operating for 13 to 36 months	14.2%	0.4%	(6.2)%
Net Sales of Stores Operating for more than 36 months	5.0%	(5.2)%	(11.8)%
Net Sales in Markets with all Stores Comparable (no cannibalization)	6.1%	(2.8)%	(9.5)%

(1)	Average sale, calculated on a total company basis, is defined as the average invoiced sale per customer, measured on a monthly basis and excluding transactions of less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and of more than $30,000 (which are usually contractor orders).
(2)	Average retail price per unit (square feet for flooring and other units of measures for moldings and accessories) sold is calculated on a total company basis and excludes non-merchandise revenue.
(3)	A relocated store remains a comparable store as long as it is relocated within the primary trade area.
(4)	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.
(5)	Change in number of customers invoiced is calculated by applying the average sale to total net sales at comparable stores.

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this report.

Fiscal 2017 Compared to Fiscal 2016

Net Sales

Net sales for 2017 increased $68 million, or 7.1%, from 2016 as net sales in comparable stores increased $52 million, or 5.4%, and the net sales in non-comparable stores increased $16 million. The growth in comparable store sales consisted of a 3.2% growth in merchandise sales, and 43% growth in installation sales within our comparable stores. During 2017 we continued to expand the installation program and by year end offered this service in 391 of our 393 stores. Installation sales grew 46% from the year ended December 31, 2016 to the year ended December 31, 2017 and accounted for roughly 8% of total sales for 2017 compared to approximately 6% of total sales in 2016.

Comparable store net sales growth reflected a combination of an increase of 1.8% in the number of customers invoiced and an increase of 3.6% in the average sale. The 1.8% increase in the number of customers invoiced was a significant improvement from the 5.7% decline in 2016, and we believe reflects improving customer experience in our stores, our improved assortment, and waning negative impact of unfavorable media and assortment limitations during the first half of 2016. The 3.6% increase in overall average sale was driven by the increased attachment of installation services, the growth in our Pro business that carries higher average ticket size, and improvements in the average selling price of our products. Pro customers accounted for approximately 23% of our merchandise sales in 2017. Within categories, growth in sales of vinyl products, engineered wood products, wood-look tile, and moldings and accessories more than offset declines in solid and bamboo flooring products.

Gross Profit

Gross profit increased 21.5% to $369 million from $304 million in 2016. Gross margin increased to 35.9% from 31.6% in 2016. This comparison was favorably impacted by the infrequent items highlighted in the table below, and when excluding these items, gross margin improved by 270 basis points. This was driven by a shift in mix toward vinyl and engineered products with improved margins, lower transportation costs, as well as improved margins within engineered, vinyl, laminate, and tile categories due to sourcing and pricing initiatives. These advances were slightly offset by a higher mix of installation sales that carry lower margins, and higher warranty costs.

We believe that each of these items can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Year Ended December 31,
	2017		2016
	(dollars in thousands)
Gross Profit/Margin, as reported (GAAP)	$369,061	35.9%	$303,869	31.6%
Antidumping Adjustments(1)	(2,797)	-0.3%	5,450	0.6%
Indoor Air Quality Testing Program(2)	(993)	-0.1%	6,187	0.6%
Sub-Total Items above	(3,790)	-0.4%	11,637	1.2%
Adjusted Gross Profit/Margin (non-GAAP measures)	$365,271	35.5%	$315,506	32.8%

(1)	We recognized adjustments to countervailing and antidumping duties of a favorable $2.8 million and an unfavorable $5.5 million associated with applicable shipments of engineered hardwood from China related to prior periods for the years ended December 31, 2017 and 2016, respectively.
(2)	Prior to June 30, 2016, $3.1 million of costs related to our indoor air quality testing program agreed to with the CPSC were expensed as incurred. During the second quarter of 2016, we recorded an accrual of $3 million, which represented our best estimate of costs to be incurred in the future periods related to this program and is included in the total for 2016. In the second quarter 2017, we reduced the reserve for estimated costs to be incurred related to the testing program by approximately $1 million. This reserve is recorded in other current liabilities in the consolidated balance sheet.

Selling, General and Administrative Expenses

SG&A expenses increased 2.1% to $406 million from $398 million in 2016. Excluding the items shown in the table below, SG&A increased $7.6 million, driven by $7.5 million in higher payroll-related costs due to greater store level staffing, commissions, and investments in corporate capabilities and $3.0 million in higher occupancy costs, both of which were offset by $2.9 million in other decreases, primarily lower advertising and promotion costs. Excluding retention-related costs, payroll related costs as a percentage of sales were 14.5% in 2017 and 2016, respectively.

We believe that each of these items can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Year Ended December 31,
	2017		2016
	$	% of Sales	$	% of Sales
	(dollars in thousands)
SG&A, as reported (GAAP)	$406,027	39.5%	$397,504	41.4%
Accrual for MDL and Other Matters(1)	36,960	3.6%	—	—
Legal and Professional Fees(2)	11,314	1.1%	28,414	3.0%
Securities Class Action(3)	—	—	19,260	2.0%
All Other(4)	3,146	0.3%	2,800	0.3%
Sub-Total Items above	51,420	5.0%	50,474	5.3%
Adjusted SG&A (a non-GAAP measure)	$354,607	34.5%	$347,030	36.1%

(1)	This amount represents the charge to earnings related to the MOU in connection with the MDL and Related Other Matters, which is described more fully in the Legal Proceedings section in Part I, Item 3 of this Annual Report.
(2)	Represents charges to earnings related to our defense of certain significant legal actions during the period. This does not include all legal costs incurred by the Company.
(3)	This amount represents the net charge to earnings related to the stock-based element of our settlement in the securities class action lawsuit in addition to $2.5 million related to our derivatives class action lawsuit.
(4)	All Other in 2017 represents costs to dispose of certain Chinese laminate products whose sales were discontinued in 2015, and an impairment of certain assets related to a vertical integration initiative we have discontinued. All Other in 2016 relates primarily to a retention initiative and the net impact of the CARB and Prop 65 settlements.

Operating Loss and Operating Margin

Operating loss for 2017 was $37 million compared to an operating loss of $94 million in 2016. Operating loss for both periods was impacted by the unusual items in both gross profit and SG&A discussed above and summarized below. These items either relate to revised estimates of legacy issues, or are significant and infrequent in nature. We believe evaluating our operating profit in both periods excluding these items gives a better understanding of current period performance. As shown in the table below, excluding these items, 2017 reflects an Adjusted Operating Income (a non-GAAP measure) of $10.7 million, compared to an Adjusted Operating Loss (a non-GAAP measure) in 2016 of $31.5 million. The improvement primarily reflects the growth in sales and higher gross margin.

We believe that each of these items can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Year Ended December 31,
	2017	2016
	(in thousands)
Operating Loss, as reported (GAAP)	$(36,966)	$(93,635)
Gross Margin Items:
Antidumping Adjustments(1)	(2,797)	5,450
Indoor Air Quality Testing Program (Income) Charges(2)	(993)	6,187
Gross Margin Subtotal	(3,790)	11,637
SG&A Items:
Multidistrict Litigation(3)	36,960	—
Legal and Professional Fees(4)	11,314	28,414
Securities Class Action(5)	—	19,260
All Other(6)	3,146	2,800
SG&A Subtotal	51,420	50,474
Adjusted Operating Income (Loss) (a non-GAAP measure)	$10,664	$(31,524)

(1)(2)	See the Gross Margin section above for more detailed explanations of these individual items.
(3)(4)(5)(6)	See the SG&A section above for more detailed explanations of these individual items.

Income Tax (Benefit) Expense

The effective income tax rate for the year ended December 31, 2017 was 1.9% compared to 27.3% for the year ended December 31, 2016. As of December 31, 2017, we recorded a valuation allowance against substantially all of our net deferred tax assets because there is insufficient support to assure the realization of our deferred tax assets, and as a result we are not able to tax benefit our losses. During the year we completed IRS audits for the years 2013 – 2016, resulting in an expense of $1.2 million that is included in the provision for income taxes. This was more than offset by the net benefit from the Tax Act that eliminated the expiration of loss carryforwards, allowing the Company to benefit more of its indefinite-lived assets.

The Tax Act was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% and eliminated the 20-year limit on the carryforward of losses, and resulted in the Company remeasuring its existing deferred tax balances. In addition, generally beginning in 2018, the Tax Act alters the deductibility of certain items (e.g., certain compensation, interest, entertainment expenses), and allows qualifying capital expenditures to be deducted fully in the year of purchase. As of December 31, 2017, we have not fully completed our analysis of the tax effects of the Tax Act; however, we have made a reasonable estimate of the effects on our deferred tax balances. We remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. Our valuation allowance was remeasured based on the new provisions in the Tax Act including the elimination of the 20-year net operating loss carryforward, the 80% limitation on the usage of certain net operating losses going forward and the impact of these provisions on our indefinite-lived deferred tax assets and liabilities. We will continue to analyze certain aspects of the Tax Act and refine the calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the deferred tax balance and valuation allowance was $8.1 million. The net effect of the Tax Act was a $3.1 million tax benefit.

We intend to maintain a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve in future periods. Within the provision for income taxes for the year ended December 31, 2016, the expense related to the valuation allowance discussed above was partially offset by a benefit from foreign operations.

At December 31, 2017, we had refundable income taxes of $1.3 million and a deferred tax liability of $0.6 million. At December 31, 2016, refundable income taxes and the deferred tax liability were $31.4 million and $3.8 million, respectively. In July 2017 and 2016, we received federal refunds of $29.2 million and $22.1 million, respectively, from the IRS related to the carry back of net operating losses to prior periods where we generated taxable income.

We file income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. As discussed above, during 2017 the Internal Revenue Service completed audits of our income tax returns for the years 2013 through 2016.

Diluted Earnings per Share

Net loss for the year ended December 31, 2017 was $38 million, resulting in a loss of $1.33 per diluted share, compared to a net loss of $69 million, or $2.51 per diluted share, for the year ended December 31, 2016.

Fiscal 2016 Compared to Fiscal 2015

Net Sales

Net sales for 2016 decreased $18 million, or 1.9%, from 2015 as net sales in comparable stores decreased $45 million, or 4.6%, and the net sales in non-comparable stores increased $27 million. Comparable store net sales were impacted by a decrease of 5.7% attributable to the number of customers invoiced and an increase of 1.1% in the average sale.

The number of customers invoiced decreased 5.7%, which we believe reflects the negative impact of unfavorable media and assortment limitations during the first half of 2016 as evidenced by an 11% decline in the number of customers invoiced during this same time period. The number of customers invoiced began to recover during the second half of 2016, improving sales performance compared to the first half of the year. We believe these second-half improvements are a result of our updated assortment, a better in-store inventory position and our focus on execution in the stores, which drives increased conversion. The increased attachment of installation services and improvements in the average selling price of our products drove a higher average sale. Sales growth in vinyl products more than offset sales reductions in solid flooring products. Our expansion of our installation program further supported comparable store net sales with annual revenues of $54 million, a 79.1% increase from fiscal 2015. Excluding installation sales, comparable store net sales decreased 7.3% from 2015.

Gross Profit

Gross profit increased 9.0% to $304 million from $279 million in 2015. Gross margin increased to 31.6% from 28.5% in 2015. This comparison was favorably impacted by the items highlighted in the table below as well as changes in the mix and level of net sales generated during the periods. Our mix of net sales was more heavily weighted to products such as vinyl and certain engineered constructions, which had a positive impact on gross margins.

We believe that each of these items can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Year Ended December 31,
	2016		2015
	(dollars in thousands)
Gross Profit/Margin, as reported (GAAP)	$303,869	31.6%	$278,858	28.5%
Inventory Impairments(1)	—	—	29,051	3.0%
Antidumping Adjustments(2)	5,450	0.6%	4,921	0.4%
Indoor Air Quality Testing Program(3)	6,187	0.6%	9,445	1.0%
Sub-Total Items above	11,637	1.2%	43,417	4.4%
Adjusted Gross Profit/Margin (non-GAAP measures)	$315,506	32.8%	$322,275	32.9%

(1)	In 2015, we recorded a write-off related to our suspension of the sale of Chinese laminate products totaling $22.5 million and incurred costs of $6.6 million related to the simplification of our business.
(2)	We incurred adjustments to antidumping costs and countervailing duties of $5.5 million and $4.9 million associated with applicable shipments of engineered hardwood from China related to prior periods for the year ended December 31, 2016 and 2015, respectively. See Part II, Item 1 on Legal Proceedings for a complete discussion of these matters.
(3)	During the year ended December 31, 2016 and 2015, we incurred costs related to our indoor air quality testing program of $6.2 and $9.4 million, respectively. Prior to June 30, 2016, costs related to our indoor air quality testing program were expensed as incurred. During the second quarter of 2016, we recorded an accrual of $3 million, which represented our best estimate of costs to be incurred in the future periods related to this program and is included in the total for 2016.

Selling, General and Administrative Expenses

SG&A expenses increased 9.8% to $398 million from $362 million in 2015. The change in SG&A was primarily attributable to an approximate $12 million increase in personnel costs in our store staffing, professional and installation sales teams, and corporate capabilities, approximately $5.7 million in increases related to professional services, an approximate $5.2 million increase in settlement and legal/regulatory activity highlighted in the table below, an increase of $2.6 million in advertising costs and an increase of approximately $9.7 million in other costs. Excluding retention-related costs, payroll related costs as a percentage of sales were 14.5% and 13.0% in 2016 and 2015, respectively.

We believe that each of these items can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Year Ended December 31,
	2016		2015
	$	% of Sales	$	% of Sales
	(dollars in thousands)
SG&A, as reported (GAAP)	$397,504	41.4%	$362,051	37.0%
Securities and Derivatives Class Action(1)	19,260	2.0%	—	—
Legal and Professional Fees	28,414	3.0%	21,059	2.2%
Lacey/DOJ Settlement	—	—	13,155	1.3%
All Other(4)	2,800	0.3%	11,089	1.1%
Sub-Total Items above	50,474	5.3%	45,303	4.6%
Adjusted SG&A (a non-GAAP measure)	$347,030	36.1%	$316,748	32.4%

(1)	For the year ended December 31, 2016, this amount represents the net charge to earnings related to the stock-based element of our settlement in the securities class action lawsuit in addition to $2.5 million related to our derivatives class action lawsuit. See Part I, Item 3 on Legal Proceedings for a complete discussion of these matters.

(2)	Represents charges to earnings related to our defense of various significant legal actions during the period. This does not include all legal costs incurred by the Company.
(3)	Represents to settlement accruals related to the completed DOJ-Lacey Act investigation in 2015.
(4)	All Other in 2016 relates primarily to a retention initiative and the net impact of the CARB and Prop 65 settlements. All Other in 2015 primarily relates to various payroll factors, including our retention initiatives, impairment charges related to our decision to simplify our business and the impact of the CARB and Prop 65 accruals.

Operating Loss and Operating Margin

Operating loss for 2016 was $94 million compared to an operating loss of $83 million in 2015. Operating loss as a percent of net sales was (9.8)% for fiscal 2016 compared to (8.5)% in 2015. Operating loss for both periods was impacted by the unusual items in both gross profit and SG&A discussed above and summarized below. These items either relate to revised estimates of legacy reserves, or are significant and infrequent in nature. We believe evaluating our operating profit in both periods excluding these items gives a better understanding of current period performance. As shown in the table below, excluding these items, 2016 reflects an Adjusted Operating Loss (a non-GAAP measure) of $31.5 million, compared to an Adjusted Operating Income (a non-GAAP measure) in 2015 of $5.5 million. The decline reflects a reduction in sales and higher SG&A costs.

We believe that each of these items can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Year Ended December 31,
	2016	2015
	(in thousands)
Operating Loss, as reported (GAAP)	$(93,635)	$(83,193)
Gross Margin Items:
Inventory Impairments(1)	—	29,051
Antidumping Adjustments(2)	5,450	4,921
Indoor Air Quality Testing Program (Income) Charges(3)	6,187	9,445
Gross Margin Subtotal	11,637	43,417
SG&A Items:
Securities and Derivatives Class Action(4)	19,260	—
Legal and Professional Fees(5)	28,414	21,059
Lacey/DOJ Settlement(6)	—	13,155
All Other(7)	2,800	11,089
SG&A Subtotal	50,474	45,303
Adjusted Operating (Loss) Income (a non-GAAP measure)	$(31,524)	$5,527

(1)(2)(3)	See the Gross Margin section above for more detailed explanations of these individual items.
(4)(5)(6)(7)	See the SG&A section above for more detailed explanations of these individual items.

Income Tax (Benefit) Expense

The effective income tax rate for the year ended December 31, 2016 was 27.3% compared to 32.4% for the year ended December 31, 2015. As of December 31, 2016, we recorded a valuation allowance against substantially all of our net deferred tax assets because there is insufficient support to assure the realization of our deferred tax assets. Within the provision for income taxes for the year ended December 31, 2016, the expense related to the valuation allowance discussed above was partially offset by a benefit from foreign operations. The provision for income taxes for the year ended December 31, 2015, was negatively impacted by certain non-deductible penalties impacting 2015 earnings.

At December 31, 2016, refundable income taxes and the deferred tax liability were $31.4 million and $3.8 million, respectively. At December 31, 2015, refundable income taxes and the deferred tax asset were $20 million and $21 million, respectively. These amounts are reflected within current assets on the consolidated balance sheets. In July 2016, we received a refund of $22 million from the IRS related to the carry back of our 2015 net operating losses to prior periods where we generated taxable income.

We file income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The Internal Revenue Service has completed audits of our income tax returns for the years 2013 through 2016 and the results of which are included in tax expense in the consolidated income statement.

Diluted Earnings per Share

Net loss for the year ended December 31, 2016 was $69 million, resulting in a loss of $2.51 per diluted share, compared to a net loss of $56 million, or $2.08 per diluted share, for the year ended December 31, 2015.

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for working capital (primarily inventory and accounts payable seasonal needs), capital expenditures to maintain and grow our business, and general corporate purposes. Our principal sources of liquidity at December 31, 2017 were $20 million of cash and cash equivalents, and $126 million of availability under our revolving credit facility. The outstanding balance of the revolving credit facility was $15 million at December 31, 2017.

We expect inventory to build slightly through the first quarter of 2018 in advance of Chinese New Year but to return to more recent historic levels by the third quarter of 2018. Additionally, as part of the anticipated MDL settlement, we expect to make a $22 million payment to the settlement fund in mid-2018 (though we have preserved the option to use stock for a portion of this). There are significant uncertainties associated with unresolved government investigations and legal matters that could represent potential liquidity requirements in 2018. We currently expect capital expenditures for 2018 to total between $15 million and $20 million, but we will continue to assess and adjust our level of capital expenditures based on changing circumstances. Included in our capital requirement, is the funding to open 20 to 25 stores in 2018 and to remodel and/or relocate some existing stores.

While there remains significant uncertainty associated with legal and regulatory matters previously discussed, we believe that cash flow from operations, together with existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months. We have based our estimates on assumptions that may prove wrong, and we may use our available capital resources sooner than we currently expect. For example, if the outcome of legal matters is unfavorable, we may need to seek additional sources of liquidity.

Cash and Cash Equivalents

In 2017, cash and cash equivalents increased $10 million to $20 million. The increase of cash and cash equivalents was primarily due to $39 million of net cash provided by operating activities, mainly through working capital reductions and a tax refund from the 2016 return partially offset by $25 million of net payments on the revolving credit facility and $7 million of net capital expenditures.

In 2016, cash and cash equivalents decreased $16 million to $10 million. The decrease of cash and cash equivalents was primarily due to $28 million of net cash used in operating activities and $8 million of net capital expenditures, which were partially offset by $20 million borrowed under the revolving credit facility.

In 2015, cash and cash equivalents increased $6 million to $27 million. The increase of cash and cash equivalents was primarily due to $9.2 million of net cash provided by operating activities and $20 million borrowed under the revolving credit facility, which were partially offset by $22.5 million for capital expenditures.

Merchandise Inventories

Merchandise inventory is our most significant asset, and is considered either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation on December 31 were as follows:

	2017	2016	2015
	(in thousands)
Inventory – Available for Sale	$226,750	$257,537	$215,903
Inventory – Inbound In-Transit	35,530	44,355	28,499
Total Merchandise Inventories	$262,280	$301,892	$244,402
Available Inventory Per Store	$577	$672	$577

Available inventory per store at December 31, 2017 was lower than available inventory per store at December 31, 2016, and in line with December 31, 2015 levels. The elevated level at December 31, 2016 reflected a higher level of inventory build related to new product expansion than in other years.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning.

Cash Flows

The following table summarizes our cash flow activities for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net Cash provided by (used in):
Operating Activities	39,392	(27,547)	9,204
Investing Activities	(4,338)	(8,333)	(22,478)
Financing Activities	(26,193)	18,704	19,705
Effect of Exchange Rates	806	744	(15)
Total	9,667	(16,432)	6,416

Operating Activities.  The overall improvement in operating cash flows for 2017 was due to higher sales, improved gross margin and lower SG&A expenses as a percentage of net sales. Cash for certain working capital items also affected operating cash flows. During 2017, operating cash flows benefited by a $29.2 million tax refund related to our 2016 carry-back, and a $32.5 million reduction in merchandise inventories, offset by a $52.5 million reduction in accounts payable.

During 2016, net cash used in operating activities was $28 million and included a net loss of $69 million, which included non-cash amounts for depreciation and amortization of $17.5 million, changes in deferred taxes of $14.2 million, stock-based compensation of $5.6 million, a charge related to the settlement of the Securities Class Action of $16.8 million and lower of cost or market inventory adjustments of $3.7 million. After these adjustments, the cash flow from earnings was a use of cash of $10.8 million. Inclusive in this, is a cash refund of $22.1 million in taxes received in the third quarter related to our carryback of 2015 net operating losses, and a noncash tax benefit recorded that reflects a similar carryback of the 2016 net losses. This use of cash was negatively impacted by the elevated legal and professional fees discussed in the SG&A section above. In 2016, we also generated cash of $2.0 million through increased trade payables, net of increases in inventory, by extending terms with vendors, used cash of $6.2 million related to the settlement of the Lacey Act investigation that was finalized in October 2015 and used $2.5 million in cash related to the settlement of the Derivatives Class Action.

Net cash provided by operating activities was $9.2 million for 2015 and included a net loss of $56 million. After certain adjustments, the cash flow was a use of cash of $15.2 million. This use of cash was negatively impacted by elevated legal and professional fees previously disclosed. In 2015, we generated cash through a reduction in inventory (net of the reduction in accounts payable) of $21 million, used cash of $3.2 million related to the settlement of the Lacey Act specifically as it related to engineered hardwood, and cash provided by changes in assets and liabilities of $6.2 million.

In 2018, we will not benefit from a significant income tax refund carryback as we did in 2017 and 2016.

Investing Activities.  Net cash used in investing activities was $4.4 million for 2017, $8.3 million for 2016 and $22.5 million for 2015. Net cash used in investing activities in each year included capital purchases for store base expansion and our integrated information technology initiatives. Capital spend in 2015 was elevated as it included the completion of our East Coast distribution facility and higher levels of store related capital expenditures.

Financing Activities.  Net cash used in financing activities was $26 million in 2017. Net cash provided by financing activities was $19 million and $20 million in 2016 and 2015, respectively. Net cash used in financing activities in 2017 was primarily due to $25 million in net payments on the revolving credit facility and net cash used in financing activities in 2016 and 2015 was primarily attributable to borrowings of $20 million in each year on the revolving credit facility.

Revolving Credit Agreement

On August 17, 2016, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”) and Wells Fargo Bank, N.A. (“Wells Fargo” and, collectively with the Bank, the “Lenders”) with the Bank as administrative agent and collateral agent and Wells Fargo as syndication agent. Under the Credit Agreement, which matures on August 17, 2021, the Lenders agreed to provide us with an asset-based revolving credit facility (the “Revolving Credit Facility”) under which we may obtain loans and letters of credit from the Bank up to a maximum aggregate outstanding principal amount of the lesser of $150 million or a calculated borrowing base. We have the option to increase the Revolving Credit Facility up to a maximum of $200 million subject to the satisfaction of the conditions to such increase specified in the Credit Agreement. We expect to continue to use the Revolving Credit Facility to fund our operations and anticipated capital expenditures.

The Credit Agreement contains customary covenants, including a financial covenant to maintain a fixed charge coverage ratio of at least 1.0 to 1.0, calculated quarterly on a trailing four quarters basis that becomes effective only when specified availability under the Revolving Credit Facility falls below the greater of $15 million or 10% of the maximum revolver amount. At December 31, 2017, we had $126 million available to borrow under this facility, which was net of $3.7 million in outstanding letters of credit, $15 million in outstanding borrowings and certain limitations based on the borrowing based and the fixed charge coverage ratio covenant.

Contractual Commitments and Contingencies

Our significant contractual obligations and commitments as of December 31, 2017 are summarized in the following table:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years
	(in thousands)
Contractual Obligations
Operating Lease Obligations(1)	$125,353	$32,930	$51,309	$28,117	$12,997
Purchase Obligations(2)	182	182	—	—	—
Total Debt Obligations, including current maturities	15,000	—	—	15,000	—
Total Contractual Obligations	$140,535	$33,112	$51,309	$43,117	$12,997

(1)	Included in this table is the base period or current renewal period for our operating leases. The operating leases generally contain varying renewal provisions.
(2)	Purchase obligations represent capital expenditure commitments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or other financing activities with special-purpose entities.

New Accounting Pronouncements

See Summary of Significant Accounting Policies in Note 1 that is included in Item 8 of this Form 10-K for further information about new accounting pronouncements adopted during 2017 and accounting pronouncements issued but not yet effective.

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

Valuation of Deferred Tax Assets

We account for income taxes and the related accounts in accordance with FASB ASC Topic 740, “Income Taxes.” Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in estimates in the valuation allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The current year analysis was impacted by the new tax law in December. At December 31, 2017, we had a valuation allowance of $22 million primarily attributable to the uncertainty related to the realizability of our deferred tax assets. We considered all available evidence, both positive and negative, in determining the need for a valuation allowance. Based upon this analysis, including a consideration of our cumulative loss history in the three-year period ended December 31, 2017, we determined that it is not more likely than not that our deferred tax assets will be realized.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets, if any.

Management considers estimates of the amount and character of future taxable income in assessing the likelihood of realization of deferred tax assets. Our actual effective tax rate and income tax expense could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, tax planning and the Company’s forecasted financial condition and results of operations in future periods. Although management believes current estimates are reasonable, actual results could differ from these estimates.

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

The fair value of stock options was estimated at the date of grant using the Black-Scholes-Merton valuation model. In order to determine the related stock-based compensation expense, we used the following assumptions for stock options granted during 2017:

•	Expected life of 5.5 years;
•	Expected stock price volatility of 55%;
•	Risk-free interest rate of 1.7%; and
•	Dividends are not expected to be paid in any year.

The expected stock price volatility is based on the historical volatility of our stock price. The volatility is estimated for a period of time equal to the expected term of the related option. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is determined by considering the contractual terms, vesting schedule and expectations of future employee behavior. We have never paid a dividend. Had we arrived at different assumptions of stock price volatility or expected terms of our options, our stock-based compensation expense and results of operations could have been different.

Recognition of Net Sales

We recognize net sales for products purchased at the time the customer takes possession of the merchandise. We recognize service revenue, which consists primarily of installation revenue and freight charges for in-home delivery, when the service has been rendered. We report sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities. Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical and current sales trends and experience. We believe that our estimate for sales returns is an accurate reflection of future returns. Any reasonably likely changes that may occur in the assumptions underlying our allowance estimates would not be expected to have a material impact on our financial condition or operating performance. Actual sales returns did not vary materially from estimated amounts for 2017, 2016 or 2015.

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

Merchandise Inventories

We value our merchandise inventories at the lower of merchandise cost or net realizable value. We determine merchandise cost using the average cost method. All of the hardwood flooring we purchase from suppliers is either prefinished or unfinished, and in immediate saleable form. To the extent that we finish and box unfinished products, we include those costs in the average unit cost of related merchandise inventory. In determining market value, we make judgments and estimates as to the market value of our products, based on factors such as historical results and current sales trends. Any reasonably likely changes that may occur in those assumptions in the future may require us to record charges for losses or obsolescence against these assets, but would not be expected to have a material impact on our financial condition or operating performance. Actual losses and obsolescence charges did not vary materially from estimated amounts for 2017, 2016 or 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We may invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our Revolving Credit Facility are exposed to interest rate risk due to the variable rate of the facility. As of December 31, 2017, we had $15 million outstanding under our Revolving Credit Facility. If the interest rate on December 31, 2017 had varied by 1% in either direction, interest expense would have fluctuated by $150,000.

We currently do not engage in any interest rate hedging activity and have no intention to do so in the foreseeable future. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Exchange Rate Risk

Less than two percent of our revenue, expense and capital purchasing activities are transacted in currencies other than the U.S. dollar, including the Euro, Canadian dollar, Chinese yuan and Brazilian real.

We currently do not engage in any exchange rate hedging activity as the vast majority of our foreign purchases are denominated in U.S. dollars. However, in the future, in an effort to mitigate losses associated with these risks, we may at times engage in transactions involving various derivative instruments to hedge revenues, inventory purchases, assets and liabilities denominated in foreign currencies. If the exchange rate on December 31, 2017 had varied by 10% in either direction, net income from Canadian operations would have fluctuated by $10,000.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lumber Liquidators Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lumber Liquidators Holdings, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and Financial Statement Schedule II — Analysis of Valuation and Qualifying Accounts (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Richmond, Virginia
February 26, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lumber Liquidators Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Lumber Liquidators Holdings, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lumber Liquidators Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Richmond, Virginia
February 26, 2018

Lumber Liquidators Holdings, Inc.

Consolidated Balance Sheets
(in thousands)

	December 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and Cash Equivalents	$19,938	$10,271
Merchandise Inventories	262,280	301,892
Prepaid Expenses	9,108	5,367
Refundable Income Taxes	1,298	31,429
Other Current Assets	5,372	5,346
Total Current Assets	297,996	354,305
Property and Equipment, net	100,491	115,004
Goodwill	9,693	9,693
Other Assets	2,615	3,542
Total Assets	$410,795	$482,544
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$67,676	$120,647
Customer Deposits and Store Credits	38,546	32,639
Accrued Compensation	12,101	9,193
Sales and Income Tax Liabilities	4,273	4,249
Accrual for MDL and Related Other Matters	36,960	—
Other Current Liabilities	18,605	19,984
Total Current Liabilities	178,161	186,712
Other Long-Term Liabilities	19,235	21,142
Deferred Tax Liability	552	3,798
Revolving Credit Facility	15,000	40,000
Total Liabilities	212,948	251,652
Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 31,397 and 31,102 shares issued and 28,490 and 28,249 shares outstanding at December 31, 2017 and 2016, respectively)	31	31
Treasury Stock, at cost (2,907 and 2,853 shares, respectively)	(140,875)	(139,420)
Additional Capital	208,629	202,700
Retained Earnings	131,214	169,037
Accumulated Other Comprehensive Loss	(1,152)	(1,456)
Total Stockholders’ Equity	197,847	230,892
Total Liabilities and Stockholders’ Equity	$410,795	$482,544

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Operations
(in thousands except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net Sales	$1,028,933	$960,588	$978,776
Cost of Sales	659,872	656,719	699,918
Gross Profit	369,061	303,869	278,858
Selling, General and Administrative Expenses	406,027	397,504	362,051
Operating Loss	(36,966)	(93,635)	(83,193)
Other Expense	1,591	638	234
Loss Before Income Taxes	(38,557)	(94,273)	(83,427)
Income Tax Benefit	(734)	(25,710)	(26,994)
Net Loss	$(37,823)	$(68,563)	$(56,433)
Net Loss per Common Share – Basic	$(1.33)	$(2.51)	$(2.08)
Net Loss per Common Share – Diluted	$(1.33)	$(2.51)	$(2.08)
Weighted Average Common Shares Outstanding:
Basic	28,407	27,284	27,082
Diluted	28,407	27,284	27,082

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net Loss	$(37,823)	$(68,563)	$(56,433)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	304	209	(869)
Total Other Comprehensive Income (Loss)	304	209	(869)
Comprehensive Loss	$(37,519)	$(68,354)	$(57,302)

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Treasury Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value	Shares	Value
December 31, 2014	27,069	$30	2,817	$(138,692)	$177,479	$294,033	$(796)	$332,054
Stock-Based Compensation Expense	—	—	—	—	4,080	—	—	4,080
Exercise of Stock Options	—	—	—	—	—	—	—	—
Excess Tax Benefits on Stock Option Exercises	—	—	—	—	(969)	—	—	(969)
Release of Restricted Shares	19	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	8	(295)	—	—	—	(295)
Translation Adjustment	—	—	—	—	—	—	(869)	(869)
Net Income	—	—	—	—	—	(56,433)	—	(56,433)
December 31, 2015	27,088	$30	2,825	$(138,987)	$180,590	$237,600	$(1,665)	$277,568
Stock-Based Compensation Expense	—	—	—	—	5,487	—	—	5,487
Exercise of Stock Options	59	—	—	—	539	—	—	539
Tax Effect of Stock-Based Compensation	—	—	—	—	(675)	—	—	(675)
Stock Issued upon Legal Settlement	1,000	1			16,759			16,760
Release of Restricted Shares	101	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	29	(433)	—	—	—	(433)
Translation Adjustment	—	—	—	—	—	—	209	209
Net Loss	—	—	—	—	—	(68,563)	—	(68,563)
December 31, 2016	28,248	$31	2,854	$(139,420)	$202,700	$169,037	$(1,456)	$230,892
Stock-Based Compensation Expense	—	—	—	—	4,582	—	—	4,582
Exercise of Stock Options	88	—	—	—	1,347	—	—	1,347
Release of Restricted Shares	154	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	53	(1,455)		—	—	(1,455)
Translation Adjustment	—	—	—	—	—	—	304	304
Net Loss	—	—	—	—	—	(37,823)	—	(37,823)
December 31, 2017	28,490	$31	2,907	$(140,875)	$208,629	$131,214	$(1,152)	$197,847

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(37,823)	$(68,563)	$(56,433)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	17,739	17,505	17,392
Deferred Income Taxes (Benefit) Provision	(3,246)	14,205	(12,064)
Stock-Based Compensation Expense	4,735	5,568	3,941
Provision for Inventory Obsolescence Reserves	6,349	3,723	26,162
Impairment and Loss on Disposal of Fixed Assets	1,498	—	4,392
Stock-Based Portion of Provision for Securities Class Action	—	16,760	—
Deconsolidation of Variable Interest Entity	—	—	1,457
Changes in Operating Assets and Liabilities:
Merchandise Inventories	32,614	(62,054)	42,773
Accounts Payable	(52,475)	64,025	(21,450)
Customer Deposits and Store Credits	6,001	(988)	(1,075)
Prepaid Expenses and Other Current Assets	28,962	(11,411)	(18,385)
Accrual for MDL and Related Other Matters	36,960	—	—
Other Assets and Liabilities	(1,922)	(6,317)	22,494
Net Cash Provided by (Used in) Operating Activities	39,392	(27,547)	9,204
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(7,411)	(8,908)	(22,478)
Proceeds from Disposal of Fixed Assets	2,273	—	—
Other Investing Activities	800	575	—
Net Cash Used in Investing Activities	(4,338)	(8,333)	(22,478)
Cash Flows from Financing Activities:
Payments on Revolving Credit Facility	(65,000)	(17,000)	(19,000)
Borrowings on Revolving Credit Facility	40,000	37,000	39,000
Proceeds from the Exercise of Stock Options	1,347	539	—
Payments for Stock Repurchases	(1,455)	(433)	(295)
Payments on Financed Insurance Obligations	(734)	—	—
Payments on Capital Lease Obligations	(351)	(469)	—
Payments for Debt Issuance Costs	—	(933)	—
Net Cash (Used in) Provided by Financing Activities	(26,193)	18,704	19,705
Effect of Exchange Rates on Cash and Cash Equivalents	806	744	(15)
Net Increase (Decrease) Increase in Cash and Cash Equivalents	9,667	(16,432)	6,416
Cash and Cash Equivalents, Beginning of Year	10,271	26,703	20,287
Cash and Cash Equivalents, End of Year	$19,938	$10,271	$26,703
Supplemental disclosure of non-cash operating and financing activities:
Financed Insurance Premiums	$1,346	$—	—
Supplemental disclosure of non-cash investing and financing activities:
Borrowing on Capital Lease Obligation to Acquire Equipment	$—	$351	$—

See accompanying notes to consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Business

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, resilient vinyl and wood-look ceramic tile flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlay, adhesives and flooring tools. The Company also provides in-home delivery and installation services to certain of its customers. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of 393 store locations in primary or secondary metropolitan areas. The Company’s stores spanned 46 states in the United States (“U.S.”) and included eight stores in Canada at December 31, 2017. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finishes the majority of the Bellawood products on its finishing lines in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.”

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company had cash and cash equivalents of $19,938 and $10,271 at December 31, 2017 and 2016, respectively. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents, of which there was zero at December 31, 2017 and 2016, respectively. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash equivalents totaled $13,332 and $9,609 at December 31, 2017 and 2016, respectively.

Credit Programs

Credit is offered to the Company’s customers through a proprietary credit card, underwritten by a third-party financial institution and generally at no recourse to the Company. A credit line is offered to the

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies  – (continued)

Company’s professional customers through the Lumber Liquidators Commercial Credit Program. This commercial credit program is underwritten by a third-party financial institution, generally with no recourse to the Company.

As part of the credit program, the Company’s customers may tender their Lumber Liquidators credit card to receive installation services. As of December 31, 2017, we utilized a network of associates to perform certain customer-facing, consultative services and coordinate the installation of our flooring products by third-party independent contractors in 391 of our stores. In our remaining stores, installation services are provided through a national arrangement with a third-party.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and other liabilities approximates fair value because of the short-term nature of these items. The carrying amount of obligations under our revolving credit facility approximates fair value due to the variable rate of interest. The fair value of the revolving credit facility is classified as Level 1 as defined in the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) fair value hierarchy.

During 2017, certain non-financial assets, including property and equipment, have been written down and measured in the consolidated financial statements at fair value. Fair value was based on expected future cash flows using Level 2 inputs under the fair value hierarchy. During 2015, certain non-financial assets, including property and equipment, were written down and measured in the consolidated financial statements at fair value. Fair value was based on expected future cash flows using Level 3 inputs under the fair value hierarchy.

Merchandise Inventories

The Company values merchandise inventories at the lower of cost and net realizable value. The method by which amounts are removed from inventory is weighted average cost. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form. The Company adds the finish to, and boxes, various species of unfinished product, to produce certain proprietary products, primarily Bellawood, at its finishing facility. These finishing and boxing costs are included in the average unit cost of related merchandise inventory. The Company maintains an inventory reserve for loss or obsolescence based on historical results and current sales trends. This reserve was $5.6 million and $7.1 million at December 31, 2017 and 2016, respectively.

During the year ended December 31, 2015, the Company recorded inventory impairment charges related to its laminate flooring sourced from China, in connection with changes in the executive management team and based on the evaluation of the alternatives for disposal, and it was determined that it would not sell the inventory of laminate flooring sourced from China in its stores. As a result of that decision, the Company recorded a charge to reduce the remaining carrying value of this laminate flooring and related moldings to its net realizable value of zero. The Company recorded total charges related to laminate flooring sourced from China of $22.5 million in cost of sales for the year ended December 31, 2015 in the accompanying consolidated statements of operations. The Company disposed of most of this flooring in the fourth quarter of 2017 at a cost of $1.7 million.

During the year ended December 31, 2015, the Company determined that it would refocus on its core business and it would not pursue an expansion into the tile flooring business in the near term. As a result, the Company recorded a lower of cost or market adjustment of $3.7 million for certain tile flooring and related accessories, which is recorded in cost of sales for the year ended December 31, 2015 in the accompanying consolidated statements of operations.

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

In the third quarter of 2017, the Company determined that the carrying value of certain assets that had once been part of a discontinued vertical integration strategy was above their fair value, and recorded an impairment charge of $1.5 million in SG&A expenses in the consolidated statements of operations. The charge was measured as the difference between the fair value (Level 2 inputs under the fair value hierarchy) of the assets and the carrying value of the related net assets based on a contract to sell to a third party.

No impairment charges were recognized in 2016.

In the third quarter of 2015, the Company finalized the termination of its agreement relating to certain vertical integration initiatives which changed the Company’s expectations of future cash flows from related long-lived assets. As a result, the Company tested certain long-lived assets for impairment. The Company recorded a $3 million impairment charge within selling, general and administrative (“SG&A”) expenses. The impairment charge was measured under an income approach utilizing forecasted discounted cash flows. Fair value was based on expected future cash flows using Level 3 inputs under the fair value hierarchy. The most significant unobservable input used in the fair value analysis relates to the estimated sales price of the long-lived assets.

In the second quarter of 2015, the Company concluded that its decision not to pursue an expansion into the tile flooring business in the near term was a triggering event requiring assessment of recoverability for certain of its long-lived assets. As a result, the Company tested the long-lived assets for impairment related to its store locations selling a significant assortment of tile flooring. The Company recorded a $1.4 million impairment charge, which is recorded within SG&A expenses for the year ended December 31, 3015 in the accompanying consolidated statements of income. The impairment charge was measured under an income approach utilizing forecasted discounted cash flows. Fair value was based on expected future cash flows using Level 3 inputs under fair value hierarchy. The most significant unobservable input used in the fair value analysis relates to the estimated sales price of the long-lived assets.

Goodwill and Other Indefinite-Lived Intangibles

Goodwill represents the costs in excess of the fair value of net assets acquired associated with acquisitions by the Company. Other assets include $0.8 million for an indefinite-lived intangible asset for the phone number 1-800-HARDWOOD and related internet domain names. The Company evaluates these assets for impairment on an annual basis, or whenever events or changes in circumstance indicate that the asset carrying value exceeds its fair value. Based on the analysis performed, the Company has concluded that no impairment in the value of these assets has occurred.

Self-Insurance

The Company is self-insured for certain employee health benefit claims and for certain workers’ compensation claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical and industry trends and economic conditions. This liability could

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies  – (continued)

be affected if future occurrences and claims differ from these assumptions and historical trends. As of December 31, 2017 and 2016, the Company had accruals of $2.1 million related to estimated claims was included in other current liabilities.

Recognition of Net Sales

The Company recognizes net sales for products purchased at the time the customer takes possession of the merchandise. Service revenue, primarily installation revenue and freight charges for in-home delivery, is included in net sales and recognized when the service has been rendered. The Company reports sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, and net of an allowance for anticipated sales returns based on historical and current sales trends and experience. The sales returns allowance and related changes were not significant for 2017, 2016 or 2015.

In total, we offer more than 400 different flooring product stock-keeping units; however, no single flooring product represented more than 2% of our sales mix. By major product category, our sales mix was as follows:

	2017		2016		2015
Solid and Engineered Hardwood	$358,379	35%	$318,397	33%	$378,501	38%
Bamboo and Cork	138,827	13%	137,801	14%	153,512	16%
Vinyl Plank	94,838	9%	85,614	9%	48,506	5%
Laminate	132,654	13%	149,745	16%	153,722	16%
Moldings and Accessories and Other	213,311	21%	204,173	21%	203,902	21%
Installation and Delivery Services	90,924	9%	64,858	7%	40,633	4%
Total	$1,028,933	100%	$960,588	100%	$978,776	100%

The Company generally requires customers to pay a deposit, equal to approximately half of the retail sales value, when purchasing merchandise inventories not regularly carried in a given store location, or not currently in stock. These deposits are included in customer deposits and store credits until the customer takes possession of the merchandise. Installation and freight services are required to be paid in advance (unless prohibited by law).

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

The Company offers a range of limited warranties for the durability of the finish on its prefinished products to its services provided. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. Warranty costs are recorded in cost of sales. This reserve was $1.6 million and $1.8 million at December 31, 2017 and 2016, respectively. The Company is able to seek recovery from its vendors and third-party independent contractors of installation services for certain amounts paid.

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

Accrual for Air Quality Emissions Screening Test Costs

The Company offers a free indoor air quality testing program for customers who purchased laminate flooring sourced from China during the period from February 22, 2012 to February 27, 2015. The Company established a reserve to provide for the estimated future expenses required to support the program. Reserve estimates are based on management’s judgment, considering such factors as cost per air quality testing request, recent historical experience, and the anticipated number of future requests for the duration of the program. Management reviews and adjusts these estimates, if necessary, on a quarterly basis based on any differences in actual and expected program cost experience.

During the second quarter of 2017, the Company reduced its estimate of the number of test kit requests based on its experience, and reduced its estimate of the administrative costs of the Air Quality Testing Program. The revised estimates were in part prompted by the CPSC’s July 2017 decision to close this case with the Company and terminate its monitoring activity of the Air Quality Testing Program. The Company will continue to offer tests kits to qualifying customers, but the lower total estimated future costs of the Air Quality Testing Program resulted in a reduction in the reserve and the corresponding offset to cost of sales of $1 million. At December 31, 2017, the Company’s estimate of its future costs for the Air Quality Testing Program through June 30, 2018 is approximately $0.1 million. Beyond that time the Company expects the costs of the Air Quality Testing Program, if any, to be negligible.

Advertising Costs

Advertising costs charged to selling, general and administrative (“SG&A”) expenses, net of vendor allowances, were $76,586, $80,079 and $77,455 in 2017, 2016 and 2015, respectively. The Company uses various types of media to brand its name and advertise its products. Media production costs are generally expensed as incurred, except for direct mail, which is expensed when the finished piece enters the postal system. Media placement costs are generally expensed in the month the advertising occurs, except for contracted endorsements and sports agreements, which are generally expensed ratably over the contract period. Amounts paid in advance are included in prepaid expenses and totaled $1,077 and $747 at December 31, 2017 and 2016, respectively.

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

Years
Buildings and Building Improvements	7 to 40
Property and Equipment	3 to 15
Computer Software and Hardware	3 to 10
Leasehold Improvements	1 to 15

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, which amends ASC Topic 718, Compensation — Stock Compensation, which simplifies the accounting for employee share-based payments. The new standard requires the immediate recognition of all excess tax benefits and deficiencies in the income statement (rather than equity), and was adopted in the first quarter of 2017 on a prospective basis. The standard also requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows. The Company applied this amendment of the standard on a retrospective basis starting in the first quarter of 2017. At December 31, 2016, the Company presented cash flows from excess tax benefits of approximately $54 within financing activities. The standard also clarifies that all cash payments made to taxing authorities on the employees’ behalf for shares withheld should be presented as financing activities on the statements of cash flows, which was consistent with the Company’s existing practice. Finally, the standard provides for a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The Company continues to include the impact of estimated forfeitures when determining share-based compensation expense.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition — Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies  – (continued)

Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018 using the modified retrospective approach. There was no need to adjust Retained Earnings. The Company established a cross-functional team in 2016 to review its current accounting policies and practices, assess the effect of the standard on its revenue contracts and identify potential differences. In addition, the Company has refined its business processes and controls to support recognition and disclosure under the new standard. The Company has concluded that (i) its merchandise and installation sales order arrangements each independently meet the definition of a contract when each arrangement is delivered to its customers; (ii) the transaction price as impacted by sales returns and promotional activities will be similar to what it has recognized in the past, including financing arrangements it offers to its customers; (iii) sales commission costs it pays to its employees will be recognized in a fashion similar to its current practice; and (iv) installation sales will continue to be recognized on a gross basis.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), which creates ASC Topic 842, Leases, and supersedes the lease accounting requirements in Topic 840, Leases. In summary, Topic 842 requires organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in ASU 2016-02 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Therefore, the amendments in ASU 2016-02 will become effective for the Company at the beginning of its 2019 fiscal year. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements including educating employees of the breadth of the new standard, and having providers provide demonstrations of software capabilities and requirements, and evaluation contracts in light of the new standard. When implemented, the standard is expected to have a material impact as operating leases discussed in Note 5 will be recognized on the Company’s consolidated balance sheet.

Note 2. Property and Equipment

Property and equipment consisted of:

	December 31,
	2017	2016
Land	$4,937	$5,951
Building	44,299	44,283
Property and Equipment	60,337	61,358
Computer Software and Hardware	50,415	47,637
Leasehold Improvement	40,277	38,361
Assets under Construction	596	1,102
	200,861	198,692
Less: Accumulated Depreciation and Amortization	100,370	83,688
Property and Equipment, net	$100,491	$115,004

As of December 31, 2017 and 2016, the Company had capitalized $37,905 and $35,650 of computer software costs, respectively. Amortization expense related to these assets was $3,875, $3,604 and $3,501 for 2017, 2016 and 2015, respectively.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 3. Other Liabilities

Other long-term liabilities consisted of:

	December 31,
	2017	2016
Antidumping and Countervailing Accrual	$10,372	$10,372
Deferred Rent	5,150	5,858
Lease Incentive Obligation	2,872	3,038
Other	841	1,874
Other Long Term Liabilities	$19,235	$21,142

Note 4. Revolving Credit Agreement

On August 17, 2016, the Company, Lumber Liquidators, Inc. (“LLI”) and Lumber Liquidators Services, LLC (“LL Services” and collectively with LLI, the “Borrowers”), entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”) and Wells Fargo Bank, N.A. (“Wells Fargo” and, collectively with the Bank, the “Lenders”) with the Bank as administrative agent and collateral agent (in this capacity, the “Agent”) and Wells Fargo as syndication agent. The maximum amount of borrowings under the revolving credit agreement (the “Revolving Credit Facility”) is $150 million (but subject to the borrowing base as described in the Credit Agreement). The Borrowers also have the option to increase the Revolving Credit Facility up to a maximum total amount of $200 million subject to the satisfaction of the conditions to such increase specified in the Credit Agreement.

At December 31, 2017, the Company had $126 million available to borrow under the Revolving Credit Facility, which was net of $3.7 million in outstanding letters of credit, $15 million in outstanding borrowings and certain limitations based on the borrowing base and the fixed charge coverage ratio covenant.

The Credit Agreement matures on August 17, 2021, is guaranteed by the Company and its other domestic subsidiaries other than LLI and LL Services and secured by security interests in the Collateral (as defined in the Credit Agreement), which includes substantially all assets of the Company including, among other things, the Company’s inventory and accounts receivables and the Company’s East Coast distribution center located in Sandston, Virginia. Under the terms of the Credit Agreement, the Company has the ability to release the East Coast distribution center from the Collateral under certain conditions. The Revolving Credit Facility has no mandated payment provisions and a fee of 0.25% per annum on the average daily unused portion, paid quarterly in arrears. Loans outstanding under the Revolving Credit Facility can bear interest based on the Base Rate or the LIBOR Rate, each as defined in the Credit Agreement. Interest on Base Rate loans is charged at varying per annum rates computed by applying a margin ranging from 0.50% to 0.75% (dependent on the Company’s average daily excess borrowing availability under the Revolving Credit Facility during the most recently completed fiscal quarter) over the Base Rate. Interest on LIBOR Rate loans and fees for standby letters of credit are charged at varying per annum rates computed by applying a margin ranging from 1.50% to 1.75% (dependent on the Company’s average daily excess borrowing availability under the Revolving Credit Facility during the most recently completed fiscal quarter) over the applicable LIBOR rate for one, two, three or six month interest periods as selected by the Company.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective in the event that the Company’s excess borrowing availability under the Revolving Credit Facility falls below the greater of $15 million, or 10% of the maximum revolver amount. This covenant was met at December 31, 2017. It was not met at December 31, 2016.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 5. Leases

The Company has operating leases for its stores, Corporate Headquarters and West Coast distribution center, supplemental office facilities and certain equipment. The store location leases are operating leases and generally have five-year base periods with one or more five-year renewal periods. The Corporate Headquarters and the supplemental office facility in Richmond, Virginia have operating leases with base terms running through December 31, 2019. The West Coast distribution center has an operating lease with a base term running through October 31, 2024.

As of December 31, 2016 and 2015, the Company leased the Corporate Headquarters, which includes a store location and 29 and 30 of its locations, representing 7.8% and 8.3% of the total number of store leases in operation, respectively, from the Company’s founder. During 2016 and 2015, the Company also leased a warehouse from its founder, which was subsequently vacated in December 2017. Effective December 31, 2016, upon the departure of the Company’s founder from the board of directors, these entities no longer meet the criteria of a related party. Rent expense to this related party was $3.4 million and $3.1 million in 2016 and 2015, respectively. Total rent expense was $32.5 million, $30.3 million and $28.8 million in 2017, 2016 and 2015, respectively.

At December 31, 2017, the future minimum rental payments under non-cancellable operating leases were as follows:

	Operating Leases
	Headquarters Lease	Store Leases	Distribution Centers & Other Leases	Total Operating Leases
2018	$1,348	$28,762	$2,820	$32,930
2019	1,389	24,377	2,418	28,184
2020	—	20,742	2,383	23,125
2021	—	14,928	2,097	17,025
2022	—	8,959	2,133	11,092
Thereafter	—	8,758	4,239	12,997
Total minimum lease payments	$2,737	$106,526	$16,090	$125,353

Note 6. Stockholders’ Equity

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31,
	2017	2016	2015
Net Loss	$(37,823)	$(68,563)	$(56,433)
Weighted Average Common Shares Outstanding – Basic	28,407	27,284	27,082
Effect of Dilutive Securities:
Common Stock Equivalents	—	—	—
Weighted Average Common Shares Outstanding – Diluted	28,407	27,284	27,082
Net Loss per Common Share – Basic	$(1.33)	$(2.51)	$(2.08)
Net Loss per Common Share – Diluted	$(1.33)	$(2.51)	$(2.08)

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 6. Stockholders’ Equity  – (continued)

The following have been excluded from the computation of Weighted Average Common Shares Outstanding — Diluted because the effect would be antidilutive:

	As of December 31,
	2017	2016	2015
Stock Options	653,019	666,538	650,759
Restricted Shares	432,777	516,072	225,027

Stock Issuance

On November 17, 2016, the Company issued 1 million shares of its common stock to a court approved settlement fund in connection with a final court approval of a definitive settlement agreement as discussed in Note 10. These shares were valued at $16.8 million based on the closing price of the Company shares of $16.76 on the settlement date. These shares have been included in the Company’s calculation of weighted average common shares outstanding from the date of issuance.

Stock Repurchase Program

In 2012, the Company’s Board of Directors (“Board”) authorized the repurchase of up to $100 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. In January 2014, the Company’s Board authorized the repurchase of up to an additional $50 million of the Company’s common stock, bringing the total authorization to $150 million and at December 31, 2015, the Company had $14.7 million remaining under this authorization. The Company did not purchase any shares under this program during the years ended December 31, 2017, December 31, 2016 or December 31, 2015.

Note 7. Stock-Based Compensation

Overview

The Company has an equity incentive plan (the “Plan”) for employees, non-employee directors and other service providers from which the Company may grant stock options, restricted shares, stock appreciation rights (“SARs”) and other equity awards. The total number of shares of common stock authorized for issuance under the Plan is 6.1 million. As of December 31, 2017, 1.1 million shares of common stock were available for future grants. Stock options granted under the Plan expire no later than ten years from the date of grant and the exercise price shall not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted shares on a grant by grant basis at the discretion of the Board. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted shares.

The Company also maintains the Lumber Liquidators Holdings, Inc. Outside Directors Deferral Plan under which each of the Company’s non-employee directors has the opportunity to elect annually to defer certain fees until departure from the Board. A non-employee director may elect to defer up to 100% of his or her fees and have such fees invested in deferred stock units. Deferred stock units must be settled in common stock upon the director’s departure from the Board. There were 122,007 and 131,506 deferred stock units outstanding at December 31, 2017 and 2016, respectively.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 7. Stock-Based Compensation  – (continued)

Stock Options

The following table summarizes activity related to stock options:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2014	652,808	$42.81	6.9	$18,113
Granted	410,164	25.34
Exercised	—	0.00
Forfeited	(370,196)	44.71
Balance, December 31, 2015	692,776	$31.45	7.7	$1,283
Granted	443,147	13.51
Exercised	(60,781)	9.37
Forfeited	(239,528)	27.16
Balance, December 31, 2016	835,614	$24.86	7.5	$1,167
Granted	127,984	22.09
Exercised	(87,955)	15.31
Forfeited	(185,975)	25.62
Balance, December 31, 2017	689,668	$25.31	7.7	$8,530
Exercisable at December 31, 2017	264,916	$33.70		$2,575
Vested and expected to vest December 31, 2017	689,668	$25.31		$8,530

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on December 31. The intrinsic value of the stock options exercised during 2017, 2016 and 2015 was $828, $343 and zero, respectively.

As of December 31, 2017, total unrecognized compensation cost related to unvested options was approximately $2,729, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.5 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of options granted during 2017, 2016 and 2015 was $11.20, $6.75 and $11.87, respectively.

The following are the ranges of assumptions for the periods noted:

	Year Ended December 31,
	2017	2016	2015
Expected dividend rate	0%	0%	0%
Expected stock price volatility	55%	55%	50%
Risk-free interest rate	1.7%	1.3%	1.7%
Expected term of options	5.5 years	5.5 years	5.5 years

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

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 7. Stock-Based Compensation  – (continued)

Restricted Shares

The following table summarizes activity related to restricted shares:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2014	157,089	$49.98
Granted	386,517	18.30
Released	(27,187)	55.59
Forfeited	(54,748)	45.93
Nonvested, December 31, 2015	461,671	$23.61
Granted	343,517	12.41
Released	(130,523)	24.23
Forfeited	(88,478)	18.29
Nonvested, December 31, 2016	586,187	$17.71
Granted	207,196	19.56
Released	(205,349)	18.31
Forfeited	(108,288)	15.68
Nonvested, December 31, 2017	479,746	$18.71

The fair value of restricted shares released during 2017, 2016 and 2015 was $5,151, $1,617 and $941, respectively. As of December 31, 2017, total unrecognized compensation cost related to unvested restricted shares was approximately $3,947, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Stock Appreciation Rights

The following table summarizes activity related to SARs:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2014	16,227	$42.81	6.9	$389
Granted	—	0.00
Forfeited	(170)	93.68
Balance, December 31, 2015	16,057	$47.58	6.8	$—
Granted	13,071	15.31
Forfeited	(460)	62.87
Balance, December 31, 2016	28,668	$32.63	7.5	$6
Granted	2,899	17.39
Exercised	(165)	24.35
Forfeited	(14,852)	45.93
Balance, December 31, 2017	16,550	$18.10	8.6	$251
Exercisable at December 31, 2017	3,847	$25.73	8.1	$53

The fair value method, estimated by management using the Black-Scholes-Merton option pricing model, is used to recognize compensation cost associated with SARs.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 8. Income Taxes

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% and eliminated the 20-year limit on the carryforward of losses, and resulted in the Company remeasuring its existing deferred tax balances. In addition, generally beginning in 2018, the Tax Act alters the deductibility of certain items (e.g., certain compensation, interest, entertainment expenses), and allows qualifying capital expenditures to be deducted fully in the year of purchase. As of December 31, 2017, the Company has not fully completed its analysis of the tax effects of the Tax Act; however, it has made a reasonable estimate of the effects on its deferred tax balances. The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company’s valuation allowance was remeasured based on the new provisions in the Tax Act including the elimination of the 20-year net operating loss carryforward, the 80% limitation on the usage of certain net operating losses going forward and the impact of these provisions on the Company’s indefinite-lived deferred tax assets and liabilities. The Company will continue to analyze certain aspects of the Tax Act and refine the calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the deferred tax balance and valuation allowance was $8.1 million. The net effect of the Tax Act was a $3.1 million tax benefit.

The components of Loss before income taxes were as follows:

	Year Ended December 31,
	2017	2016	2015
United States	$(38,258)	$(92,874)	$(80,136)
Foreign	(299)	(1,399)	(3,291)
Total Loss before Income Taxes	$(38,557)	$(94,273)	$(83,427)

The benefit for income taxes consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$2,254	$(36,801)	$(14,088)
State	146	(3,269)	(975)
Foreign	112	155	133
Total Current	2,512	(39,915)	(14,930)
Deferred
Federal	(2,087)	11,184	(9,276)
State	(1,159)	3,021	(2,788)
Total Deferred	(3,246)	14,205	(12,064)
Income Tax Benefit	$(734)	$(25,710)	$(26,994)

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 8. Income Taxes  – (continued)

Excess tax benefits in the amount of $146 were recognized as a component of income tax expense during 2017 resulting from the exercise of stock options and the release of restricted shares. Prior to the adoption of ASU 2016-09 in 2017, excess tax benefits were recognized as additional paid-in capital.

	Year Ended December 31,
	2017		2016		2015
Income Tax Benefit at Federal Statutory Rate	$(13,495)	35.0%	$(32,995)	35.0%	$(29,200)	35.0%
(Decreases) Increases:
State Income Taxes, Net of Federal Income Tax Benefit	(740)	1.9%	(2,275)	2.4%	(2,401)	2.9%
Valuation Allowance	3,826	(10.0)%	15,207	(16.1)%	210	(0.2)%
Foreign Operations	221	(0.5)%	(2,465)	2.6%	1,075	(1.3)%
Non-Deductible Penalty	1,156	(3.0)%	875	(0.9)%	3,887	(4.7)%
Federal Rate Change	8,088	(21.0)%	—	—%	—	—%
Capital Loss	—	—%	(4,020)	4.3%	—	—%
Other	210	(0.5)%	(37)	—%	(565)	0.7%
Income Tax Benefit	$(734)	1.9%	$(25,710)	27.3%	$(26,994)	32.4%

The tax effects of temporary differences that result in significant portions of the deferred tax accounts based on a 21% and 35% federal rate in 2017 and 2016, respectively, are as follows:

	December 31,
	2017	2016
Deferred Tax Liabilities:
Depreciation and Amortization and Other	$(11,664)	$(19,157)
Total Gross Deferred Tax Liabilities	(11,664)	(19,157)
Deferred Tax Assets:
Stock-Based Compensation Expense	2,375	3,941
Reserves and Accruals	14,718	10,241
Employee Benefits	1,745	1,144
Inventory Reserves	1,708	3,336
Inventory Capitalization	2,647	5,218
Foreign Net Operating Losses	2,891	2,781
Loss Carryforwards and Other	6,604	6,338
Total Gross Deferred Tax Assets	32,688	32,999
Less Valuation Allowance	(21,576)	(17,640)
Total Net Deferred Tax Assets	11,112	15,359
Net Deferred Tax Liability	$(552)	$(3,798)

For 2017 and 2016, the Company’s U.S. operations were in a cumulative loss position. As such, the Company has recorded a valuation allowance on its net deferred tax assets. The valuation allowance increased by $3,826 and $14,859 for the years ended December 31, 2017 and 2016, respectively. In future periods, the allowance could be reduced if sufficient evidence exists indicating that it is more likely than not that a portion or all of these deferred tax assets will be realized.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 8. Income Taxes  – (continued)

In both 2017 and 2016, the Company’s Canadian operations were in a cumulative loss position. As such, the Company has recorded a full valuation allowance on the net deferred tax assets in Canada. The valuation allowance increased by $110 and $348 for the years ended December 31, 2017 and 2016, respectively. In future periods, the allowance could be reduced if sufficient evidence exists indicating that it is more likely than not that a portion or all of these deferred tax assets will be realized.

As of December 31, 2017 and 2016, the Company had U.S. federal net operating loss carryforwards of $5,351 and zero, respectively, which begin to expire in 2037. As of December 31, 2017, the Company had state net loss carryforwards of $48,091 and $44,666, which begin to expire in 2022. The Company had foreign net operating loss carryforwards of $13,068 and 12,912 at December 31, 2017 and 2016, respectively, which begin to expire in 2030.

The Company received income tax refunds of $29,467 and $27,422 in 2017 and 2016, respectively. The Company paid income taxes of $7,855 in 2015.

As of December 31, 2017, the Company had $27 of gross unrecognized tax benefits, $21 of which, if recognized, would affect the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the uncertain tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a significant effect on its results of operations, financial position or cash flows. As of December 31, 2016, the Company had $208 of gross unrecognized tax benefits, $135 of which, if recognized, would affect the effective tax rate.

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. The Internal Revenue Service completed audits of the Company’s income tax returns for the years 2013 through 2016 and the results of which are included in tax expense in the consolidated income statement.

Note 9. 401(k) Plan

The Company maintains a plan, qualified under Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees are eligible to participate following the completion of three months of service and attainment of age 21. The plan is a safe harbor plan, with company matching contributions of 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Both deferrals and Roth contributions are allowed up to 50% of an employee’s eligible compensation, subject to annual IRS limits. Additionally, employees are immediately 100% vested in the Company’s matching contributions. The Company’s matching contributions, included in SG&A expenses, totaled $2,284, $2,286 and $2,019 in 2017, 2016 and 2015, respectively.

Note 10. Commitments and Contingencies

The Company has been actively resolving various legal and other matters that have arisen in recent years. Certain other matters remain outstanding. More detailed discussion of many of the matters noted below are included in this Form 10-K under the caption “Item 3 Legal Proceedings.”

2017 and 2016 Settlements and Resolutions

During 2017 and 2016, the Company settled (or agreed to settle) or resolved several outstanding legal matters. These include:

•	MDL Class Actions Matters — On October 23, 2017, the Company entered into a Memorandum of Understanding (“MOU”) to settle formaldehyde and abrasion class-action claims brought on behalf

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

of purchasers of Chinese-made laminate flooring sold by the Company between January 1, 2009 and May 31, 2015. Under the MOU, the Company will contribute $22 million in cash (currently expected to be funded in mid-2018) and provide $14 million in store-credit vouchers over a three-year period.
•	Lacey Act Related Matters — On October 7, 2015, the Company reached a settlement with the Department of Justice (DOJ) with respect to its allegations of violations of the Lacey Act in its importation of certain wood flooring products and the court entered final judgment on February 3, 2016. In connection with this settlement the Company agreed to pay a total of $10 million in fines, community service payments and forfeited proceeds and is subject to a five-year probation period and implemented the Lacey Compliance Plan. The Company has paid the settlement amount including the remaining $1.8 million in the first quarter of 2018. In addition, the Company also reached a settlement with the DOJ and paid $3.2 million with respect to certain engineered hardwood flooring determined by the Company to have Lacey Act compliance concerns.
•	California Air Resources Board — In March 2016, the Company entered into a settlement agreement with the California Air Resources Board (“CARB”), which did not constitute an admission of wrongdoing by the Company and provided that CARB release the Company from any and all claims that CARB may have had related to certain of its laminate products imported from China. Under the terms of the settlement agreement, the Company paid a total of $2.5 million. Additionally, the Company agreed to implement certain voluntary measures, including a risk-based supplier audit program and testing research program.
•	Consumer Product Safety Commission Matter — On June 15, 2016, the Company entered into an agreement with the Office of Compliance and Field Operations of the Consumer Product Safety Commission (“CPSC”) with respect to its laminate products sourced from China. The agreement marked the completion of the CPSC’s evaluation of the safety of those products and did not constitute an admission of wrongdoing by the Company. Under the terms of the agreement, the Company has continued to offer an indoor air quality testing program to its customers at no cost. The CPSC ceased its monitoring of the Company’s program in July of 2017.
•	Securities Class Action — On November 17, 2016, the Company received final court approval of the Securities Class Action Stipulation. As a result of the Securities Class Action Stipulation, the Company, through its insurers and in conjunction with the settlement of the Derivative Class Action Settlement described below, contributed $26 million to a settlement fund that will be used to compensate individuals who purchased the Company’s shares of common stock between February 22, 2012 and February 27, 2015. Additionally, the Company issued 1 million shares of its common stock to the settlement fund on November 17, 2016, valued at $16.8 million in the aggregate based on the closing price of the shares at that date.
•	Derivative Litigation Matters — On November 17, 2016, the Company received final court approval the Consolidated Derivative Stipulation. As a result of the Consolidated Derivative Stipulation, the Company implemented certain corporate governance changes, received a $26 million insurance payment (which the Company used to fully fund the securities class action settlement summarized above), and paid additional net expenses of $2.5 million related to the derivative class action settlement.

Governmental Investigations

In 2015 and early 2016, the Company received subpoenas issued in connection with a criminal investigation being conducted by the U.S. Department of Justice (the “DOJ”) and the U.S. Securities and Exchange Commission (the “SEC”). Based on the subpoenas and the Company’s discussions to date, the

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

Company believes the focus of both investigations primarily relates to compliance with disclosure, financial reporting and trading requirements under the federal securities laws since 2011. The Company is fully cooperating with the investigations and continues to produce documents and other information responsive to the subpoenas and other requests received from the parties. Given that the investigations are still ongoing and that no civil or criminal claims have been brought to date, the Company cannot predict the outcome of the investigations, the timing of the ultimate resolution of these matters, or reasonably estimate the possible range of loss, if any, that may result from these matters. Accordingly, no accruals have been made with respect to these matters. Any action by the DOJ or SEC with respect to these matters could include civil or criminal proceedings and could involve fines, damage awards, regulatory consequences or other sanctions which could have a material adverse effect, individually or collectively, on the Company’s liquidity, financial condition or results of operations.

Litigation Relating to Chinese Laminates

As noted above, the Company entered into a Memorandum of Understanding (“MOU”) to settle formaldehyde and abrasion class-action claims brought on behalf of purchasers of Chinese-made laminate flooring sold by the Company between January 1, 2009 and May 31, 2015. Under the terms, the Company has agreed to contribute $22 million in cash and provide $14 million in store-credit vouchers for an aggregate settlement of $36 million to settle all claims brought on behalf of purchasers of Chinese-made laminate flooring sold by the Company between January 1, 2009 and May 31, 2015. The Company may fund the $22 million through a combination of cash and/or common stock. There can be no assurance that a settlement will be finalized and approved by the courts or as to the ultimate outcome of the litigation. If a final, court-approved settlement is not reached, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, class certification and success on the merits. The Company does not believe it has insurance coverage with respect to these matters.

In addition to those purchasers who opt out of the above settlement (“the Opt Outs”), the Company remains subject to a class action lawsuit in Canada (the “Steele” matter), and there are a number of individual claims and lawsuits alleging (i) damages due to excessive formaldehyde emissions, including personal injury claims, and (ii) damages due to durability claims (collectively, the “Other Matters”). Certain of these Other Matters are in advanced stages of settlement negotiations and the Company recognized a further $1 million charge during the fourth quarter of 2017. For the remaining Other Matters, while the Company believes that a loss associated with the Opt Outs, the Steele matter, or Other Matters is reasonably possible, the Company is unable to reasonably estimate the amount or range of possible loss. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity.

The Company has determined that a probable loss has been incurred and has recognized $37 million in charges within selling general and administrative expense in 2017 with a corresponding liability on its balance sheet related to the potential settlement covered by the MOU and Other Matters as of December 31, 2017. If the court does not approve a final settlement agreement or incurs losses with the respect to the Opt Outs, the Steele matter, or Other Matters, the ultimate resolution of these actions could still have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.

Gold Matter

Beginning in 2014 and subsequently amended, Dana Gold (“Gold”) filed a purported class action lawsuit alleging that certain bamboo flooring that the Company sells is defective. On February 13, 2015, Gold filed an amended complaint that added three additional plaintiffs (collectively with Gold, “Gold Plaintiffs”). Gold Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, Gold Plaintiffs seek (i) a declaration that the Company’s actions violate the law and that it is financially responsible for notifying all purported class members, (ii) injunctive relief requiring the Company to replace

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

and/or repair all of the Bamboo Product installed in structures owned by the purported class members, and (iii) a declaration that the Company must disgorge, for the benefit of the purported classes, all or part of the profits received from the sale of the allegedly defective Bamboo Product and/or to make full restitution to Gold Plaintiffs and the purported class members. The Company has participated in arbitration discussions on the matter that did not result in a settlement agreement.

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

Employee Classification Matter

In the second half of 2017, certain former and current store managers, store managers in training, and similarly situated current and former employees holding comparable positions but different titles (collectively, the “SM Plaintiffs”) filed purported class action lawsuits in New York and California on behalf of all current and former store managers, store managers in training and similarly situated current and former employees holding comparable positions but different titles (collectively, the “SM Employees”) alleging that the Company violated the Fair Labor Standards Act and certain state laws by classifying the SM Employees as exempt. The SM Plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, the SM Plaintiffs seek class certification, unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages. The Company disputes the SM Plaintiffs’ claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company is unable to estimate the amount of loss, or range of possible loss, at this time that may result from this action and therefore no accrual has been made related to this.

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”)and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to companies importing multilayered wood flooring from Chinese suppliers subject to the AD and CVD orders. The Company’s multilayered wood flooring imports from China accounted for approximately 8%, 7% and 6% of its flooring purchases in 2017, 2016 and 2015, respectively. The Company’s consistent view through the course of this matter has been, and remains, that its imports are neither dumped nor subsidized. As such, it has appealed the original imposition of AD and CVD fees.

As part of its processes in these proceedings, the DOC conducts annual reviews of the CVD and AD rates. In such cases, the DOC will issue preliminary rates that are not binding and are subject to comment by interested parties. After consideration of the comments received, the DOC will issue final rates for the applicable period, which may lag by a year or more. At the time of import, the Company makes deposits at the then prevailing rate, even while the annual review is in process. When rates are declared final by the DOC, the Company accrues a receivable or payable depending on where that final rate compares to the deposits it has made. The Company and or the domestic manufacturers can appeal the final rate for any period and can place a hold on final settlement by U.S. Customs and Border Protection while the appeals are pending.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 10. Commitments and Contingencies  – (continued)

In addition to its overall appeal of the imposition of AD and CVD, which is still pending, the Company as well as other involved parties have appealed many of the final rate determinations. Those appeals are pending and, at times, have resulted in delays in settling the shortfalls and refunds in the table that follows. Because of the length of time for finalization of rates as well as appeals, any subsequent adjustment of CVD and AD rates typically flows through a period different from those in which the inventory was originally purchased and/or sold.

In the fourth quarter of 2017, the 5-year Sunset Review of the antidumping and countervailing duty orders on multilayered wood flooring (the “Sunset Review”) by the ITC resulted in the AD and CVD orders remaining in place. The Company as well as others have appealed this determination.

Results by period for the Company are shown below. The column labeled “December 31, 2017” Receivable/Liability Balance’ represents the amount the Company would receive or pay as the result of subsequent adjustment to rates whether due to finalization by DOC or because of action of a court based on appeals by various parties. It does not include any amounts paid for AD or CVD in the current period at the in-effect rate at that time.

Review Period	Period Covered	Rates at which Company Deposited	Final Rate	December 31, 2017 Receivable/Liability Balance
Antidumping
1	May 2011 through November 2012	6.78% and 3.3%	5.92%	$0.8 million liability	(1)
2	December 2012 through November 2013	3.30%	13.74%	$4.1 million liability
3	December 2013 through November 2014	3.3% and 5.92%	17.37%	$5.5 million liability
4	December 2014 through November 2015	5.92% and 13.74%	0.0%	$2.1 million receivable
5	December 2015 through November 2016	5.92%, 13.74%, and 17.37%	Pending but preliminary determination was 0.0%	NA
6	December 2016 through November 2017	17.37% and 0.0%	Pending	NA
Countervailing
12>April 2011 through December 2012	1.50%	0.83%/0.99%	$0.2 million receivable
3	January 2013 through December 2013	1.50%	1.38%	$.05 million receivable
4	January 2014 through December 2014	1.50% and 0.83%	1.06%	$.02 million receivable
5	January 2015 through December 2015	0.83% and 0.99%	Pending but preliminary determination was 0.89%	NA
6	January 2016 through December 2016	0.99% and 1.38%	Pending	NA
7	January 2017 through December 2017	1.38% and 1.06%	Pending	NA

(1)	DOC has recommended reducing the rate for the first annual review period to 0.73% (from 5.92%) through remand. The court had not yet accepted this recommendation as of year-end. Should this rate hold through the appeal process, Lumber Liquidators would reverse the $0.8 million liability and record a receivable.

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

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 11. Selected Quarterly Financial Information (unaudited)

The following tables present the Company’s unaudited quarterly results for 2017 and 2016.

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net Sales	$248,389	$263,500	$257,185	$259,859
Gross Profit	$86,799	$97,455	$92,687	$92,120
Selling, General and Administrative Expenses	$112,215	$92,335	$109,962	$91,515
Operating (Loss) Income	$(25,416)	$5,120	$(17,275)	$605
Net (Loss) Income	$(26,372)	$4,475	$(18,915)	$2,989
Net (Loss) Income per Common Share – Basic	$(0.93)	$0.16	$(0.66)	$0.10
Net (Loss) Income per Common Share – Diluted	$(0.93)	$0.16	$(0.66)	$0.10
Number of Stores Opened in Quarter, net	2	0	2	6
Comparable Store Net Sales Increase	4.7%	8.8%	3.8%	4.5%

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net Sales	$233,513	$238,092	$244,082	$244,901
Gross Profit	$76,109	$70,584	$76,689	$80,487
Selling, General and Administrative Expenses	$117,236	$89,900	$100,661	$89,707
Operating Loss	$(41,127)	$(19,316)	$(23,972)	$(9,220)
Net Loss	$(32,402)	$(12,230)	$(18,438)	$(5,493)
Net Loss per Common Share – Basic	$(1.20)	$(0.45)	$(0.68)	$(0.20)
Net Loss per Common Share – Diluted	$(1.20)	$(0.45)	$(0.68)	$(0.20)
Number of Stores Opened in Quarter	1	4	1	3
Comparable Store Net Sales (Decrease) Increase	(13.9)%	(7.2)%	1.0%	2.8%

The following tables present certain items impacting gross profit and SG&A in the Company’s unaudited quarterly results for 2017 and 2016. Operating loss for each of the quarterly periods was impacted by the unusual items in both gross profit and SG&A discussed above and summarized below. These items either relate to revised estimates of legacy reserves, or are significant and infrequent in nature.

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Gross Margin Items:
Antidumping Adjustments	$—	$(2,797)	$—	$—
Indoor Air Quality Testing Program Income	—	(993)	—	—
Sub-Total Items above	$—	$(3,790)	$—	$—
SG&A Items:
Accrual for MDL and Other Matters	$18,000	$—	$18,000	$960
Legal and Professional Fees(1)	2,408	3,526	2,940	2,440
All Other(2)	—	—	1,459	1,687
Sub-Total Items above	$20,408	$3,526	$22,399	$5,087

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share data and per share amounts)

Note 11. Selected Quarterly Financial Information (unaudited)  – (continued)

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Gross Margin Items:
Antidumping Adjustments	$—	$5,450	$—	$—
Indoor Air Quality Testing Program	2,895	3,292	—	—
Sub-Total Items above	$2,895	$8,742	$—	$—
SG&A Items:
Securities and Derivatives Class Action	$18,520	$(600)	$4,250	$(2,910)
Legal and Professional Fees(1)	10,414	8,294	6,321	3,385
All Other(2)	1,275	945	580	—
Sub-Total Items above	$30,209	$8,639	$11,151	$475

(1)	Represents charges to earnings related to our defense of various significant legal actions during the period. This does not include all legal costs incurred by the Company.
(2)	All other primarily relates to various payroll factors, including our retention initiatives, and impairment charges related to discontinuing non-core investments.

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

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with the participation of the Company’s principal executive and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017 based on the specified criteria.

Our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, as shown in Item 8. “Consolidated Financial Statements and Supplementary Data.”

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2018 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2017.

Code of Ethics

We have a Code of Business Conduct and Ethics, which applies to all employees, officers and directors of Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries. Our Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is our principal financial officer), as well as all other employees. Our Code of Business Conduct and Ethics also meets the requirements of a code of conduct under Rule 303A.10 of the NYSE Listed Company Manual. Our Code of Business Conduct and Ethics is posted on our website at www.lumberliquidators.com in the “Corporate Governance” section of our Investor Relations home page.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2018 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2018 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2018 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2017.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2018 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this annual report:

Consolidated Financial Statements

Refer to the financial statements filed as part of this annual report in Part II, Item 8.

1. Financial Statement Schedules.

The following financial statement schedule is filed as part of this annual report under Schedule II —  Analysis of Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015. All other financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

2. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Item 16. Form 10-K Summary.

None.

Lumber Liquidators Holdings, Inc.

Schedule II — Analysis of Valuation and Qualifying Accounts
For the Years Ended December 31, 2017, 2016 and 2015
(in thousands)

	Balance Beginning of Year	Additions Charged to Cost and Expenses		Deductions(1)	Other	Balance End of Year
For the Year Ended December 31, 2015
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$3,242	$28,897	(2)	$(5,257)	$—	$26,882
Income tax valuation allowance	$2,223	$210		$—	$—	$2,433
For the Year Ended December 31, 2016
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$26,882	$3,723		$(23,535)	$—	$7,070
Income tax valuation allowance	$2,433	$15,207		$—	$—	$17,640
For the Year Ended December 31, 2017
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$7,070	$6,349		$(7,788)	$—	$5,631
Income tax valuation allowance	$17,640	$3,936	(3)	$—	$—	$21,576

(1)	Deductions are for the purposes for which the reserve was created.
(2)	Includes $22,499 for laminate flooring sourced from China and $3,663 related to the tile exit.
(3)	Includes the impact of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2018.

LUMBER LIQUIDATORS HOLDINGS, INC.
(Registrant)

By:	/s/ Dennis R. Knowles Dennis R. Knowles Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2018.

Signature	Title
/s/ Dennis R. Knowles Dennis R. Knowles	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Martin D. Agard Martin D. Agard	Chief Financial Officer (Principal Financial Officer)
/s/ Timothy J. Mulvaney Timothy J. Mulvaney	Chief Accounting Officer (Principal Accounting Officer)
/s/ Nancy M. Taylor Nancy M. Taylor	Chairperson of the Board
/s/ W. Stephen Cannon W. Stephen Cannon	Director
/s/ David A. Levin David A. Levin	Director
/s/ Douglas T. Moore Douglas T. Moore	Director
/s/ Famous P. Rhodes Famous P. Rhodes	Director
/s/ Martin F. Roper Martin F. Roper	Director
/s/ Jimmie L. Wade Jimmie L. Wade	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.01	Certificate of Incorporation of Lumber Liquidators Holdings, Inc. (filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)
3.02	By-Laws of Lumber Liquidators Holdings, Inc. (as revised effective December 1, 2016) (filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on December 6, 2016 (File No. 001-33767), and incorporated by reference)
4.01	Form of Certificate of Common Stock of Lumber Liquidators Holdings, Inc. (filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)
10.1*	Lumber Liquidators Holdings, Inc. Amended and Restated 2011 Equity Compensation Plan (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed May 25, 2016 (File No. 001-33767), and incorporated by reference)
10.2*	Lumber Liquidators Holdings, Inc. 2011 Equity Compensation Plan (filed as Exhibit A to the Company’s definitive Proxy Statement, filed April 6, 2011 (File No. 001-33767), and incorporated by reference)
10.3*	Lumber Liquidators 2007 Equity Compensation Plan (filed as Exhibit 10.1 to the Company’s Post-effective Amendment No. 1 to its Registration Statement on Form S-8, filed January 4, 2010 (File No. 333-147247), and incorporated by reference)
10.4*	Offer Letter Agreement with Marco Pescara (filed as Exhibit 10.06 to the Company’s Registration Statement on Form S-1, filed April 23, 2007 (File No. 333-142309), and incorporated by reference)
10.5	Lease by and between ANO LLC and Lumber Liquidators (relating to Toano facility) (filed as Exhibit 10.08 to the Company’s Amendment No. 1 to its Registration Statement on Form S-1, filed May 30, 2007 (File No. 333-142309), and incorporated by reference)
10.6*	Form of Option Award Agreement, effective November 16, 2007 (filed as Exhibit 10.10 to the Company’s annual report on Form 10-K, filed on March 12, 2008 (File No. 001-33767), and incorporated by reference)
10.7*	Form of Option Award Agreement, effective December 31, 2010 (filed as Exhibit 10.13 to the Company’s annual report on Form 10-K, filed on February 23, 2011 (File No. 001-33767), and incorporated by reference)
10.8*	Form of Option Award Agreement, effective May 6, 2011 (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed May 6, 2011 (File No. 001-33767), and incorporated by reference)
10.9	Third Amended and Restated Credit Agreement, dated as of August 17, 2016, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators, Inc. and Lumber Liquidators Services, LLC (collectively, the “Borrowers”), Bank of America, N.A. as administrative agent and collateral agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as lenders (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed August 19, 2016 (File No. 001-33767), and incorporated by reference)
10.10*	Amended and Restated Annual Bonus Plan (filed as Exhibit 10.17 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)
10.11*	Form of Option Award Agreement, effective January 24, 2013 (filed as Exhibit 10.18 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)

Exhibit Number	Exhibit Description
10.12*	Form of Restricted Stock Agreement, effective January 24, 2013 (filed as Exhibit 10.19 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)
10.13*	Form of Stock Appreciation Right Agreement, effective January 24, 2013 (filed as Exhibit 10.20 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)
10.14*	Form of Option Award Agreement (Employee), effective November 23, 2015 (filed as Exhibit 10.22 to the Company’s annual report on Form 10-K, filed on February 29, 2016 (File No. 001-33767), and incorporated by reference)
10.15*	Form of Restricted Stock Agreement (Employee), effective November 23, 2015 (filed as Exhibit 10.24 to the Company’s annual report on Form 10-K, filed on February 29, 2016 (File No. 001-33767), and incorporated by reference)
10.16*	Form of Option Award Agreement (Employee), effective August 1, 2016 (filed as Exhibit 10.24 to the Company’s annual report on Form 10-K, filed on February 21, 2017 (File No. 001-33767), and incorporated by reference)
10.17*	Form of Restricted Stock Agreement (Employee), effective August 1, 2016 (filed as Exhibit 10.26 to the Company’s annual report on Form 10-K, filed on February 21, 2017 (File No. 001-33767), and incorporated by reference)
10.18*	Form of Restricted Stock Agreement (Director), effective May 24, 2017 (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed on August 1, 2017 (File No. 001-33767), and incorporated by reference)
10.19*	Offer Letter Agreement with Gregory A. Whirley, Jr., dated April 24, 2015 (filed as Exhibit 10.3 to the Company’s current report on Form 8-K, filed on April 29, 2015 (File No. 001-33767), and incorporated by reference)
10.20*	Separation and Release Agreement, between Lumber Liquidators, Inc. and its affiliated entities and Gregory Whirley, dated June 29, 2017 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on June 30, 2017 (File No. 001-33767), and incorporated by reference)
10.21*	Form of Severance Benefit Agreement (filed as Exhibit 99.2 to the Company’s current report on Form 8-K, filed August 5, 2015 (File No. 001-33767) and incorporated by reference)
10.22*	Form of Retention Agreement (filed as Exhibit 99.3 to the Company’s current report on Form 8-K, filed August 1, 2015 (File No. 001-33767) and incorporated by reference)
10.23	Plea Agreement between Lumber Liquidators, Inc. and the Department of Justice (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed October 7, 2015 (File No. 001-33767) and incorporated by reference)
10.24	Stipulation for Settlement and Joint Motion for Entry of Consent Order of Forfeiture between Lumber Liquidators, Inc. and the Department of Justice (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed October 7, 2015 (File No. 001-33767) and incorporated by reference)
10.25	Settlement Agreement and Release between Lumber Liquidators Services, LLC and the State of California Air Resources Board (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed March 22, 2016 (File No. 001-33767) and incorporated by reference)
10.26	Corrective Action Plan between the Office of Compliance and Field Operations of the Consumer Product Safety Commission and Lumber Liquidators Holdings, Inc. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed June 17, 2016 (File No. 001-33767) and incorporated by reference)

Exhibit Number	Exhibit Description
10.27	Stipulation and Agreement of Settlement dated June 15, 2016 by and between Gregg Kiken, Keith Foster, David Lorenzo and Charles Hickman (collectively “Lead Plaintiffs”), on behalf of themselves and the Settlement Class and Lumber Liquidators Holdings, Inc. and defendants Thomas D. Sullivan, Robert M. Lynch, Daniel E. Terrell and William K. Schlegel (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed July 12, 2016 (File No. 001-33767) and incorporated by reference)
10.28	Stipulation of Settlement dated July 18, 2016, by and between Lead Plaintiff Amalgamated Bank, as Trustee for the Longview 600 Small Cap Index Fund, plaintiff R. Andre Klein, plaintiff Phuc Doan, on behalf of themselves and derivatively on behalf of Lumber Liquidators Holdings, Inc., and defendants Thomas D. Sullivan, Douglas T. Moore, John M. Presley, Macon F. Brock, Jr., Peter B. Robinson, Martin F. Roper, Jimmie L. Wade, Nancy M. Taylor, Daniel E. Terrell, Carl R. Daniels, Robert M. Lynch, Jeffrey W. Griffiths, and William K. Schlegel, and nominal defendant Lumber Liquidators Holdings, Inc.(filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed July 22, 2016 (File No. 001-33767) and incorporated by reference)
10.29*	Option Award Agreement with John M. Presley, dated November 9, 2015 (filed as Exhibit 10.37 to the Company’s annual report on Form 10-K, filed on February 29, 2016 (File No. 001-33767), and incorporated by reference)
10.30*	Offer Letter Agreement with Carl R. Daniels, dated September 7, 2011 (filed as Exhibit 10.38 to the Company’s annual report on Form 10-K, filed on February 29, 2016 (File No. 001-33767), and incorporated by reference)
10.31*	Executive Employment Agreement with John M. Presley (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed February 29, 2016 (File No. 001-33767) and incorporated by reference)
10.32*	Offer Letter Agreement with Dennis R. Knowles, dated February 23, 2016 (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed February 29, 2016 (File No. 001-33767) and incorporated by reference)
10.33*	Amendment, dated November 7, 2016, to Offer Letter, dated as of February 23, 2016, between Lumber Liquidators Holdings, Inc. and Dennis R. Knowles (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed November 7, 2016 (File No. 001-33767) and incorporated by reference)
10.34*	Offer Letter Agreement with Martin D. Agard, dated August 31, 2016 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed September 9, 2016 (File No. 001-33767) and incorporated by reference)
10.35*	Offer Letter Agreement with Timothy J. Mulvaney, dated March 22, 2017 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed May 26, 2017 (File No. 001-33767) and incorporated by reference)
10.36*	Offer Letter Agreement with Michael L. Reeves, dated June 16, 2017
21.1	Subsidiaries of Lumber Liquidators Holdings, Inc.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002

Exhibit Number	Exhibit Description
101	The following financial statements from the Company’s Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements

*	Indicates a management contract or compensation plan, contract or agreement.