Form 10-Q
period 2018-03-31
Lumber Liquidators Holdings, Inc.
filed 2018-05-01
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 26, 2018, there are 28,542,202 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2018

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	March 31,	December 31,
	2018	2017
Assets
Current Assets:
Cash and Cash Equivalents	$12,606	$19,938
Merchandise Inventories	273,411	262,280
Prepaid Expenses	10,028	9,108
Other Current Assets	9,459	6,670
Total Current Assets	305,504	297,996
Property and Equipment, net	98,894	100,491
Goodwill	9,693	9,693
Other Assets	2,566	2,615
Total Assets	$416,657	$410,795

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$60,701	$67,676
Customer Deposits and Store Credits	43,493	38,546
Accrued Compensation	7,710	12,101
Sales and Income Tax Liabilities	5,499	4,273
Accrual for Multidistrict Litigation ("MDL") and Related Other Matters	37,193	36,960
Other Current Liabilities	20,061	18,605
Total Current Liabilities	174,657	178,161
Other Long-Term Liabilities	19,674	19,787
Revolving Credit Facility	26,000	15,000
Total Liabilities	220,331	212,948

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 31,470 and 31,397 shares issued and 28,540 and 28,490 shares outstanding, respectively)	31	31
Treasury Stock, at cost (2,930 and 2,907 shares, respectively)	(141,439)	(140,875)
Additional Paid-in Capital	209,676	208,629
Retained Earnings	129,242	131,214
Accumulated Other Comprehensive Loss	(1,184)	(1,152)
Total Stockholders’ Equity	196,326	197,847
Total Liabilities and Stockholders’ Equity	$416,657	$410,795

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017

Net Sales	$261,772	$248,389
Cost of Sales	166,800	161,590
Gross Profit	94,972	86,799
Selling, General and Administrative Expenses	96,418	112,214
Operating Loss	(1,446)	(25,415)
Other Expense	321	512
Loss Before Income Taxes	(1,767)	(25,927)
Income Tax Expense	205	445
Net Loss	$(1,972)	$(26,372)
Net Loss per Common Share—Basic	$(0.07)	$(0.93)
Net Loss per Common Share—Diluted	$(0.07)	$(0.93)
Weighted Average Common Shares Outstanding:
Basic	28,508	28,292
Diluted	28,508	28,292

See accompanying notes to condensed consolidated financial statements

4

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2018	2017

Net Loss	$(1,972)	$(26,372)
Other Comprehensive (Loss) Income
Foreign Currency Translation Adjustments	(32)	32
Total Other Comprehensive (Loss) Income	(32)	32
Comprehensive Loss	$(2,004)	$(26,340)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(1,972)	$(26,372)
Adjustments to Reconcile Net Loss:
Depreciation and Amortization	4,723	4,335
Stock-based Compensation Expense	858	1,259
Loss on Disposal of Fixed Assets	7	—
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(14,483)	(298)
Accounts Payable	(7,079)	(32,032)
Customer Deposits and Store Credits	5,062	9,587
Prepaid Expenses and Other Current Assets	(1,090)	733
Accrual for MDL and Related Other Matters	250	18,000
Other Assets and Liabilities	(1,157)	(4,971)
Net Cash Used in Operating Activities	(14,881)	(29,759)
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(3,048)	(2,502)
Other Investing Activities	6	—
Net Cash Used in Investing Activities	(3,042)	(2,502)
Cash Flows from Financing Activities:
Borrowings on Revolving Credit Facility	15,000	35,000
Payments on Revolving Credit Facility	(4,000)	(3,000)
Payments on Capital Lease Obligations	—	(114)
Payments on Financed Insurance Obligations	(367)	—
Other Financing Activities	(524)	444
Net Cash Provided by Financing Activities	10,109	32,330
Effect of Exchange Rates on Cash and Cash Equivalents	482	631
Net (Decrease) Increase in Cash and Cash Equivalents	(7,332)	700
Cash and Cash Equivalents, Beginning of Period	19,938	10,271
Cash and Cash Equivalents, End of Period	$12,606	$10,971

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

Note 1.	Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, resilient vinyl and wood-look ceramic tile flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. The Company also provides in-home delivery and installation services to certain of its customers. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of store locations in primary or secondary metropolitan areas. As of March 31, 2018, the Company’s 398 stores spanned 46 states in the United States (“U.S.”) and included eight stores in Canada. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through its call center in Toano, Virginia, its website, www.lumberliquidators.com, and catalogs published from time-to-time. The Company finishes the majority of the Bellawood products on its finishing lines in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.”

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2017.

The condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Results of operations for the three months ended March 31, 2018 are not necessarily indicative of future results to be expected for the full year due to a number of factors, including seasonality.

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

Merchandise Inventories

The Company values merchandise inventories at the lower of merchandise cost or net realizable value. The Company periodically reviews the carrying value of items in inventory and records a lower of cost or net realizable value adjustment when there is evidence that the utility of inventory will be less than its cost. In determining market value, the Company makes judgments and estimates as to the market value of its products, based on factors such as historical results and current sales trends. Although the Company believes its products are appropriately valued as of the balance sheet date, there can be no assurance that future events or changes in key assumptions would not significantly impact their value.

Recognition of Net Sales

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“Topic 606”), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and when control of those goods and services has passed to the customer. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. However, because adoption of the standard did not change the timing or amount of the Company’s recognition of revenue and because the Company does not recognize revenues for partial contracts, there was no adjustment to retained earnings needed as part of the adoption of the new standard.

The Company generates revenues primarily by retailing merchandise in the form of hardwood and wood-look flooring and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Sales occur through a network of 398 stores spanning 46 states including eight stores in Canada. In addition, both the merchandise and services can be ordered through a call center and from the Company’s website, www.lumberliquidators.com. The Company’s agreements with its customers are of short duration (less than a year) and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

Revenue is based on consideration specified in a contract with a customer, and excludes any sales incentives from vendors and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer or performing service for a customer. Revenues from installation and freight services are recognized when the delivery is made or the installation is complete, which approximates the recognition of revenue over time due to the short duration of service provided. The price of the Company’s merchandise and services are specified in the contract and detailed on the invoice agreed to with the customer including any discounts. The Company generally requires customers to pay a deposit, equal to approximately half of the retail sales value, when ordering merchandise not regularly carried in a given location or not currently in stock. In addition, the Company generally does not extend credit to its customers with payment due in full at the time the customer takes possession of merchandise or when the service is provided. Customer payments and deposits received in advance of the customer taking possession of the merchandise or receiving the services are recorded as deferred revenues in the accompanying condensed consolidated balance sheet caption Customer Deposits and Store Credits. The following table shows the activity in this account during the period:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Customer Deposits and Store Credits, Beginning Balance	$(38,546)	$(32,639)
New Deposits	(285,522)	(277,279)
Recognition of Revenue	261,772	248,389
Sales Tax included in Customer Deposits	16,605	16,199
Other	2,198	3,203
Customer Deposits and Store Credits, Ending Balance	$(43,493)	$(42,127)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 30 days. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels, and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company previously recognized revenue in full, recorded an allowance for expected returns (contra-revenue), and recorded a separate refund liability for expected returns. The Company reduces revenue by the amount of expected returns and records it within accrued expenses and other on the condensed consolidated balance sheet. The Company continues to estimate the amount of returns based on the historical data. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the Other Current Assets caption of the accompanying condensed consolidated balance sheet. This amount was $1.2 million at March 31, 2018. The Company recognizes sales commissions as incurred since the amortization period is less than one year. The Company offers a range of limited warranties for the durability of the finish on its prefinished products. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations. Warranty costs are recorded in cost of sales. These costs are included in Selling, General, and Administrative Expenses on the condensed consolidated statements of operations.

In total, we offer hundreds of different flooring products; however, no single flooring product represented a significant portion of our sales mix. By major product category, our sales mix was as follows:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017

Solid and Engineered Hardwood, Bamboo and Cork	$96,684	37%	$109,054	44%
Manufactured Products[1]	90,929	35%	72,901	29%
Moldings and Accessories and Other	48,896	19%	49,043	20%
Installation and Delivery Services	25,263	9%	17,391	7%
Total	$261,772	100%	$248,389	100%

1 Includes laminate, vinyl, engineered vinyl plank and wood-look ceramic tile.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), which creates ASC Topic 842, Leases, and supersedes the lease accounting requirements in Topic 840, Leases. In summary, Topic 842 requires organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in ASU 2016-02 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Therefore, the new standard will become effective for the Company at the beginning of its 2019 fiscal year. The Company is currently assessing the impact of implementing the new guidance on its consolidated financial statements including educating employees of the breadth of the new standard, evaluating software solutions to track leases, identifying all leases including reviewing contracts for potential embedded leases. The Company is monitoring the FASB’s recent deliberations surrounding a simplified transition approach and is evaluating the practical expedients provided by that approach as well as those already included the standard. When implemented, the standard is expected to have a material impact as operating leases will be recognized on the Company’s consolidated balance sheet.

Note 3.	Stockholders’ Equity

Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2018	2017
Net Loss	$(1,972)	$(26,372)
Weighted Average Common Shares Outstanding—Basic	28,508	28,292
Effect of Dilutive Securities:
Common Stock Equivalents	—	—
Weighted Average Common Shares Outstanding—Diluted	28,508	28,292
Net Loss per Common Share—Basic	$(0.07)	$(0.93)
Net Loss per Common Share—Diluted	$(0.07)	$(0.93)

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Stock Options	688	769
Restricted Shares	347	469

Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to $150 million of the Company’s common stock. At March 31, 2018, the Company had approximately $14.7 million remaining under this authorization. The Company has not repurchased any shares of its common stock under this program in more than three years.

Note 4.	Stock-Based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

	Stock Options	Restricted Stock Awards
Options Outstanding/Nonvested RSAs, December 31, 2017	690	480
Granted	77	174
Options Exercised/RSAs Released	(3)	(70)
Forfeited	(25)	(21)
Options Outstanding/Nonvested RSAs, March 31, 2018	739	563

During the three months ended March 31, 2018, the Company granted 30,887 shares of performance-based restricted stock awards, vesting over three-year period, with a grant date fair value of approximately $0.7 million to certain members of senior management in connection with the achievement of specific key financial metrics. The number of awards that will ultimately vest is contingent upon the achievement of these key financial metrics by the end of year two. Once these amounts have been determined, half of the shares will vest at the end of year two and the remaining half will vest at the end of year three. These awards are included above in Restricted Stock Awards Granted.

Note 5.	Income Taxes

The Company has a full valuation allowance recorded against its net deferred tax assets which effectively offsets its federal taxes at the statutory rate of 21%. However, it does record tax expense each period for income taxes incurred in certain state and foreign jurisdictions. For the three months ended March 31, 2018 and 2017, the resulting effective tax rate was (11.6)% and (1.7)%, respectively.

The Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from 35% to 21% and eliminated the 20-year limit on the carryforward of losses, and resulted in the Company remeasuring its existing deferred tax balances in 2017. In addition, generally beginning in 2018, the Tax Act alters the deductibility of certain items (e.g., certain compensation, interest, entertainment expenses), and allows qualifying capital expenditures to be deducted fully in the year of purchase. As of March 31, 2018, the Company has completed an initial analysis of the tax effects of the Tax Act but continues to monitor developments by federal and state rulemaking authorities regarding implementation of the Act. The Company has made reasonable estimates of the effects of the Tax Act on its deferred tax balances based on current information, but may need to adjust as new guidance becomes available.

The Company intends to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of any reduction in the Company’s valuation allowance are unknown at this time and will be subject to the earnings level it achieves in future periods.

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. During 2017, the Internal Revenue Service completed audits of the Company’s income tax returns through 2016.

Note 6.	Commitments and Contingencies

Governmental Investigations

In 2015 and early 2016, the Company received subpoenas issued in connection with a criminal investigation being conducted by the U.S. Department of Justice (the “DOJ”) and the SEC. Based on the subpoenas and the Company’s discussions to date, the Company believes the focus of both investigations primarily relates to compliance with disclosure, financial reporting and trading requirements under the federal securities laws since 2011. The Company is fully cooperating with the investigations and continues to produce documents and other information responsive to the subpoenas and other requests received from the parties. Given that the investigations are still ongoing and that no civil or criminal claims have been brought to date, the Company cannot predict the outcome of the investigations, the timing of the ultimate resolution of these matters, or reasonably estimate the possible range of loss, if any, that may result from these matters. Accordingly, no accruals have been made with respect to these matters. Any action by the DOJ or SEC with respect to these matters could include civil or criminal proceedings and could involve fines, damage awards, regulatory consequences or other sanctions which could have a material adverse effect, individually or collectively, on the Company’s liquidity, financial condition or results of operations.

Litigation Relating to Chinese Laminates

On March 15, 2018, the Company entered into a settlement agreement with the lead plaintiffs in the MDL (as defined in Part II – Item 1) and Abrasion MDL(as defined in Part II – Item 1), cases more fully described in the Company’s 2017 Annual Report on Form 10-K. Under the terms of the settlement agreement, which are consistent with the terms set forth in a previously disclosed memorandum of understanding, the Company has agreed to contribute $22 million in cash and provide $14 million in store-credit vouchers for an aggregate settlement of $36 million to settle all claims brought on behalf of purchasers of Chinese-made laminate flooring sold by the Company between January 1, 2009 and May 31, 2015. The Company may fund the $22 million through a combination of cash and/or common stock. The settlement agreement is subject to certain contingencies, including court approvals. There can be no assurance that the settlement agreement will be approved or as to the ultimate outcome of the litigation. If a final, court-approved settlement is not reached, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, class certification and success on the merits. The Company does not believe it has insurance coverage with respect to the MDL or the Abrasion MDL. The $36 million aggregate settlement amount was accrued in 2017.

In addition to those purchasers who elect to opt out of the above settlement (the “Opt Outs”) and the Steele class action lawsuit, more fully described in the Company’s 2017 Annual Report on Form 10-K, which is a similar case to the MDL in Canada, there are a number of individual claims and lawsuits alleging (i) damages due to excessive formaldehyde emissions, including personal injury claims, and (ii) damages similar to those in the Abrasion MDL (collectively, the “Other Matters”). Certain of these Other Matters were settled in the first quarter of 2018, while some are in advanced stages of settlement negotiations. The Company recognized a $1 million charge during the fourth quarter of 2017 and a $250 thousand charge in the first quarter of 2018 for these matters. For the remaining Other Matters, while the Company believes that a further loss associated with the Opt Outs, Other Matters and the Steele class action lawsuit is reasonably possible, the Company is unable to reasonably estimate the amount or range of possible loss. Any such losses could potentially have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity.

The Company has determined that probable losses have been incurred and has recognized charges to earnings within selling general and administrative expense during 2017 and the first quarter of 2018. If the court does not approve the settlement agreement or if the Company incurs losses with the respect to the Opt Outs, Steele and Other Matters, the ultimate resolution of these actions could still have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.

Gold Matter

Beginning in 2014, Dana Gold (“Gold”) filed a purported class action lawsuit alleging that certain bamboo flooring that the Company sells (the “Strand Bamboo Product”) is defective (the “Gold matter”). On February 13, 2015, Gold filed an amended complaint that added three additional plaintiffs (collectively with Gold, “Gold Plaintiffs”). Gold Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, Gold Plaintiffs seek a declaration that the Company’s actions violate the law and that it is financially responsible for notifying all purported class members, injunctive relief requiring the Company to replace and/or repair all of the Strand Bamboo Product installed in structures owned by the purported class members, and a declaration that the Company must disgorge, for the benefit of the purported classes, all or part of the profits received from the sale of the allegedly defective Strand Bamboo Product and/or to make full restitution to Gold Plaintiffs and the purported class members. The trial is currently scheduled to begin in February 2019.

In addition, there are a number of other claims and lawsuits alleging damages similar to those in the Gold matter. The Company disputes these and Gold Plaintiffs’ claims and intends to defend such matters vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for success on the merits, the Company is unable to estimate the amount of loss, or range of possible loss, at this time that may result from this action. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity.

Employee Classification Matters

In the second half of 2017, certain former and current store managers, store managers in training, and similarly situated current and former employees holding comparable positions but different titles (collectively, the “SM Plaintiffs”) filed purported class action lawsuits in New York and California on behalf of all current and former store managers, store managers in training and similarly situated current and former employees holding comparable positions but different titles (collectively, the “SM Employees”), in both cases alleging that the Company violated the Fair Labor Standards Act and certain state laws by classifying the SM Employees as exempt. In both cases the SM Plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, the SM Plaintiffs seek class certification, unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages. The Company disputes the SM Plaintiffs’ claims and intends to defend both matters vigorously. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company is unable to estimate the amount of loss, or range of possible loss, at this time that may result from these actions and therefore no accrual has been made related to either of them. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity.

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to companies importing multilayered wood flooring from Chinese suppliers subject to the AD and CVD orders. The Company’s multilayered wood flooring imports from China accounted for approximately 8% and 7% of its flooring purchases in 2017 and 2016, respectively. The Company’s consistent view through the course of this matter has been, and remains, that its imports are neither dumped nor subsidized. As such, it has appealed the original imposition of AD and CVD fees.

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

Results by period for the Company are shown below. The column labeled ‘March 31, 2018 Receivable/Liability Balance’ represents the amount the Company would receive or pay as the result of subsequent adjustment to rates whether due to finalization by DOC or because of action of a court based on appeals by various parties. It does not include any amounts paid for AD or CVD in the current period at the in-effect rate at that time.

Review Period	Period Covered	Rates at which Company Deposited	Final Rate	March 31, 2018 Receivable/Liability Balance
		Antidumping
1	May 2011 through November 2012	6.78% and 3.3%	5.92%	$0.8 million liability[1]
2	December 2012 through November 2013	3.30%	13.74%	$4.1 million liability
3	December 2013 through November 2014	3.3% and 5.92%	17.37%	$5.5 million liability
4	December 2014 through November 2015	5.92% and 13.74%	0.0%	$2.1 million receivable
5	December 2015 through November 2016	5.92%, 13.74%, and 17.37%	Pending but preliminary determination was 0.0%	NA
6	December 2016 through November 2017	17.37% and 0.0%	Pending	NA
7	December 2017 through November 2018	0.0%	Pending	NA

		Countervailing
1&2	April 2011 through December 2012	1.50%	0.83% / 0.99%	$0.2 million receivable
3	January 2013 through December 2013	1.50%	1.38%	$.05 million receivable
4	January 2014 through December 2014	1.50% and 0.83%	1.06%	$.02 million receivable
5	January 2015 through December 2015	0.83% and 0.99%	Pending but preliminary determination was 0.89%	NA
6	January 2016 through December 2016	0.99% and 1.38%	Pending	NA
7	January 2017 through December 2017	1.38% and 1.06%	Pending	NA
8	January 2018 through December 2018	1.06%	Pending	NA

1 DOC has recommended reducing the rate for the first annual review period to 0.73% (from 5.92%) through remand. The court had not yet accepted this recommendation as of March 31, 2018. Should this rate hold through the appeal process, Lumber Liquidators would reverse the $0.8 million liability and record a receivable.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact on us of any of the following:

•	government investigations and related legal proceedings;
•	other current and former legal proceedings;
•	obligations under various settlement agreements and other compliance matters;
•	impact of liquidity in the settlement of legal proceedings;
•	new laws and regulations;
•	impact of the Tax Act;
•	the inability to open new stores;
•	capital expenditures;
•	managing growth;
•	increased transportation costs;
•	damage to our assets;
•	operating stores in Canada and an office in China;
•	managing third-party installers;
•	renewing leases;
•	having sufficient suppliers;
•	our, and our suppliers’, compliance with complex and evolving rules, regulations, and laws at the federal, state, and local level;
•	product liability claims;
•	obtaining products from abroad, including effects of antidumping and countervailing duties, as well as other governmental measures aimed at balancing trade;
•	availability of suitable hardwood;
•	changes in economic conditions, both domestic and abroad;
•	sufficient insurance coverage;
•	access to capital;
•	handling of confidential customer information;
•	management information systems disruptions;
•	alternative e-commerce offerings;
•	our advertising strategy;
•	anticipating consumer trends;
•	competition;
•	internal controls;
•	impact of changes in accounting guidance;
•	stock price volatility; and
•	anti-takeover provisions.

Information regarding these and other additional risks and uncertainties is contained in the Company’s other reports filed with the SEC, including the Item 1A, “Risk Factors,” section of the Form 10-K for the year ended December 31, 2017.

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2017.

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America, offering a complete purchasing solution across an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, resilient vinyl, engineered vinyl plank, bamboo, engineered bamboo, cork and wood-look tile. At March 31, 2018, we sold our products through 398 Lumber Liquidators stores in 46 states in the United States and in Canada, a call center, websites and catalogs.

We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality flooring products. With a balance of price, selection, quality, availability and service, we believe our value proposition is the most complete within a highly fragmented hardwood flooring market. The foundation for our value proposition is strengthened by our unique store model, the industry expertise of our people, our singular focus on hard-surface flooring, and our expansion of our advertising reach and frequency.

To supplement the financial measures prepared in accordance with GAAP, we use the following non-GAAP financial measures: (i) Adjusted SG&A; (ii) Adjusted SG&A as a percentage of sales; and (iii) Adjusted Operating Income (Loss). The non-GAAP financial measures should be viewed in addition to, and not in lieu of, financial measures calculated in accordance with GAAP. These supplemental measures may vary from, and may not be comparable to, similarly titled measures by other companies.

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

Executive Summary

We continue to focus on several key initiatives related to our core business that we believe will strengthen our sales and operating margin and provide an improved shopping experience to our customers. These are:

•	Improve operational effectiveness: We have a series of initiatives across each function of the Company aimed at continuous improvement in service, assortment, and value. In merchandising, we are focusing on price point adjacencies to ensure easier, more relevant step-up choices for our customers, along with life-cycle management to reduce obsolescence. In marketing, we are fine tuning our advertising and web messages to drive leverage. In logistics, we are integrating our freight forwarder with our purchase order system to ensure compliance and improve visibility to inventory.

•	Enhance the customer experience: We continue to believe our store model provides a competitive advantage by allowing our associates to assist customers throughout the buying process, from product selection to installation. We implemented a series of initiatives to improve how the customer interacts with our brand at various touch points. It includes improved integration of our online and in-store environments, with greater envisioning functionality and other project management tools. It also includes the expansion of our store stocking strategy.

•	Responsible, compliant sourcing activities: We are committed to ensuring our compliance programs are operationalized, including our commitment to meeting certain industry certifications on our products. We are also strengthening our vendor relationships and improving the ways we interface with them. These programs enable us to confidently source products on a global basis and support our ability to innovate and improve margins.

•	Expand our business to better serve our customers: We serve three key segments – our established do-it-yourself customer, the growing do-it-for-me customer, and the professional installer. This initiative includes additional enhancements of our installation program through further integration into the sales process and tactical support by dedicated customer care representatives. With installation services now available in virtually all our stores, we can advertise nationally and scale the people and systems infrastructure. This initiative also includes further enhancements to our value proposition for the Pro, including opportunities to introduce Pro-requested assortment items, and service and convenience upgrades. We are also expanding our store network and intend to open 20-25 new stores in 2018.

Net sales for the first quarter of 2018 increased $13.4 million, or 5.4%, to $261.8 million from $248.4 million in the first quarter of 2017. Net sales in comparable stores increased $7.3 million, or 2.9%, that consisted of merchandise sales growth of 0.2% and installation services sales growth of 47%. Net sales in non-comparable stores increased $6.1 million. We opened five new stores in the first quarter.

Gross profit increased $8.2 million in the first quarter of 2018 to $95 million from $86.8 million in the comparable period in 2017. Gross margin increased to 36.3% in the first quarter of 2018 from 34.9% in the first quarter of 2017, primarily driven by improved mix of higher-margin manufactured products, partially offset by higher transportation costs.

SG&A expenses decreased 14.1% in the first quarter of 2018 to $96.4 million from $112.2 million in the comparable period in 2017, due to the absence of the prior year’s $18 million accrual in connection with the MDL and Abrasion MDL. Excluding that and other legacy legal expenses from both periods, Adjusted SG&A (a non-GAAP measure) increased $1.3 million, or 1.4%, primarily as a result of modest increases in occupancy, depreciation and legal and professional fees, while advertising was essentially flat to last year.

Operating loss for the three months ended March 31, 2018 was $1.4 million compared to an operating loss of $25.4 million in the comparable period in 2017. Operating loss as a percent of net sales was (0.5)% and (10.2)% for the three months ended March 31, 2018 and 2017, respectively. Net loss for the three months ended March 31, 2018 was $2 million, or $0.07 per diluted share, compared to a net loss of $26.4 million, or $0.93 per diluted share, for the three months ended March 31, 2017. Net loss for the three months ended March 31, 2018 was reduced from the same period in the prior year due to revenue growth, gross margin expansion and decreases in SG&A expenses, primarily due to the to the absence of the prior year’s $18 million accrual in connection with the MDL and Abrasion MDL.

At March 31, 2018, we had $129.4 million in liquidity, comprised of $12.6 million of cash and cash equivalents and availability under our revolving credit facility (including certain limitations) of $116.8 million. We had $26 million outstanding on our revolving credit facility at March 31, 2018, which increased from the $15 million that was outstanding at December 31, 2017 but is down from the $72 million that was outstanding as March 31, 2017. We opened five new stores in the first quarter of 2018, bringing our total store count to 398 as of March 31, 2018.

Results of Operations

We believe the selected sales data, the percentage relationship between net sales and major categories in the consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Improvement
	% of Net Sales		(Decline) in
	Three Months Ended March 31,		Dollar Amounts
	2018	2017	2018 vs. 2017
Net Sales	100.0%	100.0%	5.4%
Gross Profit	36.3%	34.9%	9.4%
Selling, General, and Administrative Expenses	36.8%	45.1%	14.1%
Operating Loss	(0.5)%	(10.2)%	94.3%
Other Expense	0.1%	0.2%	37.3%
Loss Before Income Taxes	(0.6)%	(10.4)%	93.2%
Provision (Benefit) for Income Taxes	0.1%	0.2%	-53.8%
Net Loss	(0.7)%	(10.6)%	92.5%

	Three Months Ended
	March 31,
Other Selected Data	2018	2017
Average Sale[1]	4.7%	4.8%
Average Retail Price per Unit Sold[2]	(0.8)%	(0.4)%
Comparable Store Sales Increase (Decrease) (%)

Number of Stores Open, end of period	398	385
Number of Stores Opened in Period	5	2
Number of Stores Relocated in Period[3]	—	—

Comparable Stores[4]:
Net Sales	2.9%	4.7%
Customers Invoiced[5]	(1.8)%	(0.1)%
Net Sales of Stores Operating for 13 to 36 months	6.5%	7.1%
Net Sales of Stores Operating for more than 36 months	2.7%	4.5%
Net Sales in Markets with all Stores Comparable (no cannibalization)	3.3%	5.5%

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

3 A relocated store remains a comparable store as long as it is relocated within the primary trade area.

4 A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.

5 Change in number of customers invoiced is calculated by applying the average sale to total net sales at comparable stores.

Net Sales

Net sales for the first quarter of 2018 increased $13.4 million, or 5.4%, from the comparable period in 2017 as net sales in comparable stores increased $7.3 million, or 2.9%, and the net sales in non-comparable stores increased $6.1 million. The growth in comparable store sales consisted of a 0.2% growth in merchandise sales, and 47% growth in installation sales within our comparable stores which accounted for roughly 8% of total sales in the first quarter of 2018 compared to approximately 6% of total sales in the first quarter 2017. Installation services revenue growth is expected to be less pronounced each quarter of 2018 as the nationwide rollout was completed by the end of 2017.

Comparable store net sales growth reflected a combination of an increase in average sale of 4.7%, which was partially offset by a decrease of 1.8% in the number of customers invoiced. The 4.7% increase in overall average sale was driven by the increased attachment of installation services, including the nationwide rollout of our installation program after market penetration into California and Florida in the fourth quarter of 2017, and growth in our product categories, particularly as it relates to our sales of our engineered vinyl plank products. We believe the 1.8% decline in the number of customers invoiced was primarily attributable to harsh winter weather, as traffic in our northern stores declined by mid-single digits while stores in the rest of the country were comparable year over year.

Gross Profit

Gross profit increased $8.2 million in the first quarter of 2018 to $95 million from $86.8 million in the comparable period in 2017. Gross margin increased to 36.3% in the first quarter of 2018 from 34.9% in the first quarter of 2017. This improvement was primarily driven by increased sales and the higher mix of manufactured products, specifically, engineered vinyl plank, that carry higher gross margins than some of our other product categories. These factors were partially offset by transportation costs primarily related to rising fuel prices. There were no unusual items impacting gross margin with comparisons to the prior-year periods for the three months ended March 31, 2018 and 2017, respectively.

Selling, General and Administrative Expenses

SG&A expenses decreased 14.1% in the first quarter of 2018 to $96.4 million from $112.2 million in the comparable period in 2017. The $15.8 million decrease in SG&A was primarily attributable to the absence of the prior year’s $18 million accrual in connection with the MDL and Abrasion MDL that was recorded in the three months ended March 31, 2017 and incremental legal and professional fees of approximately $3.1 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively. These items are shown in the table below. Excluding these items from both periods, Adjusted SG&A (a non-GAAP measure) increased by $1.3 million in the three months ended March 31, 2018 as compared to the year ago period, primarily driven by modest increases in occupancy, depreciation and legal and professional fees while advertising was essentially flat to last year.

We believe that each of these items can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended March 31,
	2018		2017
	$	% of Sales	$	% of Sales
	(dollars in thousands)
SG&A, as reported (GAAP)	$96,418	36.8%	$112,214	45.1%

Accrual for MDL and Related Other Matters [1]	250	0.1%	18,000	7.2%
Legal and Professional Fees [2]	3,067	1.2%	2,408	1.0%
Sub-Total Items above	3,317	1.3%	20,408	8.2%

Adjusted SG&A, (a non-GAAP measure)	$93,101	35.5%	$91,806	36.9%

1 This amount represents the charge to earnings in 2017 related to the MDL and Abrasion MDL settlements and charges for certain cases related to the MDL in 2018, which is described more fully in Note 6 to the condensed consolidated financial statements.

2 Represents charges to earnings related to our defense of certain significant legal actions during the period. This does not include all legal costs incurred by the Company.

Operating Loss and Operating Margin

Operating loss for the three months ended March 31, 2018 was $1.4 million compared to an operating loss of $25.4 million in the comparable period in 2017. Operating loss as a percent of net sales was (0.5)% for the three months ended March 31, 2018 compared to (10.2)% for the three months ended March 31, 2017. Excluding the items shown below, Adjusted Operating Income (a non-GAAP measure) was $1.9 million for the three months ended March 31, 2018 compared to an Adjusted Operating Loss (a non-GAAP measure) of $5 million for the three months ended March 31, 2017. The improvement was driven by revenue growth and improved gross margin.

We believe that each of these items can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Operating Loss, as reported (GAAP)	$(1,446)	$(25,415)

SG&A Items:
Accrual for MDL and Related Other Matters [1]	250	18,000
Legal and Professional Fees [2]	3,067	2,408
SG&A Subtotal	3,317	20,408

Adjusted Operating Income (Loss) (a non-GAAP measure)	$1,871	$(5,007)

1,2, See the SG&A section above for more detailed explanations of these individual items.

Provision for Income Taxes

We have a full valuation allowance recorded against our net deferred tax assets which effectively offsets our federal taxes at the statutory rate of 21%. However, we record as tax expense each period for income taxes incurred in certain state and foreign jurisdictions. For the three months ended March 31, 2018 and 2017, the resulting effective tax rate was (11.6)% and (1.7)%, respectively.

The Tax Act was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from 35% to 21% and eliminated the 20-year limit on the carryforward of losses, and resulted in the Company remeasuring our existing deferred tax balances in 2017. In addition, generally beginning in 2018, the Tax Act alters the deductibility of certain items (e.g., certain compensation, interest, entertainment expenses), and allows qualifying capital expenditures to be deducted fully in the year of purchase. As of March 31, 2018, we have completed an initial analysis of the tax effects of the Tax Act but continue to monitor developments by federal and state rulemaking authorities regarding implementation of the Act. We have made reasonable estimates of the effects of the Tax Act on our deferred tax balances based on current information, but may need to adjust as new guidance becomes available.

We intend to maintain a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of any reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve in future periods.

We file income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. During 2017, the Internal Revenue Service completed audits of our income tax returns through 2016.

Diluted Earnings per Share

Net loss for the three months ended March 31, 2018 was $2 million, or $0.07 per diluted share, compared to a net loss of $26.4 million, or $0.93 per diluted share, for the three months ended March 31, 2017.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. We periodically use excess cash flow to repurchase shares of our common stock under our stock repurchase program, however, our share repurchase plan is indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. Our principal sources of liquidity at March 31, 2018 were cash and cash equivalents of $12.6 million and availability under our revolving credit facility. The outstanding balance of our revolving credit facility was $26 million at March 31, 2018, which left availability under the facility of $116.8 million (including certain limitations). As of March 31, 2018, our revolving credit facility carried an interest rate of 3.375%. We believe that cash flow from operations, together with existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months.

In 2018, we expect capital expenditures to total between $15 million and $20 million, but we will continue to assess and adjust our level of capital expenditures based on changing circumstances. Included in our capital expenditures estimate, is the funding to open 20 to 25 stores in 2018 and to remodel and/or relocate some existing stores while continuing to focus on our current store base. We currently expect to fund the cash portion of the MDL obligation of $22 million in the fourth quarter of 2018.

Cash and Cash Equivalents

During the first three months of 2018, cash and cash equivalents decreased $7.3 million to $12.6 million. The decrease of cash and cash equivalents was primarily due to $14.9 million of net cash used in operating activities, mainly reflecting the increase in inventory and reductions in accounts payable offset by increases in customer deposits. We also used $3 million for capital expenditures and generated $11 million in net borrowings under our revolving credit facility.

During the first three months of 2017, cash and cash equivalents increased $0.7 million to $11 million. The increase of cash and cash equivalents was primarily due to $32 million of net borrowings under the revolving credit facility, partially offset by $29.8 million of net cash used in operating activities, primarily reflecting the repayment of elevated accounts payables following the build in inventory during the fourth quarter of 2016, and $2.5 million used for capital expenditures.

Merchandise Inventories

Merchandise inventories at March 31, 2018 increased $11.1 million from December 31, 2017, as we built inventory heading into our key spring selling season. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of	As of	As of
	March 31, 2018	December 31, 2017	March 31, 2017
	(in thousands)
Inventory – Available for Sale	$243,173	$226,750	$277,645
Inventory – Inbound In-Transit	30,238	35,530	23,687
Total Merchandise Inventories	$273,411	$262,280	$301,332

Available Inventory Per Store	$611	$577	$721

Available inventory per store at March 31, 2018 was higher than December 31, 2017 primarily due to planning for the spring selling season. Available inventory per store was lower than at March 31, 2017 primarily as a result of our efforts to simplify our assortment, better manage working capital and ensure each store has the right mix of products available to meet customer demand. We expect inventory to be in the range of $275 million to $290 million through the balance of the year.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning.

Cash Flows

The following table summarizes our cash flow activities for the nine months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net Cash (used in) provided by:
Operating Activities	$(14,881)	$(29,759)
Investing Activities	(3,042)	(2,502)
Financing Activities	10,109	32,330
Effect of Exchange Rates	482	631
Total	$(7,332)	$700

Operating Activities. Net cash used in operating activities was $14.9 million and $29.8 million for the three months ended March 31, 2018 and 2017, respectively. Net cash in operating activities in the first three months of 2018 was negative primarily due to a $14.5 million increase in inventory purchases and a reduction in accounts payable of $7.1 million, which was the result of the build in inventory ahead of the spring selling season. These expenses were partially offset by increases in customer deposits and depreciation and amortization expenses. Net cash in operating activities in the first three months of 2017 decreased primarily due to a $32 million reduction in accounts payable which was the result of the build in inventory during the fourth quarter of 2016 ahead of the spring selling season.

Investing Activities. Net cash used in investing activities, primarily for capital expenditures, was $3 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively. Net cash used in capital expenditures in both the three month periods ended March 31, 2018 and 2017 were primarily related to new store openings and our information technology initiatives.

Financing Activities. Net cash provided by financing activities was $10.1 million and $32.3 million for the three months ended March 31, 2018 and 2017, respectively. Net cash provided by financial activities was primarily due to $11 million and $32 million of net borrowings on our revolving credit facility during the first quarter ended March 31, 2018 and 2017, respectively.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our Critical Accounting Policies and Estimates since our annual report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our revolving credit facility are exposed to interest rate risk due to the variable rate of the facility. As of March 31, 2018, we had $26 million outstanding under our revolving credit facility.

We currently do not engage in any interest rate hedging activity. However, in the future, in an effort to mitigate losses associated with interest rate risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Exchange Rate Risk.

Less than one percent of our revenue, expense and capital purchasing activities are transacted in currencies other than the U.S. dollar, including the Euro, Canadian dollar, Chinese yuan and Brazilian real.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Governmental Investigations

In March 2015, the Company received a grand jury subpoena issued in connection with a criminal investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia (the “U.S. Attorney”). In addition, on May 19, 2015, July 13, 2015 and March 11, 2016, the Company received subpoenas from the New York Regional Office of SEC in connection with an inquiry by the SEC staff. Based on the subpoenas and the Company’s discussions to date, the Company believes the focus of both investigations primarily relates to compliance with disclosure, financial reporting and trading requirements under the federal securities laws since 2011. The Company is fully cooperating with the investigations and continues to produce documents and other information responsive to the subpoenas and other requests received from the parties. Given that the investigations are still ongoing and that no civil or criminal claims have been brought to date, the Company cannot predict the outcome of the investigations, the timing of the ultimate resolution of these matters, or reasonably estimate the possible range of loss, if any, that may result from these matters. Accordingly, no accruals have been made with respect to these matters. Any action by the U.S. Attorney or the SEC with respect to these matters could include civil or criminal proceedings and could involve fines, damage awards, regulatory consequences or other sanctions which could have a material adverse effect, individually or collectively, on the Company’s liquidity, financial condition or results of operations.

Litigation Relating to Chinese Laminates

Formaldehyde-Related Cases

Beginning on or about March 3, 2015, numerous purported class action cases were filed in various U.S. federal district courts and state courts involving claims of excessive formaldehyde emissions from the Company’s flooring products (collectively, the “Products Liability Cases”). The plaintiffs in these various actions sought recovery under a variety of theories, which although not identical are generally similar, including negligence, breach of warranty, state consumer protection act violations, state unfair competition act violations, state deceptive trade practices act violations, false advertising, fraudulent concealment, negligent misrepresentation, failure to warn, unjust enrichment and similar claims. The purported classes consisted either or both of all U.S. consumers or state consumers that purchased the subject products in certain time periods. The plaintiffs sought various forms of declaratory and injunctive relief and damages, including restitution, actual, compensatory, consequential, and, in certain cases, punitive damages, and interest, costs, and attorneys’ fees incurred by the plaintiffs and other purported class members in connection with the alleged claims, and orders certifying the actions as class actions. Plaintiffs did not quantify damages sought from the Company in these class actions.

In a series of orders, the United States Judicial Panel on Multidistrict Litigation (the “MDL Panel”) transferred and consolidated the related federal class actions to the United States District Court for the Eastern District of Virginia (the “Virginia Court”). The Company continues to seek to have any newly filed cases transferred and consolidated in the Virginia Court. The consolidated case in the Virginia Court is captioned In re: Lumber Liquidators Chinese-Manufactured Flooring Products Marketing, Sales, Practices and Products Liability Litigation (the “MDL”).

Pursuant to a court order, plaintiffs filed a Representative Class Action Complaint in the Virginia Court on September 11, 2015. The complaint challenged the Company’s labeling of its flooring products and asserted claims under California, New York, Illinois, Florida and Texas law for fraudulent concealment, violation of consumer protection statutes, negligent misrepresentation and declaratory relief, as well as a claim for breach of implied warranty under California law. Thereafter, on September 18, 2015, plaintiffs filed an amended complaint in which they added implied warranty claims under New York, Illinois, Florida and Texas law, as well as a federal warranty claim. The Company has filed various motions and answers in response to the complaint, some of which are still pending in the Virginia Court.

Abrasion-Related Cases

On May 20, 2015, a purported class action was filed in the United States District Court for the Central District of California and two amended complaints were subsequently filed. In the Second Amended Complaint (“SAC”), the plaintiffs (collectively, the “Abad Abrasion Plaintiffs”) sought to certify a national class composed of “All Persons in the United States who purchased Defendant’s Dream Home brand laminate flooring products (the “Dream Home Product”) from Defendant for personal use in their homes,” or, in the alternative, 32 statewide classes from California, North Carolina, Texas, New Jersey, Florida, Nevada, Connecticut, Iowa, Minnesota, Nebraska, Georgia, Maryland, Massachusetts, New York, West Virginia, Kansas, Kentucky, Mississippi, Pennsylvania, South Carolina, Tennessee, Virginia, Washington, Maine, Michigan, Missouri, Ohio, Oklahoma, Wisconsin, Indiana, Illinois and Louisiana. The products that are the subject of these complaints are part of the same products at issue in the MDL. The SAC alleges violations of each of these states’ consumer protections statutes and the federal Magnuson-Moss Warranty Act, as well as breach of implied warranty and fraudulent concealment. The Abad Abrasion Plaintiffs did not quantify any alleged damages in the SAC but, in addition to attorneys’ fees and costs, sought an order certifying the action as a class action, an order adopting the Abad Abrasion Plaintiffs’ class definitions and finding that the Abad Abrasion Plaintiffs are their proper representatives, an order appointing their counsel as class counsel, injunctive relief prohibiting the Company from continuing to advertise and/or sell laminate flooring products with false abrasion class ratings, restitution of all monies it received from the Abad Abrasion Plaintiffs and class members, damages (actual, compensatory, and consequential) and punitive damages.

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

In a series of orders, the MDL Panel transferred and consolidated sixteen of the federal abrasion class actions to the Virginia Court. The Company will seek to have any additional related cases transferred and consolidated in the Virginia Court. The consolidated case in the Virginia Court is captioned In re: Lumber Liquidators Chinese-Manufactured Laminate Flooring Durability Marketing and Sales Practices Litigation (the “Abrasion MDL”).

The Virginia Court issued an initial pretrial order instructing all parties to undertake certain discovery and planning tasks and scheduled certain preliminary conferences. Pursuant to a court order, on February 27, 2017, the plaintiffs filed a Representative Class Action Complaint in the Virginia Court. The complaint challenged the durability of the Dream Home Product and asserted claims under Alabama, California, Nevada, New York and Virginia law for breach of warranty, fraudulent concealment, violation of the Magnuson-Moss Warranty Act, and violation of consumer protection statutes. The Company has filed various motions in response to the complaint, some of which are currently pending in the Virginia Court.

Steele Matter

In addition, on or about April 1, 2015, Sarah Steele (“Steele”) filed a purported class action lawsuit in the Ontario, Canada Superior Court of Justice against the Company. In the complaint, Steele’s allegations include strict liability, breach of implied warranty of fitness for a particular purpose, breach of implied warranty of merchantability, fraud by concealment, civil negligence, negligent misrepresentation, and breach of implied covenant of good faith and fair dealing. Steele did not quantify any alleged damages in her complaint but, in addition to attorneys’ fees and costs, Steele seeks compensatory damages, punitive, exemplary and aggravated damages, and statutory remedies related to the Company’s breach of various laws including the Sales of Goods Act, the Consumer Protection Act, the Competition Act, the Consumer Packaging and Labelling Act and the Canada Consumer Product Safety Act.

Estimated Liability Associated with Formaldehyde and Abrasion MDLs and the Steele Matter

In April 2017, the Company initiated settlement discussions to jointly settle the MDL and the Abrasion MDL. Subsequent to the mediation, on March 15, 2018, the Company entered into a settlement agreement with the lead plaintiffs in the MDL and the Abrasion MDL. Under the terms of the settlement agreement, which are consistent with the terms set forth in the previously disclosed memorandum of understanding, the Company has agreed to contribute $22 million in cash and provide $14 million in store-credit vouchers for an aggregate settlement amount of $36 million to settle all claims brought on behalf of purchasers of Chinese-made laminate flooring sold by the Company between January 1, 2009 and May 31, 2015. The Company may fund the $22 million through a combination of cash and/or common stock. The settlement agreement is subject to certain contingencies, including court approvals. There can be no assurance that the settlement agreement will be approved or as to the ultimate outcome of the litigation. If a final, court-approved settlement is not reached, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, class certification and success on the merits. The Company does not believe it has insurance coverage with respect to the MDL, the Abrasion MDL and Steele matters. The $36 million aggregate settlement amount was accrued in 2017.

In addition to those purchasers who elect to opt out of the above settlement (the “Opt Outs”) and the Steele matter, there are a number of individual claims and lawsuits alleging (i) damages due to excessive formaldehyde emissions, including personal injury claims, and (ii) damages similar to those in the Abrasion MDL (collectively, the “Other Matters”). Certain of these Other Matters were settled in the first quarter of 2018, while some are in advanced stages of settlement negotiations. The Company recognized a $1 million charge during the fourth quarter of 2017 and a $250 thousand charge in the first quarter of 2018 for these matters. For the remaining Other Matters, while the Company believes that a further loss associated with the Opt Outs, Other Matters and the Steele matter is reasonably possible, the Company is unable to reasonably estimate the amount or range of possible loss. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity.

The Company has determined that probable losses have been incurred and has recognized charges to earnings within selling general and administrative expense during 2017 and the first quarter of 2018. If the Virginia Court does not approve the settlement agreement or if the Company incurs losses with the respect to the Opt Outs, Steele and Other Matters, the ultimate resolution of these actions could still have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.

Gold Matter

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring that the Company sells is defective. On February 13, 2015, Gold filed an amended complaint that added three additional plaintiffs (collectively with Gold, “Gold Plaintiffs”). Gold Plaintiffs have filed amended complaints, which limited the complaint to the Company’s Morning Star Strand Bamboo flooring that the Company sells (the “Strand Bamboo Product”) and allege that the Company has engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Strand Bamboo Product and by concealing the Strand Bamboo Product’s defective nature. In the amended complaint, Gold Plaintiffs limited the purported class of individuals to those who are residents of California, Florida, Illinois, Minnesota, Pennsylvania, and West Virginia, respectively, and purchased the Strand Bamboo Product for personal, family, or household use. On February 2, 2018, Gold Plaintiffs filed another amended complaint substituting a new proposed Illinois class representative for the class representative previously dismissed by the Court. Gold Plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, Gold Plaintiffs seek a declaration that the Company’s actions violate the law and that it is financially responsible for notifying all purported class members, injunctive relief requiring the Company to replace and/or repair all of the Strand Bamboo Product installed in structures owned by the purported class members, and a declaration that the Company must disgorge, for the benefit of the purported classes, all or part of the profits received from the sale of the allegedly defective Strand Bamboo Product and/or to make full restitution to Gold Plaintiffs and the purported class members.

Fact discovery in the matter is now complete. The Gold Plaintiffs filed a motion for class certification seeking to certify state-wide classes for purchases of the Strand Bamboo Product in California, Florida, Illinois, Minnesota, Pennsylvania, and West Virginia. The Company filed an opposition to class certification and a motion to exclude the opinions of the Gold Plaintiffs’ experts. In November 2017, the court granted Gold Plaintiffs’ motion for class certification with respect to the six states, and granted in part and denied in part the Company’s motion to exclude Gold Plaintiffs’ expert witnesses. The Company has appealed the class certification decision to the United States Court of Appeals for the Ninth Circuit, but the request to appeal was denied. The Company’s previously filed motion to dismiss the non-California plaintiffs on jurisdictional grounds was denied. Trial is currently scheduled for February 25, 2019.

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

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to companies importing multilayered wood flooring from Chinese suppliers subject to the AD and CVD orders. The Company’s multilayered wood flooring imports from China accounted for approximately 8% and 7% of its flooring purchases in 2017 and 2016, respectively. The Company’s consistent view through the course of this matter has been, and remains, that its imports are neither dumped nor subsidized.

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

Following the issuance of the orders on December 8, 2011, a number of appeals were filed by several parties, including the Company, with the Court of International Trade (“CIT”) challenging, among other things, certain facts and methodologies that may impact the validity of the AD and CVD orders and the applicable rates. The Company participated in appeals of both the AD order and CVD order. On February 15, 2017, the Court of Appeals for the Federal Circuit (“CAFC”) vacated the CIT’s prior decision and remanded with instructions to the DOC to recalculate its AD rate. The CIT is currently evaluating the DOC’s recalculated rates and is expected to issue a decision in 2018. The Company is unable to determine the impact of the CAFC’s decision to vacate the initial determination of AD rates; however, the DOC’s recalculation could materially impact the Company’s previously recorded expense related to the AD rates in the original investigation and subsequent annual reviews discussed below. Because of the length of time for finalization of rates as well as appeals, any subsequent adjustment of CVD and AD rates typically flows through a period different from those in which the inventory was originally purchased and/or sold.

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

In February 2016, the DOC initiated the fourth annual review of AD and CVD rates, which followed a similar schedule as the preceding review. The AD review covered shipments from December 1, 2014 through November 30, 2015. The CVD review covered shipments from January 1, 2014 through December 31, 2014. In May 2017, the DOC issued the final CVD rate in the fourth review, which was a maximum of 1.45%, and, in June 2017, the final AD rate in the fourth review, which was a maximum of 0.00%. In October 2017, petitioners withdrew their CIT appeal of the AD rates. As a result, the CIT dismissed the case and the Company believes these rates are now final. The Company paid AD rates in excess of the final rates during the periods impacted by the fourth annual review in the amount of $2.5 million and recorded a benefit in cost of sales with a corresponding receivable. After collecting part of that receivable, as of December 31, 2017, the Company has a receivable in the amount of $2.1 million in other current assets in its balance sheet.

The DOC initiated the fifth annual review of AD and CVD rates in February 2017, which is expected to follow the same schedule as preceding reviews. The AD review covers shipments from December 1, 2015 through November 30, 2016. The CVD review covers shipments from January 1, 2015 through December 31, 2015. In December 2017 and January 2018, the DOC issued non-binding preliminary results in the fifth annual review for CVD rates and AD rates, respectively. The preliminary AD rate was a maximum of 0.00% and the preliminary CVD rate was a maximum of 0.89%. The final CVD and AD rates in the fifth annual review are currently expected to be issued in June 2018 and May 2018, respectively.

The first 5-year Sunset Review of the antidumping and countervailing duty orders on multilayered wood flooring (the “Sunset Review”) began in November 2016 at the ITC to determine whether to terminate the orders. The Company participated fully in this Sunset Review. In December 2017, the ITC determined that the AD and CVD orders will remain in place. The appeal of this determination by certain importers was filed but not subsequently pursued.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. There have been no material changes to those risk factors since we filed our annual report on Form 10-K for the year ended December 31, 2017. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended March 31, 2018 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Maximum Dollar Value of Shares That May Yet Be Purchased as Part of Publicly Announced Programs[2]
January 1, 2018 to January 31, 2018	—	—	—	—
February 1, 2018 to February 28, 2018	—	—	—	—
March 1, 2018 to March 31, 2018	—	—	—	—
Total	—	—	—	—

[1]	We repurchased 23,625 shares of our common stock, at an average price of $23.90, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended March 31, 2018.
[2]	Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively, and are currently indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. At March 31, 2018, we had approximately $14.7 million remaining under this authorization.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: April 30, 2018	By:	/s/ Martin D. Agard
Martin D. Agard
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Class Action Settlement Agreement in Formaldehyde MDL and Durability MDL dated March 15, 2018 by and between the Plaintiffs in the Formaldehyde MDL and the Durability MDL and Lumber Liquidators, Inc.

10.2	Form of Restricted Award Agreement (Director)

10.3	Form of NEO Performance Award

31.1	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

