Form 10-Q
period 2018-06-30
Lumber Liquidators Holdings, Inc.
filed 2018-07-31
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 26, 2018, there are 28,588,697 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2018

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	June 30,	December 31,
	2018	2017
Assets
Current Assets:
Cash and Cash Equivalents	$11,122	$19,938
Merchandise Inventories	296,798	262,280
Prepaid Expenses	8,689	9,108
Other Current Assets	10,152	6,670
Total Current Assets	326,761	297,996
Property and Equipment, net	98,094	100,491
Goodwill	9,693	9,693
Other Assets	3,754	2,615
Total Assets	$438,302	$410,795

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$73,385	$67,676
Customer Deposits and Store Credits	45,347	38,546
Accrued Compensation	8,670	12,101
Sales and Income Tax Liabilities	4,473	4,273
Accrual for Multidistrict Litigations ("MDL") and Related Laminate Matters	38,240	36,960
Other Current Liabilities	18,298	18,605
Total Current Liabilities	188,413	178,161
Other Long-Term Liabilities	18,916	19,787
Revolving Credit Facility	35,000	15,000
Total Liabilities	242,329	212,948

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 31,486 and 31,397 shares issued and 28,551 and 28,490 shares outstanding, respectively)	31	31
Treasury Stock, at cost (2,935 and 2,907 shares, respectively)	(141,542)	(140,875)
Additional Paid-in Capital	210,953	208,629
Retained Earnings	127,788	131,214
Accumulated Other Comprehensive Loss	(1,257)	(1,152)
Total Stockholders’ Equity	195,973	197,847
Total Liabilities and Stockholders’ Equity	$438,302	$410,795

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net Sales	$283,474	$263,500	$545,246	$511,889
Cost of Sales	182,164	166,044	348,964	327,634
Gross Profit	101,310	97,456	196,282	184,255
Selling, General and Administrative Expenses	102,223	92,336	198,641	204,550
Operating (Loss) Income	(913)	5,120	(2,359)	(20,295)
Other Expense	346	516	667	1,028
(Loss) Income Before Income Taxes	(1,259)	4,604	(3,026)	(21,323)
Income Tax Expense	195	129	400	574
Net (Loss) Income	$(1,454)	$4,475	$(3,426)	$(21,897)
Net (Loss) Income per Common Share—Basic	$(0.05)	$0.16	$(0.12)	$(0.77)
Net (Loss) Income per Common Share—Diluted	$(0.05)	$0.16	$(0.12)	$(0.77)
Weighted Average Common Shares Outstanding:
Basic	28,546	28,394	28,527	28,342
Diluted	28,546	28,697	28,527	28,342

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net (Loss) Income	$(1,454)	$4,475	$(3,426)	$(21,897)
Other Comprehensive (Loss) Income
Foreign Currency Translation Adjustments	(73)	80	(105)	112
Total Other Comprehensive (Loss) Income	(73)	80	(105)	112
Comprehensive (Loss) Income	$(1,527)	$4,555	$(3,531)	$(21,785)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(3,426)	$(21,897)
Adjustments to Reconcile Net Loss:
Depreciation and Amortization	9,567	8,716
Stock-based Compensation Expense	2,123	2,469
Loss on Disposal of Fixed Assets	23	—
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(38,648)	25,942
Accounts Payable	5,034	(51,601)
Customer Deposits and Store Credits	6,925	5,617
Prepaid Expenses and Other Current Assets	307	3,110
Accrual for MDL and Related Laminate Matters	2,951	18,000
Other Assets and Liabilities	(6,386)	(7,112)
Net Cash Used in Operating Activities	(21,530)	(16,756)
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(6,584)	(3,847)
Other Investing Activities	28	250
Net Cash Used in Investing Activities	(6,556)	(3,597)
Cash Flows from Financing Activities:
Borrowings on Revolving Credit Facility	29,000	35,000
Payments on Revolving Credit Facility	(9,000)	(18,000)
Payments on Capital Lease Obligations	—	(237)
Payments on Financed Insurance Obligations	(612)	—
Other Financing Activities	(587)	321
Net Cash Provided by Financing Activities	18,801	17,084
Effect of Exchange Rates on Cash and Cash Equivalents	469	637
Net Decrease in Cash and Cash Equivalents	(8,816)	(2,632)
Cash and Cash Equivalents, Beginning of Period	19,938	10,271
Cash and Cash Equivalents, End of Period	$11,122	$7,639

Supplemental disclosure of non-cash operating and financing activities:
Financed Insurance Premiums	$—	$1,346

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

Note 1.	Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hardwood flooring, and hardwood flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, resilient vinyl and wood-look ceramic tile flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. The Company also provides in-home delivery and installation services to its customers. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of store locations in metropolitan areas. As of June 30, 2018, the Company’s 406 stores spanned 46 states in the United States (“U.S.”) and included eight stores in Canada. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through its call center in Toano, Virginia, its website, www.lumberliquidators.com, and catalogs published based on planned marketing efforts. The Company finishes the majority of the Bellawood products on its finishing lines in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.”

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

Results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of future results to be expected for the full year due to a number of factors, including seasonality.

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

Recognition of Net Sales

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“Topic 606”), Revenue from Contracts with Customers, which superseded the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and when control of those goods and services has passed to the customer. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. However, because adoption of the standard did not change the timing or amount of the Company’s recognition of revenue and because the Company does not recognize revenues for partial contracts, there was no adjustment to retained earnings needed as part of the adoption of the new standard.

The Company generates revenues primarily by retailing merchandise in the form of hardwood and wood-look flooring and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Sales occur through a network of 406 stores, which spanned 46 states including eight stores in Canada at June 30, 2018. In addition, both the merchandise and services can be ordered through a call center and from the Company’s website, www.lumberliquidators.com. The Company’s agreements with its customers are of short duration (less than a year) and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

Revenue is based on consideration specified in a contract with a customer, and excludes any sales incentives from vendors and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer or performing service for a customer. Revenues from installation and freight services are recognized when the delivery is made or the installation is complete, which approximates the recognition of revenue over time due to the short duration of service provided. The price of the Company’s merchandise and services are specified in the respective contracts and detailed on the invoice agreed to with the customer including any discounts. The Company generally requires customers to pay a deposit, equal to approximately half of the retail sales value, when ordering merchandise not regularly carried in a given location or not currently in stock. In addition, the Company generally does not extend credit to its customers with payment due in full at the time the customer takes possession of merchandise or when the service is provided. Customer payments and deposits received in advance of the customer taking possession of the merchandise or receiving the services are recorded as deferred revenues in the accompanying condensed consolidated balance sheet caption Customer Deposits and Store Credits. The following table shows the activity in this account for the periods noted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Customer Deposits and Store Credits, Beginning Balance	$(43,493)	$(42,127)	$(38,546)	$(32,639)
New Deposits	(302,881)	(275,504)	(588,403)	(552,783)
Recognition of Revenue	283,474	263,500	545,246	511,889
Sales Tax included in Customer Deposits	17,487	16,945	34,092	33,144
Other	66	(970)	2,264	2,233
Customer Deposits and Store Credits, Ending Balance	$(45,347)	$(38,156)	$(45,347)	$(38,156)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 30 days. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels, and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company previously recognized revenue in full, recorded an allowance for expected returns (contra-revenue), and recorded a separate refund liability for expected returns. The Company reduces revenue by the amount of expected returns and records it within accrued expenses and other on the condensed consolidated balance sheet. The Company continues to estimate the amount of returns based on the historical data. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the Other Current Assets caption of the accompanying condensed consolidated balance sheet. This amount was $1.3 million at June 30, 2018. The Company recognizes sales commissions as incurred since the amortization period is less than one year. The Company offers a range of limited warranties for the durability of the finish on its prefinished products. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations. Warranty costs are recorded in Cost of Sales.

In total, we offer hundreds of different flooring products; however, no single flooring product represented a significant portion of our sales mix. By major product category, our sales mix was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017

Solid and Engineered Hardwood, Bamboo and Cork	$97,640	35%	$110,034	42%	$194,332	36%	$219,047	43%
Manufactured Products[1]	99,920	35%	79,369	30%	190,848	35%	152,291	30%
Moldings and Accessories and Other	51,407	18%	51,180	19%	100,302	18%	100,239	20%
Installation and Delivery Services	34,507	12%	22,917	9%	59,764	11%	40,312	7%
Total	$283,474	100%	$263,500	100%	$545,246	100%	$511,889	100%

1 Includes laminate, vinyl, engineered vinyl plank and wood-look ceramic tile.

Cost of Sales

Cost of sales includes the cost of products sold, the cost of installation services, and transportation costs from vendors to the Company’s distribution centers or store locations. It also includes any applicable finishing costs related to production of the Company’s proprietary brands, transportation costs from distribution centers to store locations, transportation costs for the delivery of products from store locations to customers, certain costs of quality control procedures, warranty and customer satisfaction costs, inventory adjustments including obsolescence and shrinkage, and costs to produce samples, which are net of vendor allowances.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), which creates ASC Topic 842, Leases, and supersedes the lease accounting requirements in Topic 840, Leases. In summary, Topic 842 requires organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in ASU 2016-02 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Therefore, the new standard will become effective for the Company at the beginning of its 2019 fiscal year. The Company has begun implementation of software to track and account for the leases based on the requirements under the new standard and is currently assessing the impact of implementing the new guidance on its consolidated financial statements and financial controls. It is also educating employees on the breadth of the new standard, and reviewing contracts for potential embedded leases. It has begun to consider processes that will be impacted including those associated with the discount rates for determining its lease liability. The Company continues to monitor the FASB’s deliberations surrounding a simplified transition approach and is evaluating the practical expedients provided by that approach as well as those already included in the standard. When implemented, the standard is expected to have a material impact as operating leases will be recognized on the Company’s consolidated balance sheet.

Note 3.	Stockholders’ Equity

Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net (Loss) Income	$(1,454)	$4,475	$(3,426)	$(21,897)
Weighted Average Common Shares Outstanding—Basic	28,546	28,394	28,527	28,342
Effect of Dilutive Securities:
Common Stock Equivalents	—	303	—	—
Weighted Average Common Shares Outstanding—Diluted	28,546	28,697	28,527	28,342
Net (Loss) Income per Common Share—Basic	$(0.05)	$0.16	$(0.12)	$(0.77)
Net (Loss) Income per Common Share—Diluted	$(0.05)	$0.16	$(0.12)	$(0.77)

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock Options	702	223	671	766
Restricted Shares	419	20	369	428

Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to $150 million of the Company’s common stock. At June 30, 2018, the Company had approximately $14.7 million remaining under this authorization. The Company has not repurchased any shares of its common stock under this program in more than three years.

Note 4.	Stock-based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

	Stock Options	Restricted Stock Awards
Options Outstanding/Nonvested RSAs, December 31, 2017	690	480
Granted	100	213
Options Exercised/RSAs Released	(6)	(84)
Forfeited	(76)	(41)
Options Outstanding/Nonvested RSAs, June 30, 2018	708	568

During the six months ended June 30, 2018, the Company granted 30,887 shares of performance-based restricted stock awards, vesting over three-year period, with a grant date fair value of approximately $0.7 million to certain members of senior management in connection with the achievement of specific key financial metrics measured over a two-year period. The number of awards that will ultimately vest is contingent upon the achievement of these key financial metrics by the end of year two. Once these amounts have been determined, half of the shares will vest at the end of year two and the remaining half will vest at the end of year three. These awards are included above in Restricted Stock Awards Granted.

Note 5.	Income Taxes

The Company has a full valuation allowance recorded against its net deferred tax assets which effectively offsets its federal taxes at the statutory rate of 21%. However, it does record tax expense each period for income taxes incurred in certain state and foreign jurisdictions. For the three and six months ended June 30, 2018, the resulting effective tax rate was (15.5)% and (13.2)%, respectively. For the three and six months ended June 30, 2017, the resulting effective tax rate was 2.8% and (2.7)%, respectively.

The Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from 35% to 21%, eliminated the 20-year limit on the carryforward of losses, and resulted in the Company remeasuring its existing deferred tax balances in 2017. In addition, generally beginning in 2018, the Tax Act alters the deductibility of certain items (e.g., certain compensation, interest, entertainment expenses), and allows qualifying capital expenditures to be deducted fully in the year of purchase. As of June 30, 2018, the Company has completed an initial analysis of the tax effects of the Tax Act but continues to monitor developments by federal and state rulemaking authorities regarding implementation of the Act. The Company has made reasonable estimates of the effects of the Tax Act on its deferred tax balances based on current information, but may need to adjust as new guidance becomes available.

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

Governmental Investigations

In 2015 and early 2016, the Company received subpoenas issued in connection with a criminal investigation being conducted by the U.S. Department of Justice (the “DOJ”) and the SEC. Based on the subpoenas and the Company’s discussions to date, the Company believes the focus of both investigations primarily relates to compliance with disclosure, financial reporting and trading requirements under the federal securities laws since 2011. The Company is fully cooperating with the investigations and continues to produce documents and other information responsive to subpoenas and other requests received from the parties. Given that the investigations are still ongoing and that no civil or criminal claims have been brought to date, the Company cannot predict the outcome of the investigations, the timing of the ultimate resolution of these matters, or reasonably estimate the possible range of loss, if any, that may result. Accordingly, no accruals have been made with respect to these matters. Any action by the DOJ or SEC with respect to these matters could include civil or criminal proceedings and could involve fines, damage awards, regulatory consequences, or other sanctions which could have a material adverse effect, individually or collectively, on the Company’s liquidity, financial condition or results of operations.

Litigation Relating to Chinese Laminates

Formaldehyde-Abrasion MDLs

On March 15, 2018, the Company entered into a settlement agreement with the lead plaintiffs in the Formaldehyde MDL (as defined in Part II – Item 1 of this Form 10-Q) and Abrasion MDL (as defined in Part II – Item 1 of this Form 10-Q), cases more fully described in the Company’s 2017 Annual Report on Form 10-K. Under the terms of the settlement agreement, the Company has agreed to fund $22 million and provide $14 million in store-credit vouchers for an aggregate settlement of $36 million to settle claims brought on behalf of purchasers of Chinese-made laminate flooring sold by the Company between January 1, 2009 and May 31, 2015. The Company may fund the $22 million through a combination of cash and/or common stock. The settlement agreement is subject to certain contingencies, including court approvals. On June 16, 2018, the United States District Court for the Eastern District of Virginia issued an order that, among other things, granted preliminary approval of the settlement agreement. Following the preliminary approval and pursuant to the terms of the settlement agreement, the Company paid $500 thousand for settlement administration costs, which is part of the cash payment, to a settlement escrow account.  A Final Approval and Fairness Hearing is currently scheduled for October 3, 2018.  There can be no assurance that the settlement agreement will be approved or as to the ultimate outcome of the litigation. If a final, court-approved settlement is not reached, the Company will defend the litigation vigorously and believes there are meritorious defenses and legal standards that must be met for class certification and success on the merits.  To date, insurers have denied coverage with respect to the Formaldehyde MDL and Abrasion MDL. The $36 million aggregate settlement amount was accrued within Selling, General and Administrative expense in 2017.

In addition to those purchasers who elect to opt out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims, or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”).  Certain of these Related Laminate Matters were settled in the first and second quarters of 2018, while some are in settlement negotiations. The Company recognized a $1 million charge during the fourth quarter of 2017 and a $2.9 million charge in the first half of 2018 (including $2.7 million in the second quarter) to earnings within selling general and administrative expense for these Related Laminate Matters. While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is reasonably possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. If the court does not approve the settlement agreement or if the Company incurs losses with the respect to the Opt Outs or further losses with respect to Related Laminate Matters, the ultimate resolution of these actions could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.

Canadian Litigation

On or about April 1, 2015, Sarah Steele (“Steele”) filed a purported class action lawsuit in the Ontario, Canada Superior Court of Justice against the Company.  In the complaint, Steele’s allegations include strict liability, breach of implied warranty of fitness for a particular purpose, breach of implied warranty of merchantability, fraud by concealment, civil negligence, negligent misrepresentation, and breach of implied covenant of good faith and fair dealing.  Steele did not quantify any alleged damages in her complaint, but seeks compensatory damages, punitive, exemplary and aggravated damages, statutory remedies, attorneys’ fees and costs.  While the Company believes that a loss associated with the Steele litigation is possible, the Company is unable to reasonably estimate the amount or range of possible loss.

Litigation Relating to Bamboo Flooring

Beginning in 2014, Dana Gold (“Gold”) filed a purported class action lawsuit alleging that certain bamboo flooring that the Company sells (the “Strand Bamboo Product”) is defective (the “Gold matter”). On February 2, 2018, plaintiffs filed their Fifth Amended Complaint, and have narrowed it to Strand Bamboo Product sold to residents of certain states for personal, family, or household use. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, the plaintiffs seek a declaration that the Company’s actions violated the law and that it is financially responsible for notifying all purported class members, injunctive relief requiring the Company to replace and/or repair all of the Strand Bamboo Product installed in structures owned by the purported class members, and a declaration that the Company must disgorge, for the benefit of the purported classes, all or part of the profits received from the sale of the allegedly defective Strand Bamboo Product and/or to make full restitution to the plaintiffs and the purported class members. The trial is currently scheduled to begin in February 2019 and, while no resolution has been achieved, the Company has participated in court-ordered mediation sessions.

In addition, there are a number of other claims and lawsuits alleging damages similar to those in the Gold matter. The Company disputes these and the plaintiffs’ claims in the Gold matter and intends to defend such matters vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for success on the merits, the Company is unable to estimate the amount of loss, or range of possible loss, at this time that may result from this action. Accordingly, no accruals have been made with respect to this matter. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity.

Employee Classification Matters

During the second half of 2017, current and former store managers, store managers in training, installation sales managers and similarly situated current and former employees holding comparable positions but different titles filed purported class action lawsuits in New York and California on behalf of all current and former store managers, store managers in training, installation sales managers, and similarly situated current and former employees holding comparable positions but different titles (collectively, the “Putative Class Employees”), in both cases alleging that the Company violated the Fair Labor Standards Act and certain state laws by classifying the Putative Class Employees as exempt. In both cases the plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, the plaintiffs seek class certification, unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages. The Company disputes the claims and intends to defend both matters vigorously. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company is unable to estimate the amount of loss, or range of possible loss, at this time that may result from these actions. Accordingly, no accruals have been made with respect to these matters. Any such losses could potentially have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity.

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

As part of its processes in these proceedings, the DOC conducts annual reviews of the AD and CVD rates. In such cases, the DOC will issue preliminary rates that are not binding and are subject to comment by interested parties. After consideration of the comments received, the DOC will issue final rates for the applicable period, which may lag by a year or more. At the time of import, the Company makes deposits at the then prevailing rate, even while the annual review is in process. When rates are declared final by the DOC, the Company accrues a receivable or payable depending on where that final rate compares to the deposits it has made. The Company and/or the domestic manufacturers can appeal the final rate for any period and can place a hold on final settlement by U.S. Customs and Border Protection while the appeals are pending.

In addition to its overall appeal of the imposition of AD and CVD, which is still pending, the Company as well as other involved parties have appealed many of the final rate determinations. Those appeals are pending and, at times, have resulted in delays in settling the shortfalls and refunds shown in the table below. Because of the length of time for finalization of rates as well as appeals, any subsequent adjustment of AD and CVD rates typically flows through a period different from those in which the inventory was originally purchased and/or sold.

The first 5-year Sunset Review of the AD and CVD orders on multilayered wood flooring (the “Sunset Review”) began in November 2016 at the ITC to determine whether to terminate the orders. The Company participated fully in this Sunset Review. In December 2017, the ITC determined that the AD and CVD orders will remain in place.

Results by period for the Company are shown below. The column labeled ‘June 30, 2018 Receivable/Liability Balance’ represents the amount the Company would receive or pay as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. It does not include any amounts paid for AD or CVD in the current period at the in-effect rate at that time.

Review Period	Period Covered	Rates at which Company Deposited	Final Rate	June 30, 2018 Receivable/Liability Balance
Antidumping
1	May 2011 through November 2012	6.78% and 3.3%	0.73%[1]	$1.3 million receivable[1]
2	December 2012 through November 2013	3.30%	13.74%	$4.1 million liability
3	December 2013 through November 2014	3.3% and 5.92%	17.37%	$5.5 million liability
4	December 2014 through November 2015	5.92% and 13.74%	0.0%	$2.1 million receivable
5	December 2015 through November 2016	5.92%, 13.74%, and 17.37%	Pending but preliminary determination was 0.0%	NA
6	December 2016 through November 2017	17.37% and 0.0%	Pending	NA
7	December 2017 through November 2018	0.0%	Pending	NA

Countervailing
1&2	April 2011 through December 2012	1.50%	0.83% / 0.99%	$0.2 million receivable
3	January 2013 through December 2013	1.50%	1.38%	$.05 million receivable
4	January 2014 through December 2014	1.50% and 0.83%	1.06%	$.02 million receivable
5	January 2015 through December 2015	0.83% and 0.99%	Final at 0.11% and 0.85%[2]	$.07 million receivable[2]
6	January 2016 through December 2016	0.99% and 1.38%	Pending	NA
7	January 2017 through December 2017	1.38% and 1.06%	Pending	NA
8	January 2018 through December 2018	1.06%	Pending	NA

1	In June 2018, the Court of International Trade sustained the DOC’s recommendation to reduce the rate for the first annual review period to 0.73% (from 5.92%). As a result, the Company reversed its $0.8 million liability and recorded a $1.3 million receivable in the second quarter of 2018 with a corresponding reduction of Cost of Sales.

2	In June 2018, the DOC issued the final rates for review period 5 at 0.11% and 0.85% depending on vendor. As a result, the Company recorded a receivable of $0.07 million in the second quarter of 2018 for deposits made at previous preliminary rates, with a corresponding reduction of Cost of Sales.

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

Note 7.	Subsequent Events

On July 26, 2018, the Company entered into an agreement pursuant to which the Company will sell its BellawoodTM finishing line equipment to an unaffiliated third party purchaser. The proceeds from this sale will be $1.8 million in three installments over the next year based on equipment removal stages. While the asset group did not meet the held for sale criteria as of June 30, 2018, the Company performed a recoverability test as of June 30, 2018 based on its assumptions as of that date and determined that the asset group was recoverable. In connection with the sale, the Company will recognize an impairment of approximately $2 million in the third quarter of 2018. At the same time, the Company also entered into an agreement with the purchaser pursuant to which the purchaser agreed to produce and sell to the Company exclusively the BellawoodTM finished products and provide certain services to the Company, which the Company previously produced and provided for itself. The Company will continue to own and control any and all rights of use and registration to the Bellawood trademark.

In addition, in July of 2018, the Company announced its intent to relocate its corporate headquarters and consolidate its corporate offices in Richmond, VA pursuant to a letter of intent dated June 14, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact on us of any of the following:

•	government investigations and related legal proceedings;
•	other current and former legal proceedings;
•	obligations under various settlement agreements and other compliance matters;
•	impact of liquidity in the settlement of legal proceedings;
•	new laws and regulations;
•	impact of the Tax Act;
•	maintenance of valuation allowances on deferred tax assets and the impacts thereof;
•	the inability to open new stores;
•	capital expenditures;
•	funding of the remaining portion of the MDL obligation;
•	managing growth;
•	increased transportation costs;
•	damage to our assets;
•	disruption in our ability to finish and distribute our products;
•	disruptions related to our corporate headquarters relocation;
•	operating stores in Canada and an office in China;
•	managing third-party installers and product delivery companies;
•	renewing store or warehouse leases;
•	having sufficient suppliers;

•	disruption in our ability to obtain products from our suppliers;
•	our, and our suppliers’, compliance with complex and evolving rules, regulations, and laws at the federal, state, and local level;
•	product liability claims;
•	obtaining products from abroad, including the effects of tariffs, as well as the effects of antidumping and countervailing duties;
•	availability of suitable hardwood;
•	changes in economic conditions, both domestic and abroad;
•	sufficient insurance coverage;
•	access to capital;
•	disruption due to cybersecurity threats;
•	handling of confidential customer information;
•	management information systems disruptions;
•	alternative e-commerce offerings;
•	our advertising strategy;
•	anticipating consumer trends;
•	competition;
•	internal controls;
•	impact of changes in accounting guidance;
•	stock price volatility; and
•	anti-takeover provisions.

The Company is monitoring recently announced changes in the trade environment and tariffs. Although there continues to be a considerable amount of uncertainty, many of the Company’s floors are sourced from China and would be subject to an additional 10% tariff beginning in the third quarter. Certain of the Company’s ancillary products from China and elsewhere may also be affected. Potential costs and any attendant impact on pricing arising from these tariffs could affect the marketplace and have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.

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

Overview

Lumber Liquidators is the largest specialty retailer of hardwood flooring in North America, offering a complete purchasing solution across an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, resilient vinyl, engineered vinyl plank, bamboo, engineered bamboo, cork and wood-look tile. At June 30, 2018, we sold our products through 406 Lumber Liquidators stores in 46 states in the United States and in Canada, a call center, websites and catalogs.

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

To supplement the financial measures prepared in accordance with GAAP, we use the following non-GAAP financial measures: (i) Adjusted Gross Profit; (ii) Adjusted Gross Margin as a percentage of sales; (iii) Adjusted SG&A; (iv) Adjusted SG&A as a percentage of sales; (v) Adjusted Operating Income (Loss) and (vi) Adjusted Operating Margin as a percentage of sales. The non-GAAP financial measures should be viewed in addition to, and not in lieu of, financial measures calculated in accordance with GAAP. These supplemental measures may vary from, and may not be comparable to, similarly titled measures by other companies.

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

Executive Summary

We continue to focus on several key initiatives related to our core business that we believe will strengthen our sales and operating margin and provide an improved shopping experience to our customers. These are:

•	Improve operational effectiveness: We have a series of initiatives across each function of the Company aimed at continuous improvement in service, assortment, and value. In merchandising, we are focusing on price point adjacencies to ensure easier, more relevant step-up choices for our customers, along with life-cycle management to manage obsolescence. In marketing, we are fine tuning our advertising and web messages to improve leverage. In logistics, we have improved visibility to inventory and ensured compliance by integrating our freight forwarder with our purchase order system.

•	Enhance the customer experience: We continue to believe our store model provides a competitive advantage by allowing our associates to assist customers throughout the project design and purchase process in a more intimate environment, from product selection to installation. We implemented a series of initiatives to improve how the customer interacts with our brand at various touch points, including improved integration of our online and in-store environments, greater envisioning functionality and other project management tools. It also includes the expansion of the number of unique floors stocked in our stores.

•	Responsible, compliant sourcing activities: We are committed to ensuring our safety and compliance programs are operationalized to enable us to responsibly source from around the world. This includes assuring our products meet all regulatory and industry requirements. We continue to strengthen our vendor partnerships to improve collaboration. These programs enable us to source confidently and reliably on a global basis which supports our ability to innovate and improve margins.

•	Expand our business to better serve our customers: We serve three key segments – our established do-it-yourself customer, the growing do-it-for-me customer, and the professional (the “Pro”) business customer. The initiative to serve the do-it-for-me customer includes enhanced integration of our installation program into the sales process and tactical support by dedicated project coordination teams. With installation services now available in virtually all our stores, we can advertise nationally and scale the program infrastructure. This initiative also includes further enhancements to our value proposition for the Pro, including enhancing the availability of commercial specification floors, along with commercial brands in tools and adhesives. We also continue to expand our store network and intend to open 20-25 new stores in 2018.

Net sales for the second quarter of 2018 increased $20 million, or 7.6%, to $283.5 million from $263.5 million in the second quarter of 2017. Net sales in comparable stores increased $12.3 million, or 4.7%, with merchandise sales growth of 0.9% and installation services sales growth of 51%. Net sales in non-comparable stores increased $7.7 million. We opened eight new stores in the second quarter.

Gross profit increased 4% in the second quarter of 2018 to $101.3 million from $97.5 million in the comparable period in 2017. Gross margin decreased to 35.7% in the second quarter of 2018 from 37.0% in the second quarter of 2017. Gross margin was favorably impacted by revisions to antidumping rates in both periods and by a reduction in the reserve for the Company’s Air Quality Testing Program during the second quarter of 2017. Excluding these costs from both years, which are summarized in the table below, Adjusted Gross Margin (a non-GAAP measure) declined 50 basis points from 2017 due to increased transportation costs, costs related to obsolescence, an increased mix of installation sales, which carry lower gross margins, and increased promotion of selected categories. These were partially offset by a higher mix of manufactured products, particularly engineered vinyl plank, which carry above average gross margins.

SG&A expenses increased 10.7% in the second quarter of 2018 to $102.2 million from $92.3 million in the comparable period in 2017. The increase in SG&A was attributable in part to incremental settlement, legal and professional fees, which are summarized in the table below. Excluding these items from both periods, Adjusted SG&A (a non-GAAP measure) increased by $7.4 million in the three months ended June 30, 2018 as compared to the year-ago period, primarily driven by increases in payroll, advertising, and other operating expenses including occupancy, credit card fees and depreciation, most of which reflect the impact of opening 21 new stores since last year.

Operating loss for the three months ended June 30, 2018 was ($0.9 million) compared to operating income of $5.1 million in the comparable period in 2017. Operating (loss) income as a percent of net sales was (0.3)% and 1.9% for the three months ended June 30, 2018 and 2017, respectively. Excluding the gross margin and SG&A items discussed above and summarized in the tables below, Adjusted Operating Income (a non-GAAP measure) was $3.0 million and $4.9 million for the three months ended June 30, 2018 and 2017, respectively.

Net loss for the three months ended June 30, 2018 was $1.5 million, or $0.05 per diluted share, compared to net income of $4.5 million, or $0.16 per diluted share, for the three months ended June 30, 2017.

At June 30, 2018, we had $119.7 million in liquidity, comprised of $11.1 million of cash and cash equivalents and availability under our revolving credit facility (including certain limitations) of $108.6 million. We had $35 million outstanding on our revolving credit facility at June 30, 2018, which increased from the $15 million that was outstanding at December 31, 2017. The increased borrowing level was due to an expansion of inventory as we consciously increased our in-stock merchandise across stores. We opened eight new stores in the second quarter of 2018, bringing our total store count to 406 as of June 30, 2018.

Results of Operations

We believe the selected sales data, the percentage relationship between net sales and major categories in the consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Improvement
	% of Net Sales		(Decline) in
	Three Months Ended June 30,		Dollar Amounts
	2018	2017	2018 vs. 2017
Net Sales	100.0%	100.0%	7.6%
Gross Profit	35.7%	37.0%	4.0%
Selling, General, and Administrative Expenses	36.0%	35.0%	(10.7)%
Operating (Loss) Income	(0.3)%	1.9%	(117.8)%
Other Expense	0.1%	0.2%	33.0%
(Loss) Income Before Income Taxes	(0.4)%	1.7%	(127.4)%
Provision for Income Taxes	0.1%	0.0%	(51.3)%
Net (Loss) Income	(0.5)%	1.7%	(132.5)%

			% Improvement
	% of Net Sales		(Decline) in
	Six Months Ended June 30,		Dollar Amounts
	2018	2017	2018 vs. 2017
Net Sales	100.0%	100.0%	6.5%
Gross Profit	36.0%	36.0%	6.5%
Selling, General, and Administrative Expenses	36.4%	40.0%	2.9%
Operating Loss	(0.4)%	(4.0)%	88.4%
Other Expense	0.1%	0.2%	35.1%
Loss Before Income Taxes	(0.5)%	(4.2)%	85.8%
Provision for Income Taxes	0.1%	0.1%	30.2%
Net Loss	(0.6)%	(4.3)%	84.4%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other Selected Data	2018	2017	2018	2017

Average Sale[1]	4.6%	3.5%	4.7%	4.2%
Average Retail Price per Unit Sold[2]	(1.9)%	(0.6)%	(1.5)%	(0.6)%

Number of Stores Open, end of period	406	385	406	385
Number of Stores Opened in Period	8	—	13	2
Number of Stores Relocated in Period[3]	—	—	—	—

Comparable Stores[4]:
Net Sales	4.7%	8.8%	3.8%	6.8%
Customers Invoiced[5]	0.1%	5.3%	(0.9)%	2.6%
Net Sales of Stores Operating for 13 to 36 months	6.3%	13.7%	6.9%	11.7%
Net Sales of Stores Operating for more than 36 months	4.6%	8.5%	3.7%	6.5%

Net Sales in Markets with all Stores Comparable (no cannibalization)	5.3%	9.5%	4.3%	7.5%

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

Net Sales

Net sales for the second quarter of 2018 increased $20 million, or 7.6%, from the comparable period in 2017 as net sales in comparable stores increased $12.3 million, or 4.7%, and the net sales in non-comparable stores increased $7.7 million. Net sales for six months ended June 30, 2018 increased $33.4 million, or 6.5%, from the comparable period in 2017 as net sales in comparable stores increased $19.6 million, or 3.8%, and net sales in non-comparable stores increased $13.8 million. The growth in comparable store sales in the quarter consisted of a 0.9% growth in merchandise sales and a 51% growth in installation sales within our comparable stores, which accounted for roughly 10.8% of total sales in the second quarter of 2018 compared to approximately 7.5% of total sales in the second quarter 2017.

Comparable store net sales growth in the quarter reflected a combination of a 4.6% increase in average sale and a 0.1% increase in the number of customers invoiced. For the six months ended June 30, 2018, comparable net store sales reflected a combination of a 4.7% increase in average sale, partially offset by a 0.9% decrease in the number of customers invoiced. The increase in overall average sale in the three and six months ended June 30, 2018 was driven by growth in the mix of Pro customers with larger sales transactions. Installation revenue growth is expected to be less pronounced as we move closer to the one-year anniversary of the nationwide rollout, which was completed by the end of 2017.

Gross Profit

Gross profit increased $3.8 million, or 4%, in the second quarter of 2018 to $101.3 million from $97.5 million in the comparable period in 2017. Gross margin decreased to 35.7% in the second quarter of 2018 from 37.0% in the second quarter of 2017. Gross margin was favorably impacted by revisions to antidumping rates, which generated income of $2.1 million and $2.8 million for the three months ended June 30, 2018 and 2017, respectively. During the second quarter of 2017, gross margin was also favorably impacted by a reduction of $1 million in the reserve for the Company’s Air Quality Testing Program. These items are shown in the table below. Excluding these items from both periods, Adjusted Gross Profit (a non-GAAP measure) increased by $5.5 million and Adjusted Gross Margin (a non-GAAP measure) decreased by 50 basis points, in the three months ended June 30, 2018 as compared to three months ended June 30, 2017. This decline was due to increased transportation costs, increased costs related to inventory obsolescence, an increased mix of installation sales, which carry lower gross margins, increased promotion of selected categories, and was partially offset by a higher mix of manufactured products, particularly engineered vinyl plank, which carry above average gross margins.

Gross profit increased $12 million during the six months ended June 30, 2018 to $196.3 million from $184.3 million in the comparable period in 2017. Adjusted Gross Margin (a non-GAAP measure) was 35.6% in the six months ended June 30, 2018, an increase of 30 basis points from the six months ended June 30, 2017, primarily driven by the higher mix of manufactured products, specifically, engineered vinyl plank, that carry higher gross margins than some of our other product categories and partially offset by increased transportation costs.

We believe that each of the items shown below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	(dollars in thousands)				(dollars in thousands)
Gross Profit/Margin, as reported (GAAP)	$101,310	35.7%	$97,456	37.0%	$196,282	36.0%	$184,255	36.0%

Antidumping Income [1]	(2,126)	(0.7)%	(2,797)	(1.1)%	(2,126)	(0.4)%	(2,797)	(0.5)%
Indoor Air Quality Testing Program Income [2]	—	—	(993)	(0.4)%	—	—	(993)	(0.2)%
Total	(2,126)	(0.7)%	(3,790)	(1.5)%	(2,126)	(0.4)%	(3,790)	(0.7)%

Adjusted Gross Profit/Margin, (a non-GAAP measure)	$99,184	35.0%	$93,666	35.5%	$194,156	35.6%	$180,465	35.3%

1 We recognized countervailing and antidumping income of $2.1 million and $2.8 million associated with applicable prior-year shipments of engineered hardwood from China for the three and six months ended June 30, 2018 and 2017, respectively.

2 In the second quarter 2017, we reduced the reserve that had been established in a prior period for estimated costs to be incurred related to our indoor air quality testing program by approximately $1 million. This reserve was recorded in other current liabilities in the condensed consolidated balance sheet.

Selling, General and Administrative Expenses

SG&A expenses increased 10.7% in the second quarter of 2018 to $102.2 million from $92.3 million in the comparable period in 2017. The increase in SG&A was attributable to a $2.7 million accrual in connection with certain cases related to the Formaldehyde-Abrasion MDLs and Related Laminate Matters in the second quarter of 2018 and incremental legal and professional fees of approximately $3.3 million and $3.5 million for the three months ended June 30, 2018 and 2017, respectively. These items are shown in the table below. Excluding these items from both periods, Adjusted SG&A (a non-GAAP measure) increased by $7.4 million in the three months ended June 30, 2018 as compared to the year-ago period, driven by increases in payroll of $3.3 million, advertising of $1.3 million, and smaller increases in several other areas including occupancy, card and bank fees and depreciation, most of which reflect the impact of opening 21 new stores since the second quarter of 2017.

SG&A expenses decreased 2.9% in the first half of 2018 to $198.6 million from $204.5 million in the comparable period in 2017. The $5.9 million decrease in SG&A was attributable to a $15 million decrease in accruals recorded in connection with the Formaldehyde-Abrasion MDLs and Related Laminate Matters in the first half of 2018 compared to the first half of 2017 as well as incremental legal and professional fees of approximately $6.4 million and $5.9 million for the six months ended June 30, 2018 and 2017, respectively. These items are shown in the table below. Excluding these items from both periods, Adjusted SG&A (a non-GAAP measure) increased by $8.7 million in the six months ended June 30, 2018 as compared to the year ago period, primarily driven by similar factors impacting the second quarter of 2018.

We believe that each of these items can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	(dollars in thousands)				(dollars in thousands)
SG&A, as reported (GAAP)	$102,223	36.1%	$92,336	35.0%	$198,641	36.4%	$204,550	40.0%

Accrual for MDLs and Related Laminate Matters [1]	2,701	1.0%	—	—	2,951	0.5%	18,000	3.5%
Legal and Professional Fees [2]	3,325	1.2%	3,526	1.3%	6,391	1.2%	5,934	1.2%
Sub-Total Items above	6,026	2.2%	3,526	1.3%	9,342	1.7%	23,934	4.7%

Adjusted SG&A, (a non-GAAP measure)	$96,197	33.9%	$88,810	33.7%	$189,299	34.7%	$180,616	35.3%

1 This amount represents the charge to earnings in 2017 related to the Formaldehyde MDL and Abrasion MDL settlements and charges for certain Related Laminate Matters in 2018, which is described more fully in Note 6 to the condensed consolidated financial statements.

2 Represents charges to earnings related to our defense of certain significant legal actions during the period. This does not include all legal costs incurred by the Company.

Operating Loss and Operating Margin

Operating losses for the three and six months ended June 30, 2018 was $0.9 million and $2.4 million, respectively, compared to operating income (loss) of $5.1 million and $(20.3) million in the comparable periods in 2017. Operating loss as a percentage of net sales was 0.3% and 0.4%, respectively, for the three and six months ended June 30, 2018 compared to operating income (loss) as a percentage of net sales of 1.9% and (4.0)% respectively, for the three and six months ended June 30, 2017. Excluding the items shown below, Adjusted Operating Income (a non-GAAP measure) was $3.0 million and $4.9 million, respectively, for the three and six months ended June 30, 2018 compared to an Adjusted Operating Income (Loss) (a non-GAAP measure) of $4.9 million and ($0.2 million) for the three and six months ended June 30, 2017. This change was driven by revenue growth and improved gross margin.

We believe that each of these items can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	(dollars in thousands)				(dollars in thousands)
Operating (Loss) Income, as reported (GAAP)	$(913)	(0.3)%	$5,120	1.9%	$(2,359)	(0.4)%	$(20,295)	(4.0)%

Gross Margin Items:
Antidumping Income [1]	(2,126)	(0.7)%	(2,797)	(1.1)%	(2,126)	(0.4)%	(2,797)	(0.5)%
Indoor Air Quality Testing Program Income [2]	—	—	(993)	(0.4)%	—	—	(993)	(0.2)%
Gross Margin Subtotal	(2,126)	(0.7)%	(3,790)	(1.5)%	(2,126)	(0.4)%	(3,790)	(0.7)%

SG&A Items:
Accrual for MDLs and Related Laminate Matters [3]	2,701	1.0%	—	—	2,951	0.5%	18,000	3.5%
Legal and Professional Fees [4]	3,325	1.2%	3,526	1.3%	6,391	1.2%	5,934	1.2%
SG&A Subtotal	6,026	2.2%	3,526	1.3%	9,342	1.7%	23,934	4.7%

Adjusted Operating Income (Loss) (a non-GAAP measure)	$2,987	1.2%	$4,856	1.8%	$4,857	0.9%	$(151)	0.0%

1,2 See the Gross Margin section above for more detailed explanations of these individual items.

3,4 See the SG&A section above for more detailed explanations of these individual items.

Provision for Income Taxes

We have a full valuation allowance recorded against our net deferred tax assets which effectively offsets our federal taxes at the statutory rate of 21%. However, we record as tax expense each period for income taxes incurred in certain state and foreign jurisdictions. For the three and six months ended June 30, 2018, the resulting effective tax rate was (15.5)% and (13.2)%, respectively. For the three and six months ended June 30, 2017, the resulting effective tax rate was 2.8% and (2.7)%, respectively.

The Tax Act was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from 35% to 21%, eliminated the 20-year limit on the carryforward of losses, and resulted in the Company remeasuring our existing deferred tax balances in 2017. In addition, generally beginning in 2018, the Tax Act alters the deductibility of certain items (e.g., certain compensation, interest, entertainment expenses), and allows qualifying capital expenditures to be deducted fully in the year of purchase. As of June 30, 2018, we have completed an initial analysis of the tax effects of the Tax Act but continue to monitor developments by federal and state rulemaking authorities regarding implementation of the Act. We have made reasonable estimates of the effects of the Tax Act on our deferred tax balances based on current information, but may need to adjust as new guidance becomes available.

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

Diluted Earnings per Share

Net loss for the three months ended June 30, 2018 was $1.5 million, or $0.05 per diluted share, compared to net income of $4.5 million, or $0.16 per diluted share, for the three months ended June 30, 2017. Net loss for the first six months of 2018 was $3.4 million, resulting in a loss of $0.12 per diluted share, compared to a net loss $21.9 million, resulting in a loss of $0.77 per diluted share, for the first six months of 2017.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. We periodically use excess cash flow to repurchase shares of our common stock under our stock repurchase program, however, our share repurchase plan is indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. Our principal sources of liquidity at June 30, 2018 were cash and cash equivalents of $11.1 million and availability under our revolving credit facility. The outstanding balance of our revolving credit facility was $35 million at June 30, 2018, which left availability under the facility of $108.6 million (including certain limitations). As of June 30, 2018, our revolving credit facility carried an interest rate of 3.625%. We believe that cash flow from operations, together with existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months.

In 2018, we expect capital expenditures to total between $15 million and $20 million, but we will continue to assess and adjust our level of capital expenditures based on changing circumstances. Included in our capital expenditures estimate, is the funding to open 20 to 25 stores in 2018 and to remodel and/or relocate some existing stores while continuing to focus on our current store base. We currently expect to fund the remaining cash portion of the Formaldehyde MDL and Abrasion MDL obligation of $21.5 million in the fourth quarter of 2018.

Cash and Cash Equivalents

During the first six months of 2018, cash and cash equivalents decreased $8.8 million to $11.1 million. The decrease of cash and cash equivalents was primarily due to $21.5 million of net cash used in operating activities, mainly reflecting the increase in inventory, as we improved in-stock positions across our stores, offset by increases in accounts payable and customer deposits. We also used $6.6 million for capital expenditures and borrowed a net $20 million under our revolving credit facility.

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

Merchandise Inventories

Merchandise inventories at June 30, 2018 increased $34.5 million from December 31, 2017, as we built our in-stock positions. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of	As of	As of
	June 30, 2018	December 31, 2017	June 30, 2017
	(in thousands)
Inventory – Available for Sale	$250,673	$226,750	$255,849
Inventory – Inbound In-Transit	46,125	35,530	19,293
Total Merchandise Inventories	$296,798	$262,280	$275,142

Available Inventory Per Store	$617	$577	$665

Available inventory per store at June 30, 2018 was higher than December 31, 2017 primarily due to an initiative to have, on hand in our stores, our top-selling floors and expanding our engineered assortment with new looks to meet customer demand. Available inventory per store at June 30, 2018 was approximately 2% lower than at June 30, 2017. We expect inventory to be in the range of $285 million to $300 million through the balance of the year.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning.

Cash Flows

The following table summarizes our cash flow activities for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net Cash (used in) provided by:
Operating Activities	$(21,530)	$(16,756)
Investing Activities	(6,556)	(3,597)
Financing Activities	18,801	17,084
Effect of Exchange Rates	469	637
Total	$(8,816)	$(2,632)

Operating Activities. Net cash used in operating activities was $21.5 million and $16.8 million for the six months ended June 30, 2018 and 2017, respectively. Net cash used in operating activities in the first half of 2018 was negative primarily due to a $38.6 million increase in inventory purchases, which was the result of the build in inventory previously discussed. This was partially offset by increases in accounts payable and customer deposits. Net cash flows used in operating activities in the first six months of 2017 decreased primarily due to a $51.6 million reduction in accounts payable, partially offset by a decline in merchandise inventories of $25.9 million.

Investing Activities. Net cash used in investing activities, primarily for capital expenditures, was $6.6 million and $3.6 million for the six months ended June 30, 2018 and 2017, respectively. Net cash used in capital expenditures in both the six month periods ended June 30, 2018 and 2017 were primarily related to new store openings and our information technology initiatives.

Financing Activities. Net cash provided by financing activities was $18.8 million and $17.1 million for the six months ended June 30, 2018 and 2017, respectively. Net cash provided by financial activities was primarily due to net borrowings of $20 million and $17 million on our revolving credit facility during the six months ended June 30, 2018 and 2017, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our revolving credit facility are exposed to interest rate risk due to the variable rate of the facility. As of June 30, 2018, we had $35 million outstanding under our revolving credit facility.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Governmental Investigations

In March 2015, the Company received a grand jury subpoena issued in connection with a criminal investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia (the “U.S. Attorney”). In addition, on May 19, 2015, July 13, 2015 and March 11, 2016, the Company received subpoenas from the New York Regional Office of the SEC in connection with an inquiry by the SEC staff. Based on the subpoenas and the Company’s discussions to date, the Company believes the focus of both investigations primarily relates to compliance with disclosure, financial reporting and trading requirements under the federal securities laws since 2011. The Company is fully cooperating with the investigations and continues to produce documents and other information responsive to subpoenas and other requests received from the parties. Given that the investigations are still ongoing and that no civil or criminal claims have been brought to date, the Company cannot predict the outcome of the investigations, the timing of the ultimate resolution of these matters, or reasonably estimate the possible range of loss, if any, that may result. Accordingly, no accruals have been made with respect to these matters. Any action by the U.S. Attorney or the SEC with respect to these matters could include civil or criminal proceedings and could involve fines, damage awards, regulatory consequences, or other sanctions which could have a material adverse effect, individually or collectively, on the Company’s liquidity, financial condition or results of operations.

Litigation Relating to Chinese Laminates

Formaldehyde-Abrasion MDLs

Beginning on or about March 3, 2015, numerous purported class action cases were filed in various U.S. federal district courts and state courts involving claims of excessive formaldehyde emissions from the Company’s Chinese-manufactured laminate flooring products. The purported classes consisted of all U.S. consumers that purchased the relevant products during certain time periods. Plaintiffs in these cases challenged the Company’s labeling of its products as compliant with the California Air Resources Board (“CARB”) Regulation and alleged claims for fraudulent concealment, breach of warranty, negligent misrepresentation, and violation of various state consumer protection statutes. The plaintiffs sought various forms of declaratory and injunctive relief and unquantified damages, including restitution, actual, compensatory, consequential, and, in certain cases, punitive damages, as well as interest, costs, and attorneys’ fees incurred by the plaintiffs and other purported class members in connection with the alleged claims. In a series of orders, the United States Judicial Panel on Multidistrict Litigation (the “MDL Panel”) transferred and consolidated the federal cases to the United States District Court for the Eastern District of Virginia (the “Virginia Court”). The consolidated case in the Virginia Court is captioned In re: Lumber Liquidators Chinese-Manufactured Flooring Products Marketing, Sales, Practices and Products Liability Litigation (the “Formaldehyde MDL”).

Beginning on or about May 20, 2015, multiple class actions were filed in the United States District Court for the Central District of California and other district courts located in the place of residence of each non-California plaintiffs consisting of U.S. consumers who purchased the Company’s Chinese-manufactured laminate flooring products challenging certain representations about the durability and abrasion class ratings of such products. These plaintiffs asserted claims for fraudulent concealment, breach of warranty, and violation for various state consumer protection statutes. The plaintiffs did not quantify any alleged damages in these cases; however, in addition to attorneys’ fees and costs, they did seek an order (i) certifying the action as a class action, (ii) adopting the plaintiffs’ class definitions and finding that the plaintiffs are their proper representatives, (iii) appointing their counsel as class counsel, (iv) granting injunctive relief to prohibit the Company from continuing to advertise and/or sell laminate flooring products with false abrasion class ratings, (v) providing restitution of all monies the Company received from the plaintiffs and class members, and (vi) providing damages (actual, compensatory, and consequential), as well as punitive damages. On October 3, 2016, the MDL Panel issued an order transferring and consolidating the abrasion class actions to the Virginia Court.  The consolidated case is captioned In re: Lumber Liquidators Chinese-Manufactured Laminate Flooring Durability Marketing and Sales Practices Litigation (the “Abrasion MDL”).

On March 15, 2018, the Company entered into a settlement agreement to jointly settle the Formaldehyde MDL and the Abrasion MDL.  Under the terms of the settlement agreement, the Company has agreed to fund $22 million (the “Cash Payment”) and provide $14 million in store-credit vouchers for an aggregate settlement amount of $36 million to settle claims brought on behalf of purchasers of Chinese-made laminate flooring sold by the Company between January 1, 2009 and May 31, 2015.  The Company may fund the $22 million through a combination of cash and/or common stock.  On June 16, 2018, the Virginia Court issued an order that, among other things, granted preliminary approval of the settlement agreement.  Following the preliminary approval and pursuant to the terms of the settlement agreement, the Company, in June, paid $500 thousand for settlement administration costs, which is part of the Cash Payment, to the settlement escrow account.  A Final Approval and Fairness Hearing is currently scheduled for October 3, 2018.  There can be no assurance that the settlement agreement will be approved at the Final Approval and Fairness Hearing or as to the ultimate outcome of the litigation.  If a final, court-approved settlement is not reached, the Company will defend the litigation vigorously and believes there are meritorious defenses and legal standards that must be met for class certification and success on the merits.  To date, insurers have denied coverage with respect to the Formaldehyde MDL and Abrasion MDL.  The $36 million aggregate settlement amount was accrued in 2017.

In addition to those purchasers who elect to opt out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims, or violation of state consumer protection statutes that remain pending (collectively, the “Remaining Laminate Matters”).  Certain of these Remaining Laminate Matters were settled in the first and second quarters of 2018.  The Company recognized a $1 million charge during the fourth quarter of 2017, a $250 thousand charge in the first quarter of 2018, and a $2.7 million charge in the second quarter for these Remaining Laminate Matters.  While the Company believes that a further loss associated with the Opt Outs and Remaining Laminate Matters is possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided.  Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

Canadian Litigation

On or about April 1, 2015, Sarah Steele (“Steele”) filed a purported class action lawsuit in the Ontario, Canada Superior Court of Justice against the Company.  In the complaint, Steele’s allegations include strict liability, breach of implied warranty of fitness for a particular purpose, breach of implied warranty of merchantability, fraud by concealment, civil negligence, negligent misrepresentation, and breach of implied covenant of good faith and fair dealing.  Steele did not quantify any alleged damages in her complaint, but seeks compensatory damages, punitive, exemplary and aggravated damages, statutory remedies, attorneys’ fees and costs.  While the Company believes that a further loss associated with the Steele litigation is possible, the Company is unable to reasonably estimate the amount or range of possible loss.

Litigation Relating to Bamboo Flooring

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring that the Company sells is defective.  On February 2, 2018, plaintiffs filed their Fifth Amended Complaint, and plaintiffs have narrowed the complaint to the Company’s Morning Star Strand Bamboo flooring (the “Strand Bamboo Product”) sold to residents of California, Florida, Illinois, Minnesota, Pennsylvania, and West Virginia for personal, family, or household use.  The plaintiffs allege that the Company has engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Strand Bamboo Products and by concealing the Strand Bamboo Product’s defective nature.  The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, the plaintiffs seek a declaration that the Company’s actions violate the law and that it is financially responsible for notifying all purported class members, injunctive relief requiring the Company to replace and/or repair all of the Strand Bamboo Product installed in structures owned by the purported class members, and a declaration that the Company must disgorge, for the benefit of the purported classes, all or part of the profits received from the sale of the allegedly defective Strand Bamboo Product and/or to make full restitution to the plaintiffs and the purported class members. In November 2017, the court granted the plaintiffs’ motion for class certification with respect to the six states.  The Company appealed the decision, but the petition for appeal was denied.  Trial is currently scheduled for February 25, 2019 and, while no resolution has been achieved, the Company has participated in court-ordered mediation sessions.

In addition, there are a number of other claims and lawsuits alleging damages similar to those in the Gold matter.  The Company disputes these and the plaintiffs’ claims in the Gold matter and intends to defend such matters vigorously.  Given the uncertainty of litigation, the Company is unable to estimate the amount of loss, or range of possible loss at this time that may result from these actions.  Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity.

Employment Cases

Mason Lawsuit

On or about August 15, 2017, Ashleigh Mason, Dan Morse, Ryan Carroll and Osagie Ehigie filed a purported class action lawsuit in the United States District Court for the Eastern District of New York on behalf of all current and former store managers, store managers in training, installation sales managers and similarly situated current and former employees holding comparable positions but different titles (collectively, the “Putative Class Employees”) alleging that the Company violated the Fair Labor Standards Act (“FLSA”) and New York Labor Law (“NYLL”) by classifying the Putative Class Employees as exempt. The alleged violations include failure to pay for overtime work. The plaintiffs seek certification of the Putative Class Employees for (i) a collective action covering the period beginning three years and 115 days prior to the filing of the complaint through the disposition of this action for the Putative Class Employees nationwide in connection with FLSA and (ii) a class action covering the period beginning six years and 115 days prior to the filing of the complaint through the disposition of this action for members of the Putative Class Employees who currently are or were employed in New York in connection with NYLL. The plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, the plaintiffs seek class certification, unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages. The Company disputes the claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the substantive inquiry and briefing in the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action and therefore no accrual has been made related to this. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity.

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

Following the issuance of the orders on December 8, 2011, a number of appeals were filed by several parties, including the Company, with the Court of International Trade (“CIT”) challenging, among other things, certain facts and methodologies that may impact the validity of the AD and CVD orders and the applicable rates. The Company participated in appeals of both the AD order and CVD order. On February 15, 2017, the Court of Appeals for the Federal Circuit (“CAFC”) vacated the CIT’s prior decision and remanded with instructions to the DOC to recalculate its AD rate. On remand, the DOC granted a 0% AD rate to eight Chinese suppliers, but did not exclude them permanently from the AD order. Nor did the CIT terminate the AD order. In July 2018, the CIT issued a judgment sustaining the DOC’s calculation of 0% for the eight suppliers, but also excluded three of them from the AD order. Certain of the parties, including the Company, are considering whether to appeal this judgment to the CAFC. The Company is evaluating the impact of the CIT’s judgment on its previously recorded expense related to the AD rates in the original investigation and subsequent annual reviews discussed below. Because of the length of time for finalization of rates as well as appeals, any subsequent adjustment of CVD and AD rates typically flows through a period different from those in which the inventory was originally purchased and/or sold.

In the first DOC annual review in this matter, AD rates for the period from May 26, 2011 through November 30, 2012, and CVD rates from April 6, 2011 through December 31, 2011, were modified to a maximum of 5.92% and a maximum of 0.83%, respectively, which resulted in an additional payment obligation for the Company, based on best estimates and shipments during the applicable window, of $0.8 million. The Company recorded this as a long-term liability on its accompanying consolidated balance sheet and in cost of sales in its second quarter 2015 financial statements. These AD rates have been appealed to the CIT by several parties, including the Company. On remand from the CIT, the DOC has reduced the AD rate to 0.73%. In June 2018, the CIT sustained the reduced AD rate of 0.73% but did remand back to the DOC the issue regarding the calculation of the electricity rate, which, depending on that outcome, may cause a revision to the final AD rate. This ruling from the CIT resulted in the Company reversing the $0.8 million accrual and recording a receivable of approximately $1.3 million in the second quarter of 2018.

The second annual review of the AD and CVD rates was initiated in February 2014. Pursuant to the second annual review, in early July 2015, the DOC finalized the AD rate for the period from December 1, 2012 through November 30, 2013 at a maximum of 13.74% and the CVD rate for the period from January 1, 2012 through December 31, 2012 at a maximum of 0.99%. The Company believes the best estimate of the probable additional amounts owed was $4.1 million for shipments during the applicable time periods, which was recorded as a long-term liability on its accompanying consolidated balance sheet and included in cost of sales in its second quarter 2015 financial statements. Beginning in July 2015, the Company began paying these rates on each applicable purchase. The Company and other parties appealed the AD rates relating to this second annual review to the CIT. In June 2018, the court remanded the case back to the DOC to recalculate several of its adjustments, which is likely to cause a revision to the AD rate. The DOC is expected to issue its recalculation to the CIT by September 2018.

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

In February 2016, the DOC initiated the fourth annual review of AD and CVD rates, which followed a similar schedule as the preceding review. The AD review covered shipments from December 1, 2014 through November 30, 2015. The CVD review covered shipments from January 1, 2014 through December 31, 2014. In May 2017, the DOC issued the final CVD rate in the fourth review, which was a maximum of 1.45%, and, in June 2017, the final AD rate in the fourth review, which was a maximum of 0.00%. In October 2017, petitioners withdrew their CIT appeal of the AD rates. As a result, the CIT dismissed the case and the Company believes these rates are now final. The Company paid AD rates in excess of the final rates during the periods impacted by the fourth annual review in the amount of $2.5 million and recorded a benefit in cost of sales with a corresponding receivable. After collecting part of that receivable, as of June 30, 2018, the Company has a receivable in the amount of $2.1 million in other current assets in its balance sheet.

The DOC initiated the fifth annual review of AD and CVD rates in February 2017. The AD review covers shipments from December 1, 2015 through November 30, 2016. The CVD review covers shipments from January 1, 2015 through December 31, 2015. In June 2018, the DOC issued the final CVD rate in the fifth review, which was a maximum of 0.85% (with one company having a rate of 0.11%). In July 2018, the DOC issued the final AD rate in the fifth review, which was a maximum of 0.00%. In connection with the issuance of the final CVD rate, with one company having a rate of 0.11%, the Company recorded a receivable of less than $100 thousand.

The first 5-year Sunset Review of the AD and CVD orders on multilayered wood flooring (the “Sunset Review”) began in November 2016 at the ITC to determine whether to terminate the orders. The Company participated fully in this Sunset Review. In December 2017, the ITC determined that the AD and CVD orders will remain in place. The appeal of this determination by certain importers was filed but not subsequently pursued.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended June 30, 2018 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Maximum Dollar Value of Shares That May Yet Be Purchased as Part of Publicly Announced Programs[2]
April 1, 2018 to April 30, 2018	—	—	—	—
May 1, 2018 to May 31, 2018	—	—	—	—
June 1, 2018 to June 30, 2018	—	—	—	—
Total	—	—	—	—

[1]	We repurchased 4,914 shares of our common stock, at an average price of $20.92, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended June 30, 2018.
[2]	Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively, and are currently indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. At June 30, 2018, we had approximately $14.7 million remaining under this authorization.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: July 30, 2018	By:	/s/ Martin D. Agard
Martin D. Agard
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

