Form 10-Q
period 2018-09-30
Lumber Liquidators Holdings, Inc.
filed 2018-10-30
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 25, 2018, there are 28,620,308 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2018

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	September 30,	December 31,
	2018	2017
Assets
Current Assets:
Cash and Cash Equivalents	$11,831	$19,938
Merchandise Inventories	304,665	262,280
Prepaid Expenses	7,809	9,108
Other Current Assets	12,143	6,670
Total Current Assets	336,448	297,996
Property and Equipment, net	93,470	100,491
Goodwill	9,693	9,693
Other Assets	3,624	2,615
Total Assets	$443,235	$410,795

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$64,387	$67,676
Customer Deposits and Store Credits	43,513	38,546
Accrued Compensation	8,447	12,101
Sales and Income Tax Liabilities	4,544	4,273
Accrual for Multidistrict Litigations ("MDL") and Related Laminate Matters	37,657	36,960
Other Current Liabilities	19,330	18,605
Total Current Liabilities	177,878	178,161
Other Long-Term Liabilities	18,850	19,787
Revolving Credit Facility	43,000	15,000
Total Liabilities	239,728	212,948

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 31,569 and 31,397 shares issued and 28,620 and 28,490 shares outstanding, respectively)	32	31
Treasury Stock, at cost (2,949 and 2,907 shares, respectively)	(141,808)	(140,875)
Additional Paid-in Capital	212,760	208,629
Retained Earnings	133,711	131,214
Accumulated Other Comprehensive Loss ("AOCL")	(1,188)	(1,152)
Total Stockholders’ Equity	203,507	197,847
Total Liabilities and Stockholders’ Equity	$443,235	$410,795

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net Sales
Net Merchandise Sales	$236,380	$232,830	$721,822	$704,703
Net Services Sales	34,089	24,355	93,893	64,371
Total Net Sales	270,469	257,185	815,715	769,074
Cost of Sales
Cost of Merchandise Sold	144,490	146,458	449,508	442,742
Cost of Services Sold	25,297	18,041	69,243	49,391
Total Cost of Sales	169,787	164,499	518,751	492,133
Gross Profit	100,682	92,686	296,964	276,941
Selling, General and Administrative Expenses	93,987	109,962	292,628	314,512
Operating Income (Loss)	6,695	(17,276)	4,336	(37,571)
Other Expense	547	377	1,214	1,405
Income (Loss) Before Income Taxes	6,148	(17,653)	3,122	(38,976)
Income Tax Expense	225	1,262	625	1,836
Net Income (Loss)	$5,923	$(18,915)	$2,497	$(40,812)
Net Income (Loss) per Common Share—Basic	$0.21	$(0.66)	$0.09	$(1.44)
Net Income (Loss) per Common Share—Diluted	$0.21	$(0.66)	$0.09	$(1.44)
Weighted Average Common Shares Outstanding:
Basic	28,602	28,454	28,552	28,380
Diluted	28,757	28,454	28,769	28,380

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net Income (Loss)	$5,923	$(18,915)	$2,497	$(40,812)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	69	187	(36)	299
Total Other Comprehensive Income (Loss)	69	187	(36)	299
Comprehensive Income (Loss)	$5,992	$(18,728)	$2,461	$(40,513)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Common Stock		Treasury Stock
	Shares	Value	Shares	Value	Additional Capital	Retained Earnings	AOCL	Total Stockholders' Equity

June 30, 2018	28,551	$31	2,935	$(141,542)	$210,953	$127,788	$(1,257)	$195,973
Stock-Based Compensation Expense	-	-	-	-	1,117	-	-	1,117
Exercise of Stock Options	38	-	-	-	690	-	-	690
Release of Restricted Shares	31	1	-	-	-	-	-	1
Common Stock Repurchased	-	-	14	(266)	-	-	-	(266)
Translation Adjustment	-	-	-	-	-	-	69	69
Net Income	-	-	-	-	-	5,923	-	5,923
September 30, 2018	28,620	$32	2,949	$(141,808)	$212,760	$133,711	$(1,188)	$203,507

June 30, 2017	28,414	$31	2,883	$(140,043)	$206,030	$147,140	$(1,344)	$211,814
Stock-Based Compensation Expense	-	-	-	-	1,017	-	-	1,017
Exercise of Stock Options	30	-	-	-	403	-	-	403
Release of Restricted Shares	41	-	-	-	-	-	-	-
Common Stock Repurchased	-	-	21	(742)	-	-	-	(742)
Translation Adjustment	-	-	-	-	-	-	187	187
Net Loss	-	-	-	-	-	(18,915)	-	(18,915)
September 30, 2017	28,485	$31	2,904	$(140,785)	$207,450	$128,225	$(1,157)	$193,764

	Common Stock		Treasury Stock
	Shares	Value	Shares	Value	Additional Capital	Retained Earnings	AOCL	Total Stockholders' Equity

December 31, 2017	28,490	$31	2,907	$(140,875)	$208,629	$131,214	$(1,152)	$197,847
Stock-Based Compensation Expense	-	-	-	-	3,361	-	-	3,361
Exercise of Stock Options	43	-	-	-	770	-	-	770
Release of Restricted Shares	87	1	-	-	-	-	-	1
Common Stock Repurchased	-	-	42	(933)	-	-	-	(933)
Translation Adjustment	-	-	-	-	-	-	(36)	(36)
Net Income	-	-	-	-	-	2,497	-	2,497
September 30, 2018	28,620	$32	2,949	$(141,808)	$212,760	$133,711	$(1,188)	$203,507

December 31, 2016	28,248	$31	2,854	$(139,420)	$202,700	$169,037	$(1,456)	$230,892
Stock-Based Compensation Expense	-	-	-	-	3,403	-	-	3,403
Exercise of Stock Options	88	-	-	-	1,347	-	-	1,347
Release of Restricted Shares	149	-	-	-	-	-	-	-
Common Stock Repurchased	-	-	50	(1,365)	-	-	-	(1,365)
Translation Adjustment	-	-	-	-	-	-	299	299
Net Loss	-	-	-	-	-	(40,812)	-	(40,812)
September 30, 2017	28,485	$31	2,904	$(140,785)	$207,450	$128,225	$(1,157)	$193,764

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net Income (Loss)	$2,497	$(40,812)
Adjustments to Reconcile Net Income (Loss):
Depreciation and Amortization	14,042	13,038
Stock-based Compensation Expense	3,131	3,563
Impairment and Loss on Disposal of Fixed Assets	1,812	1,491
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(44,450)	48,277
Accounts Payable	(3,196)	(78,861)
Customer Deposits and Store Credits	5,079	7,288
Prepaid Expenses and Other Current Assets	1,153	33,144
Accrual for MDL and Related Laminate Matters	2,951	36,000
Other Assets and Liabilities	(8,848)	(1,882)
Net Cash (Used in) Provided by Operating Activities	(25,829)	21,246
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(10,651)	(5,514)
Other Investing Activities	553	819
Net Cash Used in Investing Activities	(10,098)	(4,695)
Cash Flows from Financing Activities:
Borrowings on Revolving Credit Facility	37,000	35,000
Payments on Revolving Credit Facility	(9,000)	(43,000)
Payments on Capital Lease Obligations	—	(351)
Payments on Financed Insurance Obligations	(612)	(367)
Other Financing Activities	(163)	(18)
Net Cash Provided by (Used in) Financing Activities	27,225	(8,736)
Effect of Exchange Rates on Cash and Cash Equivalents	595	771
Net (Decrease) Increase in Cash and Cash Equivalents	(8,107)	8,586
Cash and Cash Equivalents, Beginning of Period	19,938	10,271
Cash and Cash Equivalents, End of Period	$11,831	$18,857

Supplemental disclosure of non-cash operating and financing activities:
Financed Insurance Premiums	$—	$1,346

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

Note 1.	Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hard-surface flooring, and hard-surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, resilient vinyl and porcelain tile flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. The Company also provides in-home delivery and installation services to its customers. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of store locations in metropolitan areas. As of September 30, 2018, the Company’s 409 stores spanned 47 states in the United States (“U.S.”) and included eight stores in Canada. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through its call center in Toano, Virginia, its website, www.lumberliquidators.com, and catalogs published based on planned marketing efforts. The Company finishes the majority of the Bellawood products on its finishing lines in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.” In July of 2018, the Company announced its plan to sell its finishing line equipment to an unaffiliated third-party purchaser and to relocate its corporate headquarters to Richmond, Virginia, in 2019.

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

Results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of future results to be expected for the full year due to a number of factors, including seasonality.

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

The Company performed a recoverability test at June 30, 2018 for the long-lived assets related to its finishing business, since the Company was evaluating a potential sale of the asset group. Based upon the forecasted undiscounted cash flows, the asset group was recoverable. During the third quarter of 2018, the Company decided to exit the finishing business and entered into an agreement to sell this equipment to a third party, which altered the Company’s expectations of future cash flows from these long-lived assets. As a result, the Company tested certain long-lived assets for impairment and recorded a $1.8 million impairment charge within selling, general and administrative (“SG&A”) expenses for the three and nine months ended September 30, 3018 in its accompanying condensed consolidated statements of operations. The charge was measured as the difference between the fair value (Level 2 inputs under ASC 820) of the assets and the carrying value of the related net assets based on the contract to sell to a third party. The Company received $0.5 million in connection with this transaction during the three and nine months ended September 30, 2018 and has $1.3 million in assets held-for-sale, included in Other Current Assets on the Condensed Consolidated Balance Sheet as of September 30, 2018.

During the third quarter of 2017, the Company determined that the carrying value of certain assets that had once been part of a discontinued vertical integration strategy was above its fair value, and recorded an impairment charge of $1.5 million in SG&A expenses in the condensed consolidated statements of operations. The charge was measured as the difference between the fair value (Level 2 inputs under ASC 820) of the assets and the carrying value of the related net assets based on a contract to sell to a third party.

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

The Company generates revenues primarily by retailing merchandise in the form of hardwood and porcelain flooring and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Sales occur through a network of 409 stores, which spanned 47 states including eight stores in Canada at September 30, 2018. In addition, both the merchandise and services can be ordered through a call center and from the Company’s website, www.lumberliquidators.com. The Company’s agreements with its customers are of short duration (less than a year) and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

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

The following table shows the activity in this account for the periods noted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Customer Deposits and Store Credits, Beginning Balance	$(45,347)	$(38,156)	$(38,546)	$(32,639)
New Deposits	(285,047)	(274,914)	(873,450)	(827,698)
Recognition of Revenue	270,469	257,185	815,715	769,074
Sales Tax included in Customer Deposits	16,622	16,489	50,715	49,634
Other	(210)	(447)	2,053	1,786
Customer Deposits and Store Credits, Ending Balance	$(43,513)	$(39,843)	$(43,513)	$(39,843)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 30 days. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels, and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company previously recognized revenue in full, recorded an allowance for expected returns (contra-revenue), and recorded a separate refund liability for expected returns. The Company reduces revenue by the amount of expected returns and records it within accrued expenses and other on the condensed consolidated balance sheet. The Company continues to estimate the amount of returns based on the historical data. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the Other Current Assets caption of the accompanying condensed consolidated balance sheet. This amount was $1.2 million at September 30, 2018. The Company recognizes sales commissions as incurred since the amortization period is less than one year. The Company offers a range of limited warranties for the durability of the finish on its prefinished products. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations. Warranty costs are recorded in Cost of Sales.

In total, we offer hundreds of different flooring products; however, no single flooring product represented a significant portion of our sales mix. By major product category, our sales mix was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017

Solid and Engineered Hardwood, Bamboo and Cork	$89,700	33%	$102,734	40%	$283,987	35%	$322,073	42%
Manufactured Products[1]	98,580	36%	81,172	32%	289,431	35%	233,465	31%
Moldings and Accessories and Other	48,100	18%	48,924	19%	148,404	18%	149,165	19%
Installation and Delivery Services	34,089	13%	24,355	9%	93,893	12%	64,371	8%
Total	$270,469	100%	$257,185	100%	$815,715	100%	$769,074	100%

1 Includes laminate, vinyl, engineered vinyl plank and porcelain tile.

Cost of Sales

Cost of sales includes the cost of products sold, including tariffs, the cost of installation services, and transportation costs from vendors to the Company’s distribution centers or store locations. It also includes any applicable finishing costs related to production of the Company’s proprietary brands, transportation costs from distribution centers to store locations, transportation costs for the delivery of products from store locations to customers, certain costs of quality control procedures, warranty and customer satisfaction costs, inventory adjustments including obsolescence and shrinkage, and costs to produce samples, which are net of vendor allowances.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), which creates ASC Topic 842, Leases, and supersedes the lease accounting requirements in Topic 840, Leases. In summary, Topic 842 requires organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in ASU 2016-02 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Therefore, the new standard will become effective for the Company at the beginning of its 2019 fiscal year. The Company is in the final stages of its implementation of software to track and account for the leases based on the requirements under the new standard and is currently assessing the impact of implementing the new guidance on its consolidated financial statements and financial controls. It is also educating employees on the breadth of the new standard, and has completed review of its contracts for embedded leases. It is evaluating its process for determining the incremental borrowing rate on its lease liability. The Company continues to monitor the FASB’s deliberations surrounding a simplified transition approach and is evaluating the practical expedients provided by that approach as well as those already included in the standard. When implemented, the standard is expected to have a material impact as operating leases will be recognized on the Company’s consolidated balance sheet.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 (“ASU 2018-15”), which provides guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract, as initially published in Accounting Standards Update No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. In summary, the new standard requires customers of cloud computing services to recognize an intangible asset for the software license and, to the extent that payments attributable to the software license are made over time, a liability is also recognized. The new standard also allows customers of cloud computing services to capitalize certain implementation costs. The amendments in ASU 2018-15 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Therefore, the new standard will become effective for the Company at the beginning of its 2020 fiscal year, although early adoption is permitted for all entities. The Company will evaluate the impact of ASU 2018-15 when recording cloud computing arrangements.

Note 3.	Stockholders’ Equity

Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income (Loss)	$5,923	$(18,915)	$2,497	$(40,812)
Weighted Average Common Shares Outstanding—Basic	28,602	28,454	28,552	28,380
Effect of Dilutive Securities:
Common Stock Equivalents	155	—	217	—
Weighted Average Common Shares Outstanding—Diluted	28,757	28,454	28,769	28,380
Net Income (Loss) per Common Share—Basic	$0.21	$(0.66)	$0.09	$(1.44)
Net Income (Loss) per Common Share—Diluted	$0.21	$(0.66)	$0.09	$(1.44)

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock Options	373	687	272	648
Restricted Shares	9	402	9	355

Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to $150 million of the Company’s common stock. At September 30, 2018, the Company had approximately $14.7 million remaining under this authorization. The Company has not repurchased any shares of its common stock under this program in more than three years.

Note 4.	Stock-based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

	Stock Options	Restricted Stock Awards
Options Outstanding/Nonvested RSAs, December 31, 2017	690	480
Granted	199	213
Options Exercised/RSAs Released	(44)	(129)
Forfeited	(94)	(54)
Options Outstanding/Nonvested RSAs, September 30, 2018	751	510

During the nine months ended September 30, 2018, the Company granted 30,887 shares of performance-based restricted stock awards, vesting over three-year period, with a grant date fair value of approximately $0.7 million to certain members of senior management in connection with the achievement of specific key financial metrics measured over a two-year period. The number of awards that will ultimately vest is contingent upon the achievement of these key financial metrics by the end of year two. The Company assesses the probability of achieving these metrics on a quarterly basis. Once these amounts have been determined, half of the shares will vest at the end of year two and the remaining half will vest at the end of year three. These awards are included above in Restricted Stock Awards Granted.

Note 5.	Income Taxes

The Company has a full valuation allowance recorded against its net deferred tax assets which effectively offsets its federal taxes at the statutory rate of 21%. However, it does record tax expense each period for income taxes incurred in certain state and foreign jurisdictions. For the three and nine months ended September 30, 2018, the resulting effective tax rate was 3.6% and 20%, respectively. For the three and nine months ended September 30, 2017, the resulting effective tax rate was (7.2)% and (4.7)%, respectively.

The Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from 35% to 21%, eliminated the 20-year limit on the carryforward of losses, and resulted in the Company remeasuring its existing deferred tax balances in 2017. In addition, generally beginning in 2018, the Tax Act alters the deductibility of certain items (e.g., certain compensation, interest, entertainment expenses), and allows qualifying capital expenditures to be deducted fully in the year of purchase. As of September 30, 2018, the Company has completed an initial analysis of the tax effects of the Tax Act but continues to monitor developments by federal and state rulemaking authorities regarding implementation of the Act. The Company has made reasonable estimates of the effects of the Tax Act on its deferred tax balances based on current information, but may need to adjust as new guidance becomes available.

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

Litigation Relating to Chinese Laminates

Formaldehyde-Abrasion MDLs

On March 15, 2018, the Company entered into a settlement agreement with the lead plaintiffs in the Formaldehyde MDL (as defined in Part II – Item 1 of this Form 10-Q) and Abrasion MDL (as defined in Part II – Item 1 of this Form 10-Q), cases more fully described in the Company’s 2017 Annual Report on Form 10-K. Under the terms of the settlement agreement, the Company has agreed to fund $22 million and provide $14 million in store-credit vouchers for an aggregate settlement of $36 million to settle claims brought on behalf of purchasers of Chinese-made laminate flooring sold by the Company between January 1, 2009 and May 31, 2015. The Company may fund the $22 million through a combination of cash and/or common stock. The settlement agreement is subject to certain contingencies, including court approvals. On June 16, 2018, the United States District Court for the Eastern District of Virginia issued an order that, among other things, granted preliminary approval of the settlement agreement. Following the preliminary approval and pursuant to the terms of the settlement agreement, the Company paid $0.5 million for settlement administration costs, which is part of the cash payment, to a settlement escrow account.  On October 3, 2018, at the Final Approval and Fairness Hearing, the Court approved the settlement.  To date, insurers have denied coverage with respect to the Formaldehyde MDL and Abrasion MDL. The $36 million aggregate settlement amount was accrued within Selling, General and Administrative expense in 2017.

Beginning in early 2019 and for approximately three years, plaintiffs will be able to redeem vouchers for product. Some of the states have alternative expiration dates while others have an indefinite amount of time to redeem vouchers. The Company will account for the sales of these products by relieving the relevant liability, reducing inventory used in the transaction and offsetting SG&A expense for any profit. It will be a non-cash transaction on its statement of cash flows. While the Company believes that the highest rate of activity for the redemption of the vouchers will occur during the first six months of the program and in the last six months before the program’s expiration, the Company does not know the timing or pace of voucher redemption.

In addition to those purchasers who opted out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims, or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”).  Certain of these Related Laminate Matters were settled in the first and second quarters of 2018, while some remain in settlement negotiations. The Company recognized a $1 million charge during the fourth quarter of 2017 and a $3 million charge in the first nine months of 2018 to earnings within selling general and administrative expense for these Related Laminate Matters. As of September 30, 2018 the remaining accrual related to these matters is $2.2 million, which has been included in Accrual for Multidistrict Litigations ("MDL") and Related Laminate Matters on the Condensed Consolidated Balance Sheet. While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is reasonably possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. If the Company incurs losses with the respect to the Opt Outs or further losses with respect to Related Laminate Matters, the ultimate resolution of these actions could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.

Canadian Litigation

On or about April 1, 2015, Sarah Steele (“Steele”) filed a purported class action lawsuit in the Ontario, Canada Superior Court of Justice against the Company.  In the complaint, Steele’s allegations include strict liability, breach of implied warranty of fitness for a particular purpose, breach of implied warranty of merchantability, fraud by concealment, civil negligence, negligent misrepresentation and breach of implied covenant of good faith and fair dealing.  Steele did not quantify any alleged damages in her complaint, but seeks compensatory damages, punitive, exemplary and aggravated damages, statutory remedies, attorneys’ fees and costs.  While the Company believes that a loss associated with the Steele litigation is possible, the Company is unable to reasonably estimate the amount or range of possible loss.

Litigation Relating to Bamboo Flooring

Beginning in 2014, Dana Gold (“Gold”) filed a purported class action lawsuit alleging that certain bamboo flooring that the Company sells (the “Strand Bamboo Product”) is defective (the “Gold matter”). On February 2, 2018, plaintiffs filed their Fifth Amended Complaint, and have narrowed it to Strand Bamboo Product sold to residents of certain states for personal, family, or household use. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, the plaintiffs seek a declaration that the Company’s actions violated the law and that it is financially responsible for notifying all purported class members, injunctive relief requiring the Company to replace and/or repair all of the Strand Bamboo Product installed in structures owned by the purported class members, and a declaration that the Company must disgorge, for the benefit of the purported classes, all or part of the profits received from the sale of the allegedly defective Strand Bamboo Product and/or to make full restitution to the plaintiffs and the purported class members. The Company filed a motion for summary judgment, which is currently pending.  The trial is currently scheduled to begin in February 2019 and, while no resolution has been achieved, the Company has participated in court-ordered mediation sessions.

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

Results by period for the Company are shown below. The column labeled ‘September 30, 2018 Receivable/Liability Balance’ represents the amount the Company would receive or pay as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. It does not include any amounts paid for AD or CVD in the current period at the in-effect rate at that time.

Review Period	Period Covered	Rates at which Company Deposited	Final Rate	September 30, 2018 Receivable/Liability Balance
		Antidumping
1	May 2011 through November 2012	6.78% and 3.3%	0.73%[1]	$1.3 million receivable[1]
2	December 2012 through November 2013	3.30%	13.74%	$4.1 million liability
3	December 2013 through November 2014	3.3% and 5.92%	17.37%	$5.5 million liability
4	December 2014 through November 2015	5.92% and 13.74%	0.0%	$2.1 million receivable
5	December 2015 through November 2016	5.92%, 13.74%, and 17.37%	0.0%[2]	$2.8 million receivable[2]
6	December 2016 through November 2017	17.37% and 0.0%	Pending	NA
7	December 2017 through November 2018	0.0%	Pending	NA
			Included on the Condensed Consolidated Balance Sheet in Other Current Assets	$4.9 million
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$1.3 million
			Included on the Condensed Consolidated Balance Sheet in Other Long-Term Liabilities	$9.6 million

		Countervailing
1&2	April 2011 through December 2012	1.50%	0.83% / 0.99%	$0.2 million receivable
3	January 2013 through December 2013	1.50%	1.38%	$.05 million receivable
4	January 2014 through December 2014	1.50% and 0.83%	1.06%	$.02 million receivable
5	January 2015 through December 2015	0.83% and 0.99%	Final at 0.11% and 0.85%[3]	$.07 million receivable[3]
6	January 2016 through December 2016	0.99% and 1.38%	Pending	NA
7	January 2017 through December 2017	1.38% and 1.06%	Pending	NA
8	January 2018 through December 2018	1.06%	Pending	NA
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$.34 million

1	In June 2018, the Court of International Trade sustained the DOC’s recommendation to reduce the rate for the first annual review period to 0.73% (from 5.92%). As a result, in the second quarter of 2018 the Company reversed its $0.8 million liability and recorded a $1.3 million receivable with a corresponding reduction of Cost of Sales.

2	In July 2018, the DOC issued the final rates for review period 5 at 0.0%. As a result, in the third quarter of 2018 the Company recorded a receivable of $2.8 million with a corresponding reduction of Cost of Sales.

3	In June 2018, the DOC issued the final rates for review period 5 at 0.11% and 0.85% depending on vendor. As a result, in the second quarter of 2018 the Company recorded a receivable of $0.07 million for deposits made at previous preliminary rates, with a corresponding reduction of Cost of Sales.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact on us of any of the following:

•	government investigations and related legal proceedings;
•	other current and former legal proceedings;
•	obligations under various settlement agreements and other compliance matters;
•	impact of liquidity in the settlement of legal proceedings;
•	new laws and regulations, including tariffs;
•	maintenance of valuation allowances on deferred tax assets and the impacts thereof;
•	the inability to open new stores;
•	capital expenditures;
•	anticipating consumer trends;
•	competition;
•	internal controls;
•	funding of the remaining portion of the MDL obligation;
•	increased transportation costs;
•	damage to our assets;
•	disruption in our ability to finish and distribute our products;
•	disruptions related to our corporate headquarters relocation;
•	operating stores in Canada and an office in China;
•	managing third-party installers and product delivery companies;
•	renewing store or warehouse leases;
•	having sufficient suppliers;
•	disruption in our ability to obtain products from our suppliers;
•	our, and our suppliers’, compliance with complex and evolving rules, regulations, and laws at the federal, state, and local level;
•	impact of the Tax Act;
•	product liability claims;
•	obtaining products from abroad, including the effects of tariffs, as well as the effects of antidumping and countervailing duties;
•	disruption in our ability to operate our business due to the impacts from severe weather;
•	availability of suitable hardwood;
•	changes in economic conditions, both domestic and abroad;
•	sufficient insurance coverage;
•	access to capital;
•	managing growth;
•	disruption due to cybersecurity threats;
•	handling of confidential customer information;
•	management information systems disruptions;

•	alternative e-commerce offerings;
•	our advertising strategy;
•	impact of changes in accounting guidance;
•	impact of installation revenue growth on net sales;
•	stock price volatility; and
•	anti-takeover provisions.

Information regarding risks and uncertainties is contained in the Company’s other reports filed with the SEC, including the Item 1A, “Risk Factors,” section of the Form 10-K for the year ended December 31, 2017 and Item 1A, “Risk Factors,” section of this Form 10-Q for the quarter ended September 30, 2018.

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2017.

Overview

Lumber Liquidators is one of the leading specialty retailers of hard-surface flooring in North America, offering a complete purchasing solution across an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, resilient vinyl, engineered vinyl plank, bamboo, engineered bamboo, cork and porcelain tile. At September 30, 2018, we sold our products through 409 Lumber Liquidators stores in 47 states in the United States and in Canada, a call center, websites and catalogs.

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

(iv) Adjusted SG&A as a percentage of sales; (v) Adjusted Operating Income and (vi) Adjusted Operating Income as a percentage of sales. The non-GAAP financial measures should be viewed in addition to, and not in lieu of, financial measures calculated in accordance with GAAP. These supplemental measures may vary from, and may not be comparable to, similarly titled measures by other companies.

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

Executive Summary

We continue to focus on several key initiatives related to our core business that we believe will strengthen our sales and operating margin and provide an improved shopping experience to our customers. These are:

•	Improve operational effectiveness: We have a series of initiatives across each function of the Company aimed at continuous improvement in service, assortment, and value. In merchandising, we are focusing on price point adjacencies to ensure easier, more relevant step-up choices for our customers, along with life-cycle management to manage obsolescence. In marketing, we are fine-tuning our advertising and web messages to improve leverage. In logistics, we have improved visibility to inventory and ensured compliance by integrating our freight forwarder with our purchase order system.

•	Enhance the customer experience: We continue to believe our store model provides a competitive advantage by allowing our associates to assist customers throughout the project design and purchase process in a more intimate environment, from product selection to installation. We implemented a series of digital initiatives to improve how the customer interacts with our brand at various touch points, including improved integration of our online and in-store environments, enhancing our web experience and website performance, investing in digital marketing platforms, as well as greater envisioning functionality and other project management tools. We have also expanded the number of unique floors stocked in our stores.

•	Responsible, compliant sourcing activities: We are committed to selling high-quality, safe products produced in ethical environments to our customer. We make sure that our vendors’ factories and how our products are made meet all laws and mandatory safety standards before any product is shipped to us. We continue to strengthen our vendor partnerships to enable us to source confidently and reliably on a global basis, which supports our ability to innovate and improve margins.

•	Expand our business to better serve our customers: We serve three key segments – our established do-it-yourself customer, the growing do-it-for-me customer, and the professional (the “Pro”) business customer. The initiative to serve the do-it-for-me customer includes enhanced integration of our installation program into the sales process and tactical support by dedicated project coordination teams. With installation services now available in all our stores, we can advertise nationally and scale the program infrastructure. This initiative also includes further enhancements to our value proposition for the Pro, including the introduction of flooring products that meets a broader range of commercial specifications, along with commercial brands in tools and adhesives. We also continue to expand our store network and intend to open 22 new stores in 2018.

Net sales for the third quarter of 2018 increased $13.3 million, or 5.2%, to $270.5 million from $257.2 million in the third quarter of 2017. Net sales in comparable stores increased $5.3 million, or 2.1%, driven by the expansion of installation services, whose sale in comparable stores was up 39%, which more than offset a 1.3% decline in merchandise sales. Net sales in non-comparable stores increased $8.0 million. We opened three new stores in the third quarter.

Gross profit increased 8.6% in the third quarter of 2018 to $100.7 million from $92.7 million in the comparable period in 2017. Gross margin increased to 37.2% in the third quarter of 2018 from 36.0% in the third quarter of 2017. Gross margin was favorably impacted by revisions to antidumping rates (applicable to prior periods) during the third quarter of 2018. Excluding this, which has been summarized in a table later in this MD&A, Adjusted Gross Margin (a non-GAAP measure) increased 20 basis points from the third quarter of 2017 due to a higher mix of manufactured products, particularly engineered vinyl plank, which carry above average gross margins and reduced promotional activity, both of which were partially offset by increased transportation costs and an increased mix of installation sales, which carry lower gross margins.

SG&A expenses decreased 14.5% in the third quarter of 2018 to $94 million from $110 million in the comparable period in 2017. The decrease in SG&A was attributable to the absence of the prior year’s additional $18 million accrual in connection with the MDL and Abrasion MDL. Excluding that and other legacy legal expenses from both periods, Adjusted SG&A (a non-GAAP measure) increased $1.7 million, or 1.9%, primarily as a result of modest increases in occupancy costs, promotional financing and legal fees, offset by a decrease in advertising of $0.7 million.

Operating income was $6.7 million for the three months ended September 30, 2018, which compares to an operating loss of $17.3 million for the three months ended September 30, 2017. Excluding the gross margin and SG&A items discussed above and summarized in the tables below, Adjusted Operating Income (a non-GAAP measure) was $8.6 million, or 3.3% of sales, in 2018, compared to $5.1 million, or 2.0% of sales, in 2017.

Net income for the three months ended September 30, 2018 was $5.9 million, or $0.21 per diluted share, compared to a net loss of $18.9 million, or $0.66 per diluted share, for the three months ended September 30, 2017.

At September 30, 2018, we had $113.7 million in liquidity, comprised of $11.8 million of cash and cash equivalents and availability under our revolving credit facility (including certain limitations) of $101.9 million. We had $43 million outstanding on our revolving credit facility at September 30, 2018, which increased from the $35 million outstanding at the beginning of the quarter, and $15 million outstanding at December 31, 2017. The increased borrowing level was due to an expansion of inventory as we consciously increased our in-stock merchandise across stores, as well as the impact of the 16 stores opened this year. We opened three new stores in the third quarter of 2018, bringing our total store count to 409 as of September 30, 2018.

Results of Operations

We believe the selected sales data, the percentage relationship between net sales and major categories in the consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Improvement
	% of Net Sales		(Decline) in
	Three Months Ended September 30,		Dollar Amounts

	2018	2017	2018 vs. 2017
Net Sales	100.0%	100.0%	5.2%
Gross Profit	37.2%	36.0%	8.6%
Selling, General, and Administrative Expenses	34.7%	42.8%	14.5%
Operating Income (Loss)	2.5%	(6.7)%	138.8%
Other Expense	0.2%	0.2%	(45.4)%
Income (Loss) Before Income Taxes	2.3%	(6.9)%	134.8%
Provision for Income Taxes	0.1%	0.5%	82.3%
Net Income (Loss)	2.2%	(7.4)%	131.3%

	% of Net Sales		% Improvement in
	Nine Months Ended September 30,		Dollar Amounts

	2018	2017	2018 vs. 2017
Net Sales	100.0%	100.0%	6.1%
Gross Profit	36.4%	36.0%	7.2%
Selling, General, and Administrative Expenses	35.9%	40.9%	7.0%
Operating Income (Loss)	0.5%	(4.9)%	111.5%
Other Expense	0.1%	0.2%	13.6%
Income (Loss) Before Income Taxes	0.4%	(5.1)%	108.0%
Provision for Income Taxes	0.1%	0.2%	66.0%
Net Income (Loss)	0.3%	(5.3)%	106.1%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Other Selected Data

Average Sale[1]	5.5%	3.0%	4.9%	3.8%
Average Retail Price per Unit Sold[2]	0.4%	2.2%	(0.8)%	0.5%

Number of Stores Open, end of period	409	387	409	387
Number of Stores Opened in Period	3	2	16	4
Number of Stores Relocated in Period[3]	—	—	—	—

Comparable Stores[4]:
Net Sales	2.1%	3.8%	3.3%	5.8%
Customers Invoiced[5]	(3.4)%	0.8%	(1.6)%	2.0%
Net Sales of Stores Operating for 13 to 36 months	7.9%	8.2%	9.8%	10.8%
Net Sales of Stores Operating for more than 36 months	1.9%	3.5%	3.1%	5.5%

Net Sales in Markets with all Stores Comparable (no cannibalization)	3.2%	4.5%	4.0%	6.5%

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

Net Sales

Net sales for the third quarter of 2018 increased $13.3 million, or 5.2%, from the comparable period in 2017 as net sales in comparable stores increased $5.3 million, or 2.1%, and the net sales in non-comparable stores increased $8 million. The growth in comparable store sales in the quarter was driven by the expansion of installation services, whose sales in comparable stores was up 39%, which more than offset a 1.3% decline in merchandise sales. Installation and delivery services accounted for 12.6% of total sales in the third quarter of 2018 compared to 9.5% of total sales in the third quarter 2017.

Comparable store net sales growth in the quarter reflected a 5.5% increase in average sale and was partially offset by a 3.4% decrease in the number of customers invoiced. The increase in overall average sale in the three and nine months ended September 30, 2018 was driven by larger sales transactions from the additional attachment of installation services to transactions, as well as the growth in the mix of Pro customers. The decline in customers invoiced may in part reflect reduced promotional activity and increased focus on customers seeking installation and the Pro customer, both of which we believe better match our brand’s value proposition and can contribute more to our long-term profitability. Our measures of transactions combines multiple purchases by the same customer in the same month and this amplifies average sale of the Pro customer who may be doing multiple projects. While the sales from installation services continue to add a generous contribution to net sales, we expect that installation revenue growth will be less pronounced as we move closer to the one-year anniversary of the nationwide rollout, which was completed by the end of 2017.

Hurricane Florence that reached land in North Carolina in late September impacted ten of our stores for approximately four days on average, and we estimate this negatively impacted sales by less than $1 million in the quarter.

Net sales for nine months ended September 30, 2018 increased $46.6 million, or 6.1%, from the comparable period in 2017 as net sales in comparable stores increased $25.6 million, or 3.3%, and net sales in non-comparable stores increased $21 million. Comparable store net sales growth in the nine months ended September 30, 2018 consisted of a 4.9% increase in average sale, partially offset by a 1.6% decrease in the number of customers invoiced.

Gross Profit

Gross profit increased $8 million, or 8.6%, in the third quarter of 2018 to $100.7 million from $92.7 million in the comparable period in 2017. Gross margin increased to 37.2% in the third quarter of 2018 from 36.0% in the third quarter of 2017. Gross margin was favorably impacted by revisions to antidumping rates relating to prior periods, which generated income of $2.8 million in the quarter. Excluding that, as set out in the table below, Adjusted Gross Margin (a non-GAAP measure) was 36.2%, an improvement of 20 basis points from the third quarter of 2017. This improvement included 60 basis points of higher merchandise margin predominantly driven by a higher mix of manufactured products that carry relatively higher gross margins, and reduced promotional activity, partially offset by higher transportation costs. The merchandise margin improvement was offset by approximately 40 basis points of impact from the increased mix of installation and delivery services that carry modestly lower margins than merchandise.

Gross profit increased $20.1 million during the nine months ended September 30, 2018 to $297 million from $276.9 million in the comparable period in 2017. Gross margin increased to 36.4% in the first nine months of 2018 from 36.0% in the first nine months of 2017. Gross margin was favorably impacted by revisions to antidumping rates pertaining to prior periods, which generated income of $4.9 million and $2.8 million during the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2017, gross margin was also favorably impacted by a reduction of $1 million in the reserve for the Company’s Air Quality Testing Program. These items are shown in the table below. Excluding these items from both periods, Adjusted Gross Profit (a non-GAAP measure) increased by $18.9 million and Adjusted Gross Margin (a non-GAAP measure) increased by 30 basis points, in the nine months ended September 30, 2018 as compared to nine months ended September 30, 2017. This increase was a net of the benefit of a higher mix of manufactured products, particularly engineered vinyl plank, which carry above average gross margins, and the negative impact of increased transportation costs and an increased mix of installation sales, which carry lower gross margins.

We believe that each of the items shown below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	(dollars in thousands)				(dollars in thousands)
Gross Profit/Margin, as reported (GAAP)	$100,682	37.2%	$92,686	36.0%	$296,964	36.4%	$276,941	36.0%

Antidumping Income [1]	(2,822)	(1.0)%	—	—	(4,948)	(0.6)%	(2,797)	(0.4)%
Indoor Air Quality Testing Program Income [2]	—	—	—	—	—	—	(993)	(0.1)%
Total	(2,822)	(1.0)%	—	—	(4,948)	(0.6)%	(3,790)	(0.5)%

Adjusted Gross Profit/Margin, (a non-GAAP measure)	$97,860	36.2%	$92,686	36.0%	$292,016	35.8%	$273,151	35.5%

1 We recognized countervailing and antidumping income of $2.8 million and $4.9 million associated with applicable prior-year shipments of engineered hardwood from China for the three and nine months ended September 30, 2018, respectively, and $2.8 million of income for the nine months ended September 30, 2017.

2 In the second quarter 2017, we reduced the reserve that had been established in a prior period for estimated costs to be incurred related to our indoor air quality testing program by approximately $1 million. This reserve was recorded in other current liabilities in the condensed consolidated balance sheet.

Tariffs

We source approximately 45% of our products from China. Virtually all of these products had a 10% tariff imposed upon them in recent months and many of these products are at risk to have tariffs increased to 25% as of January 1, 2019. We have several approaches to address this situation including adjusting our pricing, partnering with current vendors to lower costs, and altering our supply chain to source the same or similar products from other countries at lower costs. We continue to monitor market pricing and promotional strategies to inform and guide our decisions. As we examine each product, we employ one or more of the above approaches in an effort to mitigate the impacts of these tariffs. Changes in costs from vendors or due to tariffs do not have an immediate impact to the statement of operations as these tariffs are inventoried and affect the income statement as the products are subsequently sold to customers. Price changes to the consumer affect the income statement more immediately, as does consumer demand. In the fourth quarter, we expect a slight negative impact from the tariffs on our overall profitability.

Selling, General and Administrative Expenses

SG&A expenses decreased $16 million, or 14.5%, in the third quarter of 2018 to $94 million from $110 million in the comparable period in 2017. The decrease in SG&A was attributable to the absence of the prior year’s additional $18 million accrual in the third quarter of 2017 in connection with the Formaldehyde MDL and Abrasion MDL and other legacy legal expenses. These items are shown in the table below. Excluding these items from both periods, Adjusted SG&A (a non-GAAP measure) increased $1.7 million, or 1.9%, primarily as a result of a $1 million increase in occupancy costs reflecting 22 more stores than a year ago, and modest increases in promotional financing and legal fees, offset by a $0.7 million reduction in advertising.

SG&A expenses decreased $21.9 million, or 7%, in the nine months ended September 30, 2018 to $292.6 million from $314.5 million in the comparable period in 2017. The decrease in SG&A was attributable to the absence of the prior year’s $36 million accrual in the first nine months of 2017 in connection with the Formaldehyde MDL and Abrasion MDL and other legacy legal expenses. These items are shown in the table below. Excluding these items from both periods, Adjusted SG&A (a non-GAAP measure) increased by $10.3 million, or 3.9%, in the nine months ended September 30, 2018 as compared to the year ago period, primarily driven by increases in payroll of $3.9 million, promotional financing fees of $2.6 million, occupancy of $2.1 million related to new stores, depreciation of $1 million due to accelerated depreciation on the finishing line prior to its reclassification as a held-for-sale asset and modest increases in other areas, while advertising was essentially flat to last year.

We believe that each of these items can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	(dollars in thousands)				(dollars in thousands)
SG&A, as reported (GAAP)	$93,987	34.7%	$109,962	42.8%	$292,628	35.9%	$314,512	40.9%

Accrual for MDLs and Related Laminate Matters [1]	—	—	18,000	7.0%	2,951	0.4%	36,000	4.7%
Legal and Professional Fees [2]	2,991	1.1%	2,940	1.1%	9,382	1.2%	8,874	1.2%
All Other [3]	1,769	0.7%	1,459	0.6%	1,769	0.2%	1,459	0.1%
Sub-Total Items above	4,760	1.8%	22,399	8.7%	14,102	1.8%	46,333	6.0%

Adjusted SG&A, (a non-GAAP measure)	$89,227	32.9%	$87,563	34.1%	$278,526	34.1%	$268,179	34.9%

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

3 All Other in 2018 represents an impairment of certain assets related to our decision to exit the finishing business; in 2017, All Other represents an impairment of certain assets related to a vertical integration initiative we have discontinued.

Operating Income (Loss) and Operating Margin

Operating income for the three and nine months ended September 30, 2018 was $6.7 million and $4.3 million, respectively, compared to an operating loss of $17.3 million and $37.6 million in the comparable periods in 2017. Excluding the items shown below, Adjusted Operating Income (a non-GAAP measure) was $8.6 million, or 3.3% of sales, and $13.5 million, or 1.7% of sales, respectively, for the three and nine months ended September 30, 2018 compared to an Adjusted Operating Income (a non-GAAP measure) of $5.1 million, or 2.0% of sales, and $5.0 million, or 0.6% of sales, for the three and nine months ended September 30, 2017, respectively. This improvement was driven by revenue growth, improved gross margin and leveraging SG&A expenses.

We believe that each of these items can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	(dollars in thousands)				(dollars in thousands)
Operating Income (Loss), as reported (GAAP)	$6,695	2.5%	$(17,276)	(6.7)%	$4,336	0.5%	$(37,571)	(4.9)%

Gross Margin Items:
Antidumping Income [1]	(2,822)	(1.0)%	—	—	(4,948)	(0.6)%	(2,797)	(0.4)%
Indoor Air Quality Testing Program Income [2]	—	—	—	—	—	—	(993)	(0.1)%
Gross Margin Subtotal	(2,822)	(1.0)%	—	—	(4,948)	(0.6)%	(3,790)	(0.5)%

SG&A Items:
Accrual for MDLs and Related Laminate Matters [3]	—	—	18,000	7.0%	2,951	0.4%	36,000	4.7%
Legal and Professional Fees [4]	2,991	1.1%	2,940	1.1%	9,382	1.2%	8,874	1.2%
All Other [5]	1,769	0.7%	1,459	0.6%	1,769	0.2%	1,459	0.1%
SG&A Subtotal	4,760	1.8%	22,399	8.7%	14,102	1.8%	46,333	6.0%

Adjusted Operating Income (a non-GAAP measure)	$8,633	3.3%	$5,123	2.0%	$13,490	1.7%	$4,972	0.6%

1,2 See the Gross Margin section above for more detailed explanations of these individual items.

3,4,5 See the SG&A section above for more detailed explanations of these individual items.

Provision for Income Taxes

We have a full valuation allowance recorded against our net deferred tax assets which effectively offsets our federal taxes at the statutory rate of 21%. However, we record as tax expense each period for income taxes incurred in certain state and foreign jurisdictions. For the three and nine months ended September 30, 2018, the resulting effective tax rate was 3.6% and 20%, respectively. For the three and nine months ended September 30, 2017, the resulting effective tax rate was (7.2)% and (4.7)%, respectively.

The Tax Act was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from 35% to 21%, eliminated the 20-year limit on the carryforward of losses, and resulted in the Company remeasuring our existing deferred tax balances in 2017. In addition, generally beginning in 2018, the Tax Act alters the deductibility of certain items (e.g., certain compensation, interest, entertainment expenses), and allows qualifying capital expenditures to be deducted fully in the year of purchase. As of September 30, 2018, we have completed an initial analysis of the tax effects of the Tax Act but continue to monitor developments by federal and state rulemaking authorities regarding implementation of the Tax Act. We have made reasonable estimates of the effects of the Tax Act on our deferred tax balances based on current information, but may need to adjust as new guidance becomes available.

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

Diluted Earnings per Share

Net income for the three months ended September 30, 2018 was $5.9 million, or $0.21 per diluted share, compared to a net loss of $18.9 million, resulting in a loss of $0.66 per diluted share, for the three months ended September 30, 2017. Net income for the first nine months of 2018 was $2.5 million, or $0.9 per diluted share, compared to a net loss $40.8 million, resulting in a loss of $1.44 per diluted share, for the first nine months of 2017.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, working capital and general corporate purposes. We periodically use excess cash flow to repurchase shares of our common stock under our stock repurchase program, however, our share repurchase plan is indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. Our principal sources of liquidity at September 30, 2018 were cash and cash equivalents of $11.8 million and availability under our revolving credit facility. The outstanding balance of our revolving credit facility was $43 million at September 30, 2018, which left availability under the facility of $101.9 million (including certain limitations). As of September 30, 2018, our revolving credit facility carried an interest rate of 3.875%. We believe that cash flow from operations, together with existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures for the next 12 months.

In 2018, we expect to make capital expenditures of $14 million to $16 million. Included in our capital expenditures estimate, is the funding to open 22 stores in 2018 and to remodel and/or relocate some existing stores while continuing to focus on our current store base. We currently expect to use liquidity to build inventory by $10 million to 15 million on a seasonal basis over the next few quarters, and fund the remaining cash portion of the Formaldehyde MDL and Abrasion Formaldehyde MDL and Abrasion MDL obligation of $21.5 million in the fourth quarter of 2018 by borrowing additional funds from our revolving credit facility.

Cash and Cash Equivalents

During the first nine months of 2018, cash and cash equivalents decreased $8.1 million to $11.8 million. The decrease of cash and cash equivalents was primarily due to $25.8 million of net cash used in operating activities, mainly reflecting the increase in inventory, as we improved in-stock positions across our stores. We also used $10.7 million for capital expenditures and borrowed a net $28 million under our revolving credit facility. We expect to use $10 million to $15 million in liquidity to build inventory on a seasonal basis over the next few quarters, and we will use $21.5 million in liquidity to fund the MDL obligation in the fourth quarter.

During the first nine months of 2017, cash and cash equivalents increased $8.6 million to $18.9 million. The increase of cash and cash equivalents was primarily due to more than $20 million of net cash provided by operating activities, primarily reflecting the reduction in inventory and receipt of our 2016 tax refund, offset by reductions in accounts payable, and also offset by $4.7 million used for capital expenditures and $8 million of net payments under the revolving credit facility.

Merchandise Inventories

Merchandise inventories at September 30, 2018 increased $42.4 million from December 31, 2017, as we have increased the number of unique flooring items stocked in our stores, and raised inventory in our distribution centers to improve our in-stock positions. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of	As of	As of
	September 30, 2018	December 31, 2017	September 30, 2017
	(in thousands)
Inventory – Available for Sale	$267,855	$226,750	$236,847
Inventory – Inbound In-Transit	36,810	35,530	16,102
Total Merchandise Inventories	$304,665	$262,280	$252,949

Available Inventory Per Store	$655	$577	$612

Available inventory per store at September 30, 2018 was higher than at both December 31, 2017 and September 30, 2017 primarily due to an initiative to have, on hand in our stores, our top-selling floors and expanding our engineered assortment with new looks to meet customer demand. We expect inventory to be in the range of $315 million to $325 million through the balance of the year and early 2019, which also reflects the inventory value of tariffs and potential purchases of Chinese-sourced products in advance of the anticipated increase in tariff rates.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning.

Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net Cash (used in) provided by:
Operating Activities	$(25,829)	$21,246
Investing Activities	(10,098)	(4,695)
Financing Activities	27,225	(8,736)
Effect of Exchange Rates	595	771
Total	$(8,107)	$8,586

Operating Activities. Net cash used in operating activities was $25.8 million for the nine months ended September 30, 2018 compared to net cash provided by operating activities of $21.2 million for the nine months ended September 30, 2017. Net cash used in operating activities in the first nine months of 2018 was negative primarily due to a $44.5 million increase in inventory purchases, which was the result of the build in inventory previously discussed; absent this, cash from operating activities would have been a positive $18.7 million. Net cash provided by operating activities in the first nine months of 2017 was impacted by a $29.2 million tax refund related to our 2016 carry-back return, and a $48.3 million reduction in merchandise inventories, offset by a $78.9 million reduction in accounts payable.

Investing Activities. Net cash used in investing activities, primarily for capital expenditures, was $10.1 million and $4.7 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash used in capital expenditures in both the nine month periods ended September 30, 2018 and 2017 was primarily related to new store openings and our information technology initiatives.

Financing Activities. Net cash provided by financing activities was $27.2 million for the nine months ended September 30, 2018, and net cash used in financing activities was $8.7 million for the nine months ended September 30, 2017. Net cash provided by financing activities in the first nine months of 2018 was primarily due to net borrowings of $28 million to finance the increase in inventory, and net cash used in financing activities in the first nine months of 2017 was primarily due to $8 million in net payments on the revolving credit facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our revolving credit facility are exposed to interest rate risk due to the variable rate of the facility. As of September 30, 2018, we had $43 million outstanding under our revolving credit facility.

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

Litigation Relating to Chinese Laminates

Formaldehyde-Abrasion MDLs

Beginning on or about March 3, 2015, numerous purported class action cases were filed in various U.S. federal district courts and state courts involving claims of excessive formaldehyde emissions from the Company’s Chinese-manufactured laminate flooring products. The purported classes consisted of all U.S. consumers that purchased the relevant products during certain time periods. Plaintiffs in these cases challenged the Company’s labeling of its products as compliant with the California Air Resources Board Regulation and alleged claims for fraudulent concealment, breach of warranty, negligent misrepresentation and violation of various state consumer protection statutes. The plaintiffs sought various forms of declaratory and injunctive relief and unquantified damages, including restitution, actual, compensatory, consequential and, in certain cases, punitive damages, as well as interest, costs and attorneys’ fees incurred by the plaintiffs and other purported class members in connection with the alleged claims. In a series of orders, the United States Judicial Panel on Multidistrict Litigation (the “MDL Panel”) transferred and consolidated the federal cases to the United States District Court for the Eastern District of Virginia (the “Virginia Court”). The consolidated case in the Virginia Court is captioned In re: Lumber Liquidators Chinese-Manufactured Flooring Products Marketing, Sales, Practices and Products Liability Litigation (the “Formaldehyde MDL”).

Beginning on or about May 20, 2015, multiple class actions were filed in the United States District Court for the Central District of California and other district courts located in the place of residence of each non-California plaintiffs consisting of U.S. consumers who purchased the Company’s Chinese-manufactured laminate flooring products challenging certain representations about the durability and abrasion class ratings of such products. These plaintiffs asserted claims for fraudulent concealment, breach of warranty and violation for various state consumer protection statutes. The plaintiffs did not quantify any alleged damages in these cases; however, in addition to attorneys’ fees and costs, they did seek an order (i) certifying the action as a class action, (ii) adopting the plaintiffs’ class definitions and finding that the plaintiffs are their proper representatives, (iii) appointing their counsel as class counsel, (iv) granting injunctive relief to prohibit the Company from continuing to advertise and/or sell laminate flooring products with false abrasion class ratings, (v) providing restitution of all monies the Company received from the plaintiffs and class members and (vi) providing damages (actual, compensatory and consequential), as well as punitive damages. On October 3, 2016, the MDL Panel issued an order transferring and consolidating the abrasion class actions to the Virginia Court.  The consolidated case is captioned In re: Lumber Liquidators Chinese-Manufactured Laminate Flooring Durability Marketing and Sales Practices Litigation (the “Abrasion MDL”).

On March 15, 2018, the Company entered into a settlement agreement to jointly settle the Formaldehyde MDL and the Abrasion MDL.  Under the terms of the settlement agreement, the Company has agreed to fund $22 million (the “Cash Payment”) and provide $14 million in store-credit vouchers for an aggregate settlement amount of $36 million to settle claims brought on behalf of purchasers of Chinese-made laminate flooring sold by the Company between January 1, 2009 and May 31, 2015.  The Company may fund the $22 million through a combination of cash and/or common stock.  On June 16, 2018, the Virginia Court issued an order that, among other things, granted preliminary approval of the settlement agreement.  Following the preliminary approval and pursuant to the terms of the settlement agreement, the Company, in June, paid $0.5 million for settlement administration costs, which is part of the Cash Payment, to the settlement escrow account.  On October 3, 2018, at the Final Approval and Fairness Hearing the Court approved the settlement.  To date, insurers have denied coverage with respect to the Formaldehyde MDL and Abrasion MDL.  The $36 million aggregate settlement amount was accrued in 2017.

In addition to those purchasers who elected to opt out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims or violation of state consumer protection statutes that remain pending (collectively, the “Remaining Laminate Matters”).  Certain of these Remaining Laminate Matters were settled in the first and second quarters of 2018.  The Company recognized a $1 million charge to earnings within selling general and administrative expense during the fourth quarter of 2017 and a $3 million charge to earnings within selling general and administrative expense in the first nine months of 2018 for these Remaining Laminate Matters.  While the Company believes that a further loss associated with the Opt Outs and Remaining Laminate Matters is possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided.  Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

Canadian Litigation

On or about April 1, 2015, Sarah Steele (“Steele”) filed a purported class action lawsuit in the Ontario, Canada Superior Court of Justice against the Company.  In the complaint, Steele’s allegations include strict liability, breach of implied warranty of fitness for a particular purpose, breach of implied warranty of merchantability, fraud by concealment, civil negligence, negligent misrepresentation and breach of implied covenant of good faith and fair dealing.  Steele did not quantify any alleged damages in her complaint, but seeks compensatory damages, punitive, exemplary and aggravated damages, statutory remedies, attorneys’ fees and costs.  While the Company believes that a further loss associated with the Steele litigation is possible, the Company is unable to reasonably estimate the amount or range of possible loss.

Litigation Relating to Bamboo Flooring

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring that the Company sells is defective.  On February 2, 2018, plaintiffs filed their Fifth Amended Complaint, and plaintiffs have narrowed the complaint to the Company’s Morning Star Strand Bamboo flooring (the “Strand Bamboo Product”) sold to residents of California, Florida, Illinois, Minnesota, Pennsylvania and West Virginia for personal, family or household use.  The plaintiffs allege that the Company has engaged in unfair business practices and unfair competition by falsely representing the quality and characteristics of the Strand Bamboo Products and by concealing the Strand Bamboo Product’s defective nature.  The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, the plaintiffs seek a declaration that the Company’s actions violate the law and that it is financially responsible for notifying all purported class members, injunctive relief requiring the Company to replace and/or repair all of the Strand Bamboo Product installed in structures owned by the purported class members and a declaration that the Company must disgorge, for the benefit of the purported classes, all or part of the profits received from the sale of the allegedly defective Strand Bamboo Product and/or to make full restitution to the plaintiffs and the purported class members. In November 2017, the court granted the plaintiffs’ motion for class certification with respect to the six states.  The Company appealed the decision, but the petition for appeal was denied.  The Company filed a motion for summary judgment, which is currently pending.  Trial is currently scheduled for February 25, 2019 and, while no resolution has been achieved, the Company has participated in court-ordered mediation sessions.

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

Kramer Lawsuit

On or about November 17, 2017, Robert J. Kramer, on behalf of himself and all others similarly situated (collectively, the “Kramer Plaintiffs”) filed a purported class action lawsuit in the Superior Court of California, County of Sacramento on behalf of all current and former store managers, all others with similar job functions and/or titles and all current and former employees classified as non-exempt or incorrectly classified as exempt and who worked for the Company in the State of California (collectively, the “CSM Employees”) alleging violation of the California Labor Code including, among other items, failure to pay wages and overtime and engaging in unfair business practices. The Kramer Plaintiffs seek certification of the CSM Employees for a class action covering the prior four-year period prior to the filing of the complaint through the disposition of this action for the CSM Employees who currently are or were employed in California (the “California SM Class”). The Kramer Plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, the Kramer Plaintiffs seek unspecified amounts for unpaid wages and overtime wages, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages. The Company disputes the Kramer Plaintiffs’ claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action and therefore no accrual has been made related to this. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring (“Petitioners”) filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to companies importing multilayered wood flooring from Chinese suppliers subject to the AD and CVD orders. The Company’s multilayered wood flooring imports from China accounted for approximately 8% and 7% of its flooring purchases in 2017 and 2016, respectively. The Company’s consistent view through the course of this matter has been, and remains, that its imports are neither dumped nor subsidized.

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

Following the issuance of these orders, a number of appeals were filed by several parties, including the Company, with the Court of International Trade (“CIT”) challenging, among other things, certain facts and methodologies that may impact the validity of the AD and CVD orders and the applicable rates. The Company participated in appeals of both the AD order and CVD order. On February 15, 2017, the Court of Appeals for the Federal Circuit (“CAFC”) vacated the CIT’s prior decision and remanded with instructions to the DOC to recalculate its AD rate. On remand, the DOC granted a 0% AD rate to eight Chinese suppliers, but did not exclude them permanently from the AD order. Nor did the CIT terminate the AD order. In July 2018, the CIT issued a judgment sustaining the DOC’s calculation of 0% for the eight suppliers, but also excluded three of them from the AD order. Certain Chinese suppliers and the Petitioners have appealed this judgment to the CAFC. The Company is evaluating the impact of the CIT’s judgment on its previously recorded expense related to the AD rates in the original investigation and subsequent annual reviews discussed below. Because of the length of time for finalization of rates as well as appeals, any subsequent adjustment of CVD and AD rates typically flows through a period different from those in which the inventory was originally purchased and/or sold.

In the first DOC annual review in this matter, AD rates for the period from May 26, 2011 through November 30, 2012, and CVD rates from April 6, 2011 through December 31, 2011, were modified to a maximum of 5.92% and a maximum of 0.83%, respectively, which resulted in an additional payment obligation for the Company, based on best estimates and shipments during the applicable window, of $0.8 million. The Company recorded this as a long-term liability on its accompanying consolidated balance sheet and in cost of sales in its second quarter 2015 financial statements. These AD rates were appealed to the CIT by several parties, including the Company. On remand from the CIT, the DOC has reduced the AD rate to 0.73%. In June 2018, the CIT sustained the reduced AD rate of 0.73% but did remand back to the DOC the issue regarding the calculation of the electricity rate, which, depending on that outcome, may cause a revision to the final AD rate. This ruling from the CIT resulted in the Company reversing the $0.8 million accrual and recording a receivable of approximately $1.3 million during the second quarter of 2018.

The second annual review of the AD and CVD rates was initiated in February 2014. Pursuant to the second annual review, in early July 2015, the DOC finalized the AD rate for the period from December 1, 2012 through November 30, 2013 at a maximum of 13.74% and the CVD rate for the period from January 1, 2012 through December 31, 2012 at a maximum of 0.99%. The Company believes the best estimate of the probable additional amounts owed was $4.1 million for shipments during the applicable time periods, which was recorded as a long-term liability on its accompanying consolidated balance sheet and included in cost of sales in its second quarter 2015 financial statements. Beginning in July 2015, the Company began paying these rates on each applicable purchase. The Company and other parties appealed the AD rates relating to this second annual review to the CIT. In June 2018, the court remanded the case back to the DOC to recalculate several of its adjustments, which is likely to cause a revision to the AD rate. The DOC has requested an extension to issue its recalculation to the CIT until November 2018.

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

In February 2016, the DOC initiated the fourth annual review of AD and CVD rates, which followed a similar schedule as the preceding review. The AD review covered shipments from December 1, 2014 through November 30, 2015. The CVD review covered shipments from January 1, 2014 through December 31, 2014. In May 2017, the DOC issued the final CVD rate in the fourth review, which was a maximum of 1.45%, and, in June 2017, the final AD rate in the fourth review, which was a maximum of 0.00%. In October 2017, Petitioners withdrew their CIT appeal of the AD rates. As a result, the CIT dismissed the case and these rates are now final. The Company paid AD rates in excess of the final rates during the periods impacted by the fourth annual review in the amount of $2.5 million and recorded a benefit in cost of sales with a corresponding receivable. After collecting part of that receivable, as of September 30, 2018, the Company has a receivable in the amount of $2.1 million in other current assets in its balance sheet.

The DOC initiated the fifth annual review of AD and CVD rates in February 2017. The AD review covers shipments from December 1, 2015 through November 30, 2016. The CVD review covers shipments from January 1, 2015 through December 31, 2015. In June 2018, the DOC issued the final CVD rate in the fifth review, which was a maximum of 0.85% (with one company having a rate of 0.11%). In July 2018, the DOC issued the final AD rate in the fifth review, which was a maximum of 0.00% and, as of September 30, 2018, the Company has a receivable in the amount of $2.8 million in other current assets in its balance sheet. In connection with the issuance of the final CVD rate, with one company having a rate of 0.11%, the Company recorded a receivable of less than $100 thousand.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K and this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. We do not believe there have been any material changes to those risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2017, except as follows:

Our ability and cost to obtain cost-effective products from China and other international suppliers and the operations of many of our international suppliers are subject to risks that are beyond our control and that could harm our operations and profitability.

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

We source approximately 45% of our products from China. Virtually all of these products had a 10% tariff imposed upon them in recent months and many of these products are at risk to have tariffs increased to 25% as of January 1, 2019. Potential costs and any attendant impact on pricing arising from these tariffs could have a material adverse effect on our results of operations, financial condition and liquidity.

These and other factors beyond our control could disrupt the ability of our suppliers to ship certain products to us cost-effectively or at all, which could harm our operations. If our product costs and consumer demand are adversely affected by foreign trade issues (including import tariffs and other trade restrictions with China), our sales and profitability may suffer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended September 30, 2018 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Maximum Dollar Value of Shares That May Yet Be Purchased as Part of Publicly Announced Programs[2]
July 1, 2018 to July 31, 2018	—	—	—	—
August 1, 2018 to August 31, 2018	—	—	—	—
September 1, 2018 to September 30, 2018	—	—	—	—
Total	—	—	—	—

1 We repurchased 13,970 shares of our common stock, at an average price of $19.02, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended September 30, 2018.

2 Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively, and are currently indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. At September 30, 2018, we had approximately $14.7 million remaining under this authorization.

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

LUMBER LIQUIDATORS HOLDINGS, INC. (Registrant)

Date: October 29, 2018	By:	/s/ Martin D. Agard
Martin D. Agard
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Severance Agreement, dated as of July 26, 2018, between the Company and Dennis R. Knowles (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33767), filed July 31, 2018)

10.2	Severance Agreement, dated as of July 26, 2018, between the Company and Martin D. Agard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33767), filed July 31, 2018)

10.3	Severance Agreement, dated as of July 26, 2018, between the Company and M. Lee Reeves (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33767), filed July 31, 2018)

31.1	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

