Form 10-K
period 2018-12-31
Lumber Liquidators Holdings, Inc.
filed 2019-03-18
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number:  001‑33767

Lumber Liquidators Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27‑1310817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 John Deere Road, Toano, Virginia	23168
(Address of principal executive offices)	(Zip Code)

(757) 259‑4280

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).  Yes ☐   No ☒

As of June 30, 2018, the last business day of the registrant’s most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $686.4 million based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 1, 2019:

Title of Class	Number of Shares
Common Stock, $0.001 par value	28,640,264

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2019 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2018.

LUMBER LIQUIDATORS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10‑K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENT

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995.  These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements.  These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact on us of any of the following:

•	the outcomes of government investigations and legal proceedings, and the related impact on liquidity;
•	reputational harm;
•	obligations related to and impacts of new laws and regulations, including pertaining to tariffs;
•	obtaining products from abroad, including the effects of tariffs, as well as the effects of antidumping and countervailing duties;
•	obligations under various settlement agreements and other compliance matters;
•	disruptions related to our corporate headquarters relocation;
•	impact of the Tax Cuts and Jobs Act (the “Tax Act”);
•	the inability to open new stores and fund other capital expenditures needs;
•	managing growth;
•	increased transportation costs;
•	damage to our assets;
•	disruption in our ability to distribute our products;
•	operating stores in Canada and an office in China;
•	managing third-party installers and product delivery companies, including the quality of service;
•	renewing store or warehouse leases;
•	having sufficient suppliers;
•	our, and our suppliers’, compliance with complex and evolving rules, regulations, and laws at the federal, state, and local level;
•	disruption in our ability to obtain products from our suppliers;
•	product liability claims;
•	availability of suitable hardwood, including due to disruptions from the impacts of severe weather;
•	changes in economic conditions, both domestic and abroad;
•	sufficient insurance coverage;
•	access to capital;
•	disruption due to cybersecurity threats;
•	the handling of confidential customer information, including the impacts from the California Consumer Privacy Act;
•	management information systems disruptions;
•	alternative e-commerce offerings;
•	our advertising strategy;
•	anticipating consumer trends;
•	competition;
•	impact of changes in accounting guidance, including implementation guidelines and interpretations;
•	maintenance of valuation allowances on deferred tax assets and the impacts thereof;
•	internal controls;
•	stock price volatility; and
•	anti-takeover provisions.

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

PART I

Item 1. Business.

Overview

Lumber Liquidators is one of the leading specialty retailers of hard-surface flooring in North America, offering a complete purchasing solution across an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, resilient vinyl, waterproof vinyl plank and porcelain tile. We also feature the renewable flooring products, bamboo and cork, and provide a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. We offer installation and delivery services through third-party independent contractors for customers who purchase our floors. We operate as a single business segment, with our call center, website and customer service network supporting our retail store operations.

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

Lumber Liquidators is a Delaware corporation with its headquarters in Toano, Virginia.  We were founded in 1994 and our initial public offering was in November 2007. Our common stock trades on the New York Stock Exchange under the symbol “LL.” We operate in a holding company structure with Lumber Liquidators Holdings, Inc. serving as our parent company and certain direct and indirect subsidiaries, including Lumber Liquidators, Inc., Lumber Liquidators Services, LLC, Lumber Liquidators Production, LLC, and Lumber Liquidators Canada, ULC, conducting our operations.

Our Business

Market

According to the July 2018 Issue of Floor Covering Weekly, U.S. installed floor covering product sales in 2017 were $40.8 billion, not including labor. Within this market, U.S. hardwood, laminate and vinyl flooring sales accounted for 38.7% of the total. Flooring sales are driven by a number of factors including discretionary income and the housing market. Including installation, the overall flooring industry has grown at a compound annual growth rate of 5.4% from 2012 through 2017. Over the same period, hardwood, laminate and vinyl flooring sales, including the cost of installation grew at a compound annual growth rate of 8.3%. We believe improvements in the quality and construction of certain products, increasing resiliency and water-tolerance of products, ease of installation, availability in a broad range of retail price points, and movement away from soft surfaces will drive continued hard-surface flooring share gain versus soft surface flooring in the future.

Competition

We compete for customers in a highly fragmented marketplace, where we believe no one retailer has captured more than a 17% share of the consumer market for hard-surface flooring. Although the market includes the national home improvement warehouse chains, warehouse clubs and online retailers, we believe nearly half of the industry consists of local one-store flooring retailers, small chains of stores that may specialize in one or two flooring categories, and a limited number of regional chains.

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

Products and Services

Product Selection

We offer an extensive assortment of hard-surface flooring under more than 15 proprietary brand names, led by our flagship, Bellawood®. We have invested significant resources developing these national brand names, as well as the Lumber Liquidators name. Our hard-surface flooring products are available in various widths and lengths and are generally differentiated in terms of quality and price based on wood versus manufactured materials, the species, wood grade and durability of finish. Prefinished floors are the dominant choice for residential customers over unfinished wood planks that have a finish applied after installation. We also offer an assortment of flooring enhancements, installation services and accessories, including moldings, underlays and tools.

Direct Sourcing

We source directly from mills and other vendors which enables us to offer a broad assortment of high-quality, proprietary products to our customers at a consistently competitive cost. We seek to establish strong, long-term relationships with our vendor partners around the world. In doing so, we look for vendors that have demonstrated an ability to meet our demanding specifications, our rigorous compliance standards and the capability to provide sustainable and growing supplies of high-quality innovative, trend-right products. We source from both domestic and international vendors, and in 2018, approximately 47% of our product was sourced from Asia, 7% was sourced from Europe and Australia, and 5% was sourced from South America.

Supply Chain

Our supply chain is wholly focused on delivering a complete assortment of products to our customers in an efficient manner.  We operate a 500,000 square foot leased distribution center in Pomona, California as the primary distribution center for our western stores. We own a one million square foot distribution center on approximately 100 acres of land in Henrico County, Virginia, which serves the East Coast stores. A number of our vendors maintain certain inventory levels for shipment directly to our stores or our customers. Our product is generally transported boxed and palletized, and the weight of our product is a key driver of our supply chain costs.

Compliance and Quality Control

Our compliance programs are designed to ensure the products we sell are safe and responsibly sourced, and meet all regulatory and statutory requirements, including without limitation requirements associated with the Lacey Act,  Environment Protection Agency ("EPA") and the California Air Resources Board (“CARB”).  We utilize a variety of due diligence processes and controls, including supplier audits, periodic on-site visits, and product testing. We utilize a risk-based approach to implement and operate the various aspects of our compliance program.  Our compliance program considers, among other things, product risk, the level of vertical integration at our suppliers’ mills, legality concerns noted by both private and government parties, and the results of on-site audits that we perform. Our evaluation of sourcing risk is a key component in our allocation of resources to ensure we meet our standards for product compliance and safety. Compliance and Quality Control teams located in the United States and in China are supplemented with external resources that provide independent analyses, which are incorporated into our review processes and monitor our sourcing efforts across all areas from which we source product. Compliance programs are continually under review, updated and enhanced as appropriate to stay current with statutory and regulatory requirements.  Our compliance and regulatory affairs committee of the board of directors provides oversight of our compliance programs.

Additionally, we maintain and operate a 1,500 square foot lab within our East Coast distribution center. The lab features two temperature and humidity controlled conditioning rooms and two emission chambers correlated to a CARB-approved Third-Party Certifier standard. We believe this equipment mirrors the capabilities of CARB and other state-of-the-art emission testing facilities. This lab, along with our third-party providers, supports our process to ensure compliance with CARB and EPA requirements.

Installation

Approximately one in 10 of our customers purchase professional installation services through us to measure and install flooring at competitive prices. We offer these services at all of our stores. As of December 31, 2018, we utilized a network of associates to perform certain customer-facing, consultative services and coordinate the installation of our flooring products by third-party independent contractors in our stores. Service revenue for installation transactions we control along with freight is included in net services sales, with the corresponding costs in cost of services sold. We believe our greater interaction with the customer and better relationships with the third-party independent contractors on services provided will ultimately result in a better customer experience and higher utilization by the customer.

Store Model

As of December 31, 2018, we operated 413 retail stores, with 405 located in 47 states in the United States and eight in Ontario, Canada.  We opened 21 new stores and closed one store in 2018. We historically had sought locations with lower rent than retailers requiring high traffic or impulse purchases and are able to adapt a range of existing buildings to our format, from freestanding buildings to strip centers to small shopping centers.  Our stores are typically 6,500 to 7,500 square feet.  We enter into short leases, generally for a base term of five to seven years with renewal options, to maximize our real estate flexibility.

We routinely evaluate our store site selection criteria and are currently targeting retail corridors within a market over the more industrial locations we historically sought.  We consistently monitor performance of current stores as well as the market opportunity for new locations, adjusting as needed to optimize the profitability and growth potential of our network. We have recently opened a larger store format in a single-test location. This format includes a showroom that is four times the size of our traditional store, and includes more items in stock and other amenities.

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

Digital / Omni-Channel

Our website contains a broad range of information on our products and services, including a comprehensive knowledge base on all things related to flooring. We also offer extensive product reviews, before and after photos from previous customers, product information and how-to installation videos. A customer also has the ability to chat live with a flooring expert, either online or over the phone, regarding questions about a flooring purchase or installation. We continue to develop new features and functionality to assist customers, and to ensure they have robust tools at their disposal that are effective at helping them make the ideal flooring choice as they move between online and offline channels. We also have an active presence on Facebook, Instagram, Pinterest, YouTube and Twitter.

Advertising and Financing

Advertising: We utilize a mix of traditional and online media, ecommerce, direct mail, social media, and financing offers to emphasize product credibility, value, brand awareness, customer education and direct selling. We increase brand awareness in a variety of ways, including through sports, celebrity endorsements and product placement opportunities. Overall, we actively manage the mix of our media to efficiently drive sales while building brand awareness of our value proposition. We are investing in enhanced digital capabilities.

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

Employees

As of December 31, 2018, we had approximately 2,200 employees, 95% of whom were full-time and none of whom were represented by a union.  Of these employees, 72% work in our stores, 18% work in corporate store support infrastructure or similar functions (including our call center employees) and 10% work in one of our distribution centers.  We believe that we have good relations with our employees.

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

Intellectual Property and Trademarks

We have a number of marks registered in the United States, including Lumber Liquidators®, Hardwood Floors For Less!®, Bellawood®, 1‑800‑HARDWOOD®, Quickclic®, Virginia Mill Works Co. Hand Scraped and Distressed Floors®, Morning Star Bamboo Flooring®, Dream Home Laminate Floors®, Builder’s Pride®, Schön Engineered Floors®, Casa de Colour Collection®, Avella®, Coreluxe® and other product line names.  We have also registered certain marks in jurisdictions outside the United States, including the European Union, Canada, China, Australia and Japan.  We regard our intellectual property as having significant value and these names are an important factor in the marketing of our brands.  Accordingly, we take steps intended to protect our intellectual property including, where necessary, the filing of lawsuits and administrative actions to enforce our rights.

Government Regulation

We are subject to extensive and varied federal, provincial, state and local government regulations in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees and customers, independent, third-party installers, public health and safety, zoning, accommodations for persons with disabilities, and fire codes. We are also subject to a number of compliance obligations pursuant to various settlement agreements we have entered into over the past few years. We operate each of our stores, offices and distribution centers in accordance with standards and procedures designed to comply with all applicable laws, codes, licensing requirements and regulations. Certain of our operations and properties are also subject to federal, provincial, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and cleanup of contaminated properties, including off-site disposal locations. We do not currently incur significant costs complying with the laws and regulations related to hazardous materials.  However, we could be subject to material costs, liabilities or claims relating to compliance in the future, especially in the event of changes in existing laws and regulations or in their interpretation, as well as the passage of new laws and regulations.

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

Available Information

We maintain a website at www.lumberliquidators.com. The information on or available through our website is not, and should not be considered, a part of this annual report on Form 10‑K. You may access our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the Securities and Exchange Commission (“SEC”) free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The SEC also maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information that we file electronically with the SEC.

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

We have been involved in a number of government investigations and legal actions, many of which have resulted from unfavorable allegations regarding our products and us.  Negative publicity surrounding these government investigations and legal actions could continue to harm our reputation and the demand for our products. Additional unfavorable allegations, government investigations and legal actions involving our products and us could also affect our perception in the market and our brands and negatively impact our business and financial condition. For instance, unfavorable allegations surrounding the product quality of our laminates sourced from China has negatively affected and could continue to negatively affect our operations. If this negative impact is significant, our ability to maintain our liquidity and grow or sustain our business could be jeopardized. The cost to defend ourselves and our former employees could be significant.

We are involved in a number of legal proceedings and, while we cannot predict the outcomes of these proceedings and other contingencies with certainty, some of the outcomes of these proceedings could adversely affect our business and financial condition.

We are, or may become, involved in legal proceedings, government and agency investigations, and consumer, employment, tort and other litigation (see discussion of Legal Proceedings in Item 3 of this Annual Report). While we have accrued material liabilities in connection with certain of these proceedings, we cannot predict with certainty the ultimate outcomes. The outcome of some of these legal proceedings could require us to take actions which could be costly to implement or otherwise negatively affect our operations or could require us to pay substantial amounts of money that could have a material adverse effect on our liquidity, financial condition and results of operations and could affect our ability to obtain capital or access our revolving loan and continue as a going concern. Additionally, defending against lawsuits and legal proceedings involves significant expense and diversion of management’s attention and resources.

Our overall compliance program, including the Lacey Compliance Plan, is complex and costly to maintain.  A failure to manage these programs could adversely affect our ability to conduct business, result in significant fines and other penalties, damage our brand and reputation, and, consequently, negatively impact our financial position and results of operations.

As disclosed on October 7, 2015, we reached a settlement with the United States Department of Justice (“DOJ”) regarding our compliance with the Lacey Act. In connection with that settlement, we agreed to implement the Lacey Compliance Plan, and we are subject to a probation period of five years. Our implementation of the Lacey Compliance Plan, together with requirements resulting from other settlement agreements we have entered into over the past few years (including the Deferred Prosecution Agreement (the “DPA”) with the United States Attorney’s Office for the Eastern District of Virginia (the “U.S. Attorney”) and the DOJ entered into on March 12, 2019), is costly and, if the implementation costs are more than we anticipate, could adversely affect our operating results. In the event we fail to fully implement and comply with the Lacey Compliance Plan as required and in accordance with set deadlines, the government may require us to cease the importation of hardwood flooring from China until the DOJ determines that we are in full compliance with the Lacey Compliance Plan. If we have to cease the importation of hardwood flooring, our ability to operate would be substantially harmed and our business, including our results of operations, would be adversely affected. In the event we breach the DPA, there is a risk the U.S. Attorney and the DOJ would seek to impose remedies provided for in the DPA, including criminal prosecution. Further, the failure to properly manage our overall compliance program and fully comply with the obligations imposed upon us by these various settlement agreements or implement any of the compliance requirements arising from these obligations could adversely affect our ability to conduct business, result in significant fines and other penalties, damage our brand and reputation and negatively impact our financial position and results of operations.

Federal, provincial, state or local laws and regulations, including tariffs, or our failure to comply with such laws and regulations, and our obligations under certain settlement agreements related to our products could increase our expenses, restrict our ability to conduct our business and expose us to legal risks.

We are subject to a wide range of general and industry-specific laws and regulations imposed by federal, provincial, state and local authorities in the countries in which we operate, including those related to tariffs, customs, foreign operations (such as the Foreign Corrupt Practices Act), truth-in-advertising, consumer protection, privacy, zoning and occupancy matters as well as the operation of retail stores and warehouse, production and distribution facilities and provision of installation services. In addition, various federal, provincial and state laws govern our relationship with and other matters pertaining to our employees, including wage and hour-related laws. If we fail to comply with these laws and regulations, we could be subject to legal risk, our operations could be impacted negatively and our reputation could be damaged. Likewise, if such laws and regulations should change, our costs of compliance may increase, thereby impacting our results and hurting our profitability.

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

As of December 31, 2018, we had 413 stores throughout the United States and Canada.  Assuming the continued success of our store model and satisfaction of our internal criteria, we plan to continue our selective approach to future openings over the next several years. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits.  Our future results and ability to implement our growth strategy will depend on various factors, including the following:

•	as we open more stores, our rate of expansion relative to the size of our store base will decline;
•	consumers in new markets may be less familiar with our brands, and we may need to increase brand awareness in those markets through additional investments in advertising;
•	new stores may have higher construction, occupancy or operating costs, inventory requirements, or may have lower average store net sales, than stores opened in the past;
•	competitive pressures could cause changes to our store model and making necessary changes could prove costly;
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

The efficient transportation of our products through our supply chain is a critical component of our operations. If the cost of fuel or other costs, such as import tariffs, duties and international container rates, rise, it could result in increases in our cost of sales due to additional transportation charges and fees. Additionally, there are a limited number of delivery companies capable of efficiently transporting our products from our suppliers. Consolidation within this industry could result in increased transportation costs. A reduction in the availability of qualified drivers and an increase in driver regulations could continue to increase our costs.  We may be unable to increase the price of our products to offset increased transportation charges, which could cause our operating results to deteriorate.

Damage, destruction or disruption of our distribution centers could significantly impact our operations and impede our ability to distribute certain of our products.

We have two distribution centers which house products for the direct shipment of flooring to our stores or to our customers. If either of our distribution centers or our inventory held in those locations were damaged or destroyed by fire, wood infestation or other causes, our distribution processes would be disrupted, which could cause significant delays in delivery.  This could impede our ability to stock our stores and deliver products to our customers, and cause our net sales and operating results to deteriorate.

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

We also have a representative office in Shanghai, China to facilitate our product sourcing in Asia. We have limited experience with the legal and regulatory environments and market practices outside of the United States and cannot guarantee that we will be able to operate profitably in these markets or in a manner and with results similar to those in the United States.  We may also incur increased costs in complying with applicable Canadian and Chinese laws and regulations as they pertain to both our products and our operations. Further, if we fail to comply with applicable laws and regulations, we could be subject to, among other things, litigation and government and agency investigations.

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

As of December 31, 2018, we leased our Toano facility, which includes a store location, a warehouse and 29 of our other store locations from entities owned, in whole or in part, by Tom Sullivan, our founder.  Although our percentage of total stores leased from such entities has decreased and our lease at the Toano facility ends on December 31, 2019, this concentration of leases subjects us to the risk of increased costs or reduction of store count in the event of an adverse action or inaction by Mr. Sullivan or such entities. Mr. Sullivan no longer serves as an employee or as a director of the Company.

Our success depends upon the retention of our personnel.

We believe that our success has depended and continues to depend on the efforts and capabilities of our employees. The loss of the services of key employees due to any negative market or industry perception, the Company’s stock price, the Company’s headquarters move, and/or litigation may prevent us from achieving operational goals and harm our reputation.

Risks Related to Our Suppliers, Products and Product Sourcing

Our ability and cost to obtain cost-effective products, especially from China and other international suppliers, and the operations of many of our international suppliers are subject to risks that may be beyond our control and that could harm our operations and profitability.

We rely on a select group of international suppliers to provide us with imported flooring products that meet our specifications. In 2018, our imported product was sourced from Asia, Europe, Australia and South America.  As a result, we are subject to risks associated with obtaining products from abroad, including:

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

In 2018, we sourced approximately 47% of our products from China. Virtually all of these products had a 10% tariff imposed upon them in late 2018 and many of these products could increase further should the tariff rate increase as has been announced but postponed indefinitely, go into effect.  Potential costs and any attendant impact on pricing arising from these tariffs could have a material adverse effect on our results of operations, financial condition and liquidity.

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

Product liability claims could adversely affect our reputation, which could adversely affect our net sales and profitability.

We have faced and continue to face the risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in economic loss, personal injury or property damage or violated environmental or other laws. In the event that any of our products proves to be defective or otherwise in violation of applicable laws, we may be required to recall or redesign such products. Further, in such instances, we may be subject to legal action. We maintain insurance against some forms of product liability claims, but such coverage may not be available or adequate for the liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our net sales and operating results.

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

With the large number of pending cases and government investigations, we may be required to defend ourselves and our officers, directors and former employees and we may be subject to financial harm in the event such cases or investigations are adversely determined and insurance coverage will not, or is not sufficient to, cover any related losses.  We maintain various insurance policies, including directors and officers insurance, as well as the following:

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

The inability to access our Revolving Credit Facility or other sources of capital, could cause our financial position, liquidity, and results of operations to suffer.

We have relied on and expect to continue to rely on a bank credit agreement to fund our seasonal needs for working capital.  We have signed a commitment letter to increase the amounts available under this Revolving Credit Facility and may need to access additional sources of capital to satisfy our liquidity needs. Our access to the Revolving Credit Facility depends on our ability to meet the conditions for borrowing, including that all representations are true and correct at the time of the borrowing. There is no assurance that we will be able to consummate the commitment letter. Also, there is no assurance that we could obtain additional financing on acceptable terms, if at all. Our failure to meet these requirements or obtain additional or alternative sources of capital could impact:

•	our ability to fund working capital, capital expenditures, store expansion and other general corporate purposes;
•	our ability to meet our liquidity needs, arising from, among other things, legal matters; and

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

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

We operate in the wood flooring industry, which is highly fragmented and competitive.  We face significant competition from national and regional home improvement chains, national and regional specialty flooring chains, Internet-based companies and privately owned single-site enterprises.  We compete on the basis of price, customer service, store location and the range, quality and availability of the hardwood flooring that we offer our customers.  If our positioning with regard to one or more of these factors should erode, deteriorate, fail to resonate with consumers or misalign with demand or expectations, our business and results may be negatively impacted.

Our competitive position is also influenced by the availability, quality and cost of merchandise, labor costs, distribution and sales efficiencies and our productivity compared to that of our competitors. Further, as we expand into new and unfamiliar markets, we may face different competitive environments than in the past. Likewise, as we continue to enhance and develop our product offerings, we may experience new competitive conditions.

Some of our competitors are larger organizations, have existed longer, are more diversified in the products they offer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. In addition, our competitors may forecast market developments more accurately than we do, develop products that are superior to ours, produce similar products at a lower cost or adapt more quickly to new technologies or evolving customer requirements than we do. Intense competitive pressures from one or more of our competitors could cause price declines, decrease demand for our products and decrease our market share.

Hardwood flooring may become less popular as compared to other types of floor coverings in the future.  For example, our products are made using various hardwood species, including rare exotic hardwood species, and concern over the environmental impact of tree harvesting could shift consumer preferences towards synthetic or inorganic flooring.  In addition, hardwood flooring competes against carpet, vinyl sheet, vinyl tile, ceramic tile, natural stone and other types of floor coverings.  If consumer preferences shift toward types of floor coverings that we do not sell, we may experience decreased demand for our products.

All of these competitive factors may harm us and reduce our net sales and operating results.

Risks Related to Accounting Standards and Internal Controls

Changes in accounting standards, subjective assumptions, estimates and judgments by management related to complex accounting matters, and failures in internal control could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, consolidation, revenue recognition, stock-based compensation, lease accounting, sales returns reserves, inventories, self-insurance, income taxes, deferred taxes, valuation allowances, unclaimed property laws and litigation, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance, which may have a material effect on our results of operation.

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

In the current period, we identified a material weakness as discussed in Item 9A. Additionally, we have in the past discovered, and may in the future discover, areas of internal controls that need improvement. Regardless, we continue to work to remediate and improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

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

Research analysts and investors develop expectations on how we may perform using a variety of metrics, including, but not limited to, sales, comparable store sales and gross profit. However, in any given quarter, actual performance may vary from these expectations, causing significant fluctuations in our stock price.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

As of March 1, 2019, we operated 412 stores located in 47 states and Canada,  including one opening and two closings since December 31, 2018.  In addition to our eight stores in Ontario, Canada, the table below sets forth the locations (alphabetically by state) of our 404 U.S. stores in operation as of March 1, 2019.

State	Stores	State	Stores	State	Stores	State	Stores
Alabama	6	Iowa	3	Nebraska	2	Rhode Island	1
Arizona	6	Kansas	3	Nevada	4	South Carolina	10
Arkansas	2	Kentucky	5	New Hampshire	5	South Dakota	1
California	45	Louisiana	6	New Jersey	14	Tennessee	6
Colorado	9	Maine	3	New Mexico	1	Texas	29
Connecticut	8	Maryland	10	New York	21	Utah	3
Delaware	4	Massachusetts	10	North Carolina	14	Vermont	1
Florida	31	Michigan	11	North Dakota	1	Virginia	15
Georgia	11	Minnesota	7	Ohio	13	Washington	9
Idaho	2	Mississippi	3	Oklahoma	3	West Virginia	3
Illinois	15	Missouri	5	Oregon	8	Wisconsin	6
Indiana	8	Montana	1	Pennsylvania	20

We lease all of our stores as well as our corporate headquarters, which is currently located in Toano, Virginia. Our corporate headquarters is located on a 74-acre plot, is 307,784 square feet, of which approximately 32,000 square feet are office space, and includes our call center, corporate offices, a distribution facility and two finishing lines. In July 2018, we announced that we will relocate our corporate headquarters and call center from Toano, Virginia to Richmond, Virginia. On October 19, 2018, we entered into an agreement to lease the new headquarters location, which covers an existing building consisting of approximately 53,000 rentable square feet. We currently lease space near the new headquarters location as a satellite office for various administrative functions and expect to continue that lease or lease similar property in Richmond, Virginia for our call center operations. We expect the relocation to the new headquarters to take place in late 2019. Based on the Company’s internal review of its Bellawood products finishing operation and related equipment in 2018, the Company ceased finishing flooring in January 2019 and outsourced this business to focus on its core retail operations.

In addition, we own a one million square foot distribution center on approximately 100 acres of land in Henrico County, Virginia.  We lease a 504,016 square foot facility in Pomona, California, which, along with our facility in Virginia, serve as our primary distribution facilities.

Item 3. Legal Proceedings.

Governmental Investigations

In March 2015, the Company received a grand jury subpoena issued in connection with a criminal investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia (the “U.S. Attorney”). In addition, on May 19, 2015, July 13, 2015 and March 11, 2016, the Company received subpoenas from the New York Regional Office of the SEC in connection with an inquiry by the SEC staff. The focus of the investigations primarily related to compliance with disclosure, financial reporting and trading requirements under the federal securities laws. The Company cooperated with the investigations and produced documents and other information responsive to subpoenas and other requests received from the parties.

The Company has recently concluded negotiations with the U.S. Attorney, the DOJ and the SEC concerning the resolution of their criminal and civil investigations into the public disclosures the Company made in March 2015 concerning whether its Chinese made laminates were compliant with certain California state regulatory requirements (the “Investigations”). In connection with the Investigations, the Company (i) entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Attorney and the DOJ on March 12, 2019 and (ii) submitted an Offer of Settlement to the SEC on March 12, 2019. On March 12, 2019 the SEC approved the Offer and issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “Order”). The DPA and the Order are collectively referred to herein as the “Agreements”. Pursuant to the DPA, the U.S. Attorney and the DOJ filed a one count criminal information in the United States District Court for the Eastern District of Virginia, charging the Company with securities fraud in connection with the March 2015 8-K. The U.S. Attorney and the DOJ agreed that if the Company fully complies with all of its obligations under the DPA, the U.S. Attorney and the DOJ will, at the conclusion of the DPA’s three-year term, seek dismissal with prejudice of the criminal information filed against the Company. Pursuant to the Order, the SEC ordered the Company to cease and desist from committing or causing any violations and any future violations of the relevant provisions of the federal securities laws and required disgorgement as discussed in the following paragraph.

Under the DPA, the Company is required, among other things, to (1) pay a fine in the amount of $19,095,648 to the United States Treasury, (2) forfeit to the U.S. Attorney and the DOJ the sum of $13,904,352, of which up to $6,097,298 will be submitted by the Company to the SEC in disgorgement and prejudgment interest under the Order and (3) adopt a new compliance program, or modify its existing one, including internal controls, compliance policies, and procedures in order to ensure that the Company maintains an effective system of internal account controls designed to ensure the making and keeping of fair and accurate books, records and accounts, as well as a compliance program designed to prevent and detect violations of certain federal securities laws throughout its operations. The Company will also be required to report to the U.S. Attorney and DOJ annually during the term of the DPA regarding remediation and implementation of the compliance measures described in the DPA.

The Agreements also provide that the Company will continue to cooperate with the U.S. Attorney, the DOJ and the SEC in all matters relating to the conduct described in the Agreements and, at the request of the U.S. Attorney, the DOJ, or the SEC, the Company will cooperate fully with other domestic or foreign law enforcement authorities and agencies in any investigation of the Company in any and all matters relating to the Agreements. In the event the Company breaches the DPA, there is a risk the government would seek to impose remedies provided for in the DPA, including instituting criminal prosecution against the Company.

The Company has accrued a charge of $33 million within selling, general and administrative expenses in its December 31, 2018 financial statements, reflecting the amounts owed under the Agreements. The Company expects to remit all amounts within 30 days of entering into the Agreements and has included the liability in the caption “Accrual for Legal Matters and Settlements Current” on its balance sheet. The Company expects to remit all amounts within 30 days of entering into the Agreements and has included the liability in the caption “Accrual for Legal Matters and Settlements Current” on its balance sheet.

Litigation Relating to Bamboo Flooring

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring that the Company sells is defective (the “Gold Litigation”). Plaintiffs have narrowed the complaint to the Company’s Morning Star Strand Bamboo flooring (the “Strand Bamboo Product”) sold to residents of California, Florida, Illinois, Minnesota, Pennsylvania and West Virginia for personal, family or household use.  The Gold Litigation plaintiffs allege that the Company has engaged in deceptive trade practice acts in conjunction with the sale of the Strand Bamboo Products. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, the plaintiffs sought a declaration that the Company’s actions violate the law and that it is financially responsible for notifying all purported class members, injunctive relief requiring the Company to replace and/or repair all of the Strand Bamboo Product installed in structures owned by the purported class members and a declaration that the Company must disgorge, for the benefit of the purported classes, all or part of the profits received from the sale of the allegedly defective Strand Bamboo Product and/or to make full restitution to the plaintiffs and the purported class members. In November 2017, the court granted the plaintiffs’ motion for class certification with respect to the six states. The Company appealed the decision, but the petition for appeal was denied. On January 2, 2019, the court denied the Company’s motion for summary judgment. The Company has participated in court-ordered mediation sessions. Trial, which was previously scheduled for February 25, 2019, has been postponed.

Following settlement discussions with the respect to the Gold Litigation, on March 15, 2019, the Company entered into a Memorandum of Understanding with Gold and certain other lead plaintiffs in the Gold Litigation (the “MOU”), which would resolve all disputes on a nationwide basis. Under the terms of the MOU, the Company will contribute $14 million in cash and provide $14 million in store-credit vouchers, with a potential additional $2 million in store-credit vouchers based on obtaining a claim’s percentage of more than 7%, for an aggregate settlement of up to $30 million. The MOU is subject to certain contingencies, including the execution of a definitive settlement agreement, board approval of the definitive settlement agreement, and court approvals. The entry into the MOU or any subsequent execution of a definitive settlement agreement does not constitute an admission by the Company of any fault or liability and the Company does not admit any fault or liability. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. If a final, court-approved settlement is not reached, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, success on the merits. The Company has notified its insurance carriers and continues to pursue coverage. As the insurance claim is still pending, the Company has not recognized any insurance recovery related to the Gold Litigation.

As a result of these developments, the Company has determined that a probable loss has been incurred and has recognized a charge to earnings of $28 million within selling general and administrative expense during the fourth quarter of 2018 with the offset in the caption “Accrual for Legal Matters – Current” on its balance sheet related to this potential settlement as of December 31, 2018. If the Company does not execute a definitive settlement agreement consistent with the MOU or incurs losses with the respect to the Bamboo Flooring Litigation, the actual losses that may result from these actions may exceed this amount. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

In addition, there are a number of other claims and lawsuits alleging damages similar to those in the Gold Litigation (the “Bamboo Flooring Litigation”). While the Company believes that a loss associated with the Bamboo Flooring Litigation is reasonably possible, the Company is unable to reasonably estimate the amount or range of possible loss. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity. The Company disputes the claims in the Bamboo Flooring Litigation and intends to defend such matters vigorously.

Litigation Relating to Chinese Laminates

Formaldehyde-Abrasion MDLs

Beginning on or about March 3, 2015, numerous purported class action cases were filed in various U.S. federal district courts and state courts involving claims of excessive formaldehyde emissions from the Company’s Chinese-

manufactured laminate flooring products. The purported classes consisted of all U.S. consumers that purchased the relevant products during certain time periods. Plaintiffs in these cases challenged the Company’s labeling of its products as compliant with the California Air Resources Board Regulation and alleged claims for fraudulent concealment, breach of warranty, negligent misrepresentation and violation of various state consumer protection statutes. The plaintiffs sought various forms of declaratory and injunctive relief and unquantified damages, including restitution and actual, compensatory, consequential and, in certain cases, punitive damages, as well as interest, costs and attorneys’ fees incurred by the plaintiffs and other purported class members in connection with the alleged claims. The United States Judicial Panel on Multidistrict Litigation (the “MDL Panel”) transferred and consolidated the federal cases to the United States District Court for the Eastern District of Virginia (the “Virginia Court”). The consolidated case in the Virginia Court is captioned In re: Lumber Liquidators Chinese-Manufactured Flooring Products Marketing, Sales, Practices and Products Liability Litigation (the “Formaldehyde MDL”).

Beginning on or about May 20, 2015, multiple class actions were filed in the United States District Court for the Central District of California and other district courts located in the place of residence of each non-California plaintiffs consisting of U.S. consumers who purchased the Company’s Chinese-manufactured laminate flooring products challenging certain representations about the durability and abrasion class ratings of such products. These plaintiffs asserted claims for fraudulent concealment, breach of warranty and violation of various state consumer protection statutes. The plaintiffs did not quantify any alleged damages in these cases; however, in addition to attorneys’ fees and costs, they did seek an order (i) certifying the action as a class action, (ii) adopting the plaintiffs’ class definitions and finding that the plaintiffs are their proper representatives, (iii) appointing their counsel as class counsel, (iv) granting injunctive relief to prohibit the Company from continuing to advertise and/or sell laminate flooring products with false abrasion class ratings, (v) providing restitution of all monies the Company received from the plaintiffs and class members and (vi) providing damages (actual, compensatory and consequential), as well as punitive damages. On October 3, 2016, the MDL Panel transferred and consolidated the abrasion class actions to the Virginia Court. The consolidated case is captioned In re: Lumber Liquidators Chinese-Manufactured Laminate Flooring Durability Marketing and Sales Practices Litigation (the “Abrasion MDL”).

On March 15, 2018, the Company entered into a settlement agreement to jointly settle the Formaldehyde MDL and the Abrasion MDL. Under the terms of the settlement agreement, the Company has agreed to fund $22 million (the “Cash Payment”) and provide $14 million in store-credit vouchers for an aggregate settlement amount of $36 million to settle claims brought on behalf of purchasers of Chinese-made laminate flooring sold by the Company between January 1, 2009 and May 31, 2015. The $36 million aggregate settlement amount was accrued in 2017. On June 16, 2018, the Virginia Court issued an order that, among other things, granted preliminary approval of the settlement agreement. Following the preliminary approval, and pursuant to the terms of the settlement agreement, the Company, in June, paid $0.5 million for settlement administration costs, which is part of the Cash Payment, to the plaintiffs’ settlement escrow account. Subsequent to the Final Approval and Fairness Hearing held on October 3, 2018, the Court approved the settlement on October 9, 2018 and, as a result, the Company paid $21.5 million in cash into the plaintiffs’ settlement escrow account. To date, insurers have denied coverage with respect to the Formaldehyde MDL and Abrasion MDL.

On November 8, 2018, an individual filed a Notice of Appeal in the United States Court of Appeals for the Fourth Circuit (the “Appeals Court”) challenging the settlement. On December 14, 2018, another individual filed a Notice of Appeal in the Appeals Court. Subsequently, the Appeals Court consolidated both appeals and entered a briefing schedule. Vouchers, which generally have a three-year life, will be distributed by the administrator upon order of the Court. At December 31, 2018, the Company’s obligations related to Formaldehyde MDL and Abrasion MDL consisted of a short-term payable of $35.5 million with $14 million expected to be satisfied by the issuance of vouchers. If the appeals were to result in the settlement being set aside, the Company would receive $21.5 million back from the escrow agent. Accordingly, the Company has accounted for the payment of $21.5 million as a deposit in the accompanying consolidated financial statements. The Company has no liability accrued related to the appeals.

In addition to those purchasers who elected to opt out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims or violation of state consumer protection statutes that remain pending (collectively, the “Remaining Laminate Matters”). Certain of these Remaining Laminate Matters were settled in 2018. The Company recognized charges to earnings of $3 million and $1 million for the years ended December 31, 2018 and 2017, respectively, within selling, general and administrative expenses for these Remaining Laminate Matters. While the Company believes that a further loss associated with the Opt Outs and Remaining Laminate Matters is possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

Employment Cases

Mason Lawsuit

On or about August 15, 2017, Ashleigh Mason, Dan Morse, Ryan Carroll and Osagie Ehigie filed a purported class action lawsuit in the United States District Court for the Eastern District of New York on behalf of all current and former store managers, store managers in training, installation sales managers and similarly situated current and former employees holding comparable positions but different titles (collectively, the “Putative Class Employees”) alleging that the Company violated the Fair Labor Standards Act (“FLSA”) and New York Labor Law (“NYLL”) by classifying the Putative Class Employees as exempt. The alleged violations include failure to pay for overtime work. The plaintiffs seek certification of the Putative Class Employees for (i) a collective action covering the period beginning three years and 115 days prior to the filing of the complaint through the disposition of this action for the Putative Class Employees nationwide in connection with FLSA and (ii) a class action covering the period beginning six years and 115 days prior to the filing of the complaint through the disposition of this action for members of the Putative Class Employees who currently are or were employed in New York in connection with NYLL. The plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, the plaintiffs seek class certification, unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages. In November 2018, the plaintiffs filed a motion requesting conditional certification for all Putative Class Employees who worked within the federal statute of limitations period. The Company filed its opposition to this motion, which is now pending before the court.

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

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring (“Petitioners”) filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to companies importing multilayered wood flooring from Chinese suppliers subject to the AD and CVD orders. The Company’s multilayered wood flooring imports from China accounted for approximately 7% and 8% of its flooring purchases in 2018 and 2017, respectively. The Company’s consistent view through the course of this matter has been, and remains, that its imports are neither dumped nor subsidized.

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

In the first DOC annual review in this matter, AD rates for the period from May 26, 2011 through November 30, 2012, and CVD rates from April 6, 2011 through December 31, 2011, were modified to a maximum of 5.92% and a maximum of 0.83%, respectively, which resulted in an additional payment obligation for the Company, based on best estimates and shipments during the applicable window, of $0.8 million. The Company recorded this as a long-term liability on its accompanying consolidated balance sheet and in cost of sales in its second quarter 2015 financial statements. These AD rates were appealed to the CIT by several parties, including the Company. On remand from the CIT, the DOC has reduced the AD rate to 0.73%. In June 2018, the CIT sustained the reduced AD rate of 0.73% but did remand back to the DOC the issue regarding the calculation of the electricity rate, which, depending on that outcome, may cause a revision to the final AD rate. That remand from the DOC is still pending. This ruling from the CIT resulted in the Company reversing the $0.8 million accrual and recording a receivable of approximately $1.3 million during the second quarter of 2018.

The second annual review of the AD and CVD rates was initiated in February 2014. Pursuant to the second annual review, in early July 2015, the DOC finalized the AD rate for the period from December 1, 2012 through November 30, 2013 at a maximum of 13.74% and the CVD rate for the period from January 1, 2012 through December 31, 2012 at a maximum of 0.99%. The Company believes the best estimate of the probable additional amounts owed was $4.1 million for shipments during the applicable time periods, which was recorded as a long-term liability on its accompanying consolidated balance sheet and included in cost of sales in its second quarter 2015 financial statements. Beginning in July 2015, the Company began depositing these rates on each applicable purchase. The Company and other parties appealed the AD rates relating to this second annual review to the CIT. In June 2018, the court remanded the case back to the DOC to recalculate several of its adjustments, which is likely to cause a revision to the AD rate. The DOC has requested an extension to issue its recalculation on remand to the CIT until November 2018. However, that remand from the DOC is still pending.

The third annual review of the AD and CVD rates was initiated in February 2015. The third AD review covered shipments from December 1, 2013 through November 30, 2014. The third CVD review covered shipments from January 1, 2013 through December 31, 2013. In May 2016, the DOC issued the final CVD rate in the third review, which was a maximum of 1.38%. On July 13, 2016, the DOC set the final AD rate at a maximum of 17.37%. The Company appealed the AD rates to the CIT. In November 2018, the CIT issued an opinion sustaining the DOC’s results, that decision was appealed to the CAFC by certain plaintiff interveners in January 2019. The Company’s best estimate of the probable additional amounts owed associated with AD and CVD is approximately $5.5 million for shipments during the applicable time periods. During the quarter ended June 30, 2016, the Company recorded this amount in other long-term liabilities in its balance sheet and as a charge to earnings in cost of sales on its statement of operations.

In February 2016, the DOC initiated the fourth annual review of AD and CVD rates, which followed a similar schedule as the preceding review. The AD review covered shipments from December 1, 2014 through November 30, 2015. The CVD review covered shipments from January 1, 2014 through December 31, 2014. In May 2017, the DOC issued the final CVD rate in the fourth review, which was a maximum of 1.45%, and, in June 2017, the final AD rate in the fourth review, which was a maximum of 0.00%. In October 2017, Petitioners withdrew their CIT appeal of the AD rates. As a result, the CIT dismissed the case and these rates are now final. The Company paid AD rates in excess of the final rates during the periods impacted by the fourth annual review in the amount of $2.5 million and recorded a benefit in cost of sales with a corresponding receivable. The Company collected most of this receivable during 2018 and as of December 31, 2018, had a $0.1 million receivable remaining.

The DOC initiated the fifth annual review of AD and CVD rates in February 2017. The AD review covers shipments from December 1, 2015 through November 30, 2016. The CVD review covers shipments from January 1, 2015 through December 31, 2015. In June 2018, the DOC issued the final CVD rate in the fifth review, which was a maximum of 0.85% (with one company having a rate of 0.11%). In July 2018, the DOC issued the final AD rate in the fifth review, which was a maximum of 0.00% and, the Company recorded a receivable in the amount of $2.8 million in other current assets in its balance sheet. In connection with the issuance of the final CVD rate, with one company having a rate of 0.11%, the Company recorded a receivable of less than $100 thousand.

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

The DOC initiated the sixth annual review of AD and CVD rates in February 2018. The AD review covers shipments from December 1, 2016 through November 30, 2017. The CVD review covers shipments from January 1, 2016 through December 31, 2016. In December 2018, the DOC issued non-binding preliminary results in the sixth annual review for CVD rates and AD rates. The preliminary AD rate was a maximum of 48.26% due in part to one of the two individually reviewed companies’ failure to respond fully to the DOC’s request for information. The preliminary CVD rate was a maximum of 2.81%. The final CVD and AD rates in the sixth annual review are currently expected to be issued in April 2019. If the preliminary AD rate were to be finalized, the Company currently expects that it would appeal such ruling. If the preliminary ruling regarding the AD Rate were to be finalized, the Company anticipates it would record a net liability of approximately $1.1 million.

The DOC initiated the seventh annual review of the AD and CVD rates in March 2019, which is expected to follow the same schedule as the preceding reviews. The AD review covers shipments from December 1, 2017 through November 30, 2018. The CVD review covers shipments from January 1, 2017 through December 31, 2017.

Outstanding AD and CVD duties are subject to interest based on the IRS quarterly published rate. The Company has recorded a net $1.2 million of interest expense through the line item Other Expense on the Statement of Operations.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “LL.” We are authorized to issue up to 35,000,000 shares of common stock, par value $0.001.  Total shares of common stock outstanding at March 1, 2019 were 28,640,264 and we had six stockholders of record.

Issuer Purchases of Equity Securities

The following table presents our share repurchase activity for the quarter ended December 31, 2018 (dollars in thousands, except per share amounts):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[1]	Per Share[1]	Programs[2]	Programs[2]
October 1, 2018 to October 31, 2018	—	—	—	—
November 1, 2018 to November 30, 2018	—	—	—	—
December 1, 2018 to December 31, 2018	—	—	—	—
Total	—	—	—	—

1      We repurchased 1,567 shares of our common stock, at an average price of $12.57, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended December 31, 2018.

2      Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012.  Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock.  These programs were publicly announced on November 15, 2012 and

February 19, 2014, respectively, and are currently indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. At December 31, 2018, we had approximately $14.7 million remaining under this authorization.

Dividend Policy

We have never paid any dividends on our common stock and do not expect to pay them in the near future.

 Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

Performance Graph

The following graph compares the performance of our common stock during the period beginning December 31, 2013 through December 31, 2018, to that of the total return index for the NYSE Composite and a Custom Peer Group whose members are listed below assuming an investment of $100 on December 31, 2013.  In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed.  The indices are included for comparative purpose only.  They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock.

	12/31/2013	12/31/2014	12/31/2015	12/30/2016	12/31/2017	12/31/2018

Lumber Liquidators Holdings, Inc.	100.00	64.45	16.87	15.30	30.51	9.25

NYSE Composite	100.00	106.87	102.62	115.02	136.76	124.72

Peer Group[1]	100.00	132.38	158.26	160.76	227.44	214.61

1      The Peer Group consists of industry competitors and other retailers of a similar size to the Company.  They include: The Home Depot, Inc., Lowe’s Companies, Inc., Floor & Décor Holdings, Inc., Tile Shop Holdings, Inc., The Sherwin-Williams Company, Pier 1 Imports, Inc., Vitamin Shoppe, Inc., Hibbett Sports, Inc. and Haverty Furniture Companies, Inc.  Mattress Firm Holding Corp. ceased trading so they have been omitted from our peer group.

Item 6. Selected Financial Data.

The selected statements of income data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements included in Item 8. “Consolidated Financial Statements and Supplementary Data” of this report.  This information should be read in conjunction with those audited financial statements, the notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

The selected balance sheet data set forth below as of December 31, 2016, 2015 and 2014, and income data for the years ended December 31, 2015 and 2014  are derived from our audited consolidated financial statements contained in reports previously filed with the SEC, which are not included herein.  Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2018 [1]	2017 [2]	2016 [3]	2015 [4]	2014
	(dollars in thousands, except per share amounts)
Statement of Income Data
Net Sales	$1,084,636	$1,028,933	$960,588	$978,776	$1,047,419
Comparable Store Net Sales Increase (Decrease) [5]	2.6%	5.4%	(4.6)%	(11.1)%	(4.3)%
Cost of Sales	691,696	659,872	656,719	699,918	629,252
Gross Profit	392,940	369,061	303,869	278,858	418,167
Selling, General and Administrative Expenses	443,513	406,027	397,504	362,051	314,094
Operating (Loss) Income	(50,573)	(36,966)	(93,635)	(83,193)	104,073
Other Expense	2,827	1,591	638	234	490
(Loss) Income Before Income Taxes	(53,400)	(38,557)	(94,273)	(83,427)	103,583
Income Tax Expense (Benefit)	979	(734)	(25,710)	(26,994)	40,212
Net (Loss) Income	$(54,379)	$(37,823)	$(68,563)	$(56,433)	$63,371
Net (Loss) Income per Common Share:
Basic	$(1.90)	$(1.33)	$(2.51)	$(2.08)	$2.32
Diluted	$(1.90)	$(1.33)	$(2.51)	$(2.08)	$2.31
Weighted Average Common Shares Outstanding:
Basic	28,571	28,407	27,284	27,082	27,265
Diluted	28,571	28,407	27,284	27,082	27,486

1      Results for the year ended December 31, 2018 include: (i) a favorable adjustment of antidumping costs and countervailing duties of $4.9 million associated with applicable shipments of engineered hardwood from China in a prior period, (ii) duties related to prior periods, (iii)  incremental legal and professional fees and settlement expenses, related to our defense of various legal matters of approximately $75.7 million and (iv) other expenses primarily related to an impairment of certain assets related to our decision to exit the finishing business totaling approximately $1.8 million.

2      Results for the year ended December 31, 2017 include: (i) a favorable adjustment of antidumping costs and countervailing duties of $2.8 million associated with applicable shipments of engineered hardwood from China in a prior period, (ii) reduced reserves for estimated costs to be incurred related to our indoor air quality testing program by approximately $1 million, (iii) incremental legal and professional fees and settlement expenses, related to our defense of various legal matters of approximately $48.3 million and (iv) other expenses primarily related to costs to dispose of certain Chinese laminate products whose sales were discontinued in 2015 and an impairment of certain assets related to a vertical integration initiative totaling approximately $3.1 million.

3      Results for the year ended December 31, 2016 include: (i) an unfavorable adjustment of antidumping costs and countervailing duties of $5.5 million associated with applicable shipments of engineered hardwood from China in a prior period, (ii) pre-tax expenses of $6.2 million related to the purchase of testing kits and professional fees in connection with our indoor air quality testing program, (iii) incremental legal and professional fees and settlement expenses, related to our defense of various legal matters of approximately $47.7 million and (iv) other expenses primarily related to employee retention initiatives totaling approximately $2.8 million.

4      Results for the year ended December 31, 2015 include: (i) the write down of our laminates and associated moldings sourced from China totaling approximately $22.5 million and other inventory adjustments of $6.6 million, (ii) an adjustment of antidumping costs and countervailing duties of $4.9 million associated with applicable shipments of engineered hardwood from China in a prior period, (iii) pre-tax expenses of $9.4 million related to the purchase of testing kits and professional fees in connection with our indoor air quality testing program, (iv) incremental legal and professional fees and settlement expenses, related to our defense of various legal matters of approximately $34.2 million and (v) other expenses related to the simplification of our business and employee retention totaling approximately $11.1 million.

5      A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Balance Sheet Data
Cash and Cash Equivalents	$11,565	$19,938	$10,271	$26,703	$20,287
Merchandise Inventories	318,272	262,280	301,892	244,402	314,371
Total Assets	475,517	410,795	482,544	445,564	482,904
Customer Deposits and Store Credits	40,332	38,546	32,639	33,771	34,943
Total Debt and Capital Lease Obligations	65,000	15,000	40,351	20,000	—
Total Stockholders’ Equity	147,398	197,847	230,892	277,568	332,054
Working Capital[1]	124,179	119,835	173,683	195,044	213,030

Other Data
Total Stores in Operation (end of period)	413	393	383	374	352
Average Sale[2]	$1,355	$1,310	$1,255	$1,230	$1,260

1      Working capital is defined as current assets minus current liabilities.

2      Average Sale is defined as the average invoiced sales order, measured quarterly, excluding returns as well as transactions under $100 (which are generally sample orders or add-on/accessories to existing orders).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Lumber Liquidators is one of the leading specialty retailers of hard-surface flooring in North America, offering a complete purchasing solution across an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, resilient vinyl, waterproof vinyl plank and porcelain tile. We also feature the renewable flooring products, bamboo and cork, and provide a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. We offer installation and delivery services through third-party independent contractors for customers who purchase our floors. At December 31, 2018, we sold our products through 413 Lumber Liquidators stores in 47 states in the United States and in Canada, a call center and website.

We believe we have achieved a reputation for offering great value, superior service and a broad selection of high-quality flooring products. With a balance of price, selection, quality, availability and service, we believe our value proposition is the most complete within a highly fragmented hard-surface flooring market. The foundation for our value proposition is strengthened by our unique store model, the industry expertise of our people, our singular focus on hard-surface flooring, and our advertising reach and frequency.

To supplement the financial measures prepared in accordance with GAAP, we use the following non-GAAP financial measures: (i) Adjusted Gross Profit; (ii) Adjusted Gross Margin; (iii) Adjusted SG&A; (iv) Adjusted SG&A as a percentage of sales; (v) Adjusted Operating Income or Loss; (vi) Adjusted Operating Margin and (vii) Adjusted Earnings per Diluted Share. The non-GAAP financial measures should be viewed in addition to, and not in lieu of, financial measures calculated in accordance with GAAP. These supplemental measures may vary from, and may not be comparable to, similarly titled measures by other companies.

The non-GAAP financial measures are presented because management and analysts use these non-GAAP financial measures to evaluate our operating performance and management uses them to determine incentive compensation and/or to address questions it receives. Therefore, we believe that the presentation of non-GAAP financial measures provides useful supplementary information to, and facilitates additional analysis by, investors. The presented non-GAAP financial measures exclude items that management does not believe reflect our core operating performance, which include regulatory and legal settlements and associated legal and operating costs, and changes in antidumping and countervailing duties from prior periods, as such items are outside of our control or due to their inherent unusual, non-operating, unpredictable, non-recurring, or non-cash nature.

Executive Summary

In 2018, we focused on several key initiatives related to our core business that we believed strengthened our sales and operating margin and provided an improved shopping experience to our customers. These initiatives were improving operational effectiveness, enhancing the customer experience, responsible, compliant sourcing activities and expanding our business to better serve our customers.

Our results for the year ended December 31, 2018 were as follows:

•

Net sales for the year ended December 31, 2018 increased $55.7 million, or 5.4%, to $1.08 billion from $1.03 billion in the year ended December 31, 2017.  Net sales in  comparable stores increased $26.6 million, or 2.6%, and net sales in non-comparable stores increased $29.1 million. We opened 21 new stores and closed one during 2018,  for a total of 413 stores as of December 31, 2018.

•

Gross margin was 36.2% and 35.9% for the years ended December 31, 2018 and 2017, respectively. Gross profit was slightly negatively affected by the tariffs imposed on our Chinese-sourced products beginning September 24, 2018, reflecting only a partial impact of the currently imposed 10% tariff rate due to timing of goods flowing through inventory.

•

Selling, general and administrative (“SG&A”) expenses increased $37.5 million, or 9.2%, in 2018 to $443.5 million from $406.0 million in 2017. Excluding the items shown in the table that follows in Results of Operations, Adjusted SG&A (a non-GAAP measure) increased $11.5 million in 2018, driven by a combination of higher payroll and occupancy costs, which are primarily related to the 21 new stores opened this year, and increases in on-going professional fees and credit card and banking fees. These increases were partially offset by a $2.3 million, or 3.1%, reduction in advertising.

•	Included in SG&A were legal-related costs and settlements of $75.7 million and $48.3 million in 2018 and 2017, respectively.
•

Operating loss for the year ended December 31, 2018 was $50.6 million compared to an operating loss of $37.0 million in the year ended December 31, 2017. Operating loss for both periods was impacted by the unusual items summarized in the tables that follow in Results of Operations. Excluding these items, Adjusted Operating Income (a non-GAAP measure) was $20.2 million and Adjusted Operating Margin (a non-GAAP measure) was 1.9% in 2018, compared to $10.7 million, or 1.0%, in 2017.

•

Net loss for the year ended December 31, 2018 was $54.4 million, or $1.90 per diluted share, compared to a net loss of $37.8 million, or $1.33 per diluted share for the year ended December 31, 2017. Losses related to both periods were the result of litigation-related costs and settlements. Adjusted Earnings per Diluted Share (a non-GAAP measure) was $0.57 in 2018 and $0.34 in 2017.

•

On March 8, 2019, we entered into a commitment letter with the lenders, subject to customary closing conditions, that provides for an increase in the Revolving Loan up to a maximum amount of $175 million, and a new “First in Last Out” tranche of $25 million incremental to the $175 million but within the same Revolving Credit Facility. This will also extend the term of the Revolving Credit Facility until March 2024. We expect to close on this expanded Revolving Credit Facility in late March or early April 2019.

As we head into 2019, our focus will be on driving DIY, DIFM and Pro traffic into our stores, enhancing the customer experience across both our digital platform and within our stores and improving operational effectiveness. Our research indicates that the initial interest in purchasing a floor begins with digital browsing. We believe that by providing an improved digital experience and better website performance, we will not only grow our e-commerce sales, but also drive traffic into our stores. Once customers are in our stores, we believe that our store model provides a competitive advantage by allowing our knowledgeable sales associates to assist customers throughout the project design and purchase process in a more intimate environment, from product selection to installation.

Working capital and liquidity

At December 31, 2018, we had $79.5 million in liquidity, comprised of $11.6 million of cash and $67.9 million in availability under our asset-based revolving loan (the “Revolving Loan”).  We also had $318.3 million in inventory and $73.4 million in accounts payable, while borrowings against our Revolving Loan were $65 million. At December 31, 2017, we had $145.9 million in liquidity, comprised of $19.9 million of cash and $126 million in availability under our Revolving Loan. We also had $262.3 million in inventory and $67.7 million in accounts payable, while borrowings against our Revolving Loan were $15 million. The reduction in liquidity at December 31, 2018 from the year earlier was driven primarily by a $56 million investment in inventory, and the $22 million cash deposit made to fund our obligation under the settlement related to the MDL litigation matter.

Results of Operations

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

				% Increase (Decrease)
	% of Net Sales			in Dollar Amounts
	Year Ended December 31,			2018	2017
	2018	2017	2016	vs. 2017	vs. 2016
Net Sales
Net Merchandise Sales	88.1%	91.2%	93.2%	1.9%	4.8%
Net Services Sales	11.9%	8.8%	6.8%	41.9%	39.5%
Total Net Sales	100.0%	100.0%	100.0%	5.4%	7.1%
Gross Profit	36.2%	35.9%	31.6%	6.5%	21.5%
Selling, General, and Administrative Expenses	40.9%	39.5%	41.4%	9.2%	2.1%
Operating Loss	(4.7)%	(3.6)%	(9.8)%	36.8%	(60.5)%
Other Expense (Income)	0.2%	(0.2)%	—%	77.7%	149.5%
Loss Before Income Taxes	(4.9)%	(3.8)%	(9.8)%	38.5%	(59.1)%
Income Tax Expense (Benefit)	0.1%	(0.1)%	(2.7)%	(233.3)%	(97.1)%
Net Loss	(5.0)%	(3.7)%	(7.1)%	43.8%	(44.8)%
SELECTED SALES DATA
Average Sale[1]	$1,355	$1,310	$1,255	3.4%	4.3%
Average Retail Price per Unit Sold[2]	(0.8)%	0.4%	(4.0)%
Comparable Store Sales Increase (Decrease) (%)	2.6%	5.4%	(4.6)%

Number of Stores Open, end of period	413	393	383
Number of Stores Opened in Period, net	20	10	9
Number of Stores Relocated in Period[3]	1	—	3

Comparable Stores[4] (% change to prior year):
Customers Invoiced[5]	(0.8)%	1.1%	(6.7)%
Net Sales of Stores Operating for 13 to 36 months	13.1%	14.2%	0.4%
Net Sales of Stores Operating for more than 36 months	2.3%	5.0%	(5.2)%

Net Sales in Markets with all Stores Comparable (no cannibalization)	3.4%	6.1%	(2.8)%

1      Average Sale is defined as the average invoiced sales order, measured quarterly, excluding returns as well as transactions under $100 (which are generally sample orders or add-on/accessories to existing orders).

2      Average retail price per unit (square feet for flooring and other units of measures for moldings and accessories) sold is calculated on a total company basis and excludes non-merchandise revenue.

3      A relocated store remains a comparable store as long as it is relocated within the primary trade area.

4      A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.

5      Change in number of customers invoiced is calculated by applying the average sale to total net sales at comparable stores.

The definitions of average sale and customers invoiced were revised in the quarter ended December 31, 2018 to improve the reporting of our Pro customers to better reflect separate Pro projects and transactions that had been aggregated into single larger transactions under the previous definition. All historical periods have been restated under this new definition.  The average sale and change in customers invoiced amounts under both the old and new definitions for the quarterly and annual periods in 2018 and 2017 are shown below:

	Quarter Ended				Year Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018

New Definition[1]
Average Sale	$ 1,300	$ 1,371	$ 1,384	$ 1,365	$ 1,355
Change in Customers Invoiced	-1.2%	1.0%	-1.7%	-1.8%	-0.8%

Previous Definition[2]
Average Sale	$ 1,706	$ 1,784	$ 1,830	$ 1,791	$ 1,777
Change in Customers Invoiced	-1.8%	0.1%	-3.4%	-2.7%	-1.9%

	Quarter Ended				Year Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017

New Definition[1]
Average Sale	$ 1,249	$ 1,322	$ 1,333	$ 1,336	$ 1,310
Change in Customers Invoiced	0.0%	4.2%	0.3%	0.2%	1.1%

Previous Definition[2]
Average Sale	$ 1,630	$ 1,706	$ 1,735	$ 1,738	$ 1,700
Change in Customers Invoiced	-0.1%	5.4%	0.8%	1.1%	1.7%

1 The new definition of average sale is defined as the average invoiced sales order, measured quarterly, excluding returns as well as transactions under $100 (which are generally sample orders or add-on/accessories to existing orders). Invoiced sales orders include all merchandise and services added to an individual order over the course of a calendar quarter. An individual customer with multiple orders in the same quarter (often due to multiple projects) count as two or more transactions in calculating average sale and customer count. The new definition of the change in number of customers invoiced is calculated by applying the revised definition of average sale, described above, to total net sales at comparable stores.

2 The previous definition of average sale, calculated on a total company basis, is defined as the average invoiced sale per customer, measured on a monthly basis, excluded transactions less than $250 (which are generally sample orders, or add-ons or fill-ins to previous orders) and more than $30,000 (which are usually contractor orders). It also aggregated Pro transactions into a single large transaction, rather than treating these as multiple projects, which they often are. The previous definition of the change in number of customers invoiced is calculated by applying the average sale to total net sales at comparable stores.

For an understanding of the significant factors that influenced our performance during the past three years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this report.

Net Sales

Net sales in 2018 increased $55.7 million, or 5.4%, from 2017 as net sales in comparable stores increased $26.6 million, or 2.6%, and the net sales in non-comparable stores increased $29.1 million. The growth in comparable store sales reflected a 3.4% increase in average sale, which was driven by larger sales transactions from the additional attachment of installation services to transactions, as well as the growth in the mix of Pro customers. This increase was partially offset by a 0.8% decrease in the number of customers invoiced. The increased transaction size and decreased transaction count in part reflect reduced promotional activity and increased focus on Pro customers and customers seeking installation, both of which have a more involved and larger sales transaction. Installation and delivery services represented 11.9% of our sales for the year, which increased through the year, reaching 12.9% in the fourth quarter of 2018. Our Pro customer sales represented 28.5%  of merchandise sales, up from 23% in the prior year.

The comparable store growth of 2.6% consisted of a decline in merchandise sales of (0.6)%, more than offset by an increase in installation sales of 41%. The growth in installation sales reflects the expansion of this program into Florida and California in late 2017 that generated incremental sales throughout 2018. The decline in merchandise sales reflect the reduced promotional activity and declines in the bamboo and hardwood categories. We believe industry softness in the fourth quarter and other competitive pressures also contributed to the declines in comparable store merchandise sales growth. In terms of categories, the manufactured category consisting of vinyl and laminate products grew 24.5% compared to prior year, reaching 36% of our merchandise sales in 2018, while the hardwood category declined 13.3% and represented 34% of our sales in 2018. The vinyl sub-category within manufactured products continues to drive the growth in that category due to its outstanding aesthetics, high resilience and waterproof characteristics.

Net sales in 2017 increased $68.3 million, or 7.1%, from 2016 as net sales in comparable stores increased $52.2 million, or 5.4%, and the net sales in non-comparable stores increased $16.1 million. The growth in comparable store sales reflected a combination of an increase of 1.1% in the number of customers invoiced and an increase of 4.3% in the average sale. We believe the number of customers invoiced rose due to improved customer experience in our stores, our more complete assortment and waning negative impact of unfavorable media and assortment limitations during the first half of 2016. The increase in average sale was driven by higher attachment of installation services, the growth in our Pro business that carries higher average ticket size, and improvements in the average selling price of our products.

Gross Profit

Gross profit in 2018 increased 6.5% to $392.9 million from $369.1 million in 2017. Both years’ gross margins were favorably impacted by the unusual items highlighted in the table that follows, and, when excluding these items, Adjusted Gross Margin (a non-GAAP measure) improved by 10 basis points. This was driven by a favorable category mix toward vinyl products with improved margins, offset by higher transportation costs, dilution from increased installation sales mix that have lower margins, and tariffs that were imposed on goods received starting September 24, 2018. This tariff impact of approximately 40 basis points reflects only a partial impact of the currently imposed 10% tariff rate on Chinese-sourced products due to the timing of goods flowing through inventory. We expect this adverse effect to continue in 2019 as the goods are fully cycled through inventory, and could increase further should the tariff rate increase. (See Risk Factors for more details on these tariffs).

Gross profit in 2017 increased 21.5% to $369 million from $303.9 million in 2016. Gross margin increased to 35.9% from 31.6% in 2016. This comparison was favorably impacted by the unusual items highlighted in the table below, and when excluding these items, Adjusted Gross Margin (a non-GAAP measure) improved from 32.8% to 35.5%, or 270 basis points. This was driven by a shift in mix toward vinyl and engineered products with improved margins, lower transportation costs, as well as improved margins within engineered, vinyl, laminate, and tile categories due to sourcing and pricing initiatives. These advances were slightly offset by a higher mix of installation sales that carry lower margins, and higher warranty costs.

We believe that each of the items below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Year Ended December 31,
	2018		2017		2016
	$	% of Sales	$	% of Sales	$	% of Sales
	(dollars in thousands)
Gross Profit/Margin, as reported (GAAP)	$392,940	36.2%	$369,061	35.9%	$303,869	31.6%

Antidumping Adjustments [1]	(4,948)	(0.5)%	(2,797)	(0.3)%	5,450	0.6%
HTS Classification Adjustments [2]	(1,711)	(0.1)%	—	—%	—	—%
Indoor Air Quality Testing Program [3]	—	—%	(993)	(0.1)%	6,187	0.6%
Sub-Total Items above	(6,659)	(0.6)%	(3,790)	(0.4)%	11,637	1.2%

Adjusted Gross Profit/Margin (non-GAAP measures)	$386,281	35.6%	$365,271	35.5%	$315,506	32.8%

1      We recognized adjustments to countervailing and antidumping duties of a favorable $4.9 million, a favorable $2.8 million and an unfavorable $5.5 million associated with applicable shipments of engineered hardwood from China related to prior periods for the years ended December 31, 2018, 2017 and 2016, respectively.

2      We recognized classification adjustments related to Harmonized Tariff Schedule (“HTS”) duty categorization in prior periods during the year ended December 31, 2018.

3      Prior to June 30, 2016, $3.1 million of costs related to our indoor air quality testing program agreed to with the Consumer Product Safety Commission (“CPSC”) were expensed as incurred. During the second quarter of 2016, we recorded an accrual of $3 million, which represented our best estimate of costs to be incurred in the future periods related to this program and is included in the total for 2016. In the second quarter 2017, we reduced the reserve for estimated costs to be incurred related to the testing program by approximately $1 million. Costs in 2018 were nominal and expensed as incurred.

Selling, General and Administrative Expenses

SG&A expenses in 2018 increased 9.2% to $443.5  million from $406.0 million in 2017.  Excluding the items shown in the table that follows,  Adjusted SG&A (a non-GAAP measure) increased $11.5 million,  primarily driven by increases in payroll of $4.7 million and occupancy of $3.3 million, both of which are primarily related to the 21 new stores opened this year and full-year effects of the 11 stores opened in 2017. Adjusted SG&A (a non-GAAP measure) was also negatively impacted by promotional financing fees of $3.0 million, ongoing legal and professional fees of $1.8 million, and depreciation of $1 million. These increases were partially offset by lower advertising costs of $2.3 million.  Payroll related costs as a percentage of sales were 14.2% in 2018 and 14.5% in 2017.

SG&A expenses in 2017 increased 2.1% in 2017 to $406.0 million from $397.5 million in 2016. Excluding the items shown in the table below, Adjusted SG&A (a non-GAAP measure) increased $7.6 million, driven by $7.5 million in higher payroll-related costs due to greater store level staffing, commissions, and investments in corporate capabilities and $3.0 million in higher occupancy costs, both of which were offset by $2.9 million in other decreases, primarily lower advertising and promotion costs. Excluding retention-related costs, payroll related costs as a percentage of sales were 14.5% in 2017 and 2016, respectively.

We believe that each of these items can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Year Ended December 31,
	2018		2017		2016
	$	% of Sales	$	% of Sales	$	% of Sales
	(dollars in thousands)
SG&A, as reported (GAAP)	$443,513	40.9%	$406,027	39.5%	$397,504	41.4%

Accrual for Legal Matters and Settlements [1]	63,951	5.9%	36,960	3.6%	—	—%
Securities and Derivatives Class Action [2]	—	—%	—	—%	19,260	2.0%
Legal and Professional Fees [3]	11,707	1.1%	11,314	1.1%	28,414	3.0%
All Other [4]	1,769	0.2%	3,146	0.3%	2,800	0.3%
Sub-Total Items above	77,427	7.2%	51,420	5.0%	50,474	5.3%

Adjusted SG&A (a non-GAAP measure)	$366,086	33.7%	$354,607	34.5%	$347,030	36.1%

1      This amount represents the charge to earnings related to Bamboo Flooring Litigation, governmental investigations and Related Laminate Matters in 2018 as well as the charge to earnings in 2017 related to the Formaldehyde MDL and Abrasion MDL settlements, all of which are described more fully in the Legal Proceedings section of this Annual Report.

2      This amount represents the net charge to earnings related to the stock-based element of our settlement in the securities class action lawsuit in addition to $2.5 million related to our derivatives class action lawsuit.

3      Represents charges to earnings related to our defense of significant legal actions, described in notes 1 and 2 above, during the period. This does not include all legal costs incurred by the Company.

4      All Other consisted of the following: an impairment of certain assets related to our decision to exit the finishing business in 2018, an impairment of certain assets related to a vertical integration initiative discontinued in 2017 and a retention initiative and the net impact of the CARB and Prop 65 settlements in 2016.

Operating Loss and Operating Margin

Operating loss in 2018 was $50.6 million compared to an operating loss of $37.0 million in 2017. Excluding the items shown in the table that follows, 2018 resulted in an Adjusted Operating Income (a non-GAAP measure) of $20.2 million, or an Adjusted Operating Margin (a non-GAAP measure) of 1.9%, compared to $10.7 million, or 1.0%, in 2017. The improvement primarily reflects the growth in sales from both new and comparable stores, and slightly higher gross margin, which was partially offset by the $11.5 million growth in Adjusted SG&A (a non-GAAP measure).

Operating loss in 2017 was $37.0 million compared to an operating loss of $93.6 million in 2016. Excluding the items shown below, Adjusted Operating Income (a non-GAAP measure) in 2017 was $10.7 million, and Adjusted Operating Margin (a non-GAAP measure) was 1.0%, compared to an Adjusted Operating Loss (a non-GAAP measure) of $31.5 million, or (3.3)% in 2016. The improvement primarily reflects the growth in sales and higher gross margin.

We believe that each of these items can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Year Ended December 31,
	2018		2017		2016
	$	% of Sales	$	% of Sales	$	% of Sales
	(in thousands)
Operating Loss, as reported (GAAP)	$(50,573)	(4.7)%	$(36,966)	(3.6)%	$(93,635)	(9.8)%

Gross Margin Items:
Antidumping Adjustments [1]	(4,948)	(0.5)%	(2,797)	(0.3)%	5,450	0.6%
HTS Classification Adjustments [2]	(1,711)	(0.1)%	—	—%	—	—%
Indoor Air Quality Testing Program (Income) Charges 3	—	—%	(993)	(0.1)%	6,187	0.6%
Gross Margin Subtotal	(6,659)	(0.6)%	(3,790)	(0.4)%	11,637	1.2%

SG&A Items:
Accrual for Legal Matters and Settlements [4]	63,951	5.9%	36,960	3.6%	—	—%
Securities and Derivatives Class Action [5]	—	—%	—	—%	19,260	2.0%
Legal and Professional Fees [6]	11,707	1.1%	11,314	1.1%	28,414	3.0%
All Other [7]	1,769	0.2%	3,146	0.3%	2,800	0.3%
SG&A Subtotal	77,427	7.2%	51,420	5.0%	50,474	5.3%

Adjusted Operating Income (Loss) (a non-GAAP measure)	$20,195	1.9%	$10,664	1.0%	$(31,524)	(3.3)%

1,2,3        See the Gross Margin section above for more detailed explanations of these individual items.

4,5,6,7    See the SG&A section above for more detailed explanations of these individual items.

Provision for Income Taxes

We have a full valuation allowance recorded against our net deferred tax assets which effectively offsets our federal taxes at the statutory rate of 21% and have had this in place for each of the years ended December 31, 2018, 2017 and 2016. However, we record as tax expense each period for income taxes incurred in certain state and foreign jurisdictions resulting in an effective tax rate of (1.8)%, 1.9% and 27.3% for the years ended December 31, 2018, 2017 and 2016, respectively.

The Tax Act, which was enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21%, eliminated the 20-year limit on the carryforward of losses, and resulted in the Company remeasuring its existing deferred tax balances in 2017. Generally, the Tax Act became effective in 2018, and it altered the deductibility of certain items (e.g., certain compensation, interest, entertainment expenses), and allowed qualifying capital expenditures to be deducted fully in the year of purchase. As of December 31, 2018, the Company has completed the analysis of the tax effects of the Tax Act and has reflected all applicable changes in its financial statements, based on guidance issued to-date. The Company continues to monitor developments by federal and state rulemaking authorities regarding implementation of the Tax Act. As further guidance and clarification is issued by the IRS or state tax jurisdictions, the Company will recognize the impact through its provision for income taxes in the period that the guidance becomes effective.

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

Diluted Earnings per Share

Net loss for the year ended December 31, 2018 was $54.4 million, or  $1.90 per diluted share. Net loss for the year ended December 31, 2017 was $37.8 million, resulting in a loss of $1.33 per diluted share. Net loss for the year ended December 31, 2016 was $68.6 million, resulting in a loss of $2.51 per diluted share.

We believe that each of these items can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Year Ended December 31,
	2018	2017
	(in thousands)
Net Loss, as reported (GAAP)	$(54,379)	$(37,823)
Net Loss per Diluted Share (GAAP)	$(1.90)	$(1.33)

Gross Margin Items:
Antidumping Adjustments [1]	(4,948)	(2,797)
HTS Classification Adjustments [2]	(1,711)	—
Indoor Air Quality Testing Program (Income) Charges [3]	—	(993)
Gross Margin Subtotal	(6,659)	(3,790)

SG&A Items:
Accrual for Legal Matters and Settlements [4]	63,951	36,960
Securities and Derivatives Class Action [5]	—	—
Legal and Professional Fees [6]	11,707	11,314
All Other [7]	1,769	3,146
SG&A Subtotal	77,427	51,420

Tax Impact of Adjustments to Net Loss [8]	—	(3,108)

Adjusted Earnings	$16,389	$6,699
Adjusted Earnings per Diluted Share (a non-GAAP measure)	$0.57	$0.23

1,2,3        See the Gross Margin section above for more detailed explanations of these individual items.

4,5,6,7    See the SG&A section above for more detailed explanations of these individual items.

8  We considered the tax impact related to the pre-tax adjustments above.  The Company has a full valuation allowance recorded against its net deferred tax assets, which effectively offsets its federal taxes, other than a $3.1 million tax benefit the Company recognized related to the Tax Act.

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, satisfying our obligations on the recent settlements for the governmental investigations and litigation related to bamboo flooring, working capital, and general corporate purposes. Our principal sources of liquidity at December 31, 2018 were $11.6 million of cash and cash equivalents and  $67.9 million of availability under our Revolving Loan.  As December 31, 2018, the outstanding balance of the Revolving Loan was $65 million and it carried an interest rate of 4.125%.

We expect the DOJ and SEC settlements totaling $33 million will be paid in the next 30 days. We anticipate funding $1.0 million of the cash portion of the Gold Litigation upon the court’s preliminary approval in the next few months and then fund the remaining $13 million upon the court’s final approval, which may be as early as the fourth quarter of 2019, and as late as 2020, which would be at the end of the claims notice period.

Our liquidity at year end was $79.5 million. After funding the above mentioned items our liquidity would be $45.5 million. We expect to rebuild liquidity by reducing inventory that was purposefully purchased in advance of an announced, but subsequently postponed, 25% tariff on purchases of Chinese goods, expanding our Revolving Loan to add incremental borrowing capacity of $35 million, as discussed in more detail under the Revolving Credit Facility header in this MD&A, through operating cash flows expected as the business benefits from the resolution of historical legal matters.

In 2018, the Company reported a use of cash of $43.0 million. This included building inventory, net of payables, by $54.3 million for and funding of the MDL of $21.5 million. If we set those two items aside which are not expected to recur, cash from operations would have been a positive $32.8 million in 2018. The Company also generated a positive cash from operations of $39.4 million in 2017, which was favorably affected by income tax refunds but unfavorably impacted by a net outflow to pay down extended trade payables carried into 2017. The Company brought terms current so it could again take advantage of vendor discounts.

We currently expect capital expenditures for 2019 to total between $15 million and $18 million, but we will continue to assess and adjust our level of capital expenditures based on changing circumstances.  Included in our capital requirement for 2019,  is the funding to open 10 to 15 stores, remodel and/or relocate some existing stores and meet any obligations related to the relocation of our corporate headquarters.

Although certain matters remain outstanding, we have taken significant steps to eliminate uncertainty associated with legal and regulatory matters previously discussed. We believe that cash flow from operations, together with liquidity sources mentioned above, will be sufficient to fund our settlements and operations and anticipated capital expenditures for the next 12 months. We prepare our forecasted cash flow and liquidity estimates based on assumptions that we believe to be reasonable, but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Merchandise Inventories

Merchandise inventory is our most significant asset and is considered either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection. During the fourth quarter of 2018, we purposefully purchased inventory in advance of an announced, but subsequently postponed, 25% tariff on purchases of Chinese goods.

Merchandise inventories and available inventory per store in operation on December 31 were as follows:

	As of	As of	As of
	December 31, 2018	December 31, 2017	December 31, 2016
	(in thousands)
Inventory – Available for Sale	$275,036	$226,750	$257,537
Inventory – Inbound In-Transit	43,236	35,530	44,355
Total Merchandise Inventories	$318,272	$262,280	$301,892

Available Inventory Per Store	$666	$577	$672

Available inventory per store at December 31, 2018 was higher than available inventory per store at December 31, 2017 and close to the amount at December 31, 2016. In addition to the tariff-related purchases, the higher level at December 31, 2018 was primarily due to our holding extra inventory as we transitioned the finishing lines out of Toano, increased safety stock to improve customer service and an initiative to have more of our top-selling floors on-

hand in store for customers to take with them, as well as an initiative to expand our engineered assortment with new looks to meet customer demand.  Available inventory per store at December 31, 2016 reflected a higher level of inventory related to new product expansion.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning.

Cash Flows

The following table summarizes our cash flow activities for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Net Cash (used in) provided by:
Operating Activities	(42,986)	39,392	(27,547)
Investing Activities	(13,461)	(4,338)	(8,333)
Financing Activities	49,205	(26,193)	18,704
Effect of Exchange Rates	(1,131)	806	744
Total	(8,373)	9,667	(16,432)

Operating Activities. Net cash used in operating activities was $43.0 million in 2018 and was primarily due to a $54.3 million increase in inventory, net of payables, which was the result of the build in inventory previously discussed, as well payments of $21.5 million on the remaining cash portion of the Formaldehyde MDL and Abrasion MDL obligation. Absent the build in inventory and the settlement payment, cash from operating activities would have been a positive $32.8 million.

Net cash provided by operating cash flows was $39.4 million in 2017. The overall improvement in operating cash flows for 2017 was due to higher sales, improved gross margin and lower SG&A expenses as a percentage of net sales. Cash for certain working capital items also affected operating cash flows. During 2017, operating cash flows benefited by a $29.2 million tax refund related to our 2016 carry-back, and a $32.5 million reduction in merchandise inventories, offset by a $52.5 million reduction in accounts payable.

Net cash used in operating activities was $27.5 million in 2016 and included a net loss of $68.6 million, which included non-cash amounts for depreciation and amortization of $17.5 million, changes in deferred taxes of $14.2 million, stock-based compensation of $5.6 million, a charge related to the settlement of the Securities Class Action of $16.8 million and lower of cost or market inventory adjustments of $3.7 million. After these adjustments, the cash flow from earnings was a use of cash of $10.8 million. Inclusive in this, is a cash refund of $22.1 million in taxes received in the third quarter related to our carryback of 2015 net operating losses, and a noncash tax benefit recorded that reflects a similar carryback of the 2016 net losses. This use of cash was negatively impacted by the elevated legal and professional fees discussed in the SG&A section above. In 2016, we also generated cash of $2.0 million through increased trade payables, net of increases in inventory, by extending terms with vendors, used cash of $6.2 million related to the settlement of the Lacey Act investigation that was finalized in October 2015 and used $2.5 million in cash related to the settlement of the Derivatives Class Action.

Investing Activities.  Net cash used in investing activities was $13.5 million in 2018, $4.3 million in 2017 and $8.3 million in 2016.  Net cash used in investing activities in each year tracks with our store openings which were 21, 11 and 9 for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, 2018 included elevated investments in our information technology initiatives.

Financing Activities.  Net cash provided by financing activities was $49.2 million in 2018 and was primarily attributable to $50 million in net borrowings on the Revolving Loan. Net cash used in financing activities was $26.2 million in 2017 and was primarily attributable to $25 million in net payments on the Revolving Loan.  Net cash provided by financing activities was $18.7 million in 2016 and was primarily attributable to $20 million in net borrowings on the Revolving Loan.

Revolving Credit Facility

On August 17, 2016, we entered into a Third Amended and Restated Credit Agreement (the “Revolving Credit Facility”) with Bank of America, N.A. (the “Bank”) and Wells Fargo Bank, N.A. (“Wells Fargo” and, collectively with the Bank, the “Lenders”) with the Bank as administrative agent and collateral agent and Wells Fargo as syndication agent. Under the Revolving Credit Facility, which matures on August 17, 2021, the Lenders agreed to provide us with the Revolving Loan under which we may obtain loans and letters of credit from the Bank up to a maximum aggregate outstanding principal amount of the lesser of $150 million or a calculated borrowing base.

The Revolving Credit Facility requires customary covenants, including a financial covenant to maintain a fixed charge coverage ratio of at least 1.0 to 1.0, calculated quarterly on a trailing four quarters basis that becomes effective only when specified availability under the Revolving Loan falls below the greater of $15 million or 10% of the maximum revolver amount.  At December 31, 2018,  we had $67.9 million available to borrow under this facility, which was net of $2.1 million in outstanding letters of credit, $65 million in outstanding borrowings and subject to certain limitations as a result of our borrowing base and the fixed charge coverage ratio covenant, as of December 31, 2018.

On March 8, 2019, we entered into a commitment letter with the Lenders, subject to customary closing conditions, that provides for an increase in the Revolving Loan up to a maximum amount of $175 million, and a new “First in Last Out” tranche of $25 million incremental to the $175 million but within the same Revolving Credit Facility. This will also extend the term of the loan until March 2024. We expect to close on this expanded Revolving Credit Facility in late March or early April 2019.

Contractual Commitments and Contingencies

Our significant contractual obligations and commitments as of December 31, 2018 are summarized in the following table:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years
	(in thousands)
Contractual Obligations
Operating Lease Obligations [1]	$155,213	$36,074	$59,390	$35,321	$24,428
Purchase Obligations [2]	196	196	—	—	—
Total Debt Obligations, including current maturities	65,000	—	65,000	—	—
Total Contractual Obligations	$220,409	$36,270	$124,390	$35,321	$24,428

1      Included in this table is the base period or current renewal period for our operating leases.  The operating leases generally contain varying renewal provisions.

2      Purchase obligations represent capital expenditure commitments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or other financing activities with special-purpose entities.

New Accounting Pronouncements

See Summary of Significant Accounting Policies in Note 1 that is included in Item 8 of this Form 10‑K for further information about new accounting pronouncements adopted during 2018 and accounting pronouncements issued but not yet effective.

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

Valuation of Deferred Tax Assets

We account for income taxes and the related accounts in accordance with FASB ASC Topic 740, “Income Taxes.” Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in estimates in the valuation allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The current year analysis was impacted by the new tax law in December. At December 31, 2018, we had a valuation allowance of $26.3 million primarily attributable to the uncertainty related to the realizability of our deferred tax assets. We considered all available evidence, both positive and negative, in determining the need for a valuation allowance. Based upon this analysis, including a consideration of our cumulative loss history in the three-year period ended December 31, 2018, we determined that it is not more likely than not that our deferred tax assets will be realized.

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

The fair value of stock options was estimated at the date of grant using the Black-Scholes-Merton valuation model.  In order to determine the related stock-based compensation expense, we used the following assumptions for stock options granted during 2018:

•	Expected life of 5.5 years;
•	Expected stock price volatility of 55%;
•	Risk-free interest rate of 2.8%; and
•	Dividends are not expected to be paid in any year.

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

Recognition of Net Sales

We recognize net sales for products purchased at the time the customer takes possession of the merchandise. We recognize service revenue, which consists primarily of installation revenue and freight charges for in-home delivery, when the service has been rendered.  We report sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities.  Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical and current sales trends and experience.  We believe that our estimate for sales returns is an accurate reflection of future returns.  Any reasonably likely changes that may occur in the assumptions underlying our allowance estimates would not be expected to have a material impact on our financial condition or operating performance.  Actual sales returns did not vary materially from estimated amounts for 2018,  2017 or 2016.

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

Merchandise Inventories

We value our merchandise inventories at the lower of cost or net realizable value.  We determine merchandise cost using the weighted average method.  All of the hardwood flooring we purchase from suppliers is either prefinished or unfinished, and in immediate saleable form. Inventory cost includes the costs of bringing an article to its existing condition and location such as shipping and handling and import tariffs. To the extent that we finish and box unfinished products, we include those costs in the average unit cost of related merchandise inventory.  In determining market value, we make judgments and estimates as to the market value of our products, based on factors such as historical results and current sales trends.  Any reasonably likely changes that may occur in those assumptions in the future may require us to record charges for losses or obsolescence against these assets, but would not be expected to have a material impact on our financial condition or operating performance. Actual losses and obsolescence charges did not vary materially from estimated amounts for 2018,  2017 or 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents and our Revolving Loan.  We may invest our cash in short-term investments with maturities of three months or less.  Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.  Borrowings under our Revolving Loan are exposed to interest rate risk due to the variable rate of the Revolving Credit Facility.  As of December 31, 2018,  we had $65 million outstanding under our Revolving Loan.  If the interest rate had varied by 1% in either direction throughout 2018, interest expense would have fluctuated by $650,000.

We currently do not engage in any interest rate hedging activity and have no current intention to do so.  However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so.  We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Exchange Rate Risk

Less than two percent of our revenue, expense and capital purchasing activities are transacted in currencies other than the U.S. dollar, including the Euro, Canadian dollar, Chinese yuan and Brazilian real.

We currently do not engage in any exchange rate hedging activity as the vast majority of our foreign purchases are denominated in U.S. dollars.  However, in the future, in an effort to mitigate losses associated with these risks, we may at times engage in transactions involving various derivative instruments to hedge revenues, inventory purchases, assets and liabilities denominated in foreign currencies. If the exchange rate on December 31, 2018 had varied by 10% in either direction, net income from Canadian operations would have fluctuated nominally.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lumber Liquidators Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lumber Liquidators Holdings, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and Financial Statement Schedule II - Analysis of Valuation and Qualifying Accounts (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 18, 2019 expressed an adverse opinion thereon.

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
March 18, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lumber Liquidators Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Lumber Liquidators Holdings, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Lumber Liquidators Holdings, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in transaction level and review controls related to the calculation and measurement of import tariff obligations on inventory purchases.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 18, 2019, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Richmond, Virginia
March 18, 2019

Lumber Liquidators Holdings, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,	December 31,
	2018	2017
Assets
Current Assets:
Cash and Cash Equivalents	$11,565	$19,938
Merchandise Inventories	318,272	262,280
Prepaid Expenses	6,299	9,108
Deposit for Legal Settlement	21,500	—
Other Current Assets	8,667	6,670
Total Current Assets	366,303	297,996
Property and Equipment, net	93,689	100,491
Goodwill	9,693	9,693
Other Assets	5,832	2,615
Total Assets	$475,517	$410,795

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$73,412	$67,676
Customer Deposits and Store Credits	40,332	38,546
Accrued Compensation	9,265	12,101
Sales and Income Tax Liabilities	4,200	4,273
Accrual for Legal Matters and Settlements Current	97,625	36,960
Other Current Liabilities	17,290	18,605
Total Current Liabilities	242,124	178,161
Other Long-Term Liabilities	20,203	19,235
Deferred Tax Liability	792	552
Revolving Credit Facility	65,000	15,000
Total Liabilities	328,119	212,948

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 31,578 and 31,397 shares issued and 28,627 and 28,490 shares outstanding at December 31, 2018 and 2017, respectively)	32	31
Treasury Stock, at cost (2,951 and 2,907 shares, respectively)	(141,828)	(140,875)
Additional Capital	213,744	208,629
Retained Earnings	76,835	131,214
Accumulated Other Comprehensive Loss	(1,385)	(1,152)
Total Stockholders’ Equity	147,398	197,847
Total Liabilities and Stockholders’ Equity	$475,517	$410,795

See accompanying notes to consolidated financial statements.

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Operations

(in thousands except per share amounts)

	Year Ended December 31,
	2018	2017	2016

Net Sales
Net Merchandise Sales	$955,949	$938,269	$895,612
Net Services Sales	128,687	90,664	64,976
Total Net Sales	1,084,636	1,028,933	960,588
Cost of Sales
Cost of Merchandise Sold	596,411	591,087	608,834
Cost of Services Sold	95,285	68,785	47,885
Total Cost of Sales	691,696	659,872	656,719
Gross Profit	392,940	369,061	303,869
Selling, General and Administrative Expenses	443,513	406,027	397,504
Operating Loss	(50,573)	(36,966)	(93,635)
Other Expense	2,827	1,591	638
Loss Before Income Taxes	(53,400)	(38,557)	(94,273)
Income Tax Expense (Benefit)	979	(734)	(25,710)
Net Loss	$(54,379)	$(37,823)	$(68,563)
Net Loss per Common Share—Basic	$(1.90)	$(1.33)	$(2.51)
Net Loss per Common Share—Diluted	$(1.90)	$(1.33)	$(2.51)
Weighted Average Common Shares Outstanding:
Basic	28,571	28,407	27,284
Diluted	28,571	28,407	27,284

See accompanying notes to consolidated financial statements.

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2018	2017	2016

Net Loss	$(54,379)	$(37,823)	$(68,563)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(233)	304	209
Total Other Comprehensive (Loss) Income	(233)	304	209
Comprehensive Loss	$(54,612)	$(37,519)	$(68,354)

See accompanying notes to consolidated financial statements.

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

							Accumulated
							Other	Total
	Common Stock		Treasury Stock		Additional	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Income (Loss)	Equity

December 31, 2015	27,088	$30	2,825	$(138,987)	$180,590	$237,600	$(1,665)	$277,568

Stock-Based Compensation Expense	—	—	—	—	5,487	—	—	5,487
Exercise of Stock Options	59	—	—	—	539	—	—	539
Tax Effect of Stock-Based Compensation	—	—	—	—	(675)	—	—	(675)
Stock Issued upon Legal Settlement	1,000	1			16,759			16,760
Release of Restricted Shares	101	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	29	(433)	—	—	—	(433)
Translation Adjustment	—	—	—	—	—	—	209	209
Net Loss	—	—	—	—	—	(68,563)	—	(68,563)
December 31, 2016	28,248	$31	2,854	$(139,420)	$202,700	$169,037	$(1,456)	$230,892

Stock-Based Compensation Expense	—	—	—	—	4,582	—	—	4,582
Exercise of Stock Options	88	—	—	—	1,347	—	—	1,347
Release of Restricted Shares	154	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	53	(1,455)	—	—	—	(1,455)
Translation Adjustment	—	—	—	—	—	—	304	304
Net Loss	—	—	—	—	—	(37,823)	—	(37,823)
December 31, 2017	28,490	$31	2,907	$(140,875)	$208,629	$131,214	$(1,152)	$197,847

Stock-Based Compensation Expense	—	—	—	—	4,346	—	—	4,346
Exercise of Stock Options	44	—	—	—	770	—	—	770
Release of Restricted Shares	93	1	—	—	(1)	—	—	—
Common Stock Repurchased	—	—	44	(953)	—	—	—	(953)
Translation Adjustment	—	—	—	—	—	—	(233)	(233)
Net Loss	—	—	—	—	—	(54,379)	—	(54,379)
December 31, 2018	28,627	$32	2,951	$(141,828)	$213,744	$76,835	$(1,385)	$147,398

See accompanying notes to consolidated financial statements.

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016

Cash Flows from Operating Activities:
Net Loss	$(54,379)	$(37,823)	$(68,563)
Adjustments to Reconcile Net Loss:
Depreciation and Amortization	18,425	17,739	17,505
Deferred Income Taxes (Benefit) Provision	240	(3,246)	14,205
Stock-Based Compensation Expense	4,091	4,735	5,568
Provision for Inventory Obsolescence Reserves	3,108	6,349	3,723
Impairment and Loss on Disposal of Fixed Assets	1,818	1,498	—
Stock-Based Portion of Provision for Securities Class Action	—	—	16,760
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(59,179)	32,614	(62,054)
Accounts Payable	4,852	(52,475)	64,025
Customer Deposits and Store Credits	1,685	6,001	(988)
Prepaid Expenses and Other Current Assets	2,902	28,962	(11,411)
Accrual for Legal Matters and Settlements	63,951	36,960	—
Deposit for Legal Settlement	(21,500)	—	—
Other Assets and Liabilities	(9,000)	(1,922)	(6,317)
Net Cash (Used in) Provided by Operating Activities	(42,986)	39,392	(27,547)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(14,332)	(7,411)	(8,908)
Proceeds from Disposal of Fixed Assets	871	2,273	—
Other Investing Activities	—	800	575
Net Cash Used in Investing Activities	(13,461)	(4,338)	(8,333)

Cash Flows from Financing Activities:
Borrowings on Revolving Credit Facility	74,000	40,000	37,000
Payments on Revolving Credit Facility	(24,000)	(65,000)	(17,000)
Proceeds from the Exercise of Stock Options	770	1,347	539
Payments for Stock Repurchases	(953)	(1,455)	(433)
Payments on Financed Insurance Obligations	(612)	(734)	—
Payments on Capital Lease Obligations	—	(351)	(469)
Payments for Debt Issuance Costs	—	—	(933)
Net Cash Provided by (Used in) Financing Activities	49,205	(26,193)	18,704
Effect of Exchange Rates on Cash and Cash Equivalents	(1,131)	806	744
Net (Decrease) Increase in Cash and Cash Equivalents	(8,373)	9,667	(16,432)
Cash and Cash Equivalents, Beginning of Year	19,938	10,271	26,703
Cash and Cash Equivalents, End of Year	$11,565	$19,938	$10,271

Supplemental disclosure of non-cash operating and financing activities:
Financed Insurance Premiums	$—	$1,346	$—

Supplemental disclosure of non-cash investing and financing activities:
Borrowing on Capital Lease Obligation to Acquire Equipment	$—	$—	$351

See accompanying notes to consolidated financial statements.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

Note 1.         Summary of Significant Accounting Policies

Nature of Business

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hard-surface flooring, and hard-surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, resilient vinyl, waterproof vinyl plank and porcelain tile flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. The Company also provides in-home delivery and installation services to its customers. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of store locations in metropolitan areas. The Company’s stores spanned 47 states in the United States (“U.S.”) and included eight stores in Canada at December 31, 2018. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia, and its website, www.lumberliquidators.com. The Company finished the majority of its Bellawood products on its finishing lines in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.” In July of 2018, the Company announced its plan to sell its finishing line equipment to an unaffiliated third-party purchaser and to relocate its corporate headquarters to Richmond, Virginia, in 2019. The Company ceased finishing floors in January 2019.

Organization and Basis of Financial Statement Presentation

The consolidated financial statements of Lumber Liquidators Holdings, Inc., a Delaware corporation, include the accounts of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

In order to conform to the current year presentation, the Company has reclassified net services sales and net cost of services sold on the accompanying consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively, to separate line items from total net sales with the remainder being classified as net merchandise sales and cost of merchandise sold.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. During 2018 and 2017, the Company has recognized significant liabilities related to various legal and regulatory matters. While the payment of these liabilities has had, and is expected to have, a material adverse impact on the Company’s liquidity and cash flow from operations, the Company estimates that it has sufficient liquidity through amounts available under its Revolving Credit Facility and forecasted cash flows from operations to fund its working capital, including these legal and regulatory liabilities. The Company prepares its forecasted cash flow and liquidity estimates based on assumptions that it believes to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Cash and Cash Equivalents

The Company had cash and cash equivalents of $11.6 million and $19.9 million at December 31, 2018 and 2017, respectively. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents, of which there was zero at December 31, 2018 and 2017, respectively. The

Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash equivalents totaled $7.3 million and $13.3 million at December 31, 2018 and 2017, respectively.

Credit Programs

Credit is offered to the Company’s customers through a proprietary credit card, underwritten by a third-party financial institution and at no recourse to the Company. A credit line is offered to the Company’s professional customers through the Lumber Liquidators Commercial Credit Program. This commercial credit program is underwritten by a third-party financial institution, generally with no recourse to the Company.

As part of the credit program, the Company’s customers may tender their Lumber Liquidators credit card to receive installation services. As of December 31, 2018, the Company utilized a network of associates to perform certain customer-facing, consultative services and coordinate the installation of its flooring products by third-party independent contractors in all of its stores.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and other liabilities approximates fair value because of the short-term nature of these items. The carrying amount of obligations under its Revolving Credit Facility approximates fair value due to the variable rate of interest.

Merchandise Inventories

The Company values merchandise inventories at the lower of cost and net realizable value. The method by which amounts are removed from inventory is weighted average cost. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form. Inventory cost includes the costs of bringing an article to its existing condition and location such as shipping and handling and import tariffs. Prior to the sale of the finishing line equipment in 2018, the Company would add the finish to, and box, various species of unfinished product, to produce certain proprietary products, primarily Bellawood. Any finishing and boxing costs were included in the average unit cost of related merchandise inventory. In addition, the Company maintains an inventory reserve for loss or obsolescence based on historical results and current sales trends. This reserve was $6.8 million and $5.6 million at December 31, 2018 and 2017, respectively.

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

During 2018, the Company decided to exit the finishing business and entered into an agreement to sell this equipment to a third party, which altered the Company’s expectations of future cash flows from these long-lived assets. As a result, the Company tested certain long-lived assets for impairment and recorded a $1.8 million impairment charge within selling, general and administrative (“SG&A”) expenses in its accompanying consolidated statements of operations. The charge was measured as the difference between the fair value (Level 2 inputs under ASC 820) of the assets and the carrying value of the related net assets based on the contract to sell to a third party. The Company received $0.8 million in connection with this transaction during 2018 and has $1.0 million in assets held-for-sale, included in Other Current Assets on the Consolidated Balance Sheet as of December 31, 2018.

During 2017, the Company determined that the carrying value of certain assets that had once been part of a discontinued vertical integration strategy was above their fair value and recorded an impairment charge of $1.5 million within SG&A expenses in the consolidated statements of operations. The charge was measured as the difference between the fair value (Level 2 inputs under the fair value hierarchy) of the assets and the carrying value of the related net assets based on a contract to sell to a third party.

No impairment charges were recognized in 2016.

Goodwill and Other Indefinite-Lived Intangibles

Goodwill represents the costs in excess of the fair value of net assets acquired associated with acquisitions by the Company. Other assets include $0.8 million for an indefinite-lived intangible asset for the phone number 1‑800‑HARDWOOD and related internet domain names. The Company evaluates these assets for impairment on an annual basis, or whenever events or changes in circumstance indicate that the asset carrying value exceeds its fair value. Based on the analysis performed, the Company has concluded that no impairment in the value of these assets has occurred.

Self-Insurance

The Company is self-insured for certain employee health benefit claims and for certain workers’ compensation claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical and industry trends and economic conditions. This liability could be affected if future occurrences and claims differ from these assumptions and historical trends. As of December 31, 2018 and 2017, the Company had accruals of $2.4 million and $2.1 million, respectively, related to estimated claims was included in other current liabilities.

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

The Company generates revenues primarily by retailing merchandise in the form of hardwood and porcelain flooring and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services.  Sales occur through a network of 413 stores, which spanned 47 states, including eight stores in Canada at December 31, 2018. In addition, both the merchandise and services can be ordered through a call center and from the Company’s website, www.lumberliquidators.com. The Company’s agreements with its customers are of short duration (less than a year) and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

Revenue is based on consideration specified in a contract with a customer and excludes any sales incentives from vendors and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer or performing service for a customer.

Revenues from installation and freight services are recognized when the delivery is made or the installation is complete, which approximates the recognition of revenue over time due to the short duration of service provided. The price of the Company’s merchandise and services is specified in the respective contract and detailed on the invoice agreed to with the customer including any discounts. The Company generally requires customers to pay a deposit, equal to approximately half of the retail sales value, when ordering merchandise not regularly carried in a given location or not currently in stock. In addition, the Company generally does not extend credit to its customers with payment due in full at the time the customer takes possession of merchandise or when the service is provided. Customer payments and deposits received in advance of the customer taking possession of the merchandise or receiving the services are recorded as deferred revenues in the accompanying consolidated balance sheet caption Customer Deposits and Store Credits.

The following table shows the activity in this account for the periods noted:

	Year Ended December 31,
	2018	2017	2016
Customer Deposits and Store Credits, Beginning Balance	$(38,546)	$(32,639)	$(33,771)
New Deposits	(1,155,019)	(1,101,841)	(1,021,880)
Recognition of Revenue	1,084,636	1,028,933	960,588
Sales Tax included in Customer Deposits	67,125	66,028	63,422
Other	1,472	973	(998)
Customer Deposits and Store Credits, Ending Balance	$(40,332)	$(38,546)	$(32,639)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 90 days.  The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics.  The Company previously recognized revenue in full, recorded an allowance for expected returns (contra-revenue) and recorded a separate refund liability for expected returns. The Company reduces revenue by the amount of expected returns and records it within Accrued Expenses and Other on the consolidated balance sheet. The Company continues to estimate the amount of returns based on the historical data. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the Other Current Assets caption of the accompanying consolidated balance sheet. This amount was $1.2 million at December 31, 2018. The Company recognizes sales commissions as incurred since the amortization period is less than one year. The Company offers a range of limited warranties for the durability of the finish on its prefinished products. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations. Warranty costs are recorded in Cost of Sales.

We offer hundreds of different flooring products; however, no single flooring product represented a significant portion of our sales mix. By major product category, our sales mix was as follows:

	Year Ended December 31,
	2018		2017		2016
Manufactured Products [1]	$392,512	36%	$315,369	31%	$248,234	26%
Solid and Engineered Hardwood	367,026	34%	423,301	41%	452,248	47%
Moldings and Accessories and Other	196,411	18%	199,599	19%	195,130	20%
Installation and Delivery Services	128,687	12%	90,664	9%	64,976	7%
Total	$1,084,636	100%	$1,028,933	100%	$960,588	100%

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

The Company offers a range of limited warranties for the durability of the finish on its prefinished products to its services provided. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. Warranty costs are recorded in cost of sales. This reserve was $1.4 million and $1.6 million at December 31, 2018 and 2017, respectively. The Company seeks recovery from its vendors and third-party independent contractors of installation services for certain amounts paid.

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

During the second quarter of 2017, the Company reduced its estimate of the number of test kit requests based on its experience, and reduced its estimate of the administrative costs of the Air Quality Testing Program. The revised estimates were in part prompted by the CPSC’s July 2017 decision to close this case with the Company and terminate its monitoring activity of the Air Quality Testing Program. The Company will continue to offer tests kits to qualifying customers, but the lower total estimated future costs of the Air Quality Testing Program resulted in a reduction in the reserve and the corresponding offset to cost of sales of $1 million. At December 31, 2017, the Company’s estimate of its future costs for the Air Quality Testing Program through June 30, 2018 was approximately $0.1 million. Since that time, costs related to the Company’s Air Quality Testing Program have been expensed as incurred and have not been significant.

Advertising Costs

Advertising costs charged to selling, general and administrative (“SG&A”) expenses, net of vendor allowances, were $74,242, $76,586 and $80,079 in 2018, 2017 and 2016, respectively. The Company uses various types of media to brand its name and advertise its products. Media production costs are generally expensed as incurred, except for direct mail, which is expensed when the finished piece enters the postal system. Media placement costs are generally expensed in the month the advertising occurs, except for contracted endorsements and sports agreements, which are generally expensed ratably over the contract period. Amounts paid in advance are included in prepaid expenses and totaled $564 and $1,077 at December 31, 2018 and 2017, respectively.

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

Operating Leases

The Company has operating leases for its stores, current corporate headquarters in Toano, Virginia, certain of its distribution facilities, supplemental office facilities and certain equipment. The lease agreements for certain stores and distribution facilities contain rent escalation clauses, rent holidays and tenant improvement allowances. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses in SG&A expenses on a straight-line basis over the terms of the leases. The difference between the rental expense and rent paid is recorded as deferred rent on the consolidated balance sheets. For tenant improvement allowances, the Company records deferred rent on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rental expense.

Stock-Based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with ASC 718. The Company may issue incentive awards, including performance-based awards, in the form of stock options, restricted shares and other equity awards to employees, non-employee directors and other service providers. The Company recognizes expense for the majority of its stock-based compensation based on the fair value of the awards that are granted. For awards granted to non-employee directors, expense is recognized based on the fair value of the award at the end of a reporting period. For performance-based awards granted to certain members of senior management, the Company recognizes expense after assessing the probability of the achievement of certain financial metrics on a periodic basis. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations. Measured compensation cost is recognized ratably over the requisite service period of the entire related stock-based compensation award.

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

Income Taxes

Income taxes are accounted for in accordance with ASC 740 (“ASC 740”). Income taxes are provided for under the asset and liability method and consider differences between the tax and financial accounting bases. The tax effects of these differences are reflected on the consolidated balance sheets as deferred income taxes and measured using the effective tax rate expected to be in effect when the differences reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including the nature, frequency and severity of current and cumulative losses, expected level of future taxable income, the duration of statutory carryforward periods and tax planning alternatives. In future periods, any valuation allowance will be re-evaluated in accordance with ASC 740, and a change, if required, will be recorded through income tax expense in the period such determination is made.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), which creates ASC Topic 842, Leases, and supersedes the lease accounting requirements in Topic 840, Leases. In summary, Topic 842 requires organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in ASU 2016-02 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this ASU on January 1, 2019 on a modified retrospective basis and will not restate prior periods. The Company has implemented software to track and account for the leases, assessed the impact of the new guidance on its consolidated financial statements and financial controls. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, will allow the Company to carryforward the historical lease classification. On January 1, 2019, the Company will make an accounting policy election that payments under agreements with an initial term of 12 months or less will not be included on the Consolidated Balance Sheet but will be recognized in the Consolidated Statements of Operations on a straight-line basis over the term of the agreement. The Company estimates that the adoption of the standard will result in recognition of right-of-use lease assets and lease liabilities in the approximate range of $115 million to $125 million on the Company’s consolidated Balance Sheet primarily related to more than 400 store operating leases.

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

Note 2.         Property and Equipment

Property and equipment consisted of:

	December 31,
	2018	2017
Land	$4,937	$4,937
Building	44,319	44,299
Property and Equipment	53,411	60,337
Computer Software and Hardware	54,375	50,415
Leasehold Improvement	46,297	40,277
Assets under Construction	767	596
	204,106	200,861
Less: Accumulated Depreciation and Amortization	110,417	100,370
Property and Equipment, net	$93,689	$100,491

As of December 31, 2018 and 2017, the Company had cumulatively capitalized $40,230 and $37,905 of computer software costs, respectively.  Amortization expense related to these assets was $4,331,  $3,875 and $3,604 for 2018, 2017 and 2016, respectively.

Note 3.         Other Liabilities

Other long-term liabilities consisted of:

	December 31,
	2018	2017
Antidumping and Countervailing Duties Accrual	$11,456	$10,372
Deferred Rent	4,850	5,150
Lease Incentive Obligation	2,864	2,872
Other	1,033	841
Other Long Term Liabilities	$20,203	$19,235

Note 4.         Revolving Credit Facility

On August 17, 2016, the Company, Lumber Liquidators, Inc. (“LLI”) and Lumber Liquidators Services, LLC (“LL Services” and collectively with LLI, the “Borrowers”), entered into a Third Amended and Restated Credit Agreement (the “Revolving Credit Facility”) with Bank of America, N.A. (the “Bank”) and Wells Fargo Bank, N.A. (“Wells Fargo” and, collectively with the Bank, the “Lenders”) with the Bank as administrative agent and collateral agent (in this capacity, the “Agent”) and Wells Fargo as syndication agent. The maximum amount of borrowings under the Revolving Credit Facility is $150 million (but subject to the borrowing base as described in the agreement).

At December 31, 2018, the Company had $67.9 million available to borrow under the Revolving Loan, which was net of $2.1 million in outstanding letters of credit, $65 million in outstanding borrowings and certain limitations based on the borrowing base and the fixed charge coverage ratio covenant.

The Revolving Credit Facility matures on August 17, 2021, is guaranteed by the Company and its other domestic subsidiaries other than LLI and LL Services and secured by security interests in the Collateral (as defined in the agreement), which includes substantially all assets of the Company including, among other things, the Company’s inventory and accounts receivables and the Company’s East Coast distribution center located in Sandston, Virginia. Under the terms of the agreement, the Company has the ability to release the East Coast distribution center from the Collateral under certain conditions. The Revolving Credit Facility has no mandated payment provisions and a fee of 0.25% per annum on the average daily unused portion, paid quarterly in arrears. Loans outstanding under the Revolving Credit Facility can bear interest based on the Base Rate or the LIBOR Rate, each as defined in the agreement. Interest on Base Rate loans is charged at varying per annum rates computed by applying a margin ranging from 0.50% to 0.75% (dependent on the Company’s average daily excess borrowing availability under the Revolving Credit Facility during the most recently completed fiscal quarter) over the Base Rate. Interest on LIBOR Rate loans and fees for standby letters of credit are charged at varying per annum rates computed by applying a margin ranging from 1.50% to 1.75% (dependent on the Company’s average daily excess borrowing availability under the Revolving Credit Facility during the most recently completed fiscal quarter) over the applicable LIBOR rate for one, two, three or six month interest periods as selected by the Company. At December 31, 2018, the Company’s Revolving Credit Facility carried an interest rate of 4.125%.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective in the event that the Company’s excess borrowing availability under the Revolving Credit Facility falls below the greater of $15 million, or 10% of the maximum revolver amount. This covenant – though not currently operable – would not have been met at December 31, 2018. This covenant was met at December 31, 2017.

On March 8, 2019, we entered into a commitment letter with the Lenders, subject to customary closing conditions, that provides for an increase in the Revolving Loan up to a maximum amount of $175 million, and a new “First in Last Out” tranche of $25 million incremental to the $175 million but within the same Revolving Credit Facility. This will also extend the term of the loan until March 2024. We expect to close on this expanded Revolving Credit Facility in late March or early April 2019.

Note 5.         Leases

The Company has operating leases for its stores, current corporate headquarters in Toano, Virginia,  West Coast distribution center, supplemental office facilities and certain equipment. The Company has also entered into an agreement for a future corporate headquarters in Richmond, Virginia which has a ten-year term that commences in late 2019 once the Company takes possession of the property.  The store location leases are operating leases and generally have five-year base periods with one or more five-year renewal periods. The current corporate headquarters in Toano, Virginia and the supplemental office facility in Richmond, Virginia have operating leases with base terms running through December 31, 2019.  The West Coast distribution center has an operating lease with a base term running through October 31, 2024. Total rent expense was $34.1 million, $32.5 million and $30.3 million in 2018, 2017 and 2016, respectively.

As of December 31, 2016, the Company leased the current corporate headquarters, which includes a store location and 29 of its locations, representing 7.8% of the total number of store leases then in operation from the Company’s founder. During 2016, the Company also leased a warehouse from its founder, which was subsequently vacated in December 2017. Effective December 31, 2016, upon the departure of the Company’s founder from the board of directors, these entities no longer meet the criteria of a related party. Rent expense to this related party was $3.4 million in 2016.

At December 31, 2018, the future minimum rental payments under non-cancellable operating leases were as follows:

	Operating Leases
		Distribution	Total
	Headquarters &	Centers & Other	Operating
	Store Leases	Leases	Leases
2019	$33,689	$2,385	$36,074
2020	30,697	2,123	32,820
2021	24,402	2,168	26,570
2022	18,492	2,147	20,639
2023	12,496	2,186	14,682
Thereafter	22,374	2,054	24,428
Total minimum lease payments	$142,150	$13,063	$155,213

Note 6.         Stockholders’ Equity

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31,
	2018	2017	2016
Net Loss	$(54,379)	$(37,823)	$(68,563)
Weighted Average Common Shares Outstanding—Basic	28,571	28,407	27,284
Effect of Dilutive Securities:
Common Stock Equivalents	—	—	—
Weighted Average Common Shares Outstanding—Diluted	28,571	28,407	27,284
Net Loss per Common Share—Basic	$(1.90)	$(1.33)	$(2.51)
Net Loss per Common Share—Diluted	$(1.90)	$(1.33)	$(2.51)

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be antidilutive:

	As of December 31,
	2018	2017	2016
Stock Options	643,422	653,019	666,538
Restricted Shares	407,319	432,777	516,072

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

Stock Repurchase Program

In 2012, the Company’s Board of Directors (“Board”) authorized the repurchase of up to $100 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. In January 2014, the Company’s Board authorized the repurchase of up to an additional $50 million of the Company’s common stock, bringing the total authorization to $150 million and at December 31, 2015, the Company had $14.7 million remaining under this authorization. The Company did not purchase any shares under this program during the three-years ended December 31, 2018.

Note 7.         Stock-Based Compensation

Overview

The Company has an equity incentive plan (the “Plan”) for employees, non-employee directors and other service providers from which the Company may grant stock options, restricted shares, stock appreciation rights (“SARs”) and other equity awards.  The total number of shares of common stock authorized for issuance under the Plan is 6.1 million.  As of December 31, 2018, 0.8 million shares of common stock were available for future grants.  Stock options granted under the Plan expire no later than ten years from the date of grant and the exercise price shall not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted shares on a grant-by-grant basis at the discretion of the Board.  The Company issues new shares of common stock upon exercise of stock options and vesting of restricted shares.

The Company also maintains the Lumber Liquidators Holdings, Inc. Outside Directors Deferral Plan under which each of the Company’s non-employee directors has the opportunity to elect annually to defer certain fees until departure from the Board.  A non-employee director may elect to defer up to 100% of his or her fees and have such fees invested in deferred stock units.  Deferred stock units must be settled in common stock upon the director’s departure from the Board.  There were 132,348 and 122,007 deferred stock units outstanding at December 31, 2018 and 2017, respectively.

Stock Options

The following table summarizes activity related to stock options:

			Remaining
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Balance, December 31, 2015	692,776	$31.45	7.7	$1,283
Granted	443,147	13.51
Exercised	(60,781)	9.37
Forfeited	(239,528)	27.16
Balance, December 31, 2016	835,614	$24.86	7.5	$1,167
Granted	127,984	22.09
Exercised	(87,955)	15.31
Forfeited	(185,975)	25.62
Balance, December 31, 2017	689,668	$25.31	7.7	$8,530
Granted	215,297	20.54
Exercised	(43,510)	17.70
Forfeited	(128,870)	33.25
Balance, December 31, 2018	732,585	$22.97	7.3	$—

Exercisable at December 31, 2018	303,898	$28.47		$—
Vested and expected to vest December 31, 2018	732,585	$22.97		$—

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on December 31.  The intrinsic value of the stock options exercised during 2018, 2017 and 2016 was $341,  $828 and $343, respectively.

As of December 31, 2018, total unrecognized compensation cost related to unvested options was approximately $2,704, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.2 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes-Merton option pricing model.  The weighted average fair value of options granted during 2018, 2017 and 2016 was $10.69,  $11.20 and $6.75, respectively.

The following are the average assumptions for the periods noted:

	Year Ended December 31,
	2018		2017		2016
Expected dividend rate	—%		—%		—%
Expected stock price volatility	55%		55%		55%
Risk-free interest rate	2.8%		1.7%		1.3%
Expected term of options	5.5	years	5.5	years	5.5	years

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

Restricted Shares

The following table summarizes activity related to restricted shares:

		Weighted Average
		Grant Date Fair
	Shares	Value
Nonvested, December 31, 2015	461,671	$23.61
Granted	343,517	12.41
Released	(130,523)	24.23
Forfeited	(88,478)	18.29
Nonvested, December 31, 2016	586,187	$17.71
Granted	207,196	19.56
Released	(205,349)	18.31
Forfeited	(108,288)	15.68
Nonvested, December 31, 2017	479,746	$18.71
Granted	224,835	22.39
Released	(137,064)	18.67
Forfeited	(80,305)	17.98
Nonvested, December 31, 2018	487,212	$20.54

The fair value of restricted shares released during 2018, 2017 and 2016 was $2,923,  $5,151 and $1,617, respectively.  As of December 31, 2018, total unrecognized compensation cost related to unvested restricted shares was approximately $3,953, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.1 years.

During 2018, the Company granted 30,887 shares of performance-based restricted stock awards, vesting over a three-year period, with a grant date fair value of approximately $0.7 million to certain members of senior management in connection with the achievement of specific key financial metrics measured over a two-year period. The number of awards that will ultimately vest is contingent upon the achievement of these key financial metrics by the end of year two. The Company assesses the probability of achieving these metrics on a quarterly basis. Once these amounts have been determined, half of the shares will vest at the end of year two and the remaining half will vest at the end of year three. These awards are included above in Restricted Shares Granted for 2018.

Stock Appreciation Rights

The following table summarizes activity related to SARs:

			Remaining
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Balance, December 31, 2015	16,057	$47.58	6.8	$—
Granted	13,071	15.31
Exercised	—	—
Forfeited	(460)	62.87
Balance, December 31, 2016	28,668	$32.63	7.5	$6
Granted	2,899	17.39
Exercised	(165)	24.35
Forfeited	(14,852)	45.93
Balance, December 31, 2017	16,550	$18.10	8.6	$251
Granted	1,738	23.31
Exercised	—	—
Forfeited	(335)	86.16
Balance, December 31, 2018	17,953	$17.33	7.8	$—

Exercisable at December 31, 2018	7,504	$17.69	7.5	$—

The fair value method, estimated by management using the Black-Scholes-Merton option pricing model, is used to recognize compensation cost associated with SARs.

Note 8.         Income Taxes

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the fourth quarter of 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, eliminated the 20‑year limit on the carryforward of losses, and resulted in the Company remeasuring its existing deferred tax balances as of December 31, 2017.  Generally, the Tax Act became effective in 2018, and it altered the deductibility of certain items (e.g., certain compensation, interest, entertainment expenses), and allowed qualifying capital expenditures to be deducted fully in the year of purchase. As of December 31, 2018, the Company has completed the analysis of the tax effects of the Tax Act based on guidance issued to-date and has reflected all applicable changes (including, to executive compensation, deductibility of meals and entertainment expenses, and interest expense) in its financial statements. Changes from our original estimates were minimal. The Company continues to monitor developments by federal and state rulemaking authorities regarding implementation of the Tax Act. As further guidance and clarification is issued by the IRS or state tax jurisdictions, the Company will recognize the impact through its provision for income taxes in the period that the guidance becomes effective.

The Company’s deferred tax assets and liabilities are based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company’s valuation allowance is based on the new provisions in the Tax Act including the elimination of the 20‑year net operating loss carryforward, the 80% limitation on the usage of certain net operating losses going forward and the impact of these provisions on the Company’s indefinite-lived deferred tax assets and liabilities. The amount recorded related to the remeasurement of the deferred tax balance and valuation allowance was $8.1 million as of December 31, 2017. The net effect of the Tax Act was a $3.1 million tax benefit recorded in 2017.

The components of Loss before Income Taxes were as follows:

	Year Ended December 31,
	2018	2017	2016
United States	$(52,473)	$(38,258)	$(92,874)
Foreign	(927)	(299)	(1,399)
Total Loss before Income Taxes	$(53,400)	$(38,557)	$(94,273)

The expense (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Current
Federal	$—	$2,254	$(36,801)
State	607	146	(3,269)
Foreign	132	112	155
Total Current	739	2,512	(39,915)

Deferred
Federal	140	(2,087)	11,184
State	100	(1,159)	3,021
Total Deferred	240	(3,246)	14,205
Income Tax Expense (Benefit)	$979	$(734)	$(25,710)

Tax expense in the amount of $216 was recognized as a component of income tax expense during 2018 resulting from the exercise of stock options and the release of restricted shares. Prior to the adoption of Accounting Standards Update No. 2016-09, which amends ASC Topic 718, Compensation – Stock Compensation, in 2017, excess tax benefits and shortfalls were recognized as adjustments to additional paid-in capital.

	Year Ended December 31,
	2018		2017		2016
Income Tax Benefit at Federal Statutory Rate	$(11,214)	21.0%	$(13,495)	35.0%	$(32,995)	35.0%

Increases (Decreases):
State Income Taxes, Net of Federal Income Tax Benefit	723	(1.3)%	(740)	1.9%	(2,275)	2.4%
Valuation Allowance	3,897	(7.3)%	3,826	(10.0)%	15,207	(16.1)%
Foreign Operations	132	(0.3)%	221	(0.5)%	(2,465)	2.6%
Uncertain Tax Position related to Investigatory Settlements	2,919	(5.5)	—	—%	—	—%
Non-Deductible Fines and Penalties	4,011	(7.5)%	1,156	(3.0)%	875	(0.9)%
Federal Rate Change	—	—%	8,088	(21.0)%	—	—%
Capital Loss	—	—%	—	—%	(4,020)	4.3%
Other	511	(0.9)%	210	(0.5)%	(37)	—%
Income Tax Expense (Benefit)	$979	(1.8)%	$(734)	1.9%	$(25,710)	27.3%

The tax effects of temporary differences that result in significant portions of the deferred tax accounts based on a 21% federal rate in both 2018 and 2017, are as follows:

	December 31,
	2018	2017
Deferred Tax Liabilities:
Depreciation and Amortization and Other	$(10,672)	$(11,664)
Total Gross Deferred Tax Liabilities	(10,672)	(11,664)

Deferred Tax Assets:
Stock-Based Compensation Expense	2,348	2,375
Legal Settlement Reserves	14,251	9,120
Other Accruals and Reserves	4,811	5,598
Employee Benefits	1,018	1,745
Inventory Reserves	1,896	1,708
Inventory Capitalization	3,492	2,647
Foreign Net Operating Losses	3,153	2,891
Net Operating Loss Carryforwards	2,445	3,789
Capital Loss Carryforwards and Other	2,784	2,815
Total Gross Deferred Tax Assets	36,198	32,688
Less Valuation Allowance	(26,318)	(21,576)
Total Net Deferred Tax Assets	9,880	11,112
Net Deferred Tax Liability	$(792)	$(552)

For 2018 and 2017, the Company’s U.S. operations were in a cumulative loss position. As such, the Company has recorded a valuation allowance on its net deferred tax assets. The valuation allowance increased by $4,742 and $3,826 for the years ended December 31, 2018 and 2017, respectively. In future periods, the allowance could be reduced if sufficient evidence exists indicating that it is more likely than not that a portion or all of these deferred tax assets will be realized.

In both 2018 and 2017, the Company’s Canadian operations were in a cumulative loss position. As such, the Company has recorded a full valuation allowance on the net deferred tax assets in Canada. The valuation allowance increased by $232 and $110 for the years ended December 31, 2018 and 2017, respectively. In future periods, the allowance could be reduced if sufficient evidence exists indicating that it is more likely than not that a portion or all of these deferred tax assets will be realized.

As of December 31, 2018 and 2017, the Company had U.S. federal net operating loss carryforwards of $11,483 and $5,183, respectively, of which the pre-2018 net operating losses begin to expire in 2037. However, under the 2017 Tax Act net operating losses in years 2018 and future will not expire. As of December 31, 2018 and 2017, respectively, the Company had state net loss carryforwards of $52,230 and $48,247, which begin to expire in 2022. The Company had foreign net operating loss carryforwards of $12,239 and $11,522 at December 31, 2018 and 2017, respectively, which begin to expire in 2030.

The Company received income tax refunds (net of payments) of $148,  $29,467 and $27,422 in 2018, 2017 and 2016, respectively.

As of December 31, 2018 and 2017, the Company had $3,610 and $27, respectively of gross unrecognized tax benefits related to Uncertain Tax Positions ($3,465 and $21, respectively net of federal tax benefit). It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the uncertain tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a significant effect on its results of operations, financial position or cash flows.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	27	208	396
Increases for tax positions related to current year	3,583	—	123
Increases for tax positions related to prior years	—	33	—
Lapse of statue	—	(208)	(311)
Federal tax rate change	—	(6)	—
Balance at end of year	$3,610	$27	$208

Included in the additions of unrecognized tax benefits in the fiscal year ended December 31, 2018, is approximately $3.6 million for an uncertain tax position related to the deductibility of the $33 million settlement related to the governmental investigations.

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities.   As of December 31, 2018, the Internal Revenue Service has completed audits of the Company’s income tax returns through 2016.

Note 9.         401(k) Plan

The Company maintains a plan, qualified under Section 401(k) of the Internal Revenue Code, for all eligible employees.  Employees are eligible to participate following the completion of three months of service and attainment of age 21. The plan is a safe harbor plan, with company matching contributions of 100% of the first 3% of employee contributions and 50% of the next  2% of employee contributions. Both deferrals and Roth contributions are allowed up to 50% of an employee’s eligible compensation, subject to annual IRS limits. Additionally, employees are immediately 100% vested in the Company’s matching contributions.  The Company’s matching contributions, included in SG&A expenses, totaled $2,642,  $2,284 and $2,286 in 2018, 2017 and 2016, respectively.

Note 10.       Commitments and Contingencies

The Company has been actively resolving various legal and other matters that have arisen in recent years. Certain other matters remain outstanding.  More detailed discussion of many of the matters noted below are included in this Form 10‑K under the caption “Item 3 Legal Proceedings.”

2018, 2017 and 2016 Settlements and Resolutions

During 2018, 2017 and 2016,  the Company recorded accruals in accordance with GAAP related to several legal matters. These include:

2018	2017	2016
Governmental Investigations	Formaldehyde-Abrasion MDLs	Lacey Act Related Matter
Litigation Related to Bamboo		California Air Resources Board
		CPSC Matter
		Securities Class Action
		Derivative Litigation Matters

Governmental Investigations

In 2015 and early 2016, the Company received subpoenas issued in connection with a criminal investigation being conducted by the DOJ and the SEC.  The focus of the investigations primarily related to compliance with disclosure, financial reporting and trading requirements under the federal securities laws. The Company cooperated with the investigations, produced documents and other information responsive to subpoenas and other requests received from the parties. Subsequent to year end, the Company reached an agreement with the U.S. Attorney, the DOJ and SEC regarding the investigation. The Company has entered into a DPA with the U.S. Attorney and the DOJ and a Cease-and-Desist Order with the SEC, under which it is required, among other things, to (1) pay a fine in the amount of $19,095,648 to the United States Treasury, (2) forfeit to the U.S. Attorney and the DOJ the sum of $13,904,352, of which up to $6,097,298 will be submitted by the Company to the SEC in disgorgement and prejudgment interest under the Order and (3) adopt a new compliance program, or modify its existing one, including internal controls, compliance policies, and procedures in order to ensure that the Company maintains an effective system of internal account controls designed to ensure the making and keeping of fair and accurate books, records and accounts, as well as a compliance program designed to prevent and detect violations of certain federal securities laws throughout its operations.

The Agreements also provide that the Company will continue to cooperate with the U.S. Attorney, the DOJ and the SEC in all matters relating to the conduct described in the Agreements and, at the request of the U.S. Attorney, the DOJ or the SEC, the Company will cooperate fully with other domestic or foreign law enforcement authorities and agencies in any investigation of the Company in any and all matters relating to the Agreements. In the event the Company breaches the DPA, there is a risk the government would seek to impose remedies provided for in the DPA, including instituting criminal prosecution against the Company.

The Company has accrued the fines in Selling, General, and Administrative expense in 2018, with $33 million recorded in Accrual for Legal Matters and Settlements Current in its Consolidated Balance Sheet.

Litigation Relating to Bamboo Flooring

In 2014, Dana Gold (“Gold”) filed a purported class action lawsuit alleging that certain bamboo flooring that the Company sells (the “Strand Bamboo Product”) is defective (the “Gold Litigation”). The plaintiffs sought financial damages and, in addition to attorneys’ fees and costs, the plaintiffs wanted a declaration that the Company’s actions violated the law. The trial was scheduled to begin in late February 2019.

Following settlement discussions with the respect to the Gold Litigation, on March 15, 2019, the Company entered into a Memorandum of Understanding with Gold and certain other lead plaintiffs in the Gold Litigation (the “MOU”), which would resolve all disputes on a nationwide basis. Under the terms of the MOU, the Company will contribute $14 million in cash and provide $14 million in store-credit vouchers, with a potential additional $2 million in store-credit vouchers based on obtaining a claim’s percentage of more than 7%, for an aggregate settlement of up to $30 million. The MOU is subject to certain contingencies, including the execution of a definitive settlement agreement, board approval, and court approvals of the definitive settlement agreement. The entry into the MOU or any subsequent execution of a definitive settlement agreement does not constitute an admission by the Company of any fault or liability and the Company does not admit any fault or liability. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. If a final, court-approved settlement is not reached, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, success on the merits. The Company has accrued within SG&A a $28 million liability in 2018 with the offset in the caption “Other Current Liabilities”. The Company has notified its insurance carriers and continues to pursue coverage. As the insurance claim is still pending, the Company has not recognized any insurance recovery related to the Gold Litigation.

In addition, there are a number of other claims and lawsuits alleging damages similar to those in the Gold Litigation.  The Company disputes these claims and intends to defend such matters vigorously.  Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for success on the merits, the Company is unable to estimate the amount of loss, or range of possible loss, at this time that may result from these actions.  Accordingly, no accruals have been made with respect to these matters.  Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity.

Litigation Relating to Chinese Laminates

Formaldehyde-Abrasion MDLs

On March 15, 2018, the Company entered into a settlement agreement with the lead plaintiffs in the Formaldehyde MDL (as defined in Item 3 of this Form 10-K) and Abrasion MDL (as defined in Item 3 of this Form 10-K), cases more fully described in Item 3 of this Annual Report on Form 10-K. Under the terms of the settlement agreement, the Company agreed to fund $22 million in cash and provide $14 million in store-credit vouchers for an aggregate settlement of $36 million to settle claims brought on behalf of purchasers of Chinese-made laminate flooring sold by the Company between January 1, 2009 and May 31, 2015. The Company deposited $22 million into an escrow account administered by the court and plaintiffs’ counsel in accordance with the final settlement. The final approval order by the United States District Court for the Eastern District of Virginia has been appealed and is pending. The Company does not anticipate any change to its obligations, but must wait until the appeals are adjudicated or withdrawn.  If the appeals were to result in the settlement being set aside, the Company would receive $21.5 million back from the escrow agent. Accordingly, the Company has accounted for the payment of $21.5 million as a deposit in the accompanying consolidated financial statements. To date, insurers have denied coverage with respect to the Formaldehyde MDL and Abrasion MDL. The $36 million aggregate settlement amount was accrued within Selling, General and Administrative expenses in 2017.

For approximately three years after a final ruling has been reached in this matter, plaintiffs will be able to redeem vouchers for product. Some of the states have alternative expiration dates while others have an indefinite amount of time to redeem vouchers. The Company will account for the sales of these products by relieving the relevant liability, reducing inventory used in the transaction and offsetting SG&A expenses for any profit. The Company does not know the timing or pace of voucher redemption.

In addition to those purchasers who opted out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims, or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”). Certain of these Related Laminate Matters were settled in 2018, while some remain in settlement negotiations. The Company recognized charges to earnings of $3 million and $1 million for the years ended December 31, 2018 and 2017, respectively, within selling, general and administrative expenses for these Remaining Laminate Matters. As of December 31, 2018 the remaining accrual related to these matters is $1.0 million, which has been included in the Accrual for Legal Settlements on the Consolidated Balance Sheet. While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is reasonably possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. If the Company incurs losses with the respect to the Opt Outs or further losses with respect to Related Laminate Matters, the ultimate resolution of these actions could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.

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

Lacey Act Related Matters

On October 7, 2015, the Company reached a settlement with the Department of Justice (DOJ) with respect to its allegations of violations of the Lacey Act in its importation of certain wood flooring products and the court entered final judgment on February 3, 2016. In connection with this settlement the Company agreed to pay a total of $10 million in fines, community service payments and forfeited proceeds and is subject to a five-year probation period and implemented the Lacey Compliance Plan. The Company has paid the settlement amount including the remaining $1.8 million in the first quarter of 2018. In addition, the Company reached a settlement with the DOJ and paid $3.2 million with respect to certain engineered hardwood flooring determined by the Company to have Lacey Act compliance concerns.

California Air Resources Board

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

Consumer Product Safety Commission Matter

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

Securities Class Action

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

Derivative Litigation Matters

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

Employee Classification Matter

During the second half of 2017, current and former store managers, filed purported class action lawsuits in New York and California on behalf of all current and former store managers, store managers in training, installation sales managers, and similarly situated current and former employees holding comparable positions but different titles (collectively, the “Putative Class Employees”), alleging that the Company violated the Fair Labor Standards Act and certain state laws by classifying the Putative Class Employees as exempt. In both cases the plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, the plaintiffs seek class certification, unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages. The Company disputes the claims and intends to defend both matters vigorously. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company is unable to estimate the amount of loss, or range of possible loss, at this time that may result from these actions.  Accordingly, no accruals have been made with respect to these matters. Any such losses could potentially have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity.

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to companies importing multilayered wood flooring from Chinese suppliers subject to the AD and CVD orders.  The Company’s multilayered wood flooring imports from China accounted for approximately 7%,  8%,  and 7% of its flooring purchases in 2018, 2017 and 2016, respectively. The Company’s consistent view through the course of this matter has been, and remains, that its imports are neither dumped nor subsidized. As such, it has appealed the original imposition of AD and CVD fees.

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

The first 5-year Sunset Review of the AD and CVD orders on multilayered wood flooring (the “Sunset Review”) determined, in December 2017, that the AD and CVD orders will remain in place.

Results by period for the Company are shown below. The column labeled ‘December 31, 2018 Receivable/Liability Balance’ represents the amount the Company would receive or pay (net of any collections or payments) as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. It does not include any initial amounts paid for AD or CVD in the current period at the in-effect rate at that time.

The Company recorded net interest expense related to antidumping of $1.2 million, with the amount included in other expense on the Statements of Operations. The estimated associated interest payable and receivable for each period is not included in the table below and is included in the same financial statement line item on the Company’s consolidated balance sheet as the associated liability and receivable balance for each period.

Review		Rates at which		December 31, 2018
Period	Period Covered	Company	Final Rate	Receivable/Liability
		Deposited		Balance
Antidumping
1	May 2011 through	6.78% and 3.3%	0.73%[1]	$1.3 million
	November 2012			receivable[1]
2	December 2012 through	3.30%	13.74%	$4.1 million
	November 2013			liability
3	December 2013 through	3.3% and 5.92%	17.37%	$5.5 million
	November 2014			liability
4	December 2014 through	5.92% and 13.74%	0.0%	$0.03 million
	November 2015			receivable
5	December 2015 through	5.92%. 13.74%. and 17.37%	0.0%[2]	$2.6 million
	November 2016			receivable[2]
6	December 2016 through	17.37% and 0.0%	Pending[3]	NA
November 2017
7	December 2017 through	0.00%	Pending	NA
November 2018
			Included on the Consolidated Balance Sheet in Other Current Assets	$2.63 million
			Included on the Consolidated Balance Sheet in Other Assets	$1.3 million
			Included on the Consolidated Balance Sheet in Other Long-Term Liabilities	$9.6 million
Countervailing
1&2	April 2011 through	1.50%	0.83% / 0.99%	$0.2 million
	December 2012			receivable
3	January 2013 through December 2013	1.50%	1.38%	$0.05 million receivable
4	January 2014 through December 2014	1.50% and 0.83%	1.06%	$0.02 million receivable
5	January 2015 through December 2015	0.83% and 0.99%	Final at 0.11% and 0.85%[4]	$0.08 million receivable [4]
6	January 2016 through December 2016	0.99% and 1.38%	Pending	NA
7	January 2017 through December 2017	1.38% and 1.06%	Pending	NA
8	January 2018 through December 2018	1.06%	Pending	NA
			Included on the Consolidated Balance Sheet in Other Current Assets	$0.08 million
			Included on the Consolidated Balance Sheet in Other Assets	$0.27 million

1

In the second quarter of 2018, the Court of International Trade sustained the DOC’s recommendation to reduce the rate for the first annual review period to 0.73% (from 5.92%).  As a result, the Company reversed its $0.8 million liability and recorded a $1.3 million receivable with a corresponding reduction of Cost of Sales during the year ended December 31, 2018.

2

In the third quarter of 2018, the DOC issued the final rates for review period 5 at 0.0%.  As a result, the Company recorded a receivable of $2.8 million with a corresponding reduction of Cost of Sales during the year ended December 31, 2018.

3

The preliminary AD rate was a maximum of 48.26%. If the preliminary ruling regarding the AD Rate were to be finalized, the Company anticipates it would record a net liability of approximately $1.1 million.

4

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

Note 11.       Selected Quarterly Financial Information (unaudited)

The following tables present the Company’s unaudited quarterly results for 2018 and 2017.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Net Sales	$261,772	$283,474	$270,469	$268,921
Gross Profit	94,972	101,310	100,682	95,976
Selling, General and Administrative Expenses	96,418	102,223	93,987	150,885
Operating (Loss) Income	(1,446)	(913)	6,695	(54,909)
Net (Loss) Income	$(1,972)	$(1,454)	$5,923	$(56,876)
Net (Loss) Income per Common Share - Basic	$(0.07)	$(0.05)	$0.21	$(1.99)
Net (Loss) Income per Common Share - Diluted	$(0.07)	$(0.05)	$0.21	$(1.99)
Number of Stores Opened in Quarter, net	5	8	3	4
Comparable Store Net Sales Increase	2.9%	4.7%	2.1%	0.4%

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Net Sales	$248,389	$263,500	$257,185	$259,859
Gross Profit	86,799	97,455	92,687	92,120
Selling, General and Administrative Expenses	112,215	92,335	109,962	91,515
Operating (Loss) Income	(25,416)	5,120	(17,275)	605
Net (Loss) Income	$(26,372)	$4,475	$(18,915)	$2,989
Net (Loss) Income per Common Share - Basic	$(0.93)	$0.16	$(0.66)	$0.10
Net (Loss) Income per Common Share - Diluted	$(0.93)	$0.16	$(0.66)	$0.10
Number of Stores Opened in Quarter	2	—	2	6
Comparable Store Net Sales Increase	4.7%	8.8%	3.8%	4.5%

The following tables present certain items impacting gross profit and SG&A in the Company’s unaudited quarterly results for 2018 and 2017. Operating loss for each of the quarterly periods was impacted by the unusual items in both gross profit and SG&A discussed above and summarized below. These items either relate to revised estimates of legacy reserves, or are significant and infrequent in nature.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Gross Margin Items:
Antidumping Adjustments	$—	$(2,126)	$(2,822)	$—
Tariff Adjustments	—	—	—	(1,711)
Sub-Total Items above	$—	$(2,126)	$(2,822)	$(1,711)

SG&A Items:
Accrual for Legal Matters and Settlements	$250	$2,701	$—	$61,000
Legal and Professional Fees [1]	3,067	3,325	2,991	2,324
All Other [2]	—	—	1,769	—
Sub-Total Items above	$3,317	$6,026	$4,760	$63,324

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Gross Margin Items:
Antidumping Adjustments	$—	$(2,797)	$—	$—
Indoor Air Quality Testing Program	—	(993)	—	—
Sub-Total Items above	$—	$(3,790)	$—	$—

SG&A Items:
Securities and Derivatives Class Action	$18,000	$—	$18,000	$960
Legal and Professional Fees [1]	2,408	3,526	2,940	2,440
All Other [2]	—	—	1,459	1,687
Sub-Total Items above	$20,408	$3,526	$22,399	$5,087

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), pursuant to Rule 13a-15(c) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal controls related to the classification of imported products under the Harmonized Tariff System. This classification is the basis on which tariff obligations on imported products are calculated.  We believe that this weakness was the result of: inconsistent documentation of product specifications, an overreliance upon the knowledge and expertise of certain individuals, and review controls that did not operate at a level of precision to detect and correct these classification and measurement errors.  Management believes that the design and operation of controls in place as of December 31, 2018 created a reasonable possibility that a material misstatement to the consolidated financial statements may not have been prevented or detected on a timely basis.

The Company’s independent registered public accounting firm, Ernst & Young LLP has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which appears in Item 8 of this Annual Report.

As a result of the identification of the material weakness, and prior to filing this Annual Report, we performed further analysis and completed additional procedures intended to ensure our consolidated financial statements for the year ended December 31, 2018 were prepared in accordance with GAAP. Based on these procedures and analysis, and notwithstanding the material weakness in our internal control over financial reporting, our management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report have been prepared in accordance with GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the consolidated financial statements, as well as the other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report. In addition, Ernst & Young LLP has issued an unqualified opinion on our consolidated financial statements, which is included in Item 8 of this Annual Report, and we have developed a remediation plan for the material weakness, which is described below.

Remediation

In addition to the further analysis and procedures noted above to ensure that the consolidated financial statements were in accordance with GAAP, management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.   The remediation actions include: designing a process whereby 1) complete specifications including a sample have been documented in a consistent manner, 2) multiple parties independently assign a proposed tariff code, 3) review processes are consistently applied for newly created products, and 4) review processes are added to sample previously assigned codes to ensure continued applicability.  Employees hired as part of this process will have requisite experience and expertise with customs and duties.  Management will also be providing regular reporting on remediation measures to the Audit Committee of the Board of Directors.

We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the end of fiscal 2019.

Changes in Internal Control over Financial Reporting

Except for the material weakness identified above, as of December 31, 2018, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2019 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2018.

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

We intend to provide any required disclosure of an amendment to or waiver from our Code of Business Conduct and Ethics on our website at www.lumberliquidators.com in the “Corporate Governance” section of our Investor Relations home page promptly following the amendment or waiver.  We may elect to disclose any such amendment or waiver in a report on Form 8‑K filed with the SEC either in addition to or in lieu of the website disclosure.  The information contained on or connected to our website is not incorporated by reference in this report and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2019 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2019 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2019 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2018.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2019 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)   The following documents are filed as part of this annual report:

Consolidated Financial Statements

Refer to the financial statements filed as part of this annual report in Part II, Item 8.

1.           Financial Statement Schedules.

The following financial statement schedule is filed as part of this annual report under Schedule II – Analysis of Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016.  All other financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

2.           Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Item 16. Form 10‑K Summary.

None.

Lumber Liquidators Holdings, Inc.

Schedule II – Analysis of Valuation and Qualifying Accounts

For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)

		Additions
	Balance	Charged to
	Beginning	Cost and				Balance End
	of Year	Expenses		Deductions (1)	Other	of Year
For the Year Ended December 31, 2016
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$26,882	$3,723		$(23,535)	$—	$7,070
Income tax valuation allowance	$2,433	$15,207		$—	$—	$17,640

For the Year Ended December 31, 2017
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$7,070	$6,349		$(7,788)	$—	$5,631
Income tax valuation allowance	$17,640	$3,936	(2)	$—	$—	$21,576

For the Year Ended December 31, 2018
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$5,631	$3,108		$(1,932)	$—	$6,807
Income tax valuation allowance	$21,576	$4,742		$—	$—	$26,318

1      Deductions are for the purposes for which the reserve was created, including the write-off of laminate flooring in 2016.

2      Includes the impact of the Tax Act, which was enacted on December 22, 2017.

EXHIBIT INDEX

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

10.19*	Form of NEO Performance Award, effective March 1, 2018 (filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q, filed on May 1, 2018 (File No. 001-33767), and incorporated by reference)
10.20*

Form of Restricted Award Agreement (Director), effective February 7, 2018 (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q, filed on May 1, 2018 (File No. 001-33767), and incorporated by reference)

10.21

Plea Agreement between Lumber Liquidators, Inc. and the Department of Justice (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed October 7, 2015 (File No. 001-33767) and incorporated by reference)

10.22

Stipulation for Settlement and Joint Motion for Entry of Consent Order of Forfeiture between Lumber Liquidators, Inc. and the Department of Justice (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed October 7, 2015 (File No. 001-33767) and incorporated by reference)

10.23

Class Action Settlement Agreement in Formaldehyde MDL and Durability MDL dated March 15, 2018 by and between Plaintiffs in the Formaldehyde MDL and the Durability MDL and Lumber Liquidators, Inc. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed on May 1, 2018 (File No. 001-33767), and incorporated by reference)

10.24

Deferred Prosecution Agreement, dated March 12, 2019, by and between Lumber Liquidators Holdings, Inc., the United States Attorney’s Office for the Eastern District of Virginia and the United States Department of Justice, Criminal Division, Fraud Section. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed March 12, 2019 (File No. 001-33767) and incorporated by reference)

10.25

Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order, dated March 12, 2019, between the United States Securities and Exchange Commission and Lumber Liquidators, Holdings, Inc. (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed March 12, 2019 (File No. 001-33767) and incorporated by reference)

10.26*

Offer Letter Agreement with Carl R. Daniels, dated September 7, 2011 (filed as Exhibit 10.38 to the Company’s annual report on Form 10-K, filed on February 29, 2016 (File No. 001-33767), and incorporated by reference)

10.27*

Offer Letter Agreement with Dennis R. Knowles, dated February 23, 2016 (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed February 29, 2016 (File No. 001-33767) and incorporated by reference)

10.28*

Amendment, dated November 7, 2016, to Offer Letter, dated as of February 23, 2016, between Lumber Liquidators Holdings, Inc. and Dennis R. Knowles (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed November 7, 2016 (File No. 001-33767) and incorporated by reference)

10.29*

Offer Letter Agreement with Martin D. Agard, dated August 31, 2016 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed September 9, 2016 (File No. 001-33767) and incorporated by reference)

10.30*

Offer Letter Agreement with Timothy J. Mulvaney, dated March 22, 2017 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed May 26, 2017 (File No. 001-33767) and incorporated by reference)

10.31*

Offer Letter Agreement with M. Lee Reeves, dated June 16, 2017 (filed as Exhibit 10.36 to the Company’s annual report on Form 10-K, filed February 27, 2018 (File No. 001-33769) and incorporated by reference)

10.32*

Severance Agreement, dated as of July 26, 2018, between Lumber Liquidators Holdings, Inc. and Dennis R. Knowles (filed as exhibit 10.1 to the Company’s current report on Form 8-K, filed July 31, 2018 (File No. 001-33769) and incorporated by reference)

10.33*

Severance Agreement, dated as of July 26, 2018, between Lumber Liquidators Holdings, Inc. and Martin D. Agard (filed as exhibit 10.2 to the Company’s current report on Form 8-K, filed July 31, 2018 (File No. 001-33769) and incorporated by reference)

10.34*

Severance Agreement, dated as of July 26, 2018, between Lumber Liquidators Holdings, Inc. and M. Lee Reeves (filed as exhibit 10.3 to the Company’s current report on Form 8-K, filed July 31, 2018 (File No. 001-33769) and incorporated by reference)

10.35	Office Deed of Lease Agreement dated October 19, 2018, by and between LM Retail, LLC and Lumber Liquidators Services, LLC
10.36*	Offer Letter Agreement with Jennifer Bohaty, dated March 30, 2018
10.37*	Offer Letter Agreement with Charles E. Tyson, dated May 17, 2018
10.38*	Severance Agreement, dated as of July 26, 2018, between Lumber Liquidators Holdings, Inc. and Jennifer Bohaty
10.39*	Severance Agreement, dated as of July 26, 2018, between Lumber Liquidators Holdings, Inc. and Charles E. Tyson
21.1	Subsidiaries of Lumber Liquidators Holdings, Inc.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002
101

The following financial statements from the Company’s Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements

*	Indicates a management contract or compensation plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2019.

LUMBER LIQUIDATORS HOLDINGS, INC.
(Registrant)

By:	/s/ Dennis R. Knowles
Dennis R. Knowles
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2019.

Signature	Title

/s/ Dennis R. Knowles	Chief Executive Officer and Director
Dennis R. Knowles	(Principal Executive Officer)

/s/ Martin D. Agard	Chief Financial Officer
Martin D. Agard	(Principal Financial Officer)

/s/ Timothy J. Mulvaney	Chief Accounting Officer
Timothy J. Mulvaney	(Principal Accounting Officer)

/s/ Nancy M. Taylor	Chairperson of the Board
Nancy M. Taylor

/s/ W. Stephen Cannon	Director
W. Stephen Cannon

/s/ Terri F. Graham	Director
Terri F. Graham

/s/ David A. Levin	Director
David A. Levin

/s/ Douglas T. Moore	Director
Douglas T. Moore

/s/ Famous P. Rhodes	Director
Famous P. Rhodes

/s/ Martin F. Roper	Director
Martin F. Roper

/s/ Jimmie L. Wade	Director
Jimmie L. Wade