Form 10-Q
period 2019-03-31
Lumber Liquidators Holdings, Inc.
filed 2019-04-30
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of exchange on which registered:
Common Stock, par value $0.001 per share	LL	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ◻  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2  of the Exchange Act:

◻ Large accelerated filer	☒ Accelerated filer	◻ Non-accelerated filer	◻ Smaller reporting company	◻ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  ◻  Yes   ☒  No

As of April 25, 2019, there are 28,685,271 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10‑Q

For the quarter ended March 31, 2019

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31,	December 31,
	2019	2018
Assets
Current Assets:
Cash and Cash Equivalents	$17,090	$11,565
Merchandise Inventories	299,886	318,272
Prepaid Expenses	9,255	6,299
Deposit for Legal Settlement	21,500	21,500
Other Current Assets	9,733	8,667
Total Current Assets	357,464	366,303
Property and Equipment, net	92,049	93,689
Operating Lease Right-of-Use	110,974	—
Goodwill	9,693	9,693
Other Assets	6,226	5,832
Total Assets	$576,406	$475,517

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$55,943	$73,412
Customer Deposits and Store Credits	47,633	40,332
Accrued Compensation	7,575	9,265
Sales and Income Tax Liabilities	5,841	4,200
Accrual for Legal Matters and Settlements Current	97,475	97,625
Operating Lease Liabilities - Current	30,207	—
Other Current Liabilities	19,425	17,290
Total Current Liabilities	264,099	242,124
Other Long-Term Liabilities	12,833	20,203
Operating Lease Liabilities - Long-Term	88,330	—
Deferred Tax Liability	828	792
Credit Agreement	67,000	65,000
Total Liabilities	433,090	328,119

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 31,661 and 31,578 shares issued and 28,682 and 28,627 shares outstanding, respectively)	32	32
Treasury Stock, at cost (2,979 and 2,951 shares, respectively)	(142,157)	(141,828)
Additional Capital	214,798	213,744
Retained Earnings	71,911	76,835
Accumulated Other Comprehensive Loss	(1,268)	(1,385)
Total Stockholders’ Equity	143,316	147,398
Total Liabilities and Stockholders’ Equity	$576,406	$475,517

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018

Net Sales
Net Merchandise Sales	$237,899	$236,492
Net Services Sales	28,321	25,280
Total Net Sales	266,220	261,772
Cost of Sales
Cost of Merchandise Sold	151,425	148,383
Cost of Services Sold	21,184	18,417
Total Cost of Sales	172,609	166,800
Gross Profit	93,611	94,972
Selling, General and Administrative Expenses	97,032	96,418
Operating Loss	(3,421)	(1,446)
Other Expense	1,290	321
Loss Before Income Taxes	(4,711)	(1,767)
Income Tax Expense	213	205
Net Loss	$(4,924)	$(1,972)
Net Loss per Common Share—Basic	$(0.17)	$(0.07)
Net Loss per Common Share—Diluted	$(0.17)	$(0.07)
Weighted Average Common Shares Outstanding:
Basic	28,646	28,508
Diluted	28,646	28,508

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018

Net Loss	$(4,924)	$(1,972)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	117	(32)
Total Other Comprehensive Income (Loss)	117	(32)
Comprehensive Loss	$(4,807)	$(2,004)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

								Total
	Common Stock		Treasury Stock		Additional	Retained		Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	AOCL	Equity

December 31, 2017	28,490	$31	2,907	$(140,875)	$208,629	$131,214	$(1,152)	$197,847
Stock-Based Compensation Expense	—	—	—	—	1,007	—	—	1,007
Exercise of Stock Options	3	—	—	—	40	—	—	40
Release of Restricted Shares	47	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	23	(564)	—	—	—	(564)
Translation Adjustment	—	—	—	—	—	—	(32)	(32)
Net Loss	—	—	—	—	—	(1,972)	—	(1,972)
March 31, 2018	28,540	$31	2,930	$(141,439)	$209,676	$129,242	$(1,184)	$196,326

December 31, 2018	28,627	$32	2,951	$(141,828)	$213,744	$76,835	$(1,385)	$147,398
Stock-Based Compensation Expense	—	—	—	—	1,054	—	—	1,054
Release of Restricted Shares	55	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	28	(329)	—	—	—	(329)
Translation Adjustment	—	—	—	—	—	—	117	117
Net Income	—	—	—	—	—	(4,924)	—	(4,924)
March 31, 2019	28,682	$32	2,979	$(142,157)	$214,798	$71,911	$(1,268)	$143,316

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018

Cash Flows from Operating Activities:
Net Loss	$(4,924)	$(1,972)
Adjustments to Reconcile Net Loss:
Depreciation and Amortization	4,312	4,723
Stock-Based Compensation Expense	1,033	858
Loss on Disposal of Fixed Assets	53	7
Changes in Operating Assets and Liabilities:
Merchandise Inventories	17,275	(14,483)
Accounts Payable	(16,932)	(7,079)
Customer Deposits and Store Credits	7,426	5,062
Prepaid Expenses and Other Current Assets	(4,059)	(1,090)
Accrual for Legal Matters and Settlements	350	250
Other Assets and Liabilities	1,943	(1,157)
Net Cash Provided by (Used in) Operating Activities	6,477	(14,881)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(3,247)	(3,048)
Other Investing Activities	17	6
Net Cash Used in Investing Activities	(3,230)	(3,042)

Cash Flows from Financing Activities:
Borrowings on Credit Agreement	13,000	15,000
Payments on Credit Agreement	(11,000)	(4,000)
Other Financing Activities	(727)	(891)
Net Cash Provided by Financing Activities	1,273	10,109
Effect of Exchange Rates on Cash and Cash Equivalents	1,005	482
Net Increase (Decrease) in Cash and Cash Equivalents	5,525	(7,332)
Cash and Cash Equivalents, Beginning of Year	11,565	19,938
Cash and Cash Equivalents, End of Year	$17,090	$12,606

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)

Note 1.       Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hard-surface flooring, and hard-surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, resilient vinyl, waterproof vinyl plank and porcelain tile flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. The Company also provides in-home delivery and installation services to its customers. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of store locations in metropolitan areas. As of March 31, 2019, the Company’s stores spanned 47 states in the United States (“U.S.”) and included eight stores in Canada. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia and its website, www.lumberliquidators.com.  The Company finished the majority of its Bellawood products on its finishing lines in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.” In July of 2018, the Company announced its plan to sell its finishing line equipment to an unaffiliated third-party purchaser and to relocate its corporate headquarters to Richmond, Virginia, in 2019. The Company ceased finishing floors in January 2019.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10‑Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report filed on Form 10‑K for the year ended December 31, 2018.

The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Results of operations for the three months ended March 31, 2019 are not necessarily indicative of future results to be expected for the full year due to a number of factors, including seasonality.

Note 2.       Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and other liabilities approximates fair value because of the short-term nature of these items. The carrying amount of obligations under the Credit Agreement approximates fair value due to the variable rate of interest.

Merchandise Inventories

The Company values merchandise inventories at the lower of merchandise cost or net realizable value. The Company determines merchandise cost using the weighted average method.  All of the hardwood flooring we purchase from suppliers is either prefinished or unfinished and in immediate saleable form. Inventory cost includes the costs of bringing an article to its existing condition and location such as shipping and handling and import tariffs. The Company periodically reviews the carrying value of items in inventory and records a lower of cost or net realizable value adjustment when there is evidence that the utility of inventory will be less than its cost. In determining net realizable value, the Company makes judgments and estimates as to the market value of its products, based on factors such as historical results and current sales trends. Although the Company believes its products are appropriately valued as of the balance sheet date, there can be no assurance that future events or changes in key assumptions would not significantly impact their value.

Recognition of Net Sales

The Company generates revenues primarily by retailing merchandise flooring and accessories in the form of solid and engineered hardwood, bamboo, cork, laminate, resilient vinyl, waterproof vinyl plank and porcelain tile flooring. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Sales occur through a network of 413 stores, which spanned 47 states including eight stores in Canada, at March 31, 2019. In addition, both the merchandise and services can be ordered through a call center and from the Company’s website, www.lumberliquidators.com. The Company’s agreements with its customers are of short duration (less than a year) and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

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

The following table shows the activity in this account for the periods noted:

	Three Months Ended
	March 31,
	2019	2018
Customer Deposits and Store Credits, Beginning Balance	$(40,332)	$(38,546)
New Deposits	(291,833)	(285,522)
Recognition of Revenue	266,220	261,772
Sales Tax included in Customer Deposits	16,781	16,605
Other	1,531	2,198
Customer Deposits and Store Credits, Ending Balance	$(47,633)	$(43,493)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 90 days. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels, and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company previously recognized revenue in full, recorded an allowance for expected returns (contra-revenue), and recorded a separate refund liability for expected returns. The Company reduces revenue by the amount of expected returns and records it within accrued expenses and other on the condensed consolidated balance sheet. The Company continues to estimate the amount of returns based on the historical data. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the other current assets caption of the accompanying condensed consolidated balance sheet. This amount was $1.4 million at March 31, 2019. The Company recognizes sales commissions as incurred since the amortization period is less than one year. The Company offers a range of limited warranties for the durability of the finish on its prefinished products. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations. Warranty costs are recorded in cost of sales.

In total, the Company offers hundreds of different flooring products; however, no single flooring product represented a significant portion of its sales mix. By major product category, the Company’s sales mix was as follows:

	Three Months Ended March 31,
	2019		2018
Manufactured Products [1]	$110,450	41%	$90,929	35%
Solid and Engineered Hardwood	81,817	31%	96,684	37%
Moldings and Accessories and Other	45,632	17%	48,879	19%
Installation and Delivery Services	28,321	11%	25,280	9%
Total	$266,220	100%	$261,772	100%

1     Includes laminate, vinyl, engineered vinyl plank and porcelain tile.

Cost of Sales

Cost of sales includes the cost of products sold, including tariffs, the cost of installation services, and transportation costs from vendors to the Company’s distribution centers or store locations. It also includes any applicable finishing costs related to production of the Company’s proprietary brands, transportation costs from distribution centers to store locations, transportation costs for the delivery of products from store locations to customers, certain costs of quality control procedures, warranty and customer satisfaction costs, inventory adjustments including obsolescence and shrinkage, and costs to produce samples, which are net of vendor allowances. The Company ceased finishing floors in January 2019, as previously disclosed in the Form 10-K for the year ended December 31, 2018.

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), which creates ASC Topic 842, Leases, and supersedes the lease accounting requirements in Topic 840, Leases. In summary, Topic 842 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition, which the Company elected. As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease right-of-use (“ROU”) assets of $113 million and lease liabilities of $121 million. The adoption of ASC 842 had an immaterial impact on the Company’s condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three-month period ended March 31, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carryforward the historical lease classification.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and operating lease liabilities on the condensed consolidated balance sheets. The operating lease ROU assets and operating lease liabilities are recognized as the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also is adjusted for any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease typically at the Company’s own discretion.  The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. Many of the Company’s leases include both lease (e.g., payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Lease expense for minimum lease payments is recognized on a straight-line basis over the term of the agreement.

The Company made an accounting policy election that payments under agreements with an initial term of 12 months or less will not be included on the condensed consolidated balance sheet but will be recognized in the condensed consolidated statements of operations on a straight-line basis over the term of the agreement.

Additional information and disclosures required by this new standard are contained in “Note 7, Leases.”

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued Accounting Standards Update No. 2018‑15 (“ASU 2018‑15”), which provides guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract, as initially published in Accounting Standards Update No. 2015‑05, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. In summary, the new standard requires customers of cloud computing services to recognize an intangible asset for the software license and, to the extent that payments attributable to the software license are made over time, a liability is also recognized. The new standard also allows customers of cloud computing services to capitalize certain implementation costs. The amendments in ASU 2018‑15 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Therefore, the new standard will become effective for the Company at the beginning of its 2020 fiscal year, although early adoption is permitted for all entities. The Company will evaluate the impact of ASU 2018‑15 when recording cloud computing arrangements.

Note 3.       Stockholders’ Equity

Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2019	2018
Net Loss	$(4,924)	$(1,972)
Weighted Average Common Shares Outstanding—Basic	28,646	28,508
Effect of Dilutive Securities:
Common Stock Equivalents	—	—
Weighted Average Common Shares Outstanding—Diluted	28,646	28,508
Net Loss per Common Share—Basic	$(0.17)	$(0.07)
Net Loss per Common Share—Diluted	$(0.17)	$(0.07)

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	As of March 31,
	2019	2018
Stock Options	688	688
Restricted Shares	408	347

Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to $150 million of the Company’s common stock. At March 31, 2019, the Company had approximately $14.7 million remaining under this authorization. The Company has not repurchased any shares of its common stock under this program in more than three years.

Note 4.       Stock-based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

		Restricted Stock
	Stock Options	Awards
Options Outstanding/Nonvested RSAs, December 31, 2018	733	487
Granted	—	494
Options Exercised/RSAs Released	—	(84)
Forfeited	(45)	(11)
Options Outstanding/Nonvested RSAs, March 31, 2019	688	886

The Company granted a target of 100,281 performance-based RSAs with a grant date fair value of $1.1 million during the three months ended March 31, 2019 and a target of 30,887 performance-based RSAs with a grant date fair value of $0.7 million during the three months ended March 31, 2018. These shares were awarded to certain members of senior management in connection with the achievement of specific key financial metrics measured over a two-year period and vest over a three-year period. The number of awards that will ultimately vest is contingent upon the achievement of these key financial metrics by the end of year two. The Company assesses the probability of achieving these metrics on a quarterly basis. Once these amounts have been determined, half of the shares will vest at the end of year two and the remaining half will vest at the end of year three. These awards are included above in RSAs Granted.

Note 5.      Credit Agreement

On March 29, 2019, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. and Wells Fargo Bank, National Association (the “Lenders”). The Credit Agreement amended and restated the Third Amended and Restated Revolving Credit Agreement (the “Prior Agreement”). Under the Credit Agreement, the Lenders increased the maximum amount of borrowings under the revolving credit facility (the “Revolving Credit Facility”) from $150 million under the Prior Agreement to $175 million and added a new first in-last out $25 million term loan (the “FILO Term Loan”) for a total of $200 million, subject to the borrowing bases described below. The Company also has the option to increase the Revolving Credit Facility to a maximum total amount of $225 million, subject to the satisfaction of the conditions to such increase as specified in the Credit Agreement.

As of March 31, 2019, a total of $42 million was outstanding under the Revolving Credit Facility and $25 million was outstanding under the FILO Term Loan. The Company also had $2.6 million in letters of credit which factor into its remaining availability.

The Revolving Credit Facility and the FILO Term Loan mature on March 29, 2024 and are secured by security interests in the Collateral (as defined in the Credit Agreement), which includes substantially all assets of the Company including, among other things, the Company’s inventory and accounts receivables, and the Company’s East Coast distribution center located in Sandston, Virginia.  Under the terms of the Credit Agreement, the Company has the ability to release the East Coast distribution center from the Collateral under certain conditions.

The Revolving Credit Facility is available to the Company up to the lesser of (1) $175 million or (2) a revolving borrowing base equal to the sum of specified percentages of the Borrowers’ eligible credit card receivables, eligible inventory (including eligible in-transit inventory), and eligible owned real estate, less certain reserves, all of which are defined by the terms of the Credit Agreement (the “Revolving Borrowing Base”).  If the outstanding FILO Term Loan exceeds the FILO Borrowing Base (as defined in the Credit Agreement), the amount of such excess reduces availability under the Revolving Borrowing Base.

Loans outstanding under the Credit Agreement can bear interest based on the Base Rate (as defined in the Credit Agreement) or the LIBOR Rate (as defined in the Credit Agreement).  Interest on Base Rate loans is charged at varying per annum rates computed by applying a margin ranging from (i) 0.25% to 0.75% over the Base Rate with respect to revolving loans and (ii) 1.25% to 2.00% over the Base Rate with respect to the FILO Term Loan, in each case depending on the Borrowers’ average daily excess borrowing availability under the Revolving Credit Facility during the most recently completed fiscal quarter. Interest on LIBOR Rate loans and fees for standby letters of credit are charged at varying per annum rates computed by applying a margin ranging from (i) 1.25% to 1.75% over the applicable LIBOR Rate with respect to revolving loans and (ii) 2.25% to 3.00% over the applicable LIBOR Rate with respect to the FILO Term Loan, in each case depending on the Company’s’ average daily excess borrowing availability under the Revolving Credit Facility during the most recently completed fiscal quarter.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective only when specified availability under the Revolving Credit Facility falls below the greater of $17.5 million or 10% of the Combined Loan Cap (as defined in the Credit Agreement).

Note 6.       Income Taxes

The Company has a full valuation allowance recorded against its net deferred tax assets which effectively offsets its federal taxes at the statutory rate of 21%. However, it does record tax expense each period for income taxes incurred in certain state and foreign jurisdictions. For the three months ended March 31, 2019 and 2018, the resulting effective tax rate was (4.5)% and (11.6)%, respectively.

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

Note 7.Leases

The Company has operating leases for all of its stores, current corporate headquarters in Toano, Virginia, its distribution center on the west coast, supplemental office facilities and certain equipment. The Company has also entered into an agreement for a future corporate headquarters in Richmond, Virginia which has a ten-year term and expected future minimum rental payments of approximately $15.4 million that commences in late 2019 once the Company takes possession of the property. The store location leases are operating leases and generally have five-year base periods with one or more five-year renewal periods. The current corporate headquarters in Toano, Virginia and the supplemental office facility in Richmond, Virginia have operating leases with base terms running through December 31, 2019 and November 30, 2020, respectively. The distribution center on the west coast has an operating lease with a base term running through October 31, 2024.

The cost components of the Company’s operating leases recorded in SG&A on the condensed consolidated statement of operations were as follows for the period ended March 31, 2019:

	Three Months Ended March 31, 2019
	Store Leases	Other Leases	Total

Operating lease costs	$8,043	$993	$9,036
Variable lease costs	1,953	199	2,152
Total	$9,996	$1,192	$11,188

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities which are paid as incurred.

Other information related to leases were as follows:

	Three Months Ended March 31, 2019
	Store Leases	Other Leases	Total

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,318	$1,092	$9,410

Right-of-use assets obtained or modified in exchange for operating lease obligations	$5,132	$—	$5,132

Weighted Average Remaining Lease Term (years)	4.61	4.90	4.64

Weighted Average Discount Rate	6.10%	6.18%	6.12%

At March 31, 2019, the future minimum rental payments under non-cancellable operating leases were as follows:

	Operating Leases
	Store Leases	Other Leases	Total
2019 [1]	$24,684	$3,112	$27,796
2020	30,115	2,536	32,651
2021	23,883	2,168	26,051
2022	17,849	2,147	19,996
2023	11,798	2,186	13,984
Thereafter	14,815	2,054	16,869
Total future minimum lease payments	123,144	14,203	137,347
Less imputed interest	(16,800)	(2,010)	(18,810)
Total	$106,344	$12,193	$118,537

[1] Represents the future minimum rental payments from April 1, 2019 through December 31, 2019.

Note 8.       Commitments and Contingencies

Governmental Investigations

In 2015 and early 2016, the Company received subpoenas issued in connection with a criminal investigation being conducted by the DOJ and the SEC.  The focus of the investigations primarily related to compliance with disclosure and financial reporting and requirements under the federal securities laws. The Company cooperated with the investigations and produced documents and other information responsive to subpoenas and other requests received from the parties. In March of 2019 prior to filing its Form 10-K, the Company reached an agreement with the U.S. Attorney, the DOJ and SEC regarding the investigation (the “Settlement Agreements”). The Company entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Attorney and the DOJ and a Cease-and-Desist Order (the “Order”) with the SEC, under which it is required, among other things, to (1) pay a fine in the amount of $19.1 million to the United States Treasury, (2) forfeit to the U.S. Attorney and the DOJ the sum of $13.9 million, of which up to $6.1 million will be submitted by the Company to the SEC in disgorgement and prejudgment interest under the Order and (3) adopt a new compliance program, or modify its existing one, including internal controls, compliance policies, and procedures in order to ensure that the Company maintains an effective system of internal account controls designed to ensure the making and keeping of fair and accurate books, records and accounts, as well as a compliance program designed to prevent and detect violations of certain federal securities laws throughout its operations.

The Settlement Agreements also provide that the Company will continue to cooperate with the U.S. Attorney, the DOJ and the SEC in all matters relating to the conduct described in the Settlement Agreements and, at the request of the U.S. Attorney, the DOJ or the SEC, the Company will cooperate fully with other domestic or foreign law enforcement authorities and agencies in any investigation of the Company in any and all matters relating to the Settlement Agreements. In the event the Company breaches the DPA, there is a risk the government would seek to impose remedies provided for in the DPA, including instituting criminal prosecution against the Company.

The Company accrued a charge of $33 million within selling, general and administrative (“SG&A”) expenses in its December 31, 2018 financial statements, reflecting the amounts owed under the Settlement Agreements. Subsequent to March 31, 2019, the Company remitted all amounts due to the applicable governmental parties and has relieved the applicable portion of the liability in the caption “Accrual for Legal Matters and Settlements Current” on its balance sheet.

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

On March 15, 2019 prior to filing its Form 10-K, the Company entered into a Memorandum of Understanding (the “MOU”), which would resolve the Gold Litigation on a nationwide basis. Under the terms of the MOU, the Company will contribute $14 million in cash and provide $14 million in store-credit vouchers, with a potential additional $2 million in store-credit vouchers based on obtaining a claim’s percentage of more than 7%, for an aggregate settlement of up to $30 million. The MOU is subject to certain contingencies, including the execution of a definitive settlement agreement, board approval and court approvals of the definitive settlement agreement. The entry into the MOU or any subsequent execution of a definitive settlement agreement does not constitute an admission by the Company of any fault or liability and the Company does not admit any fault or liability. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. If a final, court-approved settlement is not reached, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, success on the merits. The Company accrued within SG&A a $28 million liability with the offset in the caption “other current liabilities” in its December 31, 2018 financial statements. The Company has notified its insurance carriers and continues to pursue coverage, but the insurers to date have denied coverage. As the insurance claim is still pending, the Company has not recognized any insurance recovery related to the Gold Litigation.

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

Litigation Relating to Chinese Laminates

Formaldehyde-Abrasion MDLs

On March 15, 2018, the Company entered into a settlement agreement with the lead plaintiffs in the Formaldehyde MDL (as defined in Part II, Item 1 of this Form 10-Q) and Abrasion MDL (as defined in Part II, Item 1 of this Form 10-Q), cases more fully described in Part II, Item 1 of this Form 10-Q. Under the terms of the settlement agreement, the Company agreed to fund $22 million in cash and provide $14 million in store-credit vouchers for an aggregate settlement of $36 million to settle claims brought on behalf of purchasers of Chinese-made laminate flooring sold by the Company between January 1, 2009 and May 31, 2015. The Company deposited $22 million into an escrow account administered by the court and plaintiffs’ counsel in accordance with the final settlement. The final approval order by the United States District Court for the Eastern District of Virginia has been appealed and is pending. The Company does not anticipate any change to its obligations, but must wait until the appeals are adjudicated or withdrawn.  If the appeals were to result in the settlement being set aside, the Company would receive $21.5 million back from the escrow agent. Accordingly, the Company has accounted for the payment of $21.5 million as a deposit in the accompanying condensed consolidated financial statements. The $36 million aggregate settlement amount was accrued within SG&A expenses in 2017.

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

In addition to those purchasers who opted out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims, or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”). Certain of these Related Laminate Matters were settled in 2019 and 2018, while some remain in settlement negotiations. The Company recognized charges to earnings of $0.4 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively, within SG&A expenses for these Remaining Laminate Matters. As of March 31, 2019, the remaining accrual related to these matters was $0.9 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on the condensed consolidated balance sheet. While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is reasonably possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. If the Company incurs losses with the respect to the Opt Outs or further losses with respect to Related Laminate Matters, the ultimate resolution of these actions could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.

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

The first 5‑year Sunset Review of the AD and CVD orders on multilayered wood flooring (the “Sunset Review”) began in November 2016 at the ITC to determine whether to terminate the orders. The Company participated fully in this Sunset Review. In December 2017, the ITC determined that the AD and CVD orders will remain in place.

Results by period for the Company are shown below. The column labeled ‘March 31, 2019 Receivable/Liability Balance’ represents the amount the Company would receive or pay (net of any collections or payments) as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. It does not include any initial amounts paid for AD or CVD in the current period at the in-effect rate at that time.

The Company recorded net interest expense related to antidumping of $0.4 million, with the amount included in other expense on the condensed consolidated statements of operations. The estimated associated interest payable and receivable for each period is not included in the table below and is included in the same financial statement line item on the Company’s condensed consolidated balance sheet as the associated liability and receivable balance for each period.

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

Review		Rates at which		March 31, 2019
Period	Period Covered	Company	Final Rate	Receivable/Liability
		Deposited		Balance
Antidumping
1	May 2011 through	6.78% and 3.3%	0.73%[1]	$1.3 million
	November 2012			receivable[1]
2	December 2012 through	3.30%	13.74%	$4.1 million
	November 2013			liability
3	December 2013 through	3.3% and 5.92%	17.37%	$5.5 million
	November 2014			liability
4	December 2014 through	5.92% and 13.74%	0.0%	$0.03 million
	November 2015			receivable
5	December 2015 through	5.92%. 13.74%. and 17.37%	0.0%[2]	$2.6 million
	November 2016			receivable[2]
6	December 2016 through	17.37% and 0.0%	Pending[3]	NA
November 2017
7	December 2017 through	0.00%	Pending	NA
November 2018
			Included on the Condensed Consolidated Balance Sheet in Other Current Assets	$2.63 million
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$1.3 million
			Included on the Condensed Consolidated Balance Sheet in Other Long-Term Liabilities	$9.6 million
Countervailing
1&2	April 2011 through	1.50%	0.83% / 0.99%	$0.2 million
	December 2012			receivable
3	January 2013 through December 2013	1.50%	1.38%	$0.05 million receivable
4	January 2014 through December 2014	1.50% and 0.83%	1.06%	$0.02 million receivable
5	January 2015 through December 2015	0.83% and 0.99%	Final at 0.11% and 0.85%[4]	$0.08 million receivable [4]
6	January 2016 through December 2016	0.99% and 1.38%	Pending	NA
7	January 2017 through December 2017	1.38% and 1.06%	Pending	NA
8	January 2018 through December 2018	1.06%	Pending	NA
			Included on the Condensed Consolidated Balance Sheet in Other Current Assets	$0.08 million
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$0.27 million

[1]

In June 2018, the Court of International Trade sustained the DOC’s recommendation to reduce the rate for the first annual review period to 0.73% (from 5.92%). As a result, in the second quarter of 2018 the Company reversed its $0.8 million liability and recorded a $1.3 million receivable with a corresponding reduction of cost of sales.

[2]

In July 2018, the DOC issued the final rates for review period 5 at 0.0%. As a result, in the third quarter of 2018 the Company recorded a receivable of $2.8 million with a corresponding reduction of cost of sales.

[3]

The preliminary AD rate was a maximum of 48.26%. If the preliminary ruling regarding the AD Rate were to be finalized, the Company anticipates it would record a net liability of approximately $1.1 million.

[4]

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact on us of any of the following:

•	the outcomes of legal proceedings, and the related impact on liquidity;
•	reputational harm;
•	obligations related to and impacts of new laws and regulations, including pertaining to tariffs;
•	obtaining products from abroad, including the effects of tariffs, as well as the effects of antidumping and countervailing duties;
•	obligations under various settlement agreements and other compliance matters;
•	disruptions related to our corporate headquarters relocation;
•	impact of the Tax Cuts and Jobs Act;
•	inability to open new stores and fund other capital expenditures;
•	inability to execute on our key initiatives or such key initiatives do not yield desired results;
•	managing growth;
•	transportation costs;
•	damage to our assets;
•	disruption in our ability to distribute our products;
•	operating stores in Canada and an office in China;
•	managing third-party installers and product delivery companies;
•	renewing store or warehouse leases;
•	having sufficient suppliers;
•	our, and our suppliers’, compliance with complex and evolving rules, regulations, and laws at the federal, state, and local level;
•	disruption in our ability to obtain products from our suppliers;
•	product liability claims;
•	availability of suitable hardwood, including due to disruptions from the impacts of severe weather;
•	changes in economic conditions, both domestic and abroad;
•	sufficient insurance coverage;
•	access to capital;
•	disruption due to cybersecurity threats;
•	the handling of confidential customer information, including the impacts from the California Consumer Privacy Act;
•	management information systems disruptions;
•	alternative e-commerce offerings;
•	our advertising strategy;

•	anticipating consumer trends;
•	competition;
•	impact of changes in accounting guidance, including the implementation guidelines and interpretations;
•	maintenance of valuation allowances on deferred tax assets and the impacts thereof;
•	internal controls including those over tariffs;
•	stock price volatility; and
•	anti-takeover provisions.

Information regarding risks and uncertainties is contained in the Company’s other reports filed with the SEC, including the Item 1A, “Risk Factors,” section of the Form 10‑K for the year ended December 31, 2018.

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in the Company’s annual report filed on Form 10‑K for the year ended December 31, 2018.

Overview

Lumber Liquidators is one of the leading specialty retailers of hard-surface flooring in North America, offering a complete purchasing solution across an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, resilient vinyl, waterproof vinyl plank and porcelain tile. We also feature the renewable flooring products, bamboo and cork, and provide a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. We offer installation and delivery services through third-party independent contractors for customers who purchase our floors. At March 31, 2019, we sold our products through 413 Lumber Liquidators stores in 47 states in the United States and in Canada, a call center and websites.

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

To supplement the financial measures prepared in accordance with GAAP, we use the following non-GAAP financial measures: (i) Adjusted SG&A and (ii) Adjusted Operating (Loss) Income. The non-GAAP financial measures should be viewed in addition to, and not in lieu of, financial measures calculated in accordance with GAAP. These supplemental measures may vary from, and may not be comparable to, similarly titled measures by other companies.

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

Executive Summary

We continue to focus on several key initiatives related to our core business that we believe will strengthen our sales and operating margin and provide an improved shopping experience for our customers. During the first quarter of 2019 and throughout the remainder of the year, our focus will be on driving DIY, DIFM and Pro traffic into our stores, enhancing the customer experience across both our digital platform and within our stores and improving our operational effectiveness. Our research indicates that the initial interest in purchasing a floor begins with digital browsing on our website, and we believe that by providing an improved digital experience and better website performance, we will not only grow our e-commerce sales, but also drive traffic into our stores. Once customers are in our stores, we believe that our store model provides a competitive advantage by allowing our knowledgeable sales associates to assist customers throughout the project design and purchase process in a more intimate environment, from product selection to installation.

Net sales in the first quarter of 2019 increased $4.4 million, or 1.7%, to $266 million from $262 million in the first quarter of 2018. Net sales from stores open less than 13 months were $6.4 million.  However, net sales in comparable stores decreased $2 million, or 0.8%, as a slight decline in merchandise sales was partially offset by the expansion of installation services.  We opened two new stores and closed two in the first quarter.

Gross profit decreased 1.4% in the first quarter of 2019 to $94 million from $95 million in the comparable period in 2018. Gross margin decreased to 35.2% in the first quarter of 2019 from 36.3% in the first quarter of 2018, primarily driven by higher tariff costs on products originating in China partially offset by an improved mix of higher-margin manufactured products and lower warranty costs.

SG&A expenses increased 0.6% in the first quarter of 2019 to $97 million from the comparable period in 2018 but included certain costs in both years related to investigations and lawsuits.  Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) increased $2.1 million primarily as a result of increases in payroll and occupancy costs reflecting the full-year effect of opening 18 new stores during the preceding four quarters offset by slightly lower advertising.

Operating loss was $3.4 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively. Excluding the SG&A items discussed above and summarized in the table below, Adjusted Operating Loss (a non-GAAP measure) was $1.6 million in the first quarter of 2019, compared to Adjusted Operating Income (a non-GAAP measure) $1.9 million in the first quarter of 2018.  The most significant driver of the change was the tariff-laden decrease in the Company’s margin.

Net loss for the three months ended March 31, 2019 was $4.9 million, or $0.17 per diluted share, compared to a net loss of $2 million, or $0.07 per diluted share, for the three months ended March 31, 2018.

As of March 31, 2019, we had $42 million outstanding under the Revolving Credit Facility and $25 million outstanding under the FILO Term Loan, which, collectively, is up from the $65 million that was outstanding at December 31, 2018. At March 31, 2019, we had $130 million in liquidity, comprised of $17 million of cash and cash equivalents and availability under our asset-based revolving loan (the “Revolving Loan”), of $113 million.

Results of Operations

We believe the selected sales data, the percentage relationship between net sales and major categories in the condensed consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Improvement
	% of Net Sales		(Decline) in
	Three Months Ended March 31,		Dollar Amounts
	2019	2018	2019 VS 2018
Net Sales
Net Merchandise Sales	89.4%	90.3%	0.6%
Net Services Sales	10.6%	9.7%	12.0%
Total Net Sales	100.0%	100.0%	1.7%
Gross Profit	35.2%	36.3%	(1.4)%
Selling, General, and Administrative Expenses	36.5%	36.8%	(0.6)%
Operating Loss	(1.3)%	(0.5)%	(136.7)%
Other Expense (Income)	0.5%	0.1%	(302.1)%
Loss Before Income Taxes	(1.8)%	(0.6)%	(166.7)%
Income Tax Expense (Benefit)	0.1%	0.1%	(3.3)%
Net Loss	(1.9)%	(0.7)%	(149.7)%
SELECTED SALES DATA
Average Sale[1]	0.2%	4.1%
Average Retail Price per Unit Sold[2]	(1.9)%	(0.8)%

Number of Stores Open, end of period	413	398
Number of Stores Opened in Period, net	—	5
Number of Stores Relocated in Period[3]	—	—

Comparable Stores[4] (% change to prior year):
Net Sales	(0.8)%	2.9%
Customers Invoiced[5]	(1.0)%	(1.2)%
Net Sales of Stores Operating for 13 to 36 months	2.5%	6.5%
Net Sales of Stores Operating for more than 36 months	(0.9)%	2.7%

Net Sales in Markets with all Stores Comparable (no cannibalization)	0.0%	3.3%

[1]

Average sale is defined as the average invoiced sales order, measured quarterly, excluding returns as well as transactions under $100 (which are generally sample orders or add-on/accessories to existing orders).

[2]	Average retail price per unit sold is calculated on a total company basis and excludes non-merchandise revenue.
[3]	A relocated store remains a comparable store as long as it is relocated within the primary trade area.
[4]	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.
[5]	Change in number of customers invoiced is calculated by applying the average sale, described above, to total net sales at comparable stores.

Net Sales

Net sales for the first quarter of 2019 increased $4.4 million, or 1.7%, to $266 million from the first quarter of 2018. Net sales from stores open less than 13 months were $6.4 million.  However, net sales in comparable stores decreased $2 million, or 0.8%, in the first quarter of 2019 as compared to the first quarter of 2018 as a slight decline in merchandise sales was partially offset by the expansion of installation services.  We opened two new stores and closed two in the first quarter.  The comparable store decline of 0.8% consisted of a slight decline in merchandise sales offset in part by a 8.8% increase in installation sales.  The decline in merchandise sales reflected the reduced promotional activity and declines in the bamboo and hardwood categories.  Partially offsetting, the manufactured category grew to 43% of our merchandise sales in the first quarter of 2019 and continued to outperform as customers’ desire for water-resistant flooring remains strong.

Gross Profit

Gross profit decreased 1.4% in the first quarter of 2019 to $94 million from the comparable period in 2018. Gross margin decreased to 35.2% in the first quarter of 2019 from 36.3% in the first quarter of 2018, primarily driven by higher tariff costs on products originating in China partially offset by an improved mix of higher-margin manufactured products and lower warranty costs.  Compared to the fourth quarter of 2018, the impact of the 10% tariffs on product originating from China expanded during the quarter but was offset by the Company’s work with its vendors to reduce product costs.  The net effect was that comparable margin increased nominally from the fourth quarter of 2018 to the first quarter of 2019.

Selling, General and Administrative Expenses

SG&A expenses increased 0.6% in the first quarter of 2019 to $97 million from $96 million in the comparable period in 2018 but included certain costs in both years related to investigations and lawsuits.  Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) increased $2.1 million primarily as a result of increases in payroll and occupancy costs reflecting the full-year effect of opening 18 new stores during the preceding four quarters offset by slightly lower advertising.

We believe that each of these items can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
SG&A, as reported (GAAP)	$97,032	$96,418

Accrual for Legal Matters and Settlements [1]	(175)	250
Legal and Professional Fees [2]	1,978	3,067
Sub-Total Items above	1,803	3,317

Adjusted SG&A (a non-GAAP measure)	$95,229	$93,101

[1]	This amount represents the charge to earnings for certain Related Laminate Matters, which is described more fully in Note 8 to the condensed consolidated financial statements.
[2]	Represents charges to earnings related to our defense of certain significant legal actions during the period. This does not include all legal costs incurred by the Company.

Operating Income (Loss) and Operating Margin

Operating loss was $3.4 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively. Excluding the SG&A items discussed above and summarized in the table below, Adjusted Operating Loss (a non-GAAP measure) was $1.6 million in 2019, compared to Adjusted Operating Income (a non-GAAP measure) of  $1.9 million in 2018.  The most significant driver of the change was the tariff-laden decrease in our margin.

We believe that each of these items can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Operating Loss, as reported (GAAP)	$(3,421)	$(1,446)

SG&A Items:
Accrual for Legal Matters and Settlements [1]	(175)	250
Legal and Professional Fees [2]	1,978	3,067
SG&A Subtotal	1,803	3,317

Adjusted Operating (Loss) Income (a non-GAAP measure)	$(1,618)	$1,871

1,2    See the SG&A section above for more detailed explanations of these individual items.

Other Expense

We had other expense of $1.3 million and $0.3 million in the first quarter of 2019 and 2018, respectively.  The expense in both years reflected interest on the Company’s borrowings on our Revolving Loan.

Provision for Income Taxes

We have a full valuation allowance recorded against our net deferred tax assets which effectively offsets our federal taxes at the statutory rate of 21%. However, we record as tax expense each period for income taxes incurred in certain state and foreign jurisdictions resulting in an effective tax rate of (4.5)% and (11.6)% for the three months ended March 31, 2019 and 2018, respectively.

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

Diluted Earnings per Share

Net loss for the three months ended March 31, 2019 was $4.9 million, or $0.17 per diluted share, compared to a net loss of $2 million, or $0.07 per diluted share, for the three months ended March 31, 2018.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, satisfying our obligations on the recent settlements and governmental investigations, working capital, and general corporate purposes. Our principal sources of liquidity at March 31, 2019 were $17 million of cash and cash equivalents on our balance sheet and $113 million of availability under our Revolving Loan.  As March 31, 2019, the outstanding balance on the FILO Term Loan was $25 million. As of March 31, 2019, the outstanding balance on the Revolving Loan was $42 million and it carried an interest rate of 4.0%.

The DOJ and SEC settlements, discussed in Part II, Item 1 of this Form 10-Q, totaling $33 million, were paid in April 2019.  Additionally, in connection with the expected settlement of the Gold Litigation, we anticipate funding $1 million of the cash portion upon the court’s preliminary approval, which we expect to occur in the next few months; the remaining $13 million of the cash portion is expected to be paid subsequent to the court’s final approval. An additional $6 million could be paid as early as the fourth quarter of 2019, could be combined with $7 million and be paid in 2020, or could be as late as the end of the claims notice period.

On March 31, 2019,  we amended our Prior Credit Agreement to add incremental borrowing capacity of up to $50 million and to extend the maturity to 2024, which is described more fully in Note 5 to the condensed consolidated financial statements.

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

Although certain matters remain outstanding, we have taken significant steps to eliminate uncertainty associated with legal and regulatory matters previously discussed. We believe that cash flows from operations, together with liquidity sources mentioned above, will be sufficient to fund our settlements, operations and anticipated capital expenditures for the next 12 months. We prepare our forecasted cash flow and liquidity estimates based on assumptions that we believe to be reasonable, but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Merchandise Inventories

Merchandise inventories at March 31, 2019 decreased $18 million from December 31, 2018, as we have sold through merchandise that was purchased in advance of an announced, but subsequently postponed, 25% tariff on purchases of Chinese goods. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of March 31, 2019	As of December 31, 2018	As of March 31, 2018
	(in thousands)
Inventory – Available for Sale	$273,877	$275,036	$243,173
Inventory – Inbound In-Transit	26,009	43,236	30,238
Total Merchandise Inventories	$299,886	$318,272	$273,411

Available Inventory Per Store	$663	$666	$611

Available inventory per store at March 31, 2019 was comparable to December 31, 2018 and higher than at March 31, 2018. The increase in inventory compared to March 31, 2018 was primarily due to an initiative to have, on hand in our stores, our top-selling floors and expanding our engineered assortment with new looks to meet customer demand. We expect inventory to be in the range of $285 million to $310 million through the balance of the year.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons and specific merchandise category planning.

Cash Flows

Operating Activities. Net cash provided by operating activities was $6 million for the three months ended March 31, 2019 and net cash used in operating activities was $15 million for the three months ended March 31, 2018. Net cash provided by operating activities in the first three months of 2019 were positive primarily due to an $18 million reduction in inventory and a $7.3 million increase in customer deposits offset by a reduction in accounts payable of $17 million.  Net cash used in operating activities in the first three months of 2018 was negative primarily due to a $15 million increase in inventory combined with a reduction in accounts payable of $7.1 million.  These outflows were partially offset by increases in customer deposits and depreciation and amortization expenses.

Investing Activities. Net cash used in investing activities was $3 million for the three months ended March 31, 2019 and 2018, respectively. Net cash used in investing activities in both three month periods were primarily related to new store openings and our information technology initiatives.

Financing Activities. Net cash provided by financing activities was $1.3 million and $10 million for the three months ended March 31, 2019 and 2018, respectively. Net cash provided by financing activities was primarily due to net borrowings on our revolving credit facility during the first quarter ended March 31, 2019 and 2018, respectively.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our Critical Accounting Policies and Estimates since our annual report on Form 10‑K for the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our Credit Agreement are exposed to interest rate risk due to the variable rate of the facility. As of March 31, 2019, we had $42 million  outstanding under the Revolving Credit Facility and $25 million outstanding under the FILO Term Loan.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2019.  Based on this evaluation, our Chief Executive Officer and our interim Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2019 due to the material weakness in internal control over financial reporting related to the classification of imported products, as described below.

Material Weakness in Internal Control Over Financial Reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.  As noted in our Form 10-K, we did not maintain effective controls over the classification of imported products under the Harmonized Tariff System.  This classification is the basis on which tariff obligations on imported products are calculated.  We believe that this weakness was the result of inconsistent documentation of product specifications, an overreliance upon the knowledge and expertise of certain individuals, and review controls that did not operate at a level of precision to detect and correct these errors.

Remediation of Material Weakness.  Management has been actively engaged in developing and implementing a remediation plan to address the material weakness noted above. The remediation actions we are taking and expect to take will include designing a process whereby 1) complete product specifications have been documented in a consistent manner, 2) review processes are consistently applied for newly created products, and 3) review processes are added to sample previously assigned codes to ensure continued applicability.  Employees hired as part of this process will have the requisite experience and expertise with customs and duties.  Management will also provide regular reporting on remediation measures to the Audit Committee of the Board.

Management believes that these efforts will effectively remediate the material weakness. While progress has been made related to the remediation activities noted above, the material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time and tested and concluded by management to be designed and operating effectively. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary. Accordingly, the material weakness in our internal controls over financial reporting over the classification of imported products under the Harmonized Tariff System had not been remediated as of March 31, 2019.

During fiscal year 2019, management will test and evaluate the implementation of the new processes established as a result of the remediation plans, and the related internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements. Notwithstanding the identified material weaknesses, management believes the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at March 31, 2019 and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and interim Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the period ended March 31, 2019. In addition to the remediation plans discussed above, Management adopted ASC Topic 842, Leases, which required us to implement changes in internal control over financial reporting, including implementation of new software to track and account for leases.

Except as noted in the preceding paragraphs, there has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

Governmental Investigations

In March 2015, the Company received a grand jury subpoena issued in connection with a criminal investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia (the “U.S. Attorney”). In addition, on May 19, 2015, July 13, 2015 and March 11, 2016, the Company received subpoenas from the New York Regional Office of the SEC in connection with an inquiry by the SEC staff. The focus of the investigations primarily related to compliance with disclosure and financial reporting and requirements under the federal securities laws. The Company cooperated with the investigations and produced documents and other information responsive to subpoenas and other requests received from the parties.

The Company has recently concluded negotiations with the U.S. Attorney, the DOJ and the SEC concerning the resolution of their criminal and civil investigations into the public disclosures the Company made regarding whether its Chinese made laminates were compliant with certain California state regulatory requirements (the “Investigations”). In connection with the Investigations, the Company (i) entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Attorney and the DOJ on March 12, 2019 and (ii) submitted an Offer of Settlement to the SEC on March 12, 2019. On March 12, 2019 the SEC approved the Offer of Settlement and issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “Order”). The DPA and the Order are collectively referred to herein as the “Settlement Agreements”. Pursuant to the DPA, the U.S. Attorney and the DOJ filed a one count criminal information in the United States District Court for the Eastern District of Virginia, charging the Company with securities fraud in connection with the Company’s March 2015 Form 8-K. The DPA provides that if the Company fully complies with all of its obligations under the DPA, the U.S. Attorney and the DOJ will, at the conclusion of the DPA’s three-year term, seek dismissal with prejudice of the criminal information filed against the Company. Pursuant to the Order, the SEC ordered the Company to cease and desist from committing or causing any violations and any future violations of the relevant provisions of the federal securities laws and required disgorgement as discussed in the following paragraph.

Under the DPA, the Company is required, among other things, to (1) pay a fine in the amount of $19.1 million to the United States Treasury, (2) forfeit to the U.S. Attorney and the DOJ the sum of $13.9 million, of which up to $6.1 million will be submitted by the Company to the SEC in disgorgement and prejudgment interest under the Order and (3) adopt a new compliance program, or modify its existing one, including internal controls, compliance policies, and procedures in order to ensure that the Company maintains an effective system of internal account controls designed to ensure the making and keeping of fair and accurate books, records and accounts, as well as a compliance program designed to prevent and detect violations of certain federal securities laws throughout its operations. The Company will also be required to report to the U.S. Attorney and DOJ annually during the term of the DPA regarding remediation and implementation of the compliance measures described in the DPA.

The Agreements also provide that the Company will continue to cooperate with the U.S. Attorney, the DOJ and the SEC in all matters relating to the conduct described in the Settlement Agreements and, at the request of the U.S. Attorney, the DOJ, or the SEC, the Company will cooperate fully with other domestic or foreign law enforcement authorities and agencies in any investigation of the Company in any and all matters relating to the Settlement Agreements. In the event the Company breaches the DPA, there is a risk the government would seek to impose remedies provided for in the DPA, including instituting criminal prosecution against the Company.

The Company accrued a charge of $33 million within SG&A expenses in its December 31, 2018 financial statements, reflecting the amounts owed under the Settlement Agreements. Subsequent to quarter-end, the Company remitted all amounts due to the applicable governmental parties and has relieved the applicable portion of the liability in the caption “Accrual for Legal Matters and Settlements Current” on its condensed consolidated balance sheet.

Litigation Relating to Bamboo Flooring

On or about December 8, 2014, Dana Gold (“Gold”) filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring that the Company sells is defective (the “Gold Litigation”). Plaintiffs narrowed the complaint to the Company’s Morning Star Strand Bamboo flooring (the “Strand Bamboo Product”) sold to residents of California, Florida, Illinois, Minnesota, Pennsylvania and West Virginia for personal, family or household use. The Gold Litigation alleges that the Company engaged in deceptive trade practices in conjunction with the sale of the Strand Bamboo Products. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, the plaintiffs sought a declaration that the Company’s actions violate the law and that it is financially responsible for notifying all purported class members, injunctive relief requiring the Company to replace and/or repair all of the Strand Bamboo Product installed in structures owned by the purported class members and a declaration that the Company must disgorge, for the benefit of the purported classes, all or part of the profits received from the sale of the allegedly defective Strand Bamboo Product and/or to make full restitution to the plaintiffs and the purported class members. In November 2017, the court granted the plaintiffs’ motion for class certification with respect to the six states. The Company appealed the decision, but the petition for appeal was denied. On January 2, 2019, the court denied the Company’s motion for summary judgment. The Company participated in court-ordered mediation sessions. Trial, which was previously scheduled for February 25, 2019, has been postponed.

Following settlement discussions with the respect to the Gold Litigation, on March 15, 2019 prior to filing its Form 10-K, the Company entered into a Memorandum of Understanding (the “MOU”), which would resolve the Gold Litigation on a nationwide basis. Under the terms of the MOU, the Company will contribute $14 million in cash and provide $14 million in store-credit vouchers, with a potential additional $2 million in store-credit vouchers based on obtaining a claim’s percentage of more than 7%, for an aggregate settlement of up to $30 million. The MOU is subject to certain contingencies, including the execution of a definitive settlement agreement, board approval of the definitive settlement agreement and court approvals. The entry into the MOU or any subsequent execution of a definitive settlement agreement does not constitute an admission by the Company of any fault or liability and the Company does not admit any fault or liability. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. If a final, court-approved settlement is not reached, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, success on the merits. The Company has notified its insurance carriers and continues to pursue coverage, but the insurers to date have denied coverage. As the insurance claim is still pending, the Company has not recognized any insurance recovery related to the Gold Litigation.

As a result of these developments, the Company has determined that a probable loss has been incurred and has recognized a charge to earnings of $28 million within selling general and administrative expense during the fourth quarter of 2018 with the offset in the caption “Accrual for Legal Matters and Settlements Current” on its condensed consolidated balance sheet related to this potential settlement as of December 31, 2018. If the Company does not execute a definitive settlement agreement consistent with the MOU or incurs additional losses with the respect to the Bamboo Flooring Litigation (as defined below), the actual losses that may result from these actions may exceed this amount. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

On November 8, 2018, an individual filed a Notice of Appeal in the United States Court of Appeals for the Fourth Circuit (the “Appeals Court”) challenging the settlement. On December 14, 2018, another individual filed a Notice of Appeal in the Appeals Court. Subsequently, the Appeals Court consolidated both appeals and entered a briefing schedule. Vouchers, which generally have a three-year life, will be distributed by the administrator upon order of the Court. At December 31, 2018, the Company’s obligations related to Formaldehyde MDL and Abrasion MDL consisted of a short-term payable of $35.5 million with $14 million expected to be satisfied by the issuance of vouchers. If the appeals were to result in the settlement being set aside, the Company would receive $21.5 million back from the escrow agent. Accordingly, the Company has accounted for the payment of $21.5 million as a deposit in the accompanying condensed consolidated financial statements. The Company has no liability accrued related to the appeals.

In addition to those purchasers who elected to opt out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”). Certain of these Related Laminate Matters were settled in 2019 and 2018. The Company recognized charges to earnings of $0.4 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively, within SG&A expenses for these Related Laminate Matters. As of March 31, 2019, the remaining accrual related to these matters was $0.9 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on the condensed consolidated balance sheet. While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

Employment Cases

Mason Lawsuit

On or about August 15, 2017, Ashleigh Mason, Dan Morse, Ryan Carroll and Osagie Ehigie filed a purported class action lawsuit in the United States District Court for the Eastern District of New York on behalf of all current and former store managers, store managers in training, installation sales managers and similarly situated current and former employees holding comparable positions but different titles (collectively, the “Putative Class Employees”) alleging that the Company violated the Fair Labor Standards Act (“FLSA”) and New York Labor Law (“NYLL”) by classifying the Putative Class Employees as exempt. The alleged violations include failure to pay for overtime work. The plaintiffs seek certification of the Putative Class Employees for (i) a collective action covering the period beginning three years prior to the filing of the complaint (plus a tolling period) through the disposition of this action for the Putative Class Employees nationwide in connection with FLSA and (ii) a class action covering the period beginning six years prior to the filing of the complaint (plus a tolling period) through the disposition of this action for members of the Putative Class Employees who currently are or were employed in New York in connection with NYLL. The plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, the plaintiffs seek class certification, unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages. In November 2018, the plaintiffs filed a motion requesting conditional certification for all store managers and store managers in training who worked within the federal statute of limitations period. The Company filed its opposition to this motion, which is now pending before the court.

The Company disputes the Putative Class Employees’ claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action and therefore no accrual has been made related to this. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

Kramer Lawsuit

On or about November 17, 2017, Robert J. Kramer, on behalf of himself and all others similarly situated (collectively, the “Kramer Plaintiffs”) filed a purported class action lawsuit in the Superior Court of California, County of Sacramento on behalf of all current and former store managers, all others with similar job functions and/or titles and all current and former employees classified as non-exempt or incorrectly classified as exempt and who worked for the Company in the State of California (collectively, the “CSM Employees”) alleging violation of the California Labor Code including, among other items, failure to pay wages and overtime and engaging in unfair business practices (the “Complaint”). The Kramer Plaintiffs seek certification of the CSM Employees for a class action covering the prior four-year period prior to the filing of the complaint through the disposition of this action for the CSM Employees who currently are or were employed in California (the “California SM Class”). On or about February 19, 2019, the Kramer Plaintiffs filed a First Amended Complaint adding a claim for penalties under the California Private Attorney General Act for the same substantive alleged violations asserted in the Complaint. The Kramer Plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, the Kramer Plaintiffs seek unspecified amounts for unpaid wages and overtime wages, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages. The Company disputes the Kramer Plaintiffs’ claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action and therefore no accrual has been made related to this. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

In the first DOC annual review in this matter, AD rates for the period from May 26, 2011 through November 30, 2012, and CVD rates from April 6, 2011 through December 31, 2011, were modified to a maximum of 5.92% and a maximum of 0.83%, respectively, which resulted in an additional payment obligation for the Company, based on best estimates and shipments during the applicable window, of $0.8 million. The Company recorded this as a long-term liability on its accompanying condensed consolidated balance sheet and in cost of sales in its second quarter 2015 financial statements. These AD rates were appealed to the CIT by several parties, including the Company. On remand from the CIT, the DOC has reduced the AD rate to 0.73%. In June 2018, the CIT sustained the reduced AD rate of 0.73% but did remand back to the DOC the issue regarding the calculation of the electricity rate, which, depending on that outcome, may cause a revision to the final AD rate. That remand from the DOC is still pending. The CIT has stayed the DOC remand pending the final disposition of the appeal of the original investigation at the CAFC. This ruling from the CIT resulted in the Company reversing the $0.8 million accrual and recording a receivable of approximately $1.3 million during the second quarter of 2018.

The second annual review of the AD and CVD rates was initiated in February 2014. Pursuant to the second annual review, in early July 2015, the DOC finalized the AD rate for the period from December 1, 2012 through November 30, 2013 at a maximum of 13.74% and the CVD rate for the period from January 1, 2012 through December 31, 2012 at a maximum of 0.99%. The Company believes the best estimate of the probable additional amounts owed was $4.1 million for shipments during the applicable time periods, which was recorded as a long-term liability on its accompanying condensed consolidated balance sheet and included in cost of sales in its second quarter 2015 financial statements. Beginning in July 2015, the Company began depositing these rates on each applicable purchase. The Company and other parties appealed the AD rates relating to this second annual review to the CIT. In June 2018, the court remanded the case back to the DOC to recalculate several of its adjustments, which is likely to cause a revision to the AD rate. The CIT has granted the DOC an extension until May 18, 2019 to file its remand with the court.

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

The DOC initiated the sixth annual review of AD and CVD rates in February 2018. The AD review covers shipments from December 1, 2016 through November 30, 2017. The CVD review covers shipments from January 1,

2016 through December 31, 2016. In December 2018, the DOC issued non-binding preliminary results in the sixth annual review for CVD rates and AD rates. The preliminary AD rate was a maximum of 48.26% due in part to one of the two individually reviewed companies’ failure to respond fully to the DOC’s request for information. The preliminary CVD rate was a maximum of 2.81%. The final CVD and AD rates in the sixth annual review are currently expected to be issued by June 2019. If the preliminary AD rate were to be finalized, the Company currently expects that it would appeal such ruling. If the preliminary ruling regarding the AD Rate were to be finalized, the Company anticipates it would record a net liability of approximately $1.1 million.

The DOC initiated the seventh annual review of the AD and CVD rates in March 2019, which is expected to follow the same schedule as the preceding reviews. The AD review covers shipments from December 1, 2017 through November 30, 2018. The CVD review covers shipments from January 1, 2017 through December 31, 2017.

Outstanding AD and CVD duties are subject to interest based on the IRS quarterly published rate. The Company has recorded a net $0.4 million of interest expense through the line item Other Expense on the Statement of Operations.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect or business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended March 31, 2019 (in thousands, except per share amounts):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[1]	per Share[1]	Programs[2]	Programs[2]
January 1, 2019 to January 31, 2019	—	—	—	—
February 1, 2019 to February 28, 2019	—	—	—	—
March 1, 2019 to March 31, 2019	—	—	—	—
Total	—	—	—	—

[1]

We repurchased 28,249 shares of our common stock, at an average price of $11.73, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended March 31, 2019.

[2]

Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively, and are currently indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. At March 31, 2019, we had approximately $14.7 million remaining under this authorization.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1

Deferred Prosecution Agreement, dated as of March 12, 2019, by and between Lumber Liquidators Holdings, Inc, the United States Attorney’s Office for the Eastern District of Virginia and the United States Department of Justice, Criminal Division, Fraud Section (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (File No. 001‑33767), filed March 12, 2019)

10.2

Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1935, Making Findings, and Imposing a Cease-and-Desist Order, dated as of March 12, 2019, between the United States Securities and Exchange Commission and Lumber Liquidators Holdings (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (File No. 001‑33767), filed March 12, 2019)

10.3

Severance Agreement, dated as of March 15, 2019, between the Company and Timothy J. Mulvaney (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (File No. 001‑33767), filed March 18, 2019)

10.4

Fourth Amended and Restated Credit Agreement, dated as of March 29, 2019, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators, Inc. and Lumber Liquidators Services, LLC (collectively, the “Borrowers”), Bank of America, N.A. as administrative agent and collateral agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001‑33767), filed March 29, 2019)

31.1	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company’s Form 10‑Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMBER LIQUIDATORS HOLDINGS, INC.
(Registrant)

Date: April 29, 2019	By:	/s/ Timothy J. Mulvaney
Timothy J. Mulvaney
Interim Chief Financial Officer and Senior Vice President, Chief Accounting Officer
(Principal Financial and Accounting Officer)