Form 10-Q
period 2019-06-30
Lumber Liquidators Holdings, Inc.
filed 2019-08-07
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

◻ Large accelerated filer	☒ Accelerated filer	◻ Non-accelerated filer	☐ Smaller reporting company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  ☐  Yes   ☒  No

As of August 1, 2019, there are 28,701,095 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10‑Q

For the quarter ended June 30, 2019

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and Cash Equivalents	$12,727	$11,565
Merchandise Inventories	303,700	318,272
Prepaid Expenses	9,142	6,299
Deposit for Legal Settlement	21,500	21,500
Other Current Assets	9,307	8,667
Total Current Assets	356,376	366,303
Property and Equipment, net	93,074	93,689
Operating Lease Right-of-Use	113,375	—
Goodwill	9,693	9,693
Other Assets	5,792	5,832
Total Assets	$578,310	$475,517

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$67,826	$73,412
Customer Deposits and Store Credits	42,888	40,332
Accrued Compensation	9,050	9,265
Sales and Income Tax Liabilities	4,838	4,200
Accrual for Legal Matters and Settlements Current	68,475	97,625
Operating Lease Liabilities - Current	30,711	—
Other Current Liabilities	19,355	17,290
Total Current Liabilities	243,143	242,124
Other Long-Term Liabilities	13,144	20,203
Operating Lease Liabilities - Long-Term	90,262	—
Deferred Tax Liability	863	792
Credit Agreement	89,500	65,000
Total Liabilities	436,912	328,119

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 29,941 and 31,578 shares issued and 28,701 and 28,627 shares outstanding, respectively)	30	32
Treasury Stock, at cost (1,239 and 2,951 shares, respectively)	(142,269)	(141,828)
Additional Capital	216,159	213,744
Retained Earnings	69,055	76,835
Accumulated Other Comprehensive Loss	(1,577)	(1,385)
Total Stockholders’ Equity	141,398	147,398
Total Liabilities and Stockholders’ Equity	$578,310	$475,517

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net Sales
Net Merchandise Sales	$250,658	$248,967	$488,557	$485,482
Net Services Sales	37,909	34,507	66,230	59,764
Total Net Sales	288,567	283,474	554,787	545,246
Cost of Sales
Cost of Merchandise Sold	157,801	156,636	309,226	305,019
Cost of Services Sold	28,279	25,528	49,463	43,945
Total Cost of Sales	186,080	182,164	358,689	348,964
Gross Profit	102,487	101,310	196,098	196,282
Selling, General and Administrative Expenses	103,864	102,223	200,896	198,641
Operating Loss	(1,377)	(913)	(4,798)	(2,359)
Other Expense	1,068	346	2,358	667
Loss Before Income Taxes	(2,445)	(1,259)	(7,156)	(3,026)
Income Tax Expense	411	195	624	400
Net Loss	$(2,856)	$(1,454)	$(7,780)	$(3,426)
Net Loss per Common Share—Basic	$(0.10)	$(0.05)	$(0.27)	$(0.12)
Net Loss per Common Share—Diluted	$(0.10)	$(0.05)	$(0.27)	$(0.12)
Weighted Average Common Shares Outstanding:
Basic	28,692	28,546	28,669	28,527
Diluted	28,692	28,546	28,669	28,527

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net Loss	$(2,856)	$(1,454)	$(7,780)	$(3,426)
Other Comprehensive Loss:
Foreign Currency Translation Adjustments	(309)	(73)	(192)	(105)
Total Other Comprehensive Loss	(309)	(73)	(192)	(105)
Comprehensive Loss	$(3,165)	$(1,527)	$(7,972)	$(3,531)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

								Total
	Common Stock		Treasury Stock		Additional	Retained		Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	AOCL	Equity

March 31, 2018	28,540	$31	2,930	$(141,439)	$209,676	$129,242	$(1,184)	$196,326
Stock-Based Compensation Expense	—	—	—	—	1,237	—	—	1,237
Exercise of Stock Options	3	—	—	—	40	—	—	40
Release of Restricted Shares	8	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	5	(103)	—	—	—	(103)
Translation Adjustment	—	—	—	—	—	—	(73)	(73)
Net Loss	—	—	—	—	—	(1,454)	—	(1,454)
June 30, 2018	28,551	$31	2,935	$(141,542)	$210,953	$127,788	$(1,257)	$195,973

March 31, 2019	28,682	$32	2,979	$(142,157)	$214,798	$71,911	$(1,268)	$143,316
Stock-Based Compensation Expense	—	—	—	—	1,361	—	—	1,361
Exercise of Stock Options	—	—	—	—	—	—	—	—
Release of Restricted Shares	19	—	—	—	—	—	—	—
Common Stock Repurchased and Transferred	—	(2)	(1,740)	(112)	—	—	—	(114)
Translation Adjustment	—	—	—	—	—	—	(309)	(309)
Net Loss	—	—	—	—	—	(2,856)	—	(2,856)
June 30, 2019	28,701	$30	1,239	$(142,269)	$216,159	$69,055	$(1,577)	$141,398

								Total
	Common Stock		Treasury Stock		Additional	Retained		Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	AOCL	Equity

December 31, 2017	28,490	$31	2,907	$(140,875)	$208,629	$131,214	$(1,152)	$197,847
Stock-Based Compensation Expense	—	—	—	—	2,244	—	—	2,244
Exercise of Stock Options	6	—	—	—	80	—	—	80
Release of Restricted Shares	55	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	28	(667)	—	—	—	(667)
Translation Adjustment	—	—	—	—	—	—	(105)	(105)
Net Loss	—	—	—	—	—	(3,426)	—	(3,426)
June 30, 2018	28,551	$31	2,935	$(141,542)	$210,953	$127,788	$(1,257)	$195,973

December 31, 2018	28,627	$32	2,951	$(141,828)	$213,744	$76,835	$(1,385)	$147,398
Stock-Based Compensation Expense	—	—	—	—	2,415	—	—	2,415
Release of Restricted Shares	74	—	—	—	—	—	—	—
Common Stock Repurchased and Transferred	—	(2)	(1,712)	(441)	—	—	—	(443)
Translation Adjustment	—	—	—	—	—	—	(192)	(192)
Net Loss	—	—	—	—	—	(7,780)	—	(7,780)
June 30, 2019	28,701	$30	1,239	$(142,269)	$216,159	$69,055	$(1,577)	$141,398

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018

Cash Flows from Operating Activities:
Net Loss	$(7,780)	$(3,426)
Adjustments to Reconcile Net Loss:
Depreciation and Amortization	8,599	9,567
Stock-Based Compensation Expense	2,415	2,123
Loss on Disposal of Fixed Assets	50	23
Changes in Operating Assets and Liabilities:
Merchandise Inventories	13,509	(38,648)
Accounts Payable	(4,729)	5,034
Customer Deposits and Store Credits	2,652	6,925
Prepaid Expenses and Other Current Assets	(3,557)	307
Accrual for Legal Matters and Settlements	4,575	2,951
Payments for Legal Matters and Settlements	(33,725)	(1,691)
Other Assets and Liabilities	3,899	(4,695)
Net Cash Used in Operating Activities	(14,092)	(21,530)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(8,907)	(6,584)
Other Investing Activities	64	28
Net Cash Used in Investing Activities	(8,843)	(6,556)

Cash Flows from Financing Activities:
Borrowings on Credit Agreement	63,000	29,000
Payments on Credit Agreement	(38,500)	(9,000)
Other Financing Activities	(1,074)	(1,199)
Net Cash Provided by Financing Activities	23,426	18,801
Effect of Exchange Rates on Cash and Cash Equivalents	671	469
Net Increase (Decrease) in Cash and Cash Equivalents	1,162	(8,816)
Cash and Cash Equivalents, Beginning of Period	11,565	19,938
Cash and Cash Equivalents, End of Period	$12,727	$11,122

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)

Note 1.       Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hard-surface flooring, and hard-surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, resilient vinyl, waterproof vinyl plank and porcelain tile flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. The Company also provides in-home delivery and installation services to its customers. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of store locations in metropolitan areas. As of June 30, 2019, the Company’s stores spanned 47 states in the United States (“U.S.”) and included eight stores in Canada. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia and its website, www.lumberliquidators.com. Until January 2019, the Company finished the majority of its Bellawood products on its finishing lines in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.” In July of 2018, the Company announced its plan to sell its finishing line equipment to an unaffiliated third-party purchaser and to relocate its corporate headquarters to Richmond, Virginia, in 2019. The Company ceased finishing floors in January 2019.

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

Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of future results to be expected for the full year due to a number of factors, including seasonality.

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

Merchandise Inventories

The Company values merchandise inventories at the lower of merchandise cost or net realizable value. The Company determines merchandise cost using the weighted average method.  All of the hardwood flooring we purchase from suppliers is either prefinished or unfinished and in immediate saleable form. Inventory cost includes the costs of bringing an article to its existing condition and location, such as shipping and handling and import tariffs. The Company periodically reviews the carrying value of items in inventory and records a lower of cost or net realizable value adjustment when there is evidence that the utility of inventory will be less than its cost. In determining net realizable value, the Company makes judgments and estimates as to the market value of its products, based on factors such as historical results and current sales trends. Although the Company believes its products are appropriately valued as of the balance sheet date, there can be no assurance that future events or changes in key assumptions would not significantly impact their value.

Recognition of Net Sales

The Company generates revenues primarily by retailing merchandise flooring and accessories in the form of solid and engineered hardwood, bamboo, cork, laminate, resilient vinyl, waterproof vinyl plank and porcelain tile flooring. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Sales occur through a network of 415 stores, which spanned 47 states including eight stores in Canada, at June 30, 2019. In addition, both the merchandise and services can be ordered through a call center and from the Company’s website, www.lumberliquidators.com. The Company’s agreements with its customers are of short duration (less than a year) and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

Revenue is based on consideration specified in a contract with a customer, and excludes any sales incentives from vendors and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer or performing service for a customer. Revenues from installation and freight services are recognized when the delivery is made or the installation is complete, which approximates the recognition of revenue over time due to the short duration of service provided. The price of the Company’s merchandise and services are specified in the respective contracts and detailed on the invoice reviewed with the customer including any discounts. The Company generally requires customers to pay a deposit, equal to approximately half of the retail sales value, when ordering merchandise not regularly carried in a given location or not currently in stock. In addition, the Company generally does not extend credit to its customers with payment due in full at the time the customer takes possession of merchandise or when the service is provided. Customer payments and deposits received in advance of the customer taking possession of the merchandise or receiving the services are recorded as deferred revenues in the accompanying condensed consolidated balance sheet caption Customer Deposits and Store Credits.

The following table shows the activity in this account for the periods noted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Customer Deposits and Store Credits, Beginning Balance	$(47,633)	$(43,493)	$(40,332)	$(38,546)
New Deposits	(302,429)	(302,881)	(594,262)	(588,403)
Recognition of Revenue	288,567	283,474	554,787	545,246
Sales Tax included in Customer Deposits	17,483	17,487	34,264	34,092
Other	1,124	66	2,655	2,264
Customer Deposits and Store Credits, Ending Balance	$(42,888)	$(45,347)	$(42,888)	$(45,347)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 90 days. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels, and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company reduces revenue by the amount of expected returns and records it within accrued expenses and other on the condensed consolidated balance sheet.  The Company continues to estimate the amount of returns based on the historical data. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the other current assets caption of the accompanying condensed consolidated balance sheet. This amount was $1.4 million at June 30, 2019. The Company recognizes sales commissions as incurred since the amortization period is less than one year. The Company offers a range of limited warranties for the durability of the finish on its prefinished products. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations. Warranty costs are recorded in cost of sales.

In total, the Company offers hundreds of different flooring products; however, no single flooring product represented a significant portion of its sales mix. By major product category, the Company’s sales mix was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Manufactured Products [1]	$118,212	41%	$99,920	35%	$228,679	41%	$190,848	35%
Solid and Engineered Hardwood	83,547	29%	97,640	35%	165,382	30%	194,332	36%
Moldings and Accessories and Other	48,899	17%	51,407	18%	94,496	17%	100,302	18%
Installation and Delivery Services	37,909	13%	34,507	12%	66,230	12%	59,764	11%
Total	$288,567	100%	$283,474	100%	$554,787	100%	$545,246	100%

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

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), which created ASC Topic 842, Leases, and superseded the lease accounting requirements in Topic 840, Leases. In summary, Topic 842 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition, which the Company elected. As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease right-of-use (“ROU”) assets of $113 million and lease liabilities of $121 million. The adoption of ASC 842 had an immaterial impact on the Company’s condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six month periods ended June 30, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carryforward the historical lease classification.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and operating lease liabilities on the condensed consolidated balance sheets. The operating lease ROU assets and operating lease liabilities are recognized as the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also is adjusted for any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease typically, at the Company’s own discretion. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. Many of the Company’s leases include both lease (e.g., payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Lease expense for minimum lease payments is recognized on a straight-line basis over the term of the agreement.

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

Note 3.       Stockholders’ Equity

Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Loss	$(2,856)	$(1,454)	$(7,780)	$(3,426)
Weighted Average Common Shares Outstanding—Basic	28,692	28,546	28,669	28,527
Effect of Dilutive Securities:
Common Stock Equivalents	—	—	—	—
Weighted Average Common Shares Outstanding—Diluted	28,692	28,546	28,669	28,527
Net Loss per Common Share—Basic	$(0.10)	$(0.05)	$(0.27)	$(0.12)
Net Loss per Common Share—Diluted	$(0.10)	$(0.05)	$(0.27)	$(0.12)

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock Options	644	702	644	671
Restricted Shares	839	419	613	369

Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to $150 million of the Company’s common stock. At June 30, 2019, the Company had approximately $14.7 million remaining under this authorization. The Company has not repurchased any shares of its common stock under this program in more than three years.

Note 4.       Stock-based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

		Restricted Stock
	Stock Options	Awards
Options Outstanding/Nonvested RSAs, December 31, 2018	733	487
Granted	—	565
Options Exercised/RSAs Released	—	(114)
Forfeited	(89)	(40)
Options Outstanding/Nonvested RSAs, June 30, 2019	644	898

The Company granted a target of 100,281 performance-based RSAs with a grant date fair value of $1.1 million during the six months ended June 30, 2019 and a target of 30,887 performance-based RSAs with a grant date fair value of $0.7 million during the six months ended June 30, 2018. These shares were awarded to certain members of senior management in connection with the achievement of specific key financial metrics measured over a two-year period and vest over a three-year period. The number of awards that will ultimately vest is contingent upon the achievement of these key financial metrics by the end of year two. The Company assesses the probability of achieving these metrics on a quarterly basis. For these awards, the Company recognizes the fair value expense ratably over the performance and vesting period. Once these amounts have been determined, half of the shares will vest at the end of year two and the remaining half will vest at the end of year three. These awards are included above in RSAs Granted.

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

As of June 30, 2019, a total of $64.5 million was outstanding under the Revolving Credit Facility and $25 million was outstanding under the FILO Term Loan. The Company also had $2.9 million in letters of credit which factor into its remaining availability.

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

Note 6.       Income Taxes

The Company has a full valuation allowance recorded against its net deferred tax assets which effectively offsets its federal taxes at the statutory rate of 21%. However, it does record tax expense each period for income taxes incurred in certain state and foreign jurisdictions. For the three and six months ended June 30, 2019, the resulting effective tax rate was (16.8)% and (8.7)%, respectively. For the three and six months ended June 30, 2018, the resulting effective tax rate was (15.5)% and (13.2)%, respectively.

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

Note 7.Leases

The Company has operating leases for all of its stores, current corporate headquarters in Toano, Virginia, its distribution center on the west coast, supplemental office facilities and certain equipment. The Company has also entered into an agreement for a future corporate headquarters in Richmond, Virginia which has a ten-year term and expected future minimum rental payments of approximately $15.4 million that commences in the fourth quarter of 2019 once the Company takes possession of the property. The store location leases are operating leases and generally have five-year base periods with one or more five-year renewal periods. The current corporate headquarters in Toano, Virginia and the supplemental office facility in Richmond, Virginia have operating leases with base terms running through December 31, 2019 and November 30, 2020, respectively. The distribution center on the west coast has an operating lease with a base term running through October 31, 2024.

The cost components of the Company’s operating leases recorded in SG&A on the condensed consolidated statement of operations were as follows for the period ended June 30, 2019:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Store Leases	Other Leases	Total	Store Leases	Other Leases	Total

Operating lease costs	$8,150	$1,010	$9,160	$16,193	$2,003	$18,196
Variable lease costs	1,930	198	2,128	3,883	397	4,280
Total	$10,080	$1,208	$11,288	$20,076	$2,400	$22,476

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities which are paid as incurred.

Other information related to leases were as follows:

	Six Months Ended June 30, 2019
	Store Leases	Other Leases	Total

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,555	$2,195	$18,750

Right-of-use assets obtained or modified in exchange for operating lease obligations	$13,085	$461	$13,546

Weighted Average Remaining Lease Term (years)	4.71	4.79	4.72

Weighted Average Discount Rate	5.98%	6.15%	5.99%

At June 30, 2019, the future minimum rental payments under non-cancellable operating leases were as follows:

	Operating Leases
	Store Leases	Other Leases	Total
Remainder of 2019	$16,832	$2,191	$19,023
2020	32,051	2,741	34,792
2021	25,840	2,264	28,104
2022	19,804	2,219	22,023
2023	13,841	2,255	16,096
Thereafter	17,104	2,075	19,179
Total future minimum lease payments	125,472	13,745	139,217
Less imputed interest	(16,373)	(1,871)	(18,244)
Total	$109,099	$11,874	$120,973

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

The Company accrued a charge of $33 million within selling, general and administrative (“SG&A”) expenses in its December 31, 2018 financial statements, reflecting the amounts owed under the Settlement Agreements. During the second quarter of 2019, the Company remitted all amounts due to the applicable governmental parties and has relieved the applicable portion of the liability in the caption “Accrual for Legal Matters and Settlements Current” on its balance sheet.

Litigation Relating to Bamboo Flooring

In 2014, Dana Gold  filed a purported class action lawsuit alleging that certain bamboo flooring that the Company sells (the “Strand Bamboo Product”) is defective (the “Gold Litigation”). The plaintiffs sought financial damages and, in addition to attorneys’ fees and costs, the plaintiffs wanted a declaration that the Company’s actions violated the law.

On March 15, 2019, the Company entered into a Memorandum of Understanding (the “Gold MOU”), which would resolve the Gold Litigation on a nationwide basis. Under the terms of the Gold MOU, the Company will contribute $14 million in cash and provide $14 million in store-credit vouchers, with a potential additional $2 million in store-credit vouchers based on obtaining a claim’s percentage of more than 7%, for an aggregate settlement of up to $30 million. The Gold MOU is subject to certain contingencies, including the execution of a definitive settlement agreement, board approval and court approvals of the definitive settlement agreement. The entry into the Gold MOU or any subsequent execution of a definitive settlement agreement does not constitute an admission by the Company of any fault or liability and the Company does not admit any fault or liability. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. If a final, court-approved settlement is not reached, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, success on the merits. The Company accrued within SG&A a $28 million liability with the offset in the caption “Accrual for Legal Matters and Settlements Current” in its December 31, 2018 financial statements. The Company has notified its insurance carriers and continues to pursue coverage, but the insurers to date have denied coverage. As the insurance claim is still pending, the Company has not recognized any insurance recovery related to the Gold Litigation.

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

Litigation Relating to Chinese Laminates

Formaldehyde-Abrasion MDLs

On March 15, 2018, the Company entered into a settlement agreement with the lead plaintiffs in the Formaldehyde MDL (as defined in Part II, Item 1 of this Form 10-Q) and Abrasion MDL (as defined in Part II, Item 1 of this Form 10-Q), cases more fully described in Part II, Item 1 of this Form 10-Q. Under the terms of the settlement agreement, the Company agreed to fund $22 million in cash and provide $14 million in store-credit vouchers for an aggregate settlement of $36 million to settle claims brought on behalf of purchasers of Chinese-manufactured laminate flooring sold by the Company between January 1, 2009 and May 31, 2015. The Company deposited $22 million into an escrow account administered by the court and plaintiffs’ counsel in accordance with the final settlement. The final approval order by the United States District Court for the Eastern District of Virginia has been appealed and is pending. The Company does not anticipate any change to its obligations, but must wait until the appeals are adjudicated or withdrawn.  If the appeals were to result in the settlement being set aside, the Company would receive $21.5 million back from the escrow agent. Accordingly, the Company has accounted for the payment of $21.5 million as a deposit in the accompanying condensed consolidated financial statements. The $36 million aggregate settlement amount was accrued within SG&A expenses in 2017.

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

In addition to those purchasers who opted out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims, or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”). Certain of these Related Laminate Matters were settled in 2019 and 2018, while some remain in settlement negotiations. The Company recognized charges to earnings of $0.4 million and $2.9 million for the six months ended June 30, 2019 and 2018, respectively, within SG&A expenses for these Remaining Laminate Matters. As of June 30, 2019, the remaining accrual related to these matters was $0.1 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on the condensed consolidated balance sheet. While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is reasonably possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. If the Company incurs losses with the respect to the Opt Outs or further losses with respect to Related Laminate Matters, the ultimate resolution of these actions could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.

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

Employee Classification Matters

On or about August 15, 2017, Ashleigh Mason, Dan Morse, Ryan Carroll and Osagie Ehigie filed a purported class action lawsuit in the United States District Court for the Eastern District of New York on behalf of all current and former store managers, store managers in training, installation sales managers and similarly situated current and former employees holding comparable positions but different titles (collectively, the “Putative Class Employees”) alleging that the Company violated the Fair Labor Standards Act (“FLSA”) and New York Labor Law (“NYLL”) by classifying the Putative Class Employees as exempt. The alleged violations include failure to pay for overtime work. The plaintiffs seek certification of the Putative Class Employees for (i) a collective action covering the period beginning three years prior to the filing of the complaint (plus a tolling period) through the disposition of this action for the Putative Class Employees nationwide in connection with FLSA and (ii) a class action covering the period beginning six years prior to the filing of the complaint (plus a tolling period) through the disposition of this action for members of the Putative Class Employees who currently are or were employed in New York in connection with NYLL. The plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, the plaintiffs seek class certification, unspecified amounts for unpaid wages and overtime wages, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages. The Company disputes the claims and intends to defend the matters vigorously. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company is unable to estimate the amount of loss, or range of possible loss, at this time that may result from these actions.  Accordingly, no accruals have been made with respect to this matter. Any such losses could potentially have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity.

On or about November 17, 2017, Robert J. Kramer, on behalf of himself and all others similarly situated (collectively, the “Kramer Plaintiffs”) filed a purported class action lawsuit in the Superior Court of California, County of Sacramento on behalf of all current and former store managers, all others with similar job functions and/or titles and all current and former employees classified as non-exempt or incorrectly classified as exempt and who worked for the Company in the State of California (collectively, the “CSM Employees”) alleging violation of the California Labor Code including, among other items, failure to pay wages and overtime and engaging in unfair business practices (the “Kramer matter”).

In July 2019, the Company entered into a Memorandum of Understanding (“Kramer MOU”) with the lead plaintiff in the Kramer matter. Under the terms of the Kramer MOU, the Company will pay $4.75 million to settle the claims asserted in the Kramer matter (or which could have been asserted in the Kramer matter) on behalf of all current and/or former Store Managers and Store Managers in Training employed by the Company at any time between November 17, 2013 until the time of preliminary approval of the settlement by the court. The Kramer MOU is subject to certain contingencies, including the execution of a definitive settlement agreement and court approvals of the definitive settlement agreement. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. If a final, court-approved settlement is not reached, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, class certification and success on the merits. If the parties are unable to finalize the settlement, the Kramer matter could have a material adverse effect on the Company’s financial condition and results of operations. As a result of these developments, the Company determined that a probable loss has been incurred and has accrued within SG&A a $4.75 million liability during the quarter ended June 30, 2019 offset in the caption “Accrual for Legal Matters and Settlements Current” on its condensed consolidated financial statements.

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

Results by period for the Company are shown below. The column labeled ‘June 30, 2019 Receivable/Liability Balance’ represents the amount the Company would receive or pay (net of any collections or payments) as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. It does not include any initial amounts paid for AD or CVD in the current period at the in-effect rate at that time.

The Company recorded net interest expense related to antidumping of $0.6 million for the six months ended June 30, 2019, with the amount included in other expense on the condensed consolidated statements of operations. The estimated associated interest payable and receivable for each period is not included in the table below and is included in the same financial statement line item on the Company’s condensed consolidated balance sheet as the associated liability and receivable balance for each period.

Review		Rates at which		June 30, 2019
Period	Period Covered	Company	Final Rate	Receivable/Liability
		Deposited		Balance
Antidumping
1	May 2011 through	6.78% and 3.3%	0.73%[1]	$1.3 million
	November 2012			receivable[1]
2	December 2012 through	3.30%	13.74%[2]	$4.1 million
	November 2013			liability[2]
3	December 2013 through	3.3% and 5.92%	17.37%	$5.5 million
	November 2014			liability
4	December 2014 through	5.92% and 13.74%	0.0%	$0.03 million
	November 2015			receivable
5	December 2015 through	5.92%. 13.74%. and 17.37%	0.0%[3]	$2.6 million
	November 2016			receivable[3]
6	December 2016 through	17.37% and 0.0%	Pending[4]	NA
November 2017
7	December 2017 through	0.00%	Pending	NA
November 2018
			Included on the Condensed Consolidated Balance Sheet in Other Current Assets	$2.63 million
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$1.3 million
			Included on the Condensed Consolidated Balance Sheet in Other Long-Term Liabilities	$9.6 million
Countervailing
1&2	April 2011 through	1.50%	0.83% / 0.99%	$0.2 million
	December 2012			receivable
3	January 2013 through December 2013	1.50%	1.38%	$0.05 million receivable
4	January 2014 through December 2014	1.50% and 0.83%	1.06%	$0.02 million receivable
5	January 2015 through December 2015	0.83% and 0.99%	Final at 0.11% and 0.85%[5]	$0.08 million receivable [5]
6	January 2016 through December 2016	0.99% and 1.38%	Pending	NA
7	January 2017 through December 2017	1.38% and 1.06%	Pending	NA
8	January 2018 through December 2018	1.06%	Pending	NA
			Included on the Condensed Consolidated Balance Sheet in Other Current Assets	$0.08 million
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$0.27 million

[1]

In June 2018, the Court of International Trade sustained the DOC’s recommendation to reduce the rate for the first annual review period to 0.73% (from 5.92%). As a result, in the second quarter of 2018 the Company reversed its $0.8 million liability and recorded a $1.3 million receivable with a corresponding reduction of cost of sales.

[2]

As a result of the remand from CIT, in June 2019 the DOC proposed to reduce the AD rate to 6.55% for the second annual review period. The CIT is expected to rule on the DOC’s remand by the end of 2019.  If the final ruling remains at 6.55% (from 13.74%), the Company’s liability of $4.1 million would decrease by $2.8 million to $1.3 million in the period in which the ruling is finalized.

[3]

In July 2018, the DOC issued the final rates for review period 5 at 0.0%. As a result, in the third quarter of 2018 the Company recorded a receivable of $2.8 million with a corresponding reduction of cost of sales.

[4]

In July 2019, the DOC issued the final rates for review period 6 at a  maximimum of 42.57%.   With the finalization of the AD rate for the sixth annual review, the Company expects to record a liability of approximately $0.8 million during the third quarter of 2019.

[5]

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact on us of any of the following:

•	obtaining products from abroad, including the effects of tariffs, as well as the effects of antidumping and countervailing duties;
•	the outcomes of legal proceedings and the related impact on liquidity;
•	reputational harm;
•	obligations related to and impacts of new laws and regulations, including tariffs;
•	obligations under various settlement agreements and other compliance matters;
•	disruptions related to our corporate headquarters relocation;
•	the effect of pricing strategies
•	inability to open new stores and fund other capital expenditures;
•	inability to execute on our key initiatives or such key initiatives do not yield desired results;
•	managing growth;
•	transportation costs;
•	damage to our assets;
•	disruption in our ability to distribute our products;
•	operating stores in Canada and an office in China;
•	managing third-party installers and product delivery companies;
•	renewing store or warehouse leases;
•	having sufficient suppliers;
•	our, and our suppliers’, compliance with complex and evolving rules, regulations, and laws at the federal, state, and local level;
•	disruption in our ability to obtain products from our suppliers;
•	product liability claims;
•	availability of suitable hardwood, including due to disruptions from the impacts of severe weather;
•	changes in economic conditions, both domestic and abroad;
•	sufficient insurance coverage;
•	access to and costs of capital;
•	disruption due to cybersecurity threats;
•	the handling of confidential customer information, including the impacts from the California Consumer Privacy Act;
•	management information systems disruptions;
•	alternative e-commerce offerings;

•	our advertising strategy;
•	anticipating consumer trends;
•	competition;
•	impact of changes in accounting guidance, including the implementation guidelines and interpretations;
•	maintenance of valuation allowances on deferred tax assets and the impacts thereof;
•	internal controls including those over tariffs;
•	stock price volatility; and
•	anti-takeover provisions.

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

Overview

Lumber Liquidators is one of the leading specialty retailers of hard-surface flooring in North America, offering a complete purchasing solution across an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, resilient vinyl, waterproof vinyl plank and porcelain tile. We also feature the renewable flooring products, bamboo and cork, and provide a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. We offer installation and delivery services through third-party independent contractors for customers who purchase our floors. At June 30, 2019, we sold our products through 415 Lumber Liquidators stores in 47 states in the United States and in Canada, a call center and websites.

We believe we have achieved a reputation for offering great value, superior service, and a broad selection of high-quality flooring products. With a balance of price, selection, quality, availability and service, we believe our value proposition is the most complete within a highly fragmented hard-surface flooring market. The foundation for our value proposition is strengthened by our unique store model, the industry expertise of our people, our singular focus on hard-surface flooring, and our advertising reach and frequency.

To supplement the financial measures prepared in accordance with GAAP, we use the following non-GAAP financial measures: (i) Adjusted Gross Profit  (ii) Adjusted Gross Margin (iii) Adjusted SG&A and (iv) Adjusted Operating Income. The non-GAAP financial measures should be viewed in addition to, and not in lieu of, financial measures calculated in accordance with GAAP. These supplemental measures may vary from, and may not be comparable to, similarly titled measures by other companies.

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

Executive Summary

We continue to focus on increasing our sales and operating margin, and providing an improved shopping experience for our customers. During the second quarter of 2019 and throughout the remainder of the year, our focus will be on driving do-it-yourself, do-it-for-me, and Pro traffic into our stores, enhancing the customer experience across both our digital platform and within our stores and improving our operational effectiveness. Our research indicates that the initial interest in purchasing a floor begins with digital browsing online, and we believe that by providing an improved digital experience and better website performance, we will not only grow our e-commerce sales, but also drive traffic into our stores. Once customers are in our stores, we believe that our store model provides a competitive advantage by allowing our knowledgeable sales associates to assist customers throughout the project design and purchase process in a more intimate environment, from product selection to installation.  We introduced a new tool called the PictureIt! in the second quarter that allows customers to digitally visualize our floors in their rooms.

Tariffs continue to play a role in year-over-year comparisons.  Beginning in September 2018, tariffs on goods coming from China received an additional 10% tariff.  Beginning in June 2019, the tariffs increased to 25%.  If no mitigation steps are taken, or the mitigation is unsuccessful, the combination of  tariffs will result in more than $50 million of annualized cost to the Company as we source between 45% and 50% of our merchandise from China.  We offset the initial 10% tariffs by negotiating lower prices from our vendors.  We are in the midst of mitigating the latest increase to tariffs by increasing prices, negotiating lower prices from our vendors, sourcing product from alternative countries where possible, and finding other cost savings.  Because our inventory turns over about 2.5 times per year, and because the timing of the tariffs does not match the mitigation efforts, comparisons to the prior year are affected.

Net sales in the second quarter of 2019 increased $5.1 million, or 1.8%, to $289 million from the second quarter of 2018. Net sales from stores open less than 13 months were $6.4 million.  Net sales in comparable stores were flat, as a decline in merchandise sales was mostly offset by the expansion of installation services and to a lesser extent raising prices on certain products following the tariff announcements noted above.  We opened three new stores and closed one in the second quarter bringing total store count to 415 as of June 30, 2019.

Gross profit increased 1.2% in the second quarter of 2019 to $102 million from $101 million in the comparable period in 2018, including the effect of certain duties that related to prior periods.  Gross margin decreased to 35.5% in the second quarter of 2019 from 35.7% in the second quarter of 2018.  Adjusted Gross Profit (a non-GAAP measure) increased 2.5% to $102 million in the second quarter of 2019 compared to $99 million in the year-earlier period.  This resulted in an Adjusted Gross Margin (a non-GAAP measure) that improved by 20 basis points to 35.2% in the second quarter of 2019 from 35.0% in the second quarter of 2018.  Additional tariff costs on products originating in China were offset by lower costs from vendors and higher selling prices, along with an improved mix of higher-margin manufactured products.

SG&A expense increased 1.6% to $104 million in the second quarter of 2019 from the comparable period in 2018 but included certain costs in both years related to investigations and lawsuits, including a $4.75 million accrual in the second quarter of 2019 related to the Kramer employment case discussed more fully in Note 8.  Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) increased $1.9 million primarily as a result of increases in payroll and advertising.  Occupancy costs were relatively flat as the full-year effect of opening nine new stores, net, during the preceding four quarters was offset by a benefit from a landlord who compensated the Company for the early termination of a lease.

Operating loss was $1.4 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively. Excluding the items discussed above and summarized in the table below, Adjusted Operating Income (a non-GAAP measure) grew to $3.6 million in the second quarter of 2019, compared to $3 million in the second quarter of 2018.

Net loss for the three months ended June 30, 2019 was $2.9 million, or $0.10 per diluted share, compared to a net loss of $1.5 million, or $0.05 per diluted share, for the three months ended June 30, 2018.

As of June 30, 2019, we had $64.5 million outstanding under the Revolving Credit Facility and $25 million outstanding under the FILO Term Loan, which, collectively, is up from the $65 million that was outstanding at December 31, 2018. At June 30, 2019, we had $117 million in liquidity, comprised of $13 million of cash and cash equivalents and $104 million of availability under our asset-based revolving loan (the “Revolving Loan”).

Results of Operations

We believe the selected sales data, the percentage relationship between net sales and major categories in the condensed consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Improvement
	% of Net Sales		(Decline) in
	Three Months Ended June 30,		Dollar Amounts
	2019	2018	2019 VS 2018
Net Sales
Net Merchandise Sales	86.9%	87.8%	0.7%
Net Services Sales	13.1%	12.2%	9.9%
Total Net Sales	100.0%	100.0%	1.8%
Gross Profit	35.5%	35.7%	1.2%
Selling, General, and Administrative Expenses	36.0%	36.1%	1.6%
Operating Loss	(0.5)%	(0.3)%	50.8%
Other Expense (Income)	0.4%	0.1%	208.7%
Loss Before Income Taxes	(0.8)%	(0.4)%	94.2%
Income Tax Expense (Benefit)	0.1%	0.1%	110.8%
Net Loss	(1.0)%	(0.5)%	96.4%

			% Improvement
	% of Net Sales		(Decline) in
	Six Months Ended June 30,		Dollar Amounts
	2019	2018	2019 VS 2018
Net Sales
Net Merchandise Sales	88.1%	89.0%	0.6%
Net Services Sales	11.9%	11.0%	10.8%
Total Net Sales	100.0%	100.0%	1.7%
Gross Profit	35.3%	36.0%	(0.1)%
Selling, General, and Administrative Expenses	36.2%	36.4%	1.1%
Operating Loss	(0.9)%	(0.4)%	103.4%
Other Expense (Income)	0.4%	0.1%	253.5%
Loss Before Income Taxes	(1.3)%	(0.6)%	136.5%
Income Tax Expense (Benefit)	0.1%	0.1%	56.0%
Net Loss	(1.4)%	(0.6)%	127.1%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
SELECTED SALES DATA	2019	2018	2019	2018
Average Sale[1]	2.5%	4.6%	1.3%	4.7%
Average Retail Price per Unit Sold[2]	0.4%	(1.9)%	(0.8)%	(1.5)%

Number of Stores Open, end of period	415	406	415	406
Number of Stores Opened in Period, net	2	8	2	13
Number of Stores Relocated in Period[3]	—	—	—	—

Comparable Stores[4] (% change to prior year):
Net Sales	(0.1)%	4.7%	(0.4)%	3.8%
Customers Invoiced[5]	(2.5)%	0.1%	(0.3)%	(0.9)%
Net Sales of Stores Operating for 13 to 36 months	12.9%	6.3%	8.9%	6.9%
Net Sales of Stores Operating for more than 36 months	(0.3)%	4.6%	(0.3)%	3.7%

Net Sales in Markets with all Stores Comparable (no cannibalization)	0.4%	5.3%	0.1%	4.3%

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

Net Sales

Net sales for the second quarter of 2019 increased $5.1 million, or 1.8%, to $289 million from the second quarter of 2018 which was driven by stores that have been open less than thirteen months.  Net sales in comparable stores were flat in the second quarter, as a small decline in merchandise sales was mostly offset by the expansion of installation services.  We opened three new stores and closed one in the second quarter resulting in 415 stores as of June 30, 2019.  The decline in merchandise sales reflected lower performance in the bamboo and hardwood categories.  Partially offsetting, the manufactured category grew to 41% of our sales in the second quarter of 2019 and continued to outperform as customers’ desire for water-resistant flooring remains strong.

Net sales for the six months ended June 30, 2019 increased $9.5 million, or 1.7%, from the comparable period in 2018, as net sales in comparable stores decreased slightly (0.4%), and net sales in non-comparable stores increased $12 million.

Gross Profit

Gross profit increased 1.2% in the second quarter of 2019 to $102 million from the comparable period in 2018.  Gross margin decreased to 35.5% in the second quarter of 2019 from 35.7% in the second quarter of 2018. Gross margin was favorably impacted by the Harmonized Tarriff Schedule (“HTS”) in the current period, and antidumping rate changes to prior periods, which generated income of $0.8 million and $2.1 million for the three months ended June 30, 2019 and 2018, respectively. Excluding these items from both periods, Adjusted Gross Profit (a non-GAAP measure) increased by $2.5 million and Adjusted Gross Margin (a non-GAAP measure) increased by 20 basis points, in the three months ended June 30, 2019 as compared to three months ended June 30, 2018.  The margin increase was driven by a higher mix of manufactured products, reduced discounting in the stores, the absence of a significant inventory obsolescence charge related to bamboo in the year-ago period, and an increase to prices in reaction to tariffs (late in the 2019 second quarter).  This improvement was achieved despite higher costs of tariffs and even with an increased mix of installation sales, which carry lower gross margins.

Gross profit was $196 million for both the six months ended June 30, 2019  and the comparable period in 2018.  Gross margin decreased to 35.3% for the first six months of 2019 from 36.0% for the first six months of 2018.    Adjusted Gross Margin (a non-GAAP measure) was 35.2% in the six months ended June 30, 2019, a decrease of 40 basis points from the six months ended June 30, 2018 driven by higher tariff costs.

We believe that each of the items that follow can distort the visibility of our ongoing operating performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Gross Profit, as reported (GAAP)	$102,487	$101,310	$196,098	$196,282

Antidumping Adjustments [1]	—	(2,126)	—	(2,126)
HTS Classification Adjustments [2]	(779)	—	(779)	—
Sub-Total Items above	(779)	(2,126)	(779)	(2,126)

Adjusted Gross Profit (non-GAAP measures)	$101,708	$99,184	$195,319	$194,156

[1]

Represents countervailing and antidumping income of $2.1 million associated with applicable prior-year shipments of engineered hardwood from China for both the three and six months ended June 30, 2018.

[2]	Represents classification adjustments related to the HTS duty categorization in prior periods during the three and six months ended June 30, 2019.

Selling, General and Administrative Expenses

SG&A expenses increased 1.6% in the second quarter of 2019 to $104 million from $102 million in the comparable period in 2018 but included certain costs in both years related to investigations and lawsuits including an accrual to settle the Kramer employment case discussed in Note 8.  Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) increased $1.9 million primarily as a result of increases in payroll and  advertising.  Occupancy costs were relatively flat as the full-year effect of opening nine new stores, net, during the preceding four quarters was offset by a benefit from a landlord who compensated the Company for early termination of a lease.  SG&A expenses increased 1.1% in the first half of 2019 to $201 million from the comparable period in 2018.  Again both periods included certain costs related to investigations and lawsuits as shown in the table that follows.  Excluding these items from both periods, Adjusted SG&A (a non-GAAP measure) increased by $4 million in the six months ended June 30, 2019 as compared to the year-ago period.  The increase in expense was due to payroll and occupancy of new stores partially offset by a reduction in costs allocated to production (as we ceased finishing our own floors in January).

We believe that each of the items that follow can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
SG&A, as reported (GAAP)	$103,864	$102,223	$200,896	$198,641

Accrual for Legal Matters and Settlements [3]	4,750	2,701	4,575	2,951
Legal and Professional Fees [4]	1,017	3,325	2,995	6,391
Sub-Total Items above	5,767	6,026	7,570	9,342

Adjusted SG&A (a non-GAAP measure)	$98,097	$96,197	$193,326	$189,299

[3]	This amount represents the charge to earnings for the Kramer matter and certain Related Laminate Matters, which is described more fully in Note 8 to the condensed consolidated financial statements.
[4]	Represents charges to earnings related to our defense of certain significant legal actions during the period. This does not include all legal costs incurred by the Company.

Operating Income (Loss) and Operating Margin

Operating losses for the three and six months ended June 30, 2019 were $1.4 million and $4.8 million, respectively, compared to operating losses of $0.9 million and $2.4 million in the comparable periods in 2018. Excluding the gross margin and SG&A items discussed above and summarized in the table below, Adjusted Operating Income (a non-GAAP measure) was $3.6 million for the three months ended June 30, 2019, compared to Adjusted Operating Income of $3 million for the three months ended June 30, 2018. The increase from the prior period was driven by the improvement in Adjusted Gross Margin.  Adjusted Operating Income was $2 million for the six months ended June 30, 2019, compared to Adjusted Operating Income of $4.9 million for the six months ended June 30, 2018. The decrease in Adjusted Operating Income for the year to date was driven by the impact of tariffs on margin during the first quarter of 2019.

We believe that each of these items can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Operating Loss, as reported (GAAP)	$(1,377)	$(913)	$(4,798)	$(2,359)

Gross Margin Items:
Antidumping Adjustments [1]	—	(2,126)	—	(2,126)
HTS Classification Adjustments [2]	(779)	—	(779)	—
Gross Margin Subtotal	(779)	(2,126)	(779)	(2,126)

SG&A Items:
Accrual for Legal Matters and Settlements [3]	4,750	2,701	4,575	2,951
Legal and Professional Fees [4]	1,017	3,325	2,995	6,391
SG&A Subtotal	5,767	6,026	7,570	9,342

Adjusted Operating Income (a non-GAAP measure)	$3,611	$2,987	$1,993	$4,857

1,2,3,4    See the Gross Profit and SG&A sections above for more detailed explanations of these individual items.

Other Expense

We had other expense of $1.1 million and $2.4 million in the three and six months ended June 30, 2019, respectively, and other expense of $0.3 million and $0.7 million in the three and six months ended June 30, 2018, respectively. The expense in both years primarily reflected interest on borrowings on our Revolving Loan.

Provision for Income Taxes

We have a full valuation allowance recorded against our net deferred tax assets which effectively offsets our federal taxes at the statutory rate of 21%. However, we recorded a tax expense each period for income taxes incurred in certain state and foreign jurisdictions resulting in an effective tax rate of (16.8)% and (8.7)%, respectively, for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, the resulting effective tax rate was (15.5)% and (13.2)%, respectively.

We maintain a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of any reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve in future periods.

Diluted Earnings per Share

Net loss for the three months ended June 30, 2019 was $2.9 million, or $0.10 per diluted share, compared to a net loss of $1.5 million, or $0.05 per diluted share, for the three months ended June 30, 2018. Net loss for the first six months of 2019 was $7.8 million, resulting in a loss of $0.27 per diluted share, compared to a net loss of $3.4 million, resulting in a loss of $0.12 per diluted share, for the first six months of 2018.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, for legal settlements,  for working capital, and for general corporate purposes. Our principal sources of liquidity at June 30, 2019 were $13 million of cash and cash equivalents on our balance sheet and $104 million of availability under our Revolving Loan.  As June 30, 2019, the outstanding balance on the FILO Term Loan was $25 million. As of June 30, 2019, the outstanding balance on the Revolving Loan was $64.5  million and it carried an average interest rate of 4.1%.

The DOJ and SEC settlements, discussed in Note 8 of this Form 10-Q, totaled $33 million and were paid in April 2019 along with other, smaller settlements.  Additionally, we anticipate funding $1 million of the cash portion of the expected settlement of the Gold Litigation upon the court’s preliminary approval; the remaining $13 million of the cash portion is expected to be paid subsequent to the court’s final approval. In certain circumstances, $6 million (of the $13 million) could be paid as early as the fourth quarter of 2019.

On March 29, 2019, we amended our Prior Credit Agreement to add incremental borrowing capacity of up to $50 million and to extend the maturity to 2024, which is described more fully in Note 5 to the condensed consolidated financial statements.

We currently expect capital expenditures for 2019 to total between $15 million and $18 million, but we will continue to assess and adjust our level of capital expenditures based on changing circumstances.  Included in our capital requirement for 2019, is the funding to open 10 to 15 stores, remodel and/or relocate some existing stores, IT investments, and meet any obligations related to the relocation of our corporate headquarters.

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

Merchandise Inventories

Merchandise inventories at June 30, 2019 decreased $15 million from December 31, 2018, as we have sold through merchandise that was purchased in advance of an announced, but subsequently postponed, 25% tariff on purchases of Chinese goods. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of June 30, 2019	As of December 31, 2018	As of June 30, 2018
	(in thousands)
Inventory – Available for Sale	$267,089	$275,036	$250,673
Inventory – Inbound In-Transit	36,611	43,236	46,125
Total Merchandise Inventories	$303,700	$318,272	$296,798

Available Inventory Per Store	$644	$666	$617

Available inventory per store at June 30, 2019 was lower than at December 31, 2018 and higher than at June 30, 2018. The increase in inventory compared to June 30, 2018 was primarily due to an initiative to have, on hand in our stores, our top-selling floors and expanding our engineered assortment with new looks to meet customer demand. Including the effects of tariffs, we expect inventory to be in the range of $300 million to $325 million through the balance of the year.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons, and specific merchandise category planning.

Cash Flows

Operating Activities. Net cash used by operating activities was $14 million for the six months ended June 30, 2019 and $22 million for the six months ended June 30, 2018.  In 2019, a  payment of $33 million to settle the government investigations was the primary use of cash.  It was offset in part by a reduction in inventory as we sold through inventory purchased late in 2018 in advance of the announced higher tariff.  Net cash used in operating activities in the first half of 2018 was negative primarily due to a $39 million increase in inventory purchases, which was the result of a purposeful build of inventory to enhance the Company’s in-stock position at the store level. This was partially offset by increases in accounts payable and customer deposits.

Investing Activities. Net cash used in investing activities was $8.8 million and $6.6 million, respectively, for the six months ended June 30, 2019 and 2018, respectively. Net cash used in investing activities in both six month periods were primarily related to new store openings and our information technology initiatives; the current year also had investments related to the new Corporate headquarters.

Financing Activities. Net cash provided by financing activities was $23 million and $19 million for the six months ended June 30, 2019 and 2018, respectively.  The increase was primarily due to net borrowings on our revolving credit facility during the six months ended June 30, 2019 and 2018, respectively, to settle the government investigations (2019) and build inventory (2018).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our Credit Agreement are exposed to interest rate risk due to the variable rate of the facility, and the expected transition from the LIBOR reference rate in 2021. As of June 30, 2019, we had $64.5 million outstanding under the Revolving Credit Facility and $25 million outstanding under the FILO Term Loan.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2019.  Based on this evaluation, our Chief Executive Officer and our interim Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2019 due to the material weakness in internal control over financial reporting related to the classification of imported products identified in the annual report on Form 10-K for the year ended December 31, 2018, as described below.

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

Management believes that these efforts will effectively remediate the material weakness. While significant progress has been made related to the remediation activities noted above, the material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time and tested and concluded by management to be designed and operating effectively. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary. Accordingly, the material weakness in our internal controls over financial reporting over the classification of imported products under the Harmonized Tariff System had not been fully remediated as of June 30, 2019.

During fiscal year 2019, management will test and evaluate the implementation of the new processes established as a result of the remediation plans, and the related internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements. Notwithstanding the identified material weaknesses, management believes the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at June 30, 2019 and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and interim Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the period ended June 30, 2019.

Except as noted in the preceding paragraphs, there has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation Relating to Bamboo Flooring

On or about December 8, 2014, Dana Gold filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring that the Company sells is defective (the “Gold Litigation”). Plaintiffs narrowed the complaint to the Company’s Morning Star Strand Bamboo flooring (the “Strand Bamboo Product”) sold to residents of California, Florida, Illinois, Minnesota, Pennsylvania and West Virginia for personal, family or household use. The Gold Litigation alleges that the Company engaged in deceptive trade practices in conjunction with the sale of the Strand Bamboo Products. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, the plaintiffs sought a declaration that the Company’s actions violate the law and that it is financially responsible for notifying all purported class members, injunctive relief requiring the Company to replace and/or repair all of the Strand Bamboo Product installed in structures owned by the purported class members and a declaration that the Company must disgorge, for the benefit of the purported classes, all or part of the profits received from the sale of the allegedly defective Strand Bamboo Product and/or to make full restitution to the plaintiffs and the purported class members. In November 2017, the court granted the plaintiffs’ motion for class certification with respect to the six states. The Company appealed the decision, but the petition for appeal was denied. On January 2, 2019, the court denied the Company’s motion for summary judgment. The Company participated in court-ordered mediation sessions. Trial, which was previously scheduled for February 25, 2019, has been postponed.

Following settlement discussions with the respect to the Gold Litigation, on March 15, 2019, the Company entered into a Memorandum of Understanding (the “Gold MOU”), which would resolve the Gold Litigation on a nationwide basis. Under the terms of the Gold MOU, the Company will contribute $14 million in cash and provide $14 million in store-credit vouchers, with a potential additional $2 million in store-credit vouchers based on obtaining a claim’s percentage of more than 7%, for an aggregate settlement of up to $30 million. The Gold MOU is subject to certain contingencies, including the execution of a definitive settlement agreement, board approval of the definitive settlement agreement and court approvals. The entry into the Gold MOU or any subsequent execution of a definitive settlement agreement does not constitute an admission by the Company of any fault or liability and the Company does not admit any fault or liability. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. If a final, court-approved settlement is not reached, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, success on the merits. The Company has notified its insurance carriers and continues to pursue coverage, but the insurers to date have denied coverage. As the insurance claim is still pending, the Company has not recognized any insurance recovery related to the Gold Litigation.

As a result of these developments, the Company has determined that a probable loss has been incurred and recognized a charge to earnings of $28 million within selling, general and administrative expense during the fourth quarter of 2018 with the offset in the caption “Accrual for Legal Matters and Settlements Current” on its condensed consolidated balance sheet related to this potential settlement as of December 31, 2018. If the Company does not execute a definitive settlement agreement consistent with the Gold MOU or incurs additional losses with respect to the Bamboo Flooring Litigation (as defined below), the actual losses that may result from these actions may exceed this amount. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

On March 15, 2018, the Company entered into a settlement agreement to jointly settle the Formaldehyde MDL and the Abrasion MDL. Under the terms of the settlement agreement, the Company agreed to fund $22 million (the “Cash Payment”) and provide $14 million in store-credit vouchers for an aggregate settlement amount of $36 million to settle claims brought on behalf of purchasers of Chinese-manufactured laminate flooring sold by the Company between January 1, 2009 and May 31, 2015. The $36 million aggregate settlement amount was accrued in 2017. On June 16, 2018, the Virginia Court issued an order that, among other things, granted preliminary approval of the settlement agreement. Following the preliminary approval, and pursuant to the terms of the settlement agreement, the Company, in June, paid $0.5 million for settlement administration costs, which is part of the Cash Payment, to the plaintiffs’ settlement escrow account. Subsequent to the Final Approval and Fairness Hearing held on October 3, 2018, the Court approved the settlement on October 9, 2018 and, as a result, the Company paid $21.5 million in cash into the plaintiffs’ settlement escrow account.

On November 8, 2018, an individual filed a Notice of Appeal in the United States Court of Appeals for the Fourth Circuit (the “Appeals Court”) challenging the settlement. On December 14, 2018, another individual filed a Notice of Appeal in the Appeals Court. Subsequently, the Appeals Court consolidated both appeals and entered a briefing schedule. Vouchers, which generally have a three-year life, will be distributed by the administrator upon order of the Virginia Court. At December 31, 2018, the Company’s obligations related to Formaldehyde MDL and Abrasion MDL consisted of a short-term payable of $35.5 million with $14 million expected to be satisfied by the issuance of vouchers. If the appeals were to result in the settlement being set aside, the Company would receive $21.5 million back from the escrow agent. Accordingly, the Company has accounted for the payment of $21.5 million as a deposit in the accompanying condensed consolidated financial statements. The Company has no liability accrued related to the appeals.

In addition to those purchasers who elected to opt out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”). Certain of these Related Laminate Matters were settled in 2019 and 2018. The Company recognized charges to earnings of $0.4 million and $2.9 million for the six months ended June 30, 2019 and 2018, respectively, within selling, general and administrative expenses for these Related Laminate Matters.  As of June 30, 2019, the remaining accrual related to these matters was $0.1 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on the condensed consolidated balance sheet. While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

Employment Cases

Mason Lawsuit

On or about August 15, 2017, Ashleigh Mason, Dan Morse, Ryan Carroll and Osagie Ehigie filed a purported class action lawsuit in the United States District Court for the Eastern District of New York on behalf of all current and former store managers, store managers in training, installation sales managers and similarly situated current and former employees holding comparable positions but different titles (collectively, the “Putative Class Employees”) alleging that the Company violated the Fair Labor Standards Act (“FLSA”) and New York Labor Law (“NYLL”) by classifying the Putative Class Employees as exempt. The alleged violations include failure to pay for overtime work. The plaintiffs seek certification of the Putative Class Employees for (i) a collective action covering the period beginning three years prior to the filing of the complaint (plus a tolling period) through the disposition of this action for the Putative Class Employees nationwide in connection with FLSA and (ii) a class action covering the period beginning six years prior to the filing of the complaint (plus a tolling period) through the disposition of this action for members of the Putative Class Employees who currently are or were employed in New York in connection with NYLL. The plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, the plaintiffs seek class certification, unspecified amounts for unpaid wages and overtime wages, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages.

In November 2018, the plaintiffs filed a motion requesting conditional certification for all store managers and store managers in training who worked within the federal statute of limitations period.  In May 2019, the magistrate judge granted plaintiffs’ motion for conditional certification.  The Company filed objections to the magistrate judge’s class certification decision with the district judge.  That motion is currently pending.

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

Kramer Lawsuit

On or about November 17, 2017, Robert J. Kramer, on behalf of himself and all others similarly situated (collectively, the “Kramer Plaintiffs”) filed a purported class action lawsuit in the Superior Court of California, County of Sacramento on behalf of all current and former store managers, all others with similar job functions and/or titles and all current and former employees classified as non-exempt or incorrectly classified as exempt and who worked for the Company in the State of California (collectively, the “CSM Employees”) alleging violation of the California Labor Code including, among other items, failure to pay wages and overtime and engaging in unfair business practices (the “Kramer matter”). The Kramer Plaintiffs seek certification of the CSM Employees for a class action covering the prior four-year period prior to the filing of the complaint through the disposition of this action for the CSM Employees who currently are or were employed in California (the “California SM Class”). On or about February 19, 2019, the Kramer Plaintiffs filed a first amended complaint adding a claim for penalties under the California Private Attorney General Act for the same substantive alleged violations asserted in the Complaint. The Kramer Plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, the Kramer Plaintiffs seek unspecified amounts for unpaid wages and overtime wages, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages.

In July 2019, the Company entered into a Memorandum of Understanding (“Kramer MOU”) with the lead plaintiff in the Kramer matter. Under the terms of the Kramer MOU, the Company will pay $4.75 million to settle the claims asserted in the Kramer matter (or which could have been asserted in the Kramer matter) on behalf of all current and/or former store managers and store managers in training employed by the Company at any time between November 17, 2013 until the time of preliminary approval of the settlement by the court. The Kramer MOU is subject to certain contingencies, including the execution of a definitive settlement agreement and court approvals of the definitive settlement agreement. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. If a final, court-approved settlement is not reached, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, class certification and success on the merits. If the parties are unable to finalize the settlement, the Kramer matter could have a material adverse effect on the Company’s financial condition and results of operations. However, as a result of these developments, the Company has determined that a probable loss has been incurred and has recognized a net charge to earnings of approximately $4.75 million within selling general and administrative expense during the quarter ended June 30, 2019.

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

In the first DOC annual review in this matter, AD rates for the period from May 26, 2011 through November 30, 2012, and CVD rates from April 6, 2011 through December 31, 2011, were modified to a maximum of 5.92% and a maximum of 0.83%, respectively, which resulted in an additional payment obligation for the Company, based on best estimates and shipments during the applicable window, of $0.8 million. The Company recorded this as a long-term liability on its accompanying condensed consolidated balance sheet and in cost of sales in its second quarter 2015 financial statements. These AD rates were appealed to the CIT by several parties, including the Company. On remand from the CIT, the DOC has reduced the AD rate to a maximum of 0.73%. In June 2018, the CIT sustained the reduced AD rate of a maximum of 0.73% but did remand back to the DOC the issue regarding the calculation of the electricity rate, which, depending on that outcome, may cause a revision to the final AD rate. That remand from the DOC is still pending. The CIT has stayed the DOC remand pending the final disposition of the appeal of the original investigation at the CAFC. This ruling from the CIT resulted in the Company reversing the $0.8 million accrual and recording a receivable of approximately $1.3 million during the second quarter of 2018.

The second annual review of the AD and CVD rates was initiated in February 2014. Pursuant to the second annual review, in early July 2015, the DOC finalized the AD rate for the period from December 1, 2012 through November 30, 2013 at a maximum of 13.74% and the CVD rate for the period from January 1, 2012 through December 31, 2012 at a maximum of 0.99%. The Company believes the best estimate of the probable additional amounts owed was $4.1 million for shipments during the applicable time periods, which was recorded as a long-term liability on its accompanying condensed consolidated balance sheet and included in cost of sales in its second quarter 2015 financial statements. Beginning in July 2015, the Company began depositing these rates on each applicable purchase. The Company and other parties appealed the AD rates relating to this second annual review to the CIT. In June 2018, the court remanded the case back to the DOC to recalculate several of its adjustments. In its June 2019 remand, the DOC reduced the AD rate to 6.55%. The CIT is expected to rule on the DOC’s remand by the end of 2019.  If the final ruling remains at 6.55%, the Company’s liability of $4.1 million would decrease by $2.8 million to $1.3 million in the period in which the ruling is finalized.

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

The DOC initiated the fifth annual review of AD and CVD rates in February 2017. The AD review covers shipments from December 1, 2015 through November 30, 2016. The CVD review covers shipments from January 1, 2015 through December 31, 2015. In June 2018, the DOC issued the final CVD rate in the fifth review, which was a maximum of 0.85% (with one company having a maximum rate of 0.11%). In July 2018, the DOC issued the final AD rate in the fifth review, which was a maximum of 0.00% and, the Company recorded a receivable in the amount of $2.8 million in other current assets in its balance sheet. In connection with the issuance of the final CVD rate, with one company having a maximum rate of 0.11%, the Company recorded a receivable of less than $100 thousand.

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

The DOC initiated the sixth annual review of AD and CVD rates in February 2018. The AD review covers shipments from December 1, 2016 through November 30, 2017. The CVD review covers shipments from January 1, 2016 through December 31, 2016. In July 2019, the DOC issued the final AD rate in the sixth annual review, which was a maximum of 42.57%, and the final CVD rate in the sixth annual review, which was a maximum of 3.2%. With the finalization of the AD rate for the sixth annual review, the Company expects to record a liability of approximately $0.8 million during the third quarter of 2019.  The Company currently plans to appeal the final AD rate ruling.

The DOC initiated the seventh annual review of the AD and CVD rates in March 2019, which is expected to follow the same schedule as the preceding reviews. The AD review covers shipments from December 1, 2017 through November 30, 2018. The CVD review covers shipments from January 1, 2017 through December 31, 2017.

Outstanding AD and CVD duties are subject to interest based on the IRS quarterly published rate. The Company has recorded a net $0.2 and $0.6 million of interest expense through the line item Other Expense on the Statement of Operations during the three and six months ending June 30, 2019, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended June 30, 2019 (in thousands, except per share amounts):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[1]	per Share[1]	Programs[2]	Programs[2]
April 1, 2019 to April 30, 2019	—	—	—	—
May 1, 2019 to May 31, 2019	—	—	—	—
June 1, 2019 to June 30, 2019	—	—	—	—
Total	—	—	—	—

[1]

We repurchased 10,360 shares of our common stock, at an average price of $10.78, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended June 30, 2019.

[2]

Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively, and are currently indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. At June 30, 2019, we had approximately $14.7 million remaining under this authorization.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1

Lumber Liquidators Holdings, Inc. Amended and Restated 2011 Equity Compensation Plan (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed May 23, 2019 (File No. 001-33767), and incorporated by reference)

10.2	Form of Restricted Award Agreement (Director), effective May 22, 2019

31.1	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company’s Form 10‑Q for the quarter ended June 30, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMBER LIQUIDATORS HOLDINGS, INC.
(Registrant)

Date: August 6, 2019	By:	/s/ Timothy J. Mulvaney
Timothy J. Mulvaney
Interim Chief Financial Officer and Senior Vice President, Chief Accounting Officer
(Principal Financial and Accounting Officer)