Form 10-Q
period 2019-09-30
Lumber Liquidators Holdings, Inc.
filed 2019-11-06
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 1, 2019, there are 28,709,830 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10‑Q

For the quarter ended September 30, 2019

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and Cash Equivalents	$5,605	$11,565
Merchandise Inventories	306,881	318,272
Prepaid Expenses	9,170	6,299
Deposit for Legal Settlement	21,500	21,500
Other Current Assets	9,360	8,667
Total Current Assets	352,516	366,303
Property and Equipment, net	94,052	93,689
Operating Lease Right-of-Use	111,364	—
Goodwill	9,693	9,693
Other Assets	5,724	5,832
Total Assets	$573,349	$475,517

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$59,200	$73,412
Customer Deposits and Store Credits	45,036	40,332
Accrued Compensation	10,870	9,265
Sales and Income Tax Liabilities	4,906	4,200
Accrual for Legal Matters and Settlements Current	68,475	97,625
Operating Lease Liabilities - Current	30,708	—
Other Current Liabilities	18,476	17,290
Total Current Liabilities	237,671	242,124
Other Long-Term Liabilities	13,645	20,203
Operating Lease Liabilities - Long-Term	88,103	—
Deferred Tax Liability	898	792
Credit Agreement	89,500	65,000
Total Liabilities	429,817	328,119

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 29,953 and 31,578 shares issued and 28,710 and 28,627 shares outstanding, respectively)	30	32
Treasury Stock, at cost (1,243 and 2,951 shares, respectively)	(142,299)	(141,828)
Additional Capital	217,365	213,744
Retained Earnings	70,100	76,835
Accumulated Other Comprehensive Loss	(1,664)	(1,385)
Total Stockholders’ Equity	143,532	147,398
Total Liabilities and Stockholders’ Equity	$573,349	$475,517

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net Sales
Net Merchandise Sales	$229,241	$236,380	$717,799	$721,822
Net Services Sales	34,719	34,089	100,949	93,893
Total Net Sales	263,960	270,469	818,748	815,715
Cost of Sales
Cost of Merchandise Sold	142,404	144,490	451,631	449,508
Cost of Services Sold	25,882	25,297	75,345	69,243
Total Cost of Sales	168,286	169,787	526,976	518,751
Gross Profit	95,674	100,682	291,772	296,964
Selling, General and Administrative Expenses	93,495	93,987	294,392	292,628
Operating Income (Loss)	2,179	6,695	(2,620)	4,336
Other Expense	909	547	3,265	1,214
Income (Loss) Before Income Taxes	1,270	6,148	(5,885)	3,122
Income Tax Expense	225	225	850	625
Net Income (Loss)	$1,045	$5,923	$(6,735)	$2,497
Net Income (Loss) per Common Share—Basic	$0.04	$0.21	$(0.23)	$0.09
Net Income (Loss) per Common Share—Diluted	$0.04	$0.21	$(0.23)	$0.09
Weighted Average Common Shares Outstanding:
Basic	28,706	28,602	28,681	28,552
Diluted	28,786	28,757	28,681	28,769

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net Income (Loss)	$1,045	$5,923	$(6,735)	$2,497
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(87)	69	(279)	(36)
Total Other Comprehensive Income (Loss)	(87)	69	(279)	(36)
Comprehensive Income (Loss)	$958	$5,992	$(7,014)	$2,461

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

								Total
	Common Stock		Treasury Stock		Additional	Retained		Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	AOCL	Equity

July 1, 2018	28,551	$31	2,935	$(141,542)	$210,953	$127,788	$(1,257)	$195,973
Stock-Based Compensation Expense	—	—	—	—	1,117	—	—	1,117
Exercise of Stock Options	38	—	—	—	690	—	—	690
Release of Restricted Shares	31	1	—	—	—	—	—	1
Common Stock Repurchased	—	—	14	(266)	—	—	—	(266)
Translation Adjustment	—	—	—	—	—	—	69	69
Net Income	—	—	—	—	—	5,923	—	5,923
September 30, 2018	28,620	$32	2,949	$(141,808)	$212,760	$133,711	$(1,188)	$203,507

July 1, 2019	28,701	$30	1,239	$(142,269)	$216,159	$69,055	$(1,577)	$141,398
Stock-Based Compensation Expense	—	—	—	—	1,206	—	—	1,206
Release of Restricted Shares	9	—	—	—	—	—	—	—
Common Stock Repurchased and Transferred	—	—	4	(30)	—	—	—	(30)
Translation Adjustment	—	—	—	—	—	—	(87)	(87)
Net Income	—	—	—	—	—	1,045	—	1,045
September 30, 2019	28,710	$30	1,243	$(142,299)	$217,365	$70,100	$(1,664)	$143,532

								Total
	Common Stock		Treasury Stock		Additional	Retained		Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	AOCL	Equity

January 1, 2018	28,490	$31	2,907	$(140,875)	$208,629	$131,214	$(1,152)	$197,847
Stock-Based Compensation Expense	—	—	—	—	3,361	—	—	3,361
Exercise of Stock Options	43	—	—	—	770	—	—	770
Release of Restricted Shares	87	1	—	—	—	—	—	1
Common Stock Repurchased	—	—	42	(933)	—	—	—	(933)
Translation Adjustment	—	—	—	—	—	—	(36)	(36)
Net Income	—	—	—	—	—	2,497	—	2,497
September 30, 2018	28,620	$32	2,949	$(141,808)	$212,760	$133,711	$(1,188)	$203,507

January 1, 2019	28,627	$32	2,951	$(141,828)	$213,744	$76,835	$(1,385)	$147,398
Stock-Based Compensation Expense	—	—	—	—	3,621	—	—	3,621
Release of Restricted Shares	83	—	—	—	—	—	—	—
Common Stock Repurchased and Transferred	—	(2)	(1,708)	(471)	—	—	—	(473)
Translation Adjustment	—	—	—	—	—	—	(279)	(279)
Net Loss	—	—	—	—	—	(6,735)	—	(6,735)
September 30, 2019	28,710	$30	1,243	$(142,299)	$217,365	$70,100	$(1,664)	$143,532

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018

Cash Flows from Operating Activities:
Net (Loss) Income	$(6,735)	$2,497
Adjustments to Reconcile Net (Loss) Income:
Depreciation and Amortization	12,903	14,042
Stock-Based Compensation Expense	3,621	3,131
(Gain) Loss on Disposal of Fixed Assets	(284)	1,812
Changes in Operating Assets and Liabilities:
Merchandise Inventories	10,270	(44,450)
Accounts Payable	(14,186)	(3,196)
Customer Deposits and Store Credits	4,810	5,079
Prepaid Expenses and Other Current Assets	(3,665)	1,153
Accrual for Legal Matters and Settlements	4,575	2,951
Payments for Legal Matters and Settlements	(33,725)	(2,264)
Other Assets and Liabilities	5,341	(6,584)
Net Cash Used in Operating Activities	(17,075)	(25,829)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(13,523)	(10,651)
Other Investing Activities	419	553
Net Cash Used in Investing Activities	(13,104)	(10,098)

Cash Flows from Financing Activities:
Borrowings on Credit Agreement	85,500	37,000
Payments on Credit Agreement	(61,000)	(9,000)
Payments on Financed Insurance Obligations	-	(612)
Other Financing Activities	(1,104)	(163)
Net Cash Provided by Financing Activities	23,396	27,225
Effect of Exchange Rates on Cash and Cash Equivalents	823	595
Net Decrease in Cash and Cash Equivalents	(5,960)	(8,107)
Cash and Cash Equivalents, Beginning of Period	11,565	19,938
Cash and Cash Equivalents, End of Period	$5,605	$11,831

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)

Note 1.       Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hard-surface flooring, and hard-surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, resilient vinyl, waterproof vinyl plank and porcelain tile flooring direct to the consumer. The Company also features the renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. The Company also provides in-home delivery and installation services to its customers. The Company sells primarily to homeowners or to contractors on behalf of homeowners through a network of store locations in metropolitan areas. As of September 30, 2019, the Company’s stores spanned 47 states in the United States (“U.S.”) and included eight stores in Canada. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its call center in Toano, Virginia and its website, www.lumberliquidators.com. Until January 2019, the Company finished the majority of its Bellawood products on its finishing lines in Toano, Virginia, which along with the call center, corporate offices, and a distribution center, represent the “Corporate Headquarters.” In July of 2018, the Company announced its plan to sell its finishing line equipment to an unaffiliated third-party purchaser and to relocate its corporate headquarters to Richmond, Virginia, in 2019. The Company ceased finishing floors in January 2019.

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

Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of future results to be expected for the full year due to a number of factors, including seasonality.

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

Merchandise Inventories

The Company values merchandise inventories at the lower of merchandise cost or net realizable value. The Company determines merchandise cost using the weighted average method.  All of the hardwood flooring the Company purchases from suppliers is either prefinished or unfinished and in immediate saleable form. Inventory cost includes the costs of bringing an article to its existing condition and location, such as shipping and handling and import tariffs. The Company periodically reviews the carrying value of items in inventory and records a lower of cost or net realizable value adjustment when there is evidence that the utility of inventory will be less than its cost. In determining net realizable value, the Company makes judgments and estimates as to the market value of its products, based on factors such as historical results and current sales trends. Although the Company believes its products are appropriately valued as of the balance sheet date, there can be no assurance that future events or changes in key assumptions would not significantly impact their value.

Recognition of Net Sales

The Company generates revenues primarily by retailing merchandise flooring and accessories in the form of solid and engineered hardwood, bamboo, cork, laminate, resilient vinyl, waterproof vinyl plank and porcelain tile flooring. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Sales occur through a network of 419 stores, which spanned 47 states including eight stores in Canada, at September 30, 2019. In addition, both the merchandise and services can be ordered through a call center and from the Company’s website, www.lumberliquidators.com. The Company’s agreements with its customers are of short duration (less than a year) and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

Revenue is based on consideration specified in a contract with a customer, and excludes any sales incentives from vendors and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer or performing service for a customer. Revenues from installation and delivery services are recognized when the delivery is made or the installation is complete, which approximates the recognition of revenue over time due to the short duration of service provided. The price of the Company’s merchandise and services are specified in the respective contracts and detailed on the invoice reviewed with the customer including any discounts. The Company generally requires customers to pay a deposit, equal to approximately half of the retail sales value, when ordering merchandise not regularly carried in a given location or not currently in stock. In addition, the Company generally does not extend credit to its customers with payment due in full at the time the customer takes possession of merchandise or when the service is provided. Customer payments and deposits received in advance of the customer taking possession of the merchandise or receiving the services are recorded as deferred revenues in the accompanying condensed consolidated balance sheet caption Customer Deposits and Store Credits.

The following table shows the activity in this account for the periods noted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Customer Deposits and Store Credits, Beginning Balance	$(42,888)	$(45,347)	$(40,332)	$(38,546)
New Deposits	(281,747)	(285,047)	(876,010)	(873,450)
Recognition of Revenue	263,960	270,469	818,748	815,715
Sales Tax included in Customer Deposits	15,982	16,622	50,246	50,715
Other	(343)	(210)	2,312	2,053
Customer Deposits and Store Credits, Ending Balance	$(45,036)	$(43,513)	$(45,036)	$(43,513)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 90 days. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels, and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company reduces revenue by the amount of expected returns and records it within accrued expenses and other on the condensed consolidated balance sheet.  The Company continues to estimate the amount of returns based on the historical data. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the other current assets caption of the accompanying condensed consolidated balance sheet. This amount was $1.2 million at September 30, 2019. The Company recognizes sales commissions as incurred since the amortization period is less than one year. The Company offers a range of limited warranties for the durability of the finish on its prefinished products. These limited warranties range from one to 100 years, with limited lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations. Warranty costs are recorded in cost of sales.

In total, the Company offers hundreds of different flooring products; however, no single flooring product represented a significant portion of its sales mix. By major product category, the Company’s sales mix was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Manufactured Products [1]	$108,825	41%	$98,580	36%	$337,479	41%	$289,431	35%
Solid and Engineered Hardwood	76,358	29%	89,700	33%	241,713	30%	283,987	35%
Moldings and Accessories and Other	44,058	17%	48,100	18%	138,607	17%	148,404	18%
Installation and Delivery Services	34,719	13%	34,089	13%	100,949	12%	93,893	12%
Total	$263,960	100%	$270,469	100%	$818,748	100%	$815,715	100%

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

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), which created ASC Topic 842, Leases, and superseded the lease accounting requirements in Topic 840, Leases. In summary, Topic 842 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition, which the Company elected. As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease right-of-use (“ROU”) assets of $113 million and lease liabilities of $121 million. The adoption of ASC 842 had an immaterial impact on the Company’s condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and nine month periods ended September 30, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carryforward the historical lease classification.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and operating lease liabilities on the condensed consolidated balance sheets. The operating lease ROU assets and operating lease liabilities are recognized as the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also is adjusted for any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease at certain dates, typically at the Company’s own discretion. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. Many of the Company’s leases include both lease (e.g., payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Lease expense for minimum lease payments is recognized on a straight-line basis over the term of the agreement.

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued Accounting Standards Update No. 2018‑15 (“ASU 2018‑15”), which provides guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract, as initially published in Accounting Standards Update No. 2015‑05, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. In summary, the new standard requires customers of cloud computing services to recognize an intangible asset for the software license and, to the extent that payments attributable to the software license are made over time, a liability is also recognized. The new standard also allows customers of cloud computing services to capitalize certain implementation costs. The amendments in ASU 2018‑15 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the new standard as of the beginning of the 4th quarter of 2019.

Note 3.       Stockholders’ Equity

Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income (Loss)	$1,045	$5,923	$(6,735)	$2,497
Weighted Average Common Shares Outstanding—Basic	28,706	28,602	28,681	28,552
Effect of Dilutive Securities:
Common Stock Equivalents	80	155	—	217
Weighted Average Common Shares Outstanding—Diluted	28,786	28,757	28,681	28,769
Net Income (Loss) per Common Share—Basic	$0.04	$0.21	$(0.23)	$0.09
Net Income (Loss) per Common Share—Diluted	$0.04	$0.21	$(0.23)	$0.09

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock Options	608	373	612	272
Restricted Shares	243	9	639	9

Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to $150 million of the Company’s common stock. At September 30, 2019, the Company had approximately $14.7 million remaining under this authorization. The Company has not repurchased any shares of its common stock under this program in more than three years.

Note 4.       Stock-based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

		Restricted Stock
	Stock Options	Awards
Options Outstanding/Nonvested RSAs, December 31, 2018	733	487
Granted	24	602
Options Exercised/RSAs Released	—	(125)
Forfeited	(125)	(51)
Options Outstanding/Nonvested RSAs, September 30, 2019	632	913

The Company granted a target of 100,281 performance-based RSAs with a grant date fair value of $1.1 million during the nine months ended September 30, 2019 and a target of 30,887 performance-based RSAs with a grant date fair value of $0.7 million during the nine months ended September 30, 2018. These shares were awarded to certain members of senior management in connection with the achievement of specific key financial metrics measured over a two-year period and vest over a three-year period. The number of awards that will ultimately vest is contingent upon the achievement of these key financial metrics by the end of year two. The Company assesses the probability of achieving these metrics on a quarterly basis. For these awards, the Company recognizes the fair value expense ratably over the performance and vesting period. Once these amounts have been determined, half of the shares will vest at the end of year two and the remaining half will vest at the end of year three. These awards are included above in RSAs Granted.

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

As of September 30, 2019, a total of $64.5 million was outstanding under the Revolving Credit Facility and $25 million was outstanding under the FILO Term Loan. The Company also had $2.9 million in letters of credit which factor into its remaining availability.

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

Note 6.       Income Taxes

The Company has a full valuation allowance recorded against its net deferred tax assets which effectively offsets its federal taxes at the statutory rate of 21%. However, it does record tax expense each period for income taxes incurred in certain state and foreign jurisdictions. For the three and nine months ended September 30, 2019, the resulting effective tax rate was 17.7% and (14.4%), respectively. For the three and nine months ended September 30, 2018, the resulting effective tax rate was 3.6% and 20.0%, respectively.

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

Note 7.Leases

The Company has operating leases for all of its stores, current corporate headquarters in Toano, Virginia, its distribution center on the west coast, supplemental office facilities and certain equipment. The Company has also entered into an agreement for a future corporate headquarters in Richmond, Virginia which has a ten-year term and expected future minimum rental payments of approximately $15.4 million that commenced on November 1, 2019 when the Company took possession of the property. The store location leases are operating leases and generally have five-year base periods with one or more five-year renewal periods. The current corporate headquarters in Toano, Virginia and the supplemental office facility in Richmond, Virginia have operating leases with base terms running through December 31, 2019 and November 30, 2020, respectively. The distribution center on the west coast has an operating lease with a base term running through October 31, 2024.

The cost components of the Company’s operating leases recorded in SG&A on the condensed consolidated statement of operations were as follows for the period ended September 30, 2019:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Store Leases	Other Leases	Total	Store Leases	Other Leases	Total

Operating lease costs	$8,250	$1,005	$9,255	$24,438	$3,009	$27,447
Variable lease costs	2,120	259	2,379	6,262	729	6,991
Total	$10,370	$1,264	$11,634	$30,700	$3,738	$34,438

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities which are paid as incurred.

Other information related to leases were as follows:

	Nine Months Ended September 30, 2019
	Store Leases	Other Leases	Total

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,011	$3,308	$28,319

Right-of-use assets obtained or modified in exchange for operating lease obligations	$18,171	$461	$18,632

Weighted Average Remaining Lease Term (years)	4.73	4.74	4.74

Weighted Average Discount Rate	5.9%	6.2%	5.9%

At September 30, 2019, the future minimum rental payments under non-cancellable operating leases were as follows:

	Operating Leases
	Store Leases	Other Leases	Total
Remainder of 2019	$8,524	$1,078	$9,602
2020	32,939	2,741	35,680
2021	26,813	2,264	29,077
2022	20,785	2,219	23,004
2023	14,824	2,255	17,079
Thereafter	20,006	2,075	22,081
Total future minimum lease payments	123,891	12,632	136,523
Less imputed interest	(16,013)	(1,699)	(17,712)
Total	$107,878	$10,933	$118,811

Note 8.       Commitments and Contingencies

Governmental Investigations:  DOJ Deferred Prosecution Agreement and SEC Resolution

Beginning in 2015, the Company received subpoenas in connection with a criminal investigation conducted by the DOJ and the SEC.  The focus of the investigations related to compliance with disclosure and financial reporting and requirements under federal securities laws. The Company cooperated with the investigations and produced documents and other information responsive to subpoenas and other requests. In March of 2019, prior to filing its Form 10-K, the Company reached an agreement with the U.S. Attorney, the DOJ and SEC regarding the investigation (the “Settlement Agreements”). The Company entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Attorney and the DOJ and a Cease-and-Desist Order (the “Order”) with the SEC, under which, among other things, the Company (1) paid a fine in the amount of $19.1 million to the United States Treasury, (2) forfeited to the U.S. Attorney and the DOJ the sum of $13.9 million, of which up to $6.1 million was submitted by the Company to the SEC in disgorgement and prejudgment interest under the Order and (3) is required to adopt a new compliance program, or modify its existing one, including internal controls, compliance policies, and procedures in order to ensure that the Company maintains an effective system of internal account controls designed to ensure the making and keeping of fair and accurate books, records and accounts, as well as a compliance program designed to prevent and detect violations of certain federal securities laws throughout its operations.

The Settlement Agreements also provide that the Company will continue to cooperate with the U.S. Attorney, the DOJ and the SEC in all matters relating to the conduct described in the Settlement Agreements and, at the request of the U.S. Attorney, the DOJ or the SEC, the Company will cooperate fully with other domestic or foreign law enforcement authorities and agencies in any investigation of the Company relating to the Settlement Agreements. In the event the Company breaches the DPA, there is a risk the government would seek to impose remedies provided for in the DPA, including instituting criminal prosecution against the Company.

The Company accrued a charge of $33 million within selling, general and administrative (“SG&A”) expenses in its December 31, 2018 financial statements, reflecting the amounts owed under the Settlement Agreements. During the second quarter of 2019, the Company remitted $33 million due to the applicable governmental parties and  relieved the applicable portion of the liability in the caption “Accrual for Legal Matters and Settlements Current” on its balance sheet.

Litigation Relating to Bamboo Flooring

In 2014, Dana Gold  filed a purported class action lawsuit alleging that certain bamboo flooring that the Company sells (the “Strand Bamboo Product”) is defective (the “Gold Litigation”). The plaintiffs sought financial damages and, in addition to attorneys’ fees and costs, the plaintiffs wanted a declaration that the Company’s actions violated the law.

On September 30, 2019, the parties finalized a settlement agreement that is consistent with the terms of the Memorandum of Understanding previously disclosed by the Company, which would resolve the Gold Litigation on a nationwide basis. Under the terms of the settlement agreement, the Company will contribute $14 million in cash and provide $14 million in store-credit vouchers, with a potential additional $2 million in store-credit vouchers based on obtaining a claim’s percentage of more than 7%, for an aggregate settlement of up to $30 million. The settlement agreement is subject to certain contingencies, including court approvals. The settlement agreement does not constitute or include an admission by the Company of any fault or liability and the Company does not admit any fault, wrongdoing or liability. There can be no assurance that a settlement will be finalized and approved by the court or as to the ultimate outcome of the litigation. If the settlement agreement is not approved by the court, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, success on the merits. The Company accrued within SG&A a $28 million liability with the offset in the caption “Accrual for Legal Matters and Settlements Current” in its December 31, 2018 financial statements. The Company has notified its insurance carriers and continues to pursue coverage, but the insurers to date have denied coverage. As the insurance claim is still pending, the Company has not recognized any insurance recovery related to the Gold Litigation.

In addition, there are a number of individual claims and lawsuits alleging damages involving Strand Bamboo product. The Company disputes these claims and intends to resolve these through the Gold Litigation, or otherwise defend such matters vigorously. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for success on the merits, the Company is unable to estimate the amount of loss, or range of possible loss, at this time that may result from these actions. Accordingly, no accruals have been made with respect to these matters. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity.

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

In addition to those purchasers who opted out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims, or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”). Certain of these Related Laminate Matters were settled in 2019 and 2018, while some remain in settlement negotiations. The Company recognized charges to earnings of $0.4 million and $2.9 million for the nine months ended September 30, 2019 and 2018, respectively, within SG&A expenses for these Remaining Laminate Matters. As of September 30, 2019, the remaining accrual related to these matters was $0.1 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on the condensed consolidated balance sheet. While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is reasonably possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. If the Company incurs losses with the respect to the Opt Outs or further losses with respect to Related Laminate Matters, the ultimate resolution of these actions could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.

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

Employee Classification Matters

In August  2017, Ashleigh Mason, Dan Morse, Ryan Carroll and Osagie Ehigie filed a purported class action lawsuit in the United States District Court for the Eastern District of New York on behalf of all current and former store managers, store managers in training, installation sales managers and similarly situated current and former employees  (collectively, the “Mason Putative Class Employees”) alleging that the Company violated the Fair Labor Standards Act (“FLSA”) and New York Labor Law (“NYLL”) by classifying the Mason Putative Class Employees as exempt. The alleged violations include failure to pay for overtime work. The plaintiffs sought certification of the Mason Putative Class Employees for (i) a collective action covering the period beginning three years prior to the filing of the complaint (plus a tolling period) through the disposition of this action for the Mason Putative Class Employees nationwide in connection with FLSA and (ii) a class action covering the period beginning six years prior to the filing of the complaint (plus a tolling period) through the disposition of this action for members of the Mason Putative Class Employees who currently are or were employed in New York in connection with NYLL. The plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, the plaintiffs seek class certification, unspecified amounts for unpaid wages and overtime wages, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages (the “Mason matter”).

The Company disputes the claims and is defending the Mason matter vigorously.  In March and April 2019, the Company offered arbitration agreements to the store managers nationwide, which were agreed to by some Mason Putative Class Employees.    Conditional certification of a Nationwide Collective Class was granted in May 2019.  The Company continues to defend that matter vigorously through discovery to oppose final certification.  Given the general uncertainty of litigation, the legal standards that must be met for final certification, and success on the merits, the Company cannot reasonably estimate the amount of loss, or range of possible loss, if any, that may result from this action.  Accordingly, no accruals have been made with respect to the Mason matter. Any such losses could potentially have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition, and liquidity.

In November 2017, Robert J. Kramer, on behalf of himself and all others similarly situated (collectively, the “Kramer Plaintiffs”) filed a purported class action lawsuit in the Superior Court of California, County of Sacramento on behalf of all current and former store managers, all others with similar job functions and/or titles and all current and former employees classified as non-exempt or incorrectly classified as exempt and who worked for the Company in the State of California (collectively, the “CSM Employees”) alleging violation of the California Labor Code including, among other items, failure to pay wages and overtime and engaging in unfair business practices (the “Kramer matter”).

In September 2019, the Company entered into an agreement to settle the Kramer matter, consistent with the terms of the Memorandum of Understanding previously disclosed by the Company. Under the terms of the settlement agreement, the Company will pay $4.75 million to settle the claims asserted in the Kramer matter (or which could have been asserted in the Kramer matter) on behalf of all current and/or former Store Managers and Store Managers in Training employed by the Company in California at any time between November 17, 2013 and September 19, 2019.  The settlement agreement was preliminarily approved by the court on September 19, 2019 and a hearing for final approval has been set for January 17, 2020.  The settlement agreement is subject to certain contingencies, including court approval. There can be no assurance that a settlement will be finalized and approved by the court or as to the ultimate outcome of the litigation. If the settlement agreement is not approved by the court, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, class certification and success on the merits. If the settlement agreement is not approved by the court, the Kramer matter could have a material adverse effect on the Company’s financial condition and results of operations. The Company accrued within SG&A a $4.75 million liability with the offset in the caption “Accrual for Legal Matters and Settlements Current” in the second quarter of 2019.

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

Results by period for the Company are shown below. The column labeled ‘September 30, 2019 Receivable/Liability Balance’ represents the amount the Company would receive or pay (net of any collections or payments) as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. It does not include any initial amounts paid for AD or CVD in the current period at the in-effect rate at that time.

The Company recorded net interest expense related to antidumping of $0.4 million for the nine months ended September 30, 2019, with the amount included in other expense on the condensed consolidated statements of operations.   The estimated associated interest payable and receivable for each period is not included in the table below but is included in the same financial statement line item on the Company’s condensed consolidated balance sheet as the associated liability and receivable balance for each period.

Review		Rates at which		September 30, 2019
Period	Period Covered	Company	Final Rate	Receivable/Liability
		Deposited		Balance
Antidumping
1	May 2011 through	6.78% and 3.3%	0.73%[1]	$1.3 million
	November 2012			receivable[1]
2	December 2012 through	3.30%	13.74%[2]	$4.1 million
	November 2013			liability [2]
3	December 2013 through	3.3% and 5.92%	17.37%	$5.5 million
	November 2014			liability
4	December 2014 through	5.92% and 13.74%	0.0%	$0.03 million
	November 2015			receivable
5	December 2015 through	5.92%. 13.74%. and 17.37%	0.0%[3]	$2.6 million
	November 2016			receivable[3]
6	December 2016 through	17.37% and 0.0%	42.57%[4]	$0.8 million
	November 2017			liability[4]
7	December 2017 through	0.00%	Pending	NA
November 2018
			Included on the Condensed Consolidated Balance Sheet in Other Current Assets	$2.63 million
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$1.3 million
			Included on the Condensed Consolidated Balance Sheet in Other Long-Term Liabilities	$10.4 million
Countervailing
1&2	April 2011 through	1.50%	0.83% / 0.99%	$0.2 million
	December 2012			receivable
3	January 2013 through December 2013	1.50%	1.38%	$0.05 million receivable
4	January 2014 through December 2014	1.50% and 0.83%	1.06%	$0.02 million receivable
5	January 2015 through December 2015	0.83% and 0.99%	Final at 0.11% and 0.85%[5]	$0.08 million receivable [5]
6	January 2016 through December 2016	0.99% and 1.38%	Pending	NA
7	January 2017 through December 2017	1.38% and 1.06%	Pending	NA
8	January 2018 through December 2018	1.06%	Pending	NA
			Included on the Condensed Consolidated Balance Sheet in Other Current Assets	$0.08 million
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$0.27 million

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

[3]

In July 2018, the DOC issued the final rates for review period 5 at 0.0%. As a result, in the third quarter of 2018 the Company recorded a receivable of $2.6 million with a corresponding reduction of cost of sales.

[4]

In July 2019, the DOC issued the final rates for review period 6 at a maximum of 42.57%.   As a result, the Company recorded a liability of $0.8 million with a corresponding reduction in cost of sales in the nine months ended September 30, 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact on us of any of the following:

•	the outcomes of legal proceedings and the related impact on liquidity;
•	reputational harm;
•	obligations related to and impacts of new laws and regulations, including pertaining to tariffs;
•	obtaining products from abroad, including the effects of tariffs, as well as the effects of antidumping and countervailing duties;
•	obligations under various settlement agreements and other compliance matters;
•	disruption due to cybersecurity threats, including any impacts from a network security incident;
•	disruptions related to our corporate headquarters relocation;
•	inability to open new stores, find suitable locations for our new store concept, and fund other capital expenditures;
•	inability to execute on our key initiatives or such key initiatives do not yield desired results;
•	managing growth;
•	transportation costs;
•	damage to our assets;
•	disruption in our ability to distribute our products;
•	operating stores in Canada and an office in China;
•	managing third-party installers and product delivery companies;
•	renewing store or warehouse leases;
•	having sufficient suppliers;
•	our, and our suppliers’, compliance with complex and evolving rules, regulations, and laws at the federal, state, and local level;
•	disruption in our ability to obtain products from our suppliers;
•	product liability claims;
•	availability of suitable hardwood, including due to disruptions from the impacts of severe weather;
•	changes in economic conditions, both domestic and abroad;
•	sufficient insurance coverage, including cybersecurity insurance;
•	access to and costs of capital;
•	the handling of confidential customer information, including the impacts from the California Consumer Privacy Act;

•	management information systems disruptions;
•	alternative e-commerce offerings;
•	our advertising and overall marketing strategy;
•	anticipating consumer trends;
•	competition;
•	impact of changes in accounting guidance, including the implementation guidelines and interpretations;
•	maintenance of valuation allowances on deferred tax assets and the impacts thereof;
•	internal controls including those over tariffs;
•	stock price volatility; and
•	anti-takeover provisions.

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

Overview

Lumber Liquidators is one of the leading specialty retailers of hard-surface flooring in North America, offering a complete purchasing solution across an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, resilient vinyl, waterproof vinyl plank and porcelain tile. We also feature the renewable flooring products, bamboo and cork, and provide a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. We offer installation and delivery services through third-party independent contractors for customers who purchase our floors.  At September 30, 2019, we sold our products through 419 Lumber Liquidators stores in 47 states in the United States and in Canada, a call center and websites.

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

The non-GAAP financial measures are presented because management uses these non-GAAP financial measures to evaluate our operating performance and to determine incentive compensation. Therefore, we believe that the presentation of non-GAAP financial measures provides useful supplementary information to, and facilitates additional analysis by, investors. The presented non-GAAP financial measures exclude items that management does not believe reflect our core operating performance, which include regulatory and legal settlements and associated legal and operating costs, and changes in antidumping and countervailing duties, as such items are outside of our control due to their inherent unusual, non-operating, unpredictable, non-recurring, or non-cash nature.

Executive Summary

We continue to focus on increasing our sales and operating margin, and providing an improved shopping experience for our customers. Throughout the remainder of the year, our focus will be on driving do-it-yourself, do-it-

for-me, and Pro traffic into our stores, enhancing the customer experience across both our digital platform and within our stores and improving our operational effectiveness. Our research indicates that the initial interest in purchasing a floor often begins with digital browsing online, and we believe that by providing an improved digital experience and better website performance, we will not only grow our e-commerce sales, but also drive traffic into our stores. Once customers are in our stores, we believe that our store model provides a competitive advantage by allowing our knowledgeable sales associates to assist customers throughout the project design and purchase process in a more intimate environment, from product selection to installation.  We introduced a tool called the PictureIt! in June 2019 that allows customers to digitally visualize our floors in their rooms.  We also launched the Floor Finder tool at the beginning of the fourth quarter of 2019 to help customers at the beginning of their flooring journey narrow down the floor samples they may want to explore in store.

In August 2019, we experienced a network security incident caused by malware that prevented access to several of our information technology systems and data.  Following the discovery of the incident, we promptly took actions to isolate and shut down affected systems based on our existing protocols.  We implemented our business continuity plan and undertook actions to recover the affected systems; we believe we were successfully able to restore the operation of the systems without loss of business data.  Based on the nature of the network security incident, the impact on our information technology systems and the results of the forensic IT analysis, we do not believe confidential customer, employee, or company data was lost or disclosed, but we continue to monitor the situation.  Our stores remained open and operating throughout the incident, but were utilizing manual back-up processes for approximately six days which we believe had an adverse impact on sales.  We maintain cyber-security and other insurance and have been working collaboratively with our carriers throughout this incident.  As of September 30, 2019, we estimate the equipment replaced and costs associated with the incident to date to be approximately $3.5 million.  Prior to quarter end, we received an initial recovery from insurance in excess of $2 million, capitalized new equipment, and recorded approximately $0.7 million as a receivable related to further anticipated recovery.  The receivable is recorded in “Other Current Assets” on the condensed consolidated balance sheet and does not include any potential business interruption recovery or involuntary gains related to the incident.  Incident costs are expected to go higher as the recovery continues.

Tariffs continue to play a role in year-over-year comparisons.  Beginning in September 2018, tariffs on goods coming from China received an additional 10% tariff.  Beginning in June 2019, the tariffs increased to 25%.  If no mitigation steps were taken, or the mitigation was unsuccessful, the combination of  tariffs would result in more than $56 million of annualized cost to the Company as we historically sourced between 45% and 50% of our merchandise from China.  We offset the initial 10% tariffs by negotiating lower prices from our vendors. Starting in June 2019 and continuing through the third quarter we continued to mitigate the latest increase to tariffs by increasing prices, negotiating lower prices from our vendors, sourcing product from alternative countries where possible, and finding other cost savings.  Because our inventory turns about 2 times per year, and because the timing of the tariffs does not match the mitigation efforts, comparisons to the prior year are affected.

Net sales in the third quarter of 2019 decreased $6.5 million, or 2.4%, to $264 million from the third quarter of 2018.  Net sales from comparable stores decreased 3.6% as compared to the third quarter of 2018 driven by soft sales at the beginning of the quarter and compounded by the network security incident in August 2019.  This was somewhat offset by an improvement in comparable sales during September 2019.  We opened four new stores in the third quarter of 2019 bringing total store count to 419 as of September 30, 2019.

Gross profit decreased 5% in the third quarter of 2019 to $96 million from $101 million in the comparable period in 2018, including the effect of certain duties that related to both periods and influenced by the network security incident.  Gross margin decreased to 36.2% in the third quarter of 2019 from 37.2% in the third quarter of 2018.  Both periods were impacted by antidumping rate changes but in opposite directions.  Excluding these items as shown on the table that follows, Adjusted Gross Profit (a non-GAAP measure) decreased to $96 million in the third quarter of 2019 compared to $98 million in the year-earlier period again influenced by the network security incident.  This resulted in an Adjusted Gross Margin (a non-GAAP measure) that improved by 30 basis points to 36.5% in the third quarter of 2019 from 36.2% in the third quarter of 2018.  The margin increase was driven by a larger mix of higher-margin manufactured products, reduced discounting in stores, merchandising cost-out efforts, including shifting production to lower-cost countries of supply, and retail price increases related to tariff mitigation.  The small improvement in Adjusted Gross Margin was achieved despite higher tariff-related costs and with an increased mix of lower-margin installation sales.

SG&A expense decreased 0.5% to $93 million in the third quarter of 2019 from the comparable period in 2018 but included certain costs in both periods related to investigations and lawsuits, as well as  a $1.8 million impairment of certain assets related to our decision to exit the hardwood flooring finishing business in the third quarter of 2018.  Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) increased $3.9 million primarily as a result of costs related to ten new stores compared to the third quarter a year ago, higher year-over-year incentive and equity accruals driven by a reduction in last year’s third quarter to align with lower performance expectations, severance, and costs related to the corporate headquarters relocation occurring in this year’s fourth quarter.

Operating income was $2.2 million for the three months ended September 30, 2019, which compares to operating income of $6.7 million for the three months ended September 30, 2018.  Excluding the Gross Profit and SG&A items discussed above and summarized in the table that follows, Adjusted Operating Income (a non-GAAP measure) was $3.4 million for the third quarter of 2019, which is a decrease from the Adjusted Operating Income (a non-GAAP measure) of $8.6 million for the third quarter of 2018.  We believe the most significant drivers of the decrease were higher adjusted SG&A in this year’s third quarter in addition to the impact of the network security incident in August 2019 and soft sales in July 2019.

Net income for the three months ended September 30, 2019 was $1 million, or $0.04 per diluted share, compared to net income of $5.9 million, or $0.21 per diluted share, for the three months ended September 30, 2018.

As of September 30, 2019, we had $64.5 million outstanding under the Revolving Credit Facility and $25 million outstanding under the FILO Term Loan, which, collectively, is up from the $65 million that was outstanding at December 31, 2018. At September 30, 2019, we had $114 million in liquidity, comprised of $6 million of cash and cash equivalents and $108 million of  availability under our asset-based revolving loan (the “Revolving Loan”).

Results of Operations

We believe the selected sales data, the percentage relationship between net sales and major categories in the condensed consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Improvement
	% of Net Sales		(Decline) in
	Three Months Ended September 30,		Dollar Amounts
	2019	2018	2019 VS 2018
Net Sales
Net Merchandise Sales	86.8%	87.4%	(3.0)%
Net Services Sales	13.2%	12.6%	1.8%
Total Net Sales	100.0%	100.0%	(2.4)%
Gross Profit	36.2%	37.2%	(5.0)%
Selling, General, and Administrative Expenses	35.4%	34.7%	(0.5)%
Operating Income	0.8%	2.5%	(67.5)%
Other Expense	0.3%	0.2%	66.2%
Income Before Income Taxes	0.5%	2.3%	(79.3)%
Income Tax Expense	0.1%	0.1%	-%
Net Income	0.4%	2.2%	(82.4)%

			% Improvement
	% of Net Sales		(Decline) in
	Nine Months Ended September 30,		Dollar Amounts
	2019	2018	2019 VS 2018
Net Sales
Net Merchandise Sales	87.7%	88.5%	(0.6)%
Net Services Sales	12.3%	11.5%	7.5%
Total Net Sales	100.0%	100.0%	0.4%
Gross Profit	35.6%	36.4%	(1.7)%
Selling, General, and Administrative Expenses	36.0%	35.9%	0.6%
Operating Income (Loss)	(0.3)%	0.5%	(160.4)%
Other Expense (Income)	0.4%	0.1%	168.9%
Income (Loss) Before Income Taxes	(0.7)%	0.4%	(288.5)%
Income Tax Expense (Benefit)	0.1%	0.1%	36.0%
Net Income (Loss)	(0.8)%	0.3%	(369.7)%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
SELECTED SALES DATA	2019	2018	2019	2018
Average Sale[1] (% change to prior year):	1.7%	3.8%	2.6%	5.1%
Average Retail Price per Unit Sold[2]	0.8%	0.4%	(0.3)%	(0.8)%

Number of Stores Open, end of period	419	409	419	409
Number of Stores Opened in Period, net	4	3	6	16
Number of Stores Relocated in Period[3]	1	—	1	—

Comparable Stores[4] (% change to prior year):
Net Sales	(3.6)%	2.1%	(1.4)%	3.3%
Customers Invoiced[5]	(5.2)%	(1.7)%	(4.1)%	(1.8)%
Net Sales of Stores Operating for 13 to 36 months	5.9%	7.9%	8.9%	9.8%
Net Sales of Stores Operating for more than 36 months	(4.0)%	1.9%	(1.8)%	3.1%

Net Sales in Markets with all Stores Comparable (no cannibalization)	(3.1)%	3.2%	(0.9)%	4.0%

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

Net Sales

Net sales for the third quarter of 2019 decreased $6.5 million, or 2.4%, to $264 million from the third quarter of 2018.  Net sales in comparable stores decreased 3.6% compared to the third quarter of 2018, which we believe was driven by soft sales at the beginning of the quarter compounded by the network security incident in late August 2019.  This was partially offset by an improvement in comparable sales for the month of September 2019.  We opened four new stores in the third quarter resulting in 419 stores as of September 30, 2019.

Net sales for the nine months ended September 30, 2019 increased $3.0 million, or 0.4%, from the comparable period in 2018, as net sales in comparable stores decreased 1.4%, more than offset by an increase net sales in non-comparable stores of $15 million.

Gross Profit

Gross profit decreased 5% in the third quarter of 2019 to $96 million from the comparable period in 2018.  Both periods were impacted by antidumping rate changes, but in opposite directions.  Gross margin decreased to 36.2% in the third quarter of 2019 from 37.2% in the third quarter of 2018. Gross margin was unfavorably impacted by expense of $0.8 million related to antidumping rate changes in the three months ended September 30, 2019.  Gross margin in 2018 was favorably impacted by antidumping rate changes, which resulted in income of $2.8 million for the three months ended September 30, 2018.   Excluding these items from both periods, Adjusted Gross Profit (a non-GAAP measure) decreased by $1.4 million and Adjusted Gross Margin (a non-GAAP measure) improved by 30 basis points, in the three months ended September 30, 2019 as compared to three months ended September 30, 2018.  The margin increase was driven by a larger mix of higher-margin manufactured products, reduced discounting in stores, merchandising cost-out efforts, including shifting production to lower-cost countries of supply, and retail price increases related to tariff mitigation.  The small improvement in Adjusted Gross Margin was achieved despite higher tariff-related costs and with an increased mix of lower-margin installation sales. Gross profit for the nine months ended September 30, 2019 decreased $5.2 million, or 1.7%, from the comparable period in 2018. Gross margin decreased to 35.6% for the first nine months of 2019 from 36.4% for the first nine months of 2018.  Adjusted Gross Margin (a non-GAAP measure) was 35.6% in the nine months ended September 30, 2019, a decrease of 20 basis points from the nine months ended September 30, 2018 driven by higher tariff costs.  While we took early actions to mitigate the higher tariff costs, it was not enough to overcome the margin erosion in the first quarter of 2019.

We believe that each of the following items set forth in the table below can distort the visibility of our ongoing operating performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Gross Profit, as reported (GAAP)	$95,674	$100,682	$291,772	$296,964

Antidumping Adjustments [1]	780	(2,822)	780	(4,948)
HTS Classification Adjustments [2]	—	—	(779)	—
Sub-Total Items above	780	(2,822)	1	(4,948)

Adjusted Gross Profit (non-GAAP measure)	$96,454	$97,860	$291,773	$292,016

[1]	Represents countervailing and antidumping expense (income) associated with applicable prior-year shipments of engineered hardwood from China.
[2]	Represents classification adjustments related to the HTS duty categorization in prior periods during the nine months ended September 30, 2019.

Selling, General and Administrative Expenses

SG&A expenses decreased 0.5% in the third quarter of 2019 to $93 million from $94 million in the comparable period in 2018, but included certain costs in both years related to investigations and lawsuits. A $1.8 million impairment of certain assets related to our decision to exit the finishing business is reflected in the third quarter of 2018.  Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) increased $3.9 million primarily as a result of costs related to ten new stores compared to the third quarter a year ago, higher year-over-year incentive and equity accruals driven by a reduction in last year’s third quarter to align with lower performance expectations, severance, and costs related to the corporate headquarters relocation occurring in this year’s fourth quarter.

SG&A expenses increased 0.6% in the nine months ended September 30, 2019 to $294 million from the comparable period in 2018.  Again both periods included certain costs related to investigations and lawsuits. A $1.8 million impairment of certain assets related to the Company’s decision to exit the finishing business is reflected in the third quarter of 2018 as shown in the table that follows.  Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) increased by $7.9 million in the nine months ended September 30, 2019 as compared to the year-ago period.  The increase in expense was due to payroll and occupancy of new stores partially offset by a reduction in costs allocated to production (as we ceased finishing our own floors in January).

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
SG&A, as reported (GAAP)	$93,495	$93,987	$294,392	$292,628

Accrual for Legal Matters and Settlements [3]	—	—	4,575	2,951
Legal and Professional Fees [4]	408	2,991	3,403	9,382
All Other [5]	—	1,769	—	1,769
Sub-Total Items above	408	4,760	7,978	14,102

Adjusted SG&A (a non-GAAP measure)	$93,087	$89,227	$286,414	$278,526

[3]	This amount represents the charge to earnings for the Kramer matter and certain Related Laminate Matters, which is described more fully in Note 8 to the condensed consolidated financial statements.
[4]	Represents charges to earnings related to our defense of certain significant legal actions during the period. This does not include all legal costs we incurred.
[5]	All Other in 2018 represents an impairment of certain assets related to our decision to exit the finishing business.

Operating Income (Loss) and Operating Margin

Operating income for the three months ended September 30, 2019 was $2.2 million and operating loss of $2.6 million for the nine months ended September 30, 2019 compared to operating income of $6.7 million and $4.3 million in the comparable periods in 2018. Excluding the gross margin and SG&A items discussed above and summarized in the table below, Adjusted Operating Income (a non-GAAP measure) was $3.4 million for the three months ended September 30, 2019, compared to Adjusted Operating Income of $8.6 million for the three months ended September 30, 2018.  We believe the decrease from the prior period was driven by higher adjusted SG&A in this year’s third quarter in addition to the impact of the network security incident in August 2019 and soft sales in July 2019.  Adjusted Operating Income was $5.4 million for the nine months ended September 30, 2019, compared to Adjusted Operating Income of $13.5 million for the nine months ended September 30, 2018. The decrease in Adjusted Operating Income for the year to date was driven by the impact of tariffs on margin during the first quarter of 2019, costs related to new stores, soft sales early in the third quarter and the network security incident in August 2019.

We believe that the following items set forth in the table below  can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Operating Income (Loss), as reported (GAAP)	$2,179	$6,695	$(2,620)	$4,336

Gross Margin Items:
Antidumping Adjustments [1]	780	(2,822)	780	(4,948)
HTS Classification Adjustments [2]	—	—	(779)	—
Gross Margin Subtotal	780	(2,822)	1	(4,948)

SG&A Items:
Accrual for Legal Matters and Settlements [3]	—	—	4,575	2,951
Legal and Professional Fees [4]	408	2,991	3,403	9,382
All Other [5]	—	1,769	—	1,769
SG&A Subtotal	408	4,760	7,978	14,102

Adjusted Operating Income (a non-GAAP measure)	$3,367	$8,633	$5,359	$13,490

1,2,3,4,5    See the Gross Profit and SG&A sections above for more detailed explanations of these individual items.

Other Expense

We had other expense of $0.9 million and $3.3 million in the three and nine months ended September 30, 2019, respectively, and other expense of $0.5 million and $1.2 million in the three and nine months ended September 30, 2018, respectively. The expense in both years primarily reflected interest on borrowings on our Revolving Loan.

Provision for Income Taxes

We have a full valuation allowance recorded against our net deferred tax assets which effectively offsets our federal taxes at the statutory rate of 21%. However, we recorded a tax expense each period for income taxes incurred in certain state and foreign jurisdictions resulting in an effective tax rate of 17.7% and (14.4)%, respectively, for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, the resulting effective tax rate was 3.6% and 20.0%, respectively.

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

Diluted Earnings per Share

Net income for the three months ended September 30, 2019 was $1 million, or $0.04 per diluted share, compared to net income of $5.9 million, or $0.21 per diluted share, for the three months ended September 30, 2018. Net loss for the first nine months of 2019 was $6.7 million, resulting in a loss of $0.23 per diluted share, compared to net income of $2.5 million, or $0.09 per diluted share, for the first nine months of 2018.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements are for capital expenditures to maintain and grow our business, for legal settlements, for working capital, and for general corporate purposes. Our principal sources of liquidity at September 30, 2019 were cash from our ongoing operations, $5.6 million of cash and cash equivalents on our balance sheet and $108 million of availability under our Revolving Loan.  As September 30, 2019, the outstanding balance on the FILO Term Loan was $25 million. As of September 30, 2019, the outstanding balance on the Revolving Loan was $64.5 million and it carried an average interest rate of 3.7%.

The DOJ and SEC settlements, discussed in Note 8 of this Form 10-Q, totaled $33 million and were paid in the second quarter of 2019 along with other, smaller settlements.  Additionally, we anticipate funding $1 million of the cash portion of the expected settlement of the Gold Litigation upon the court’s preliminary approval; the remaining $13 million of the cash portion is expected to be paid subsequent to the court’s final approval

On March 29, 2019, we amended our Prior Credit Agreement to add incremental borrowing capacity of up to $50 million and to extend the maturity to 2024, which is described more fully in Note 5 to the condensed consolidated financial statements.

We currently expect capital expenditures for 2019 to total between $15 million and $17 million, but we will continue to assess and adjust our level of capital expenditures based on changing circumstances.  Included in our capital requirement for 2019, is the funding to open 11 stores, remodel and/or relocate some existing stores, IT investments and meeting any obligations related to the relocation of our corporate headquarters.

Although certain matters remain outstanding, we have taken significant steps to eliminate uncertainty associated with legal and regulatory matters previously discussed. We believe that cash flows from operations, together with liquidity sources mentioned above, will be sufficient to fund our settlements, operations and anticipated capital expenditures. for the next 12 months. We prepare our forecasted cash flow and liquidity estimates based on assumptions that we believe to be reasonable, but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Merchandise Inventories

Merchandise inventories at September 30, 2019 decreased $11 million from December 31, 2018, as we have sold through merchandise that was purchased in advance of the 25% tariff on purchases of Chinese goods. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of September 30, 2019	As of December 31, 2018	As of September 30, 2018
	(in thousands)
Inventory – Available for Sale	$278,144	$275,036	$267,855
Inventory – Inbound In-Transit	28,737	43,236	36,810
Total Merchandise Inventories	$306,881	$318,272	$304,665

Available Inventory Per Store	$664	$666	$655

Available inventory per store at September 30, 2019 was slightly lower than at December 31, 2018 and higher than at September 30, 2018. The increase in inventory compared to September 30, 2018 was primarily due higher average cost of inventory from tariffs as well as expanding our engineered assortment with new looks to meet customer demand. Including the effects of tariffs, we expect inventory to be in the range of $310 million to $320 million through the balance of the year.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons, and specific merchandise category planning.

Cash Flows

Operating Activities. Net cash used by operating activities was $17 million for the nine months ended September 30, 2019 and $26 million for the nine months ended September 30, 2018.  In 2019, a payment of $33 million to settle the government investigations was the primary use of cash.  It was offset in part by a reduction in inventory as we sold through inventory purchased late in 2018 in advance of the announced higher tariff.  Net cash used in operating activities in the first nine months of 2018 was negative primarily due to a $45 million increase in inventory purchases, which was the result of a purposeful build of inventory to enhance the Company’s in-stock position at the store level. This was partially offset by increases in accounts payable and customer deposits.

Investing Activities. Net cash used in investing activities was $13 million and $10 million, respectively, for the nine months ended September 30, 2019 and 2018, respectively. Net cash used in investing activities in both nine month periods were primarily related to new store openings and our information technology initiatives; the current year also had investments related to the new Corporate headquarters.

Financing Activities. Net cash provided by financing activities was $23 million and $27 million for the nine months ended September 30, 2019 and 2018, respectively.  The increase was primarily due to net borrowings on our revolving credit facility during the nine months ended September 30, 2019 and 2018, respectively, to settle the government investigations (2019) and legal settlements and to build inventory (2018).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our Credit Agreement are exposed to interest rate risk due to the variable rate of the facility, and the expected transition from the LIBOR reference rate in 2021. As of September 30, 2019, we had $64.5 million outstanding under the Revolving Credit Facility and $25 million outstanding under the FILO Term Loan.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2019.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2019 due to the material weakness in internal control over financial reporting related to the classification of imported products identified in the annual report on Form 10-K for the year ended December 31, 2018, as described below.

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

Remediation of Material Weakness.  Management has been actively engaged in developing and implementing a remediation plan to address the material weakness noted above. The remediation actions we are taking and expect to take will include designing a process whereby 1) complete product specifications have been documented in a consistent manner, 2) review processes are consistently applied for newly created products, and 3) review processes are added to sample previously assigned codes to ensure continued applicability.  Employees hired as part of this process will have the requisite experience and expertise with customs and duties.  Management will also provide regular reporting on remediation measures to the Audit Committee of the board of directors.

Management believes that these efforts will effectively remediate the material weakness.  We have implemented the activities noted above with controls in place as of the third quarter of 2019.  However, the material weakness in our internal control over financial reporting will not be considered remediated until the new controls are in operation for a sufficient period of time and tested and concluded by management to be designed and operating effectively. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary. Accordingly, the material weakness in our internal controls over financial reporting over the classification of imported products under the Harmonized Tariff System had not been fully remediated as of September 30, 2019.

During the fourth quarter of 2019, management expects to complete testing and evaluate the implementation of the new processes established as a result of the remediation plans, and the related internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements. Notwithstanding the identified material weaknesses, management believes the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at September 30, 2019 and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the period ended September 30, 2019.

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

On September 30, 2019, the parties finalized a settlement agreement that is consistent with the terms of the Memorandum of Understanding previously disclosed by the Company, which would resolve the Gold Litigation on a nationwide basis. Under the terms of the settlement agreement, the Company will contribute $14 million in cash and provide $14 million in store-credit vouchers, with a potential additional $2 million in store-credit vouchers based on obtaining a claim’s percentage of more than 7%, for an aggregate settlement of up to $30 million. The settlement agreement is subject to certain contingencies, including court approvals. The settlement agreement makes clear that the settlement does not constitute or include an admission by the Company of any fault or liability and the Company does not admit any fault, wrongdoing or liability. There can be no assurance that a settlement will be finalized and approved by the court or as to the ultimate outcome of the litigation. If the settlement agreement is not approved by the court, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, success on the merits. The Company has notified its insurance carriers and continues to pursue coverage, but the insurers to date have denied coverage. As the insurance claim is still pending, the Company has not recognized any insurance recovery related to the Gold Litigation.

The Company recognized a charge to earnings of $28 million within selling, general and administrative expense during the fourth quarter of 2018 with the offset in the caption “Accrual for Legal Matters and Settlements Current” on its condensed consolidated balance sheet related to this settlement as of December 31, 2018. If the settlement agreement is not approved by the court or the Company incurs additional losses with respect to the Bamboo Flooring Litigation (as defined below), the actual losses that may result from these actions may exceed this amount. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

In addition, there are a number of individual claims and lawsuits alleging damages involving Strand Bamboo Product (the “Bamboo Flooring Litigation”). While the Company believes that a loss associated with the Bamboo Flooring Litigation is reasonably possible, the Company is unable to reasonably estimate the amount or range of possible loss. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity. The Company disputes the claims in the Bamboo Flooring Litigation and intends to defend such matters vigorously.

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

On November 8, 2018, an individual filed a Notice of Appeal in the United States Court of Appeals for the Fourth Circuit (the “Appeals Court”) challenging the settlement. On December 14, 2018, another individual filed a Notice of Appeal in the Appeals Court. Subsequently, the Appeals Court consolidated both appeals and briefing is now complete. Vouchers, which generally have a three-year life, will be distributed by the administrator upon order of the Virginia Court. At December 31, 2018, the Company’s obligations related to Formaldehyde MDL and Abrasion MDL consisted of a short-term payable of $35.5 million with $14 million expected to be satisfied by the issuance of vouchers.

If the appeals were to result in the settlement being set aside, the Company would receive $21.5 million back from the escrow agent. Accordingly, the Company has accounted for the payment of $21.5 million as a deposit in the accompanying condensed consolidated financial statements. The Company has no liability accrued related to the appeals.

In addition to those purchasers who elected to opt out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”). Certain of these Related Laminate Matters were settled in 2019 and 2018. The Company recognized charges to earnings of $0.4 million and $2.9 million for the nine months ended September 30, 2019 and 2018, respectively, within selling, general and administrative expenses for these Related Laminate Matters.  As of September 30, 2019, the remaining accrual related to these matters was $0.1 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on the condensed consolidated balance sheet.  While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

Employment Cases

Mason Lawsuit

In August  2017, Ashleigh Mason, Dan Morse, Ryan Carroll and Osagie Ehigie filed a purported class action lawsuit in the United States District Court for the Eastern District of New York on behalf of all current and former store managers, store managers in training, installation sales managers and similarly situated current and former employees (collectively, the “Mason Putative Class Employees”) alleging that the Company violated the Fair Labor Standards Act (“FLSA”) and New York Labor Law (“NYLL”) by classifying the Mason Putative Class Employees as exempt. The alleged violations include failure to pay for overtime work. The plaintiffs sought certification of the Mason Putative Class Employees for (i) a collective action covering the period beginning three years prior to the filing of the complaint (plus a tolling period) through the disposition of this action for the Mason Putative Class Employees nationwide in connection with FLSA and (ii) a class action covering the period beginning six years prior to the filing of the complaint (plus a tolling period) through the disposition of this action for members of the Mason Putative Class Employees who currently are or were employed in New York in connection with NYLL. The plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, the plaintiffs seek class certification, unspecified amounts for unpaid wages and overtime wages, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages (the “Mason matter”).

In November 2018, the plaintiffs filed a motion requesting conditional certification for all store managers and store managers in training who worked within the federal statute of limitations period.  In May 2019, the magistrate judge granted plaintiffs’ motion for conditional certification.  The Company filed objections to the magistrate judge’s class certification decision with the district judge.  The district judge denied the Company’s objections in August 2019.  The litigation is currently in the discovery stage, which closes in March 2020.

The Company disputes the Mason Putative Class Employees’ claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action and therefore no accrual has been made related to this. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

Kramer Lawsuit

In November 2017, Robert J. Kramer, on behalf of himself and all others similarly situated (collectively, the “Kramer Plaintiffs”) filed a purported class action lawsuit in the Superior Court of California, County of Sacramento on behalf of all current and former store managers, all others with similar job functions and/or titles and all current and former employees classified as non-exempt or incorrectly classified as exempt and who worked for the Company in the State of California (collectively, the “CSM Employees”) alleging violation of the California Labor Code including, among other items, failure to pay wages and overtime and engaging in unfair business practices (the “Kramer matter”). The Kramer Plaintiffs seek certification of the CSM Employees for a class action covering the prior four-year period prior to the filing of the complaint through the disposition of this action for the CSM Employees who currently are or were employed in California (the “California SM Class”). On or about February 19, 2019, the Kramer Plaintiffs filed a first amended complaint adding a claim for penalties under the California Private Attorney General Act for the same substantive alleged violations asserted in the Complaint. The Kramer Plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, the Kramer Plaintiffs seek unspecified amounts for unpaid wages and overtime wages, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages.

On September 9, 2019, the Company entered into an agreement to settle the Kramer matter, consistent with the terms of the Memorandum of Understanding previously disclosed by the Company.  Under the terms of the settlement agreement, the Company will pay $4.75 million to settle the claims asserted in the Kramer matter (or which could have been asserted in the Kramer matter) on behalf of all current and/or former store managers and store managers in training employed by the Company at any time between November 17, 2013 and September 19, 2019.  The settlement agreement was preliminarily approved by the court on September 19, 2019 and a hearing for a final approval has been set for January 17, 2020.  The settlement agreement is subject to certain contingencies, including court approval. There can be no assurance that a settlement will be finalized and approved by the court or as to the ultimate outcome of the litigation. If the settlement agreement is not approved by the court, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, class certification and success on the merits. If the settlement agreement is not approved by the court, the Kramer matter could have a material adverse effect on the Company’s financial condition and results of operations. The Company recognized a net charge to earnings of approximately $4.75 million within selling general and administrative expense in its second quarter 2019 financial statements.

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

The DOC initiated the fifth annual review of AD and CVD rates in February 2017. The AD review covers shipments from December 1, 2015 through November 30, 2016. The CVD review covers shipments from January 1, 2015 through December 31, 2015. In June 2018, the DOC issued the final CVD rate in the fifth review, which was a maximum of 0.85% (with one company having a maximum rate of 0.11%). In July 2018, the DOC issued the final AD rate in the fifth review, which was a maximum of 0.00% and, the Company recorded a receivable in the amount of $2.6 million in other current assets in its balance sheet. In connection with the issuance of the final CVD rate, with one company having a maximum rate of 0.11%, the Company recorded a receivable of less than $100 thousand.

The DOC initiated the sixth annual review of AD and CVD rates in February 2018. The AD review covers shipments from December 1, 2016 through November 30, 2017. The CVD review covers shipments from January 1, 2016 through December 31, 2016. In July 2019, the DOC issued the final AD rate in the sixth annual review, which was a maximum of 42.57%, and the final CVD rate in the sixth annual review, which was a maximum of 3.2%. With the finalization of the AD rate for the sixth annual review, the Company recorded a liability of $0.8 million during the third quarter of 2019 with a corresponding reduction in cost of sales.  The Company has appealed the final AD rate ruling.

The DOC initiated the seventh annual review of the AD and CVD rates in March 2019, which is expected to follow the same schedule as the preceding reviews.  In September 2019, the DOC extended the deadline for the preliminary AD rates to January 31, 2020.  The preliminary CVD rates are expected to be issued on December 13, 2019.  The AD review covers shipments from December 1, 2017 through November 30, 2018. The CVD review covers shipments from January 1, 2017 through December 31, 2017.

Outstanding AD and CVD duties are subject to interest based on the IRS quarterly published rate. The Company has recorded a net $0.2 million of interest income  through the line item Other Expense on the Statement of Operations during  the  nine months ended September 30, 2019.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect or business, financial condition and/or results of operations. We do not believe there have been any material changes to those risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2018.  We have updated the risk factor previously reported in our annual report on Form 10-K for the year ended December 31, 2018 below to reflect the occurrence of the network incident.

If our management information systems, including our website or our call center, experience disruptions, it could disrupt our business and reduce our net sales.

We depend on our management information systems to integrate the activities of our stores, website and call center, to process orders, to respond to customer inquiries, to manage inventory, to purchase merchandise and to sell and ship goods on a timely basis.  We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes.  We may incur significant expenses in order to repair any such operational problems.  Any significant disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, which could result in delays in the delivery of products to our stores and customers or lost sales.  For example, as we previously disclosed in August 2019, we experienced a malicious network security incident that prevented access to several of our information technology systems and data within our networks.  Based on the nature of the network security incident, the impact on our information technology systems and the results of the forensic IT analysis, we do not believe confidential customer, employee or company data was lost or disclosed, but we continue to monitor the situation.  Incident costs are expected to go higher as further analysis of the causes and the remediation continues.  Moreover, our entire corporate network, including our telephone lines, is on an Internet-based network, which is vulnerable to certain risks and uncertainties, including changes in the required technology interfaces, website downtime and other technical failures, security breaches and customer privacy concerns.  Accordingly, if our network is disrupted or if we cannot successfully maintain our website and call center in good working order, we may experience delayed communications within our operations and between our customers and ourselves, and may not be able to communicate at all via our network, including via telephones connected to our network.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended September 30, 2019 (in thousands, except per share amounts):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[1]	per Share[1]	Programs[2]	Programs[2]
July 1, 2019 to July 31, 2019	—	—	—	—
August 1, 2019 to August 31, 2019	—	—	—	—
September 1, 2019 to September 30, 2019	—	—	—	—
Total	—	—	—	—

[1]

We repurchased 3,677 shares of our common stock, at an average price of $8.23, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended September 30, 2019.

[2]

Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively, and are currently indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. At September 30, 2019, we had approximately $14.7 million remaining under this authorization.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Class Action Settlement in the Kramer Litigation dated September 9, 2019 by and between the Plaintiffs in the Kramer Litigation and Lumber Liquidators, Inc.

10.2	Agreement of Compromise and Settlement in the Gold Litigation dated September 30, 2019 by and between the Plaintiffs in the Gold Litigation and Lumber Liquidators, Inc.

10.3

Offer Letter Agreement with Nancy A. Walsh, dated August 9, 2019 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed August 19, 2019 (File No. 001-33767), and incorporated by reference)

10.4

Severance Agreement, effective as of September 9, 2019, between the Company and Nancy A. Walsh (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed August 19, 2019 (File No. 001-33767), and incorporated by reference)

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

101

The following financial statements from the Company’s Form 10‑Q for the quarter ended September 30, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMBER LIQUIDATORS HOLDINGS, INC.
(Registrant)

Date: November 5, 2019	By:	/s/ Nancy A. Walsh
Nancy A. Walsh
Chief Financial Officer and Senior Vice President (Principal Financial Officer)