Form 10-Q
period 2020-03-31
Lumber Liquidators Holdings, Inc.
filed 2020-05-28
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33767

Lumber Liquidators Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1310817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4901 Bakers Mill Lane Richmond, Virginia	23230
(Address of Principal Executive Offices)	(Zip Code)

(804) 463-2000

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

As of May 20, 2020, there are 28,815,050 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10‑Q

For the quarter ended March 31, 2020

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31,	December 31,
	2020	2019
Assets
Current Assets:
Cash and Cash Equivalents	$22,424	$8,993
Merchandise Inventories	269,636	286,369
Prepaid Expenses	6,053	8,288
Income Tax Receivable	1,972	—
Deposit for Legal Settlement	21,500	21,500
Tariff Recovery Receivable	27,157	27,025
Other Current Assets	5,995	6,938
Total Current Assets	354,737	359,113
Property and Equipment, net	98,471	98,733
Operating Lease Right-of-Use Assets	120,070	121,796
Goodwill	9,693	9,693
Other Assets	6,848	6,674
Total Assets	$589,819	$596,009

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$68,634	$59,827
Customer Deposits and Store Credits	37,836	41,571
Accrued Compensation	9,937	11,742
Sales and Income Tax Liabilities	4,657	7,225
Accrual for Legal Matters and Settlements - Current	67,466	67,471
Operating Lease Liabilities - Current	31,383	31,333
Other Current Liabilities	18,841	18,937
Total Current Liabilities	238,754	238,106
Other Long-Term Liabilities	14,011	13,757
Operating Lease Liabilities - Long-Term	98,916	100,470
Deferred Tax Liability	804	426
Credit Agreement	64,000	82,000
Total Liabilities	416,485	434,759

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 30,105 and 29,958 shares issued and 28,812 and 28,714 shares outstanding, respectively)	30	30
Treasury Stock, at cost (1,293 and 1,245 shares, respectively)	(142,630)	(142,314)
Additional Capital	218,736	218,616
Retained Earnings	98,733	86,498
Accumulated Other Comprehensive Loss	(1,535)	(1,580)
Total Stockholders’ Equity	173,334	161,250
Total Liabilities and Stockholders’ Equity	$589,819	$596,009

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019

Net Sales
Net Merchandise Sales	$238,782	$237,899
Net Services Sales	28,592	28,321
Total Net Sales	267,374	266,220
Cost of Sales
Cost of Merchandise Sold	140,745	151,425
Cost of Services Sold	21,657	21,184
Total Cost of Sales	162,402	172,609
Gross Profit	104,972	93,611
Selling, General and Administrative Expenses	96,207	97,032
Operating Income (Loss)	8,765	(3,421)
Other Expense	883	1,290
Income (Loss) Before Income Taxes	7,882	(4,711)
Income Tax (Benefit) Expense	(4,353)	213
Net Income (Loss)	$12,235	$(4,924)
Net Income (Loss) per Common Share—Basic	$0.43	$(0.17)
Net Income (Loss) per Common Share—Diluted	$0.42	$(0.17)
Weighted Average Common Shares Outstanding:
Basic	28,739	28,646
Diluted	28,853	28,646

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019

Net Income (Loss)	$12,235	$(4,924)
Other Comprehensive Income:
Foreign Currency Translation Adjustments	45	117
Total Other Comprehensive Income	45	117
Comprehensive Income (Loss)	$12,280	$(4,807)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

								Total
	Common Stock		Treasury Stock		Additional	Retained		Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	AOCL	Equity

January 1, 2019	28,627	$32	2,951	$(141,828)	$213,744	$76,835	$(1,385)	$147,398
Stock-Based Compensation Expense	—	—	—	—	1,054	—	—	1,054
Release of Restricted Shares	55	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	28	(329)	—	—	—	(329)
Translation Adjustment	—	—	—	—	—	—	117	117
Net Loss	—	—	—	—	—	(4,924)	—	(4,924)
March 31, 2019	28,682	$32	2,979	$(142,157)	$214,798	$71,911	$(1,268)	$143,316

January 1, 2020	28,714	$30	1,245	$(142,314)	$218,616	$86,498	$(1,580)	$161,250
Stock-Based Compensation Expense	—	—	—	—	120	—	—	120
Release of Restricted Shares	98	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	48	(316)	—	—	—	(316)
Translation Adjustment	—	—	—	—	—	—	45	45
Net Income	—	—	—	—	—	12,235	—	12,235
March 31, 2020	28,812	$30	1,293	$(142,630)	$218,736	$98,733	$(1,535)	$173,334

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net Income (Loss)	$12,235	$(4,924)
Adjustments to Reconcile Net Income (Loss):
Depreciation and Amortization	4,493	4,312
Deferred Income Taxes Provision	378	—
Stock-Based Compensation Expense	120	1,033
Provision for Inventory Obsolescence Reserves	452	177
(Gain) Loss on Disposal of Fixed Assets	(743)	53
Changes in Operating Assets and Liabilities:
Merchandise Inventories	16,379	17,098
Accounts Payable	9,055	(16,932)
Customer Deposits and Store Credits	(3,735)	7,426
Prepaid Expenses and Other Current Assets	1,998	(4,059)
Accrual for Legal Matters and Settlements	—	350
Other Assets and Liabilities	(4,667)	1,943
Net Cash Provided by Operating Activities	35,965	6,477

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(4,480)	(3,247)
Other Investing Activities	306	17
Net Cash Used in Investing Activities	(4,174)	(3,230)

Cash Flows from Financing Activities:
Borrowings on Credit Agreement	8,000	13,000
Payments on Credit Agreement	(26,000)	(11,000)
Other Financing Activities	(316)	(727)
Net Cash (Used in) Provided by Financing Activities	(18,316)	1,273
Effect of Exchange Rates on Cash and Cash Equivalents	(44)	1,005
Net Increase in Cash and Cash Equivalents	13,431	5,525
Cash and Cash Equivalents, Beginning of Period	8,993	11,565
Cash and Cash Equivalents, End of Period	$22,424	$17,090

Supplemental disclosure of non-cash operating and financing activities:
Tenant Improvement Allowance for Leases	$(496)	$(146)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except per share amounts)

Note 1.       Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hard-surface flooring, and hard-surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, resilient vinyl, waterproof vinyl plank and porcelain tile flooring direct to the consumer. The Company features renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. The Company also provides in-home delivery and installation services to its customers. The Company primarily sells to homeowners or to contractors on behalf of homeowners through a network of store locations in metropolitan areas. As of March 31, 2020, the Company’s stores spanned 47 states in the United States (“U.S.”) and included eight stores in Canada. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its customer relationship center in Richmond, Virginia and its website, LLFlooring.com.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10‑Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements.  However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report filed on Form 10‑K for the year ended December 31, 2019.

The condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Results of operations for the three months ended March 31, 2020 are not necessarily indicative of future results to be expected for the full year due to a number of factors, including seasonality and general economic conditions that may impact sales for the remainder of fiscal 2020.

Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the COVID-19 pandemic.  The Company is uncertain of the magnitude of the adverse impact of the COVID-19 pandemic to its sales, supply chain, and distribution as well as to the overall economy and consumer spending, including the construction-renovation industry.  The Company currently anticipates that disruptions resulting from COVID-19 will have a material negative impact on its sales and results of operations, financial position, and cash flows during 2020.

While these potential negative effects will not be fully reflected in the Company's results of operations and overall financial performance until future periods, the Company has already experienced an impact to financial results due to the COVID-19 pandemic.  Most notably, starting as of the week of March 22, 2020 the Company closed as many as 56 stores for a period of time while all other stores operated under reduced hours and/or warehouse-only conditions, offering curbside pickup and job site delivery for our Pro and DIY customers.  The Company’s comparable store sales results were down from the prior year by approximately 45% in the last week of the month of March.  As of the date of this report, in compliance with local and state regulatory orders, approximately 60% of our stores are fully operational, approximately 25% are scheduling appointments to allow customers to visit our showrooms, and approximately 15% are utilizing our warehouse-only model, while less than 10 stores remain closed.

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

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or net realizable value. The method by which amounts are removed from inventory is weighted average cost. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form.  The Company relies on a select group of international and domestic suppliers to provide imported flooring products that meet the Company’s specifications.  In 2019, approximately 46% of the Company’s product was sourced from China.  The Company is subject to risks associated with obtaining products from abroad, including disruptions or delays in production, shipments, delivery or processing, including due to the COVID-19 pandemic.  While the Company is uncertain as to the full impact of COVID-19 to the supply chain, the Company is executing contingency plans to minimize anticipated and potential disruptions to supply chain, domestic distribution centers and store operations.

Included in merchandise inventories are tariff related costs, including Section 301 tariffs.  In late 2019, with an additional update in the first quarter 2020, the United States Trade Representative (“USTR”) ruled on a request made by certain interested parties, including the Company, and retroactively excluded certain flooring products imported from China from the Section 301 tariffs.  The tariff exclusions are currently scheduled to expire in August 2020.  Approximately 46% of the Company’s product was subject to Section 301 tariffs through most of 2019, but that declined to approximately 10% to 15% following the November 2019 exclusion on click vinyl and engineered products granted by the USTR.  As of March 31, 2020, the Company has recorded a $27 million receivable related to these tariffs in the caption “Tariff Recovery Receivable” on the condensed consolidated balance sheets and expects to receive payments by the end of 2020.

Recognition of Net Sales

The Company generates revenues primarily by retailing merchandise in the form of hard-surface and porcelain flooring and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Sales occur through a network of 420 stores, which spanned 47 states including eight stores in Canada, at March 31, 2020. In addition, both the merchandise and services can be ordered through a call center and from the Company’s website, LLFlooring.com. The Company’s agreements with its customers are of short duration (less than a year) and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

Revenue is based on consideration specified in a contract with a customer and excludes any sales incentives from vendors and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer or performing services for a customer.  Revenues from installation and freight services are recognized when the delivery is made or the installation is complete, which approximates the recognition of revenue over time due to the short duration of service provided. The price of the Company’s merchandise and services is specified in the respective contract and detailed on the invoice agreed to with the customer including any discounts. The Company generally requires customers to pay a deposit, equal to approximately half of the retail sales value, when ordering merchandise not regularly carried in a given location or not currently in stock. In addition, the Company generally does not extend credit to its customers with payment due in full at the time the customer takes possession of merchandise or when the service is provided. Customer payments and deposits received in advance of the customer taking possession of the merchandise or receiving the services are recorded as deferred revenues in the accompanying condensed consolidated balance sheet caption “Customer Deposits and Store Credits.”

The following table shows the activity in this account for the periods noted:

	Three Months Ended March 31,
	2020	2019
Customer Deposits and Store Credits, Beginning Balance	$(41,571)	$(40,332)
New Deposits	(280,852)	(291,833)
Recognition of Revenue	267,374	266,220
Sales Tax included in Customer Deposits	16,681	16,781
Other	532	1,531
Customer Deposits and Store Credits, Ending Balance	$(37,836)	$(47,633)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 90 days.  Due to the impact of COVID-19, the Company has temporarily extended its return policy an additional 60 days starting in March 2020. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels, and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company reduces revenue by the amount of expected returns and records it within accrued expenses and other on the condensed consolidated balance sheet.  The Company continues to estimate the amount of returns based on historical data. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the “Other Current Assets” caption of the accompanying condensed consolidated balance sheet. This amount was $1.1 million at March 31, 2020. The Company recognizes sales commissions as incurred since the amortization period is less than one year.

In total, the Company offers hundreds of different flooring products; however, no single flooring product represented a significant portion of its sales mix. By major product category, the Company’s sales mix was as follows:

	Three Months Ended March 31,
	2020		2019
Manufactured Products [1]	$119,052	44%	$110,450	41%
Solid and Engineered Hardwood	76,622	29%	81,817	31%
Moldings and Accessories and Other	43,108	16%	45,632	17%
Installation and Delivery Services	28,592	11%	28,321	11%
Total	$267,374	100%	$266,220	100%

1     Includes laminate, vinyl, engineered vinyl plank and porcelain tile.

Cost of Sales

Cost of sales includes the cost of products sold, including tariffs, the cost of installation services, and transportation costs from vendors to the Company’s distribution centers or store locations. It also includes transportation costs from distribution centers to store locations, transportation costs for the delivery of products from store locations to customers, certain costs of quality control procedures, warranty and customer satisfaction costs, inventory adjustments including obsolescence and shrinkage, and costs to produce samples, which are net of vendor allowances.

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

Note 3.       Stockholders’ Equity

Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2020	2019
Net Income (Loss)	$12,235	$(4,924)
Weighted Average Common Shares Outstanding—Basic	28,739	28,646
Effect of Dilutive Securities:
Common Stock Equivalents	114	—
Weighted Average Common Shares Outstanding—Diluted	28,853	28,646
Net Income (Loss) per Common Share—Basic	$0.43	$(0.17)
Net Income (Loss) per Common Share—Diluted	$0.42	$(0.17)

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Stock Options	676	688
Restricted Shares	277	408

Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to $150 million of the Company’s common stock. At March 31, 2020, the Company had approximately $14.7 million remaining under this authorization. The Company has not repurchased any shares of its common stock under this program in more than three years.

Note 4.       Stock-based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

		Restricted Stock
	Stock Options	Awards
Options Outstanding/Nonvested RSAs, December 31, 2019	693	911
Granted	170	273
Options Exercised/RSAs Released	—	(147)
Forfeited	(78)	(159)
Options Outstanding/Nonvested RSAs, March 31, 2020	785	878

The Company granted a target of 67,091 performance-based RSAs with a grant date fair value of $0.7 million during the three months ended March 31, 2020 and a target of 100,281 performance-based RSAs with a grant date fair value of $1.1 million during the three months ended March 31, 2019. The 2020 performance-based RSAs were awarded to certain members of senior management in connection with the achievement of specific key financial metrics and a relative total shareholder return multiple measured over a three-year period and also vest over a three-year period. The number of 2020 performance-based awards that will ultimately vest is contingent upon the achievement of these key financial metrics and the results of the relative total shareholder return multiple by the end of year three.  The 2019 performance-based RSAs were awarded to certain members of senior management in connection with the achievement of specific key financial metrics measured over a two-year period and vest over a three-year period.  The number of 2019 performance-based awards that will ultimately vest is contingent upon the achievement of these key financial metrics by the end of year two.  The Company assesses the probability of achieving these metrics on a quarterly basis. For these awards, the Company recognizes the fair value expense ratably over the performance and vesting period. These awards are included above in RSAs Granted.

Note 5.      Credit Agreement

The Company has a credit agreement (the “Credit Agreement”) with Bank of America, N.A. and Wells Fargo Bank, National Association (the “Lenders”). Under the Credit Agreement, the maximum amount of borrowings under the revolving credit facility (the “Revolving Credit Facility”) was $175 million and there is a first in-last out $25 million term loan (the “FILO Term Loan”) for a total of $200 million, subject to the borrowing bases described below. The Company also has the option to increase the Revolving Credit Facility to a maximum total amount of $225 million, subject to the satisfaction of the conditions to such increase as specified in the Credit Agreement.

As of March 31, 2020, a total of $39 million was outstanding under the Revolving Credit Facility and $25 million was outstanding under the FILO Term Loan.  As of March 31, 2020 there was $109 million of availability under the Revolving Credit Facility.  The Company also had $3.8 million in letters of credit which reduces its remaining availability.

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

Prior to a temporary increase discussed below, the Revolving Credit Facility is available to the Company up to the lesser of (1) $175 million or (2) a revolving borrowing base equal to the sum of specified percentages of the Company’s eligible inventory (including eligible in-transit inventory), eligible credit card receivables, and eligible owned real estate, less certain reserves, all of which are defined by the terms of the Credit Agreement (the “Revolving Borrowing Base”).  If the outstanding FILO Term Loan exceeds the FILO Borrowing Base (as defined in the Credit Agreement), the amount of such excess reduces availability under the Revolving Borrowing Base.

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

On April 17, 2020, the Company entered into a First Amendment to the Credit Agreement (the “Amendment”) with the Lenders. The execution of the Amendment, among other things, temporarily increases the maximum amount of borrowings under the Revolving Credit Facility from $175 million to $212.5 million until August 30, 2020. The total size of the Credit Agreement increased to $237.5 million, inclusive of the $25 million FILO Term Loan. The maturity date of the Credit Agreement remains March 29, 2024.

The Amendment permanently increased the margin for LIBOR Rate Loans (as defined in the Amendment) to (i) 2.50% to 3.00% over the applicable LIBOR Rate (as defined in the Amendment) with respect to Revolving Loans (as defined in the Amendment) and (ii) 3.75% to 4.50% over the applicable LIBOR Rate with respect to FILO Term Loans (as defined in the Amendment), in each case (for one, two, three or six month interest periods as selected by the Company) depending on the Company’s average daily excess borrowing availability under the Revolving Credit Facility during the most recently completed fiscal quarter.  The Amendment also permanently increased the unused commitment fee of 0.25% per annum to 0.50% per annum on the average daily unused amount of the Revolving Credit Facility during the most recently completed calendar quarter.

Except as set forth in the Amendment, all other terms and conditions of the Credit Agreement remain in place.

Note 6.       Income Taxes

The Company calculates its quarterly tax provision pursuant to the guidelines in Accounting Standards Codification ("ASC") 740-270 "Income Taxes." Generally, ASC 740-270 requires companies to estimate the annual effective tax rate for current year ordinary income. The estimated annual effective tax rate represents the best estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision. Due to the current disruption in the economy related to the COVID-19 pandemic and the impact this has on making a reliable estimate of the annual effective tax rate as of the current reporting period, the Company has applied the actual year-to-date effective tax rate for the current period tax provision.

The CARES Act (the “Act”) was enacted on March 27, 2020.  The Act retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019 and 2020 to be carried back for five years. The Company recorded an income tax benefit of $4.7 million in the first quarter associated with the income tax components contained in the Act. As of March 31, 2020, the Company has completed an initial analysis of the tax effects of the Act but continues to monitor developments by federal and state rulemaking authorities regarding implementation of the Act. The Company has made reasonable estimates of the effects of the Act and will adjust, if needed, as new laws or guidance becomes available.

For the three months ended March 31, 2020, the Company recognized an income tax benefit of $4.4 million, which represented an effective tax rate of (55.2)%. For the three months ended March 31, 2019, the Company recognized income tax expense of $0.2 million, which represented an effective tax rate of (4.5)%. The income tax benefit for the three months ended March 31, 2020 included the impact of the enactment of the Act, as discussed above.

The Company has a full valuation allowance recorded against its net deferred tax assets of $27 million.  The Company intends to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of any reduction in the Company’s valuation allowance are unknown at this time and will be subject to the earnings level it achieves in future periods.

Note 7.       Commitments and Contingencies

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

Notice has been disseminated to the class members by the settlement administrator and a Final Approval and Settlement Hearing is currently scheduled for September 24, 2020. The settlement agreement is subject to certain contingencies, including court approval. There can be no assurance that a settlement will be finalized and approved by the court at the Final Approval and Settlement Hearing or as to the ultimate outcome of the litigation.

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

The Company recognized a charge to earnings of $28 million within selling, general and administrative expense during the fourth quarter of 2018 as its loss became probable and estimable. As of March 31, 2020, the remaining accrual related to these matters was $27 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on its condensed consolidated balance sheet.  If the settlement agreement is not approved by the court or the Company incurs additional losses with respect to the Bamboo Flooring Litigation (as defined below), the actual losses that may result from these actions may exceed this amount. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

In addition to those purchasers who opted out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims, or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”).  Certain of these Related Laminate Matters were settled in 2019 and 2018, while some remain in settlement negotiations. The Company did not have any expense for this matter for the three months ended March 31, 2020. As of March 31, 2020, the remaining accrual related to these matters was $0.1 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on the condensed consolidated balance sheet. For the three months ended March 31, 2019, the Company recognized charges to earnings of $0.4 million within SG&A expenses for these Remaining Laminate Matters. While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is reasonably possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided.  If the Company incurs losses with the respect to the Opt Outs or further losses with respect to Related Laminate Matters, the ultimate resolution of these actions could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.

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

In November 2018, the plaintiffs filed a motion requesting conditional certification for all store managers and store managers in training who worked within the federal statute of limitations period.  In May 2019, the magistrate judge granted the plaintiffs’ motion for conditional certification.  The litigation is in the discovery stage, which was extended by the Court from May 2020 to December 18, 2020.

The Company disputes the Mason Putative Class Employees’ claims and continues to defend the matter vigorously.  Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from this action and therefore no accrual has been made related to this.  Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

Kramer lawsuit

In November 2017, Robert J. Kramer, on behalf of himself and all others similarly situated (collectively, the “Kramer Plaintiffs”) filed a purported class action lawsuit in the Superior Court of California, County of Sacramento on behalf of all current and former store managers, all others with similar job functions and/or titles and all current and former employees classified as non-exempt or incorrectly classified as exempt and who worked for the Company in the State of California (collectively, the “CSM Employees”) alleging violation of the California Labor Code including, among other items, failure to pay wages and overtime and engaging in unfair business practices (the “Kramer matter”).  The Company reached settlement for this matter in the third quarter of 2019. As of March 31, 2020, the remaining accrual related to this matter is $4.75 million, which is included on the condensed consolidated balance sheet within the caption “Accrual for Legal Matters and Settlements- Current.” Payment of $4.75 million was made to the settlement administrator on April 6, 2020, for distribution to class members.

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

Results by period for the Company are shown below. The column labeled ‘March 31, 2020 Receivable/Liability Balance’ represents the amount the Company would receive or pay (net of any collections or payments) as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. It does not include any initial amounts paid for AD or CVD in the current period at the in-effect rate at that time.

The Company recorded net interest expense related to antidumping of $0.1 million for the three months ended March 31, 2020, with the amount included in other expense on the condensed consolidated statements of operations.   The estimated associated interest payable and receivable for each period is not included in the table below but is included in the same financial statement line item on the Company’s condensed consolidated balance sheet as the associated liability and receivable balance for each period.

Review		Rates at which		March 31, 2020
Period	Period Covered	Company	Final Rate	Receivable/Liability
		Deposited		Balance
Antidumping
1	May 2011 through	6.78% and 3.3%	0.73%[1]	$1.3 million
	November 2012			receivable[1]
2	December 2012 through	3.30%	3.92% [2]	$4.1 million
	November 2013			liability[2]
3	December 2013 through	3.3% and 5.92%	17.37%	$4.7 million
	November 2014			liability
4	December 2014 through	5.92% and 13.74%	0.00%	Settled
November 2015
5	December 2015 through	5.92%. 13.74%. and 17.37%	0.00%	Settled
November 2016
6	December 2016 through	17.37% and 0.00%	42.57% and 0.00%[3]	$0.5 million receivable
	November 2017			$1.5 million liability[3]
7	December 2017 through	0.00%	Pending[4]	NA
November 2018
			Included on the Condensed Consolidated Balance Sheet in Other Current Assets	$0.5 million
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$1.3 million
			Included on the Condensed Consolidated Balance Sheet in Other Long-Term Liabilities	$10.3 million
Countervailing
1&2	April 2011 through	1.50%	0.83% / 0.99%	$0.2 million
	December 2012			receivable
3	January 2013 through December 2013	1.50%	1.38%	$0.05 million receivable
4	January 2014 through December 2014	1.50% and 0.83%	1.06%	$0.02 million receivable
5	January 2015 through December 2015	0.83% and 0.99%	Final at 0.11% and 0.85%[5]	$0.07 million receivable [5]
6	January 2016 through December 2016	0.99% and 1.38%	Final at 3.10% and 2.96%	$0.04 million liability [6]
7	January 2017 through December 2017	1.38% and 1.06%	Pending[7]	NA
8	January 2018 through December 2018	1.06%	Pending	NA
			Included on the Condensed Consolidated Balance Sheet in Other Current Assets	$0.1 million
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$0.3 million
			Included on the Condensed Consolidated Balance Sheet in Other Current Liabilities	$0.04 million
[1]

In the second quarter of 2018, the Court of International Trade sustained the DOC’s recommendation to reduce the rate for the first annual review period to 0.73% (from 5.92%).  As a result, the Company reversed its $0.8 million liability and recorded a $1.3 million receivable with a corresponding reduction of cost of sales during the year ended December 31, 2018.

[2]

In the second quarter of 2020, the Court of International Trade received a recommendation from the DOC to reduce the rate for the second annual review period to 3.92% (from 13.74%).  If accepted by the Court of International Trade, the Company will reverse $3.9 million of its $4.1 million liability currently recorded, with a corresponding reduction of cost of sales during the second quarter of 2020.

[3]

In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 42.57% and 0% depending on the vendor.  As a result, the Company recorded a liability of $0.8 million with a corresponding reduction of cost of sales during the year ended December 31, 2019.  The Company received payments during 2019 for its vendor with a final rate of 0% and the remaining balance of $0.5 million as of March 31, 2020 was included in other current assets on the condensed consolidated balance sheet.  The vendors with a final rate of 42.57% are under appeal and the balance of $1.5 million as of March 31, 2020 was included in other long-term liabilities on the condensed consolidated balance sheet.

[4]	In January 2020, the DOC issued a preliminary rate of 0.0% for the seventh annual review period.

[5]

In the second quarter of 2018, the DOC issued the final rates for the fifth annual review period at 0.11% and 0.85% depending on the vendor.  As a result, in the second quarter of 2018, the Company recorded a receivable of $0.07 million for deposits made at previous preliminary rates, with a corresponding reduction of cost of sales.

[6]

In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 3.1% and 2.96% depending on the vendor.  As a result, the Company recorded a liability of $0.4 million with a corresponding reduction of cost of sales during the year ended December 31, 2019.

[7]

In January 2020, the DOC issued a preliminary rate of 24.61% for the seventh annual review period.  If the preliminary rate remains at 24.61%, the Company will record a liability of $2 million in the period in which the ruling is finalized.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact on us of any of the following:

·	an overall decline in the health of the economy, the hard-surface flooring industry, the housing market and overall consumer spending, including the effects of the COVID-19 pandemic;
·	impact on sales, ability to obtain and distribute products, and employee safety and retention, including the effects of the COVID-19 pandemic;
·	obligations related to and impacts of new laws and regulations, including pertaining to tariffs and exemptions;
·	the outcomes of legal proceedings, and the related impact on liquidity;
·	reputational harm;
·	obtaining products from abroad, including the effects of COVID-19 and tariffs, as well as the effects of antidumping and countervailing duties;
·	obligations under various settlement agreements and other compliance matters;
·	disruption due to cybersecurity threats, including any impacts from a network security incident;
·	inability to open new stores, find suitable locations for our new store concept, and fund other capital expenditures;
·	inability to execute on our key initiatives or such key initiatives do not yield desired results;
·	managing growth;
·	transportation costs;
·	damage to our assets;
·	disruption in our ability to distribute our products, including due to disruptions from the impacts of severe weather;
·	operating stores in Canada and an office in China;

·	managing third-party installers and product delivery companies;
·	renewing store, warehouse, or other corporate leases;
·	having sufficient suppliers;
·	our, and our suppliers’, compliance with complex and evolving rules, regulations, and laws at the federal, state, and local level;
·	disruption in our ability to obtain products from our suppliers;
·	product liability claims;
·	availability of suitable hardwood, including due to disruptions from the impacts of severe weather;
·	sufficient insurance coverage, including cybersecurity insurance;
·	access to and costs of capital;
·	the handling of confidential customer information, including the impacts from the California Consumer Privacy Act;
·	management information systems disruptions;
·	alternative e-commerce offerings;
·	our advertising and overall marketing strategy;
·	anticipating consumer trends;
·	competition;
·	impact of changes in accounting guidance, including the implementation guidelines and interpretations;
·	maintenance of valuation allowances on deferred tax assets and the impacts thereof;
·	internal controls;
·	stock price volatility; and
·	anti-takeover provisions

Information regarding risks and uncertainties is contained in the Company’s reports filed with the SEC, including the Item 1A, “Risk Factors,” section of this quarterly report and the Form 10‑K for the year ended December 31, 2019.

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in the Company’s annual report filed on Form 10‑K for the year ended December 31, 2019.

Overview

Lumber Liquidators is one of the leading specialty retailers of hard-surface flooring in North America, offering a complete purchasing solution across an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, resilient vinyl, waterproof vinyl plank and porcelain tile. We also feature the renewable flooring products bamboo and cork, and provide a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. We offer installation and delivery services through third-party independent contractors for customers who purchase our floors. At March 31, 2020, we sold our products through 420 stores in 47 states in the United States and in Canada, a call center and websites.

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

To supplement the financial measures prepared in accordance with GAAP, we use the following non-GAAP financial measures: (i) Adjusted SG&A,  (ii) Adjusted SG&A as a percentage of sales, (iii) Adjusted Operating Income, (iv) Adjusted Operating Margin, (v) Adjusted Earnings and (vi) Adjusted Earnings per Diluted Share. The non-GAAP financial measures should be viewed in addition to, and not in lieu of, financial measures calculated in accordance with

GAAP. These supplemental measures may vary from, and may not be comparable to, similarly titled measures by other companies.

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

Impact of COVID-19 Pandemic on Our Business

The end of the first quarter of 2020 was marked by the impact of the COVID-19 pandemic but we remain focused on serving our customers while keeping the health and safety of employees paramount. Aligning with these priorities, we are executing a variety of flexible operating models that utilize safety measures such as personal protective equipment for employees and allow for contact-free engagement.  We have also established a crisis team in reaction to the pandemic to identify and execute our business continuity plan in order to mitigate the impact while safely serving customers across our national footprint. Starting March 22, 2020 we closed as many as 56 stores for a period of time while all other stores operated under reduced hours and/or warehouse-only conditions, offering curbside pickup and job site delivery for our Pro and DIY customers.  Our comparable store sales results were down from the prior year by approximately 45% in the last week of the month of March.  As of the date of this report, in compliance with state and local regulatory orders, approximately 60% of our stores are fully operational, approximately 25% are scheduling appointments to allow customers to visit our showrooms, and approximately 15% are utilizing our warehouse-only model, while less than 10 stores remain closed.. In addition, we are leveraging strategic investments in digital capabilities made over the past 18 months, including the Floor Finder and Picture It! tools, to serve customers at LLFlooring.com. Web traffic has increased meaningfully in recent weeks, and adapting to the change in consumer behaviors, we have expanded availability of online flooring samples and are currently offering extended hours for voice and click-to-chat customer support, curbside store pickup and enhanced home-delivery options.

As a result of reduced demand and the changes in the current operating model related to COVID-19, we made the difficult decision to temporarily furlough a number of store associates and reduce operating hours in our distribution centers in April. Subsequently we have recalled a number of these associates, and returned to normal operations in our Virginia distribution center. Impacted employees received two weeks of pay and have the opportunity to utilize up to 80 hours of paid time off. In addition, we are currently paying the employee portion of benefit premiums for any employee impacted beyond four weeks. We have implemented a range of other measures to increase financial flexibility and maintain agility during this challenging time. These measures include reducing costs, managing inventory flow, deferring payments, and delaying or stopping non-critical projects, including a pause in the planned opening of certain new stores and reducing capital spending. We also implemented a temporary reduction in all salaried employee compensation including a 25% reduction in the base pay of the interim President, the Chief Financial Officer and certain other C-level executives, and a corresponding 30% reduction in the cash compensation of the Board of Directors.

As of March 31, 2020, the Company had $39 million outstanding under its revolving credit facility and $25 million outstanding under its FILO Term Loan. Collectively, this is an $18 million decrease from the end of the fourth quarter 2019 while the cash and cash equivalents balance increased by $13 million. As of March 31, 2020, the Company had $131 million in liquidity, comprised of $22 million of cash and cash equivalents and $109 million of availability under the Credit Agreement.

On April 17, 2020, the Company amended its Credit Agreement.  While the Credit Agreement maturity remains March, 2024, the amendment is effective through August 30, 2020 and provides:

•

A temporary increase in the senior asset-based revolving credit facility from $175 million to $212.5 million which increases the total availability under the Revolving Credit Facility from $200 million to $237.5 million, subject to the borrowing base calculation

•	A temporary increased in advance rate against inventory under the borrowing base
•

Pricing permanently increased by 1.25% with respect to the margin rate on LIBOR Rate loans, and permanently increased by 1.50% with respect to the margin rate on the FILO Term Loan.  Pricing on the unused commitment fee also permanently increased by 0.25%.

Executive Summary

Results of operations for the three months ended March 31, 2020 as described below are not necessarily indicative of future results to be expected for the full year due to a number of factors, including seasonality and general economic conditions that may impact sales for the remainder of fiscal 2020.  Additionally, we cannot predict the impact of the COVID-19 pandemic to our sales, supply chain, and distribution as well as to overall construction, renovation and consumer spending.

Net sales in the first quarter of 2020 increased $1.2 million, or 0.4%, to $267 million from the first quarter of 2019.  Through the week ending March 21, 2020, the Company’s quarter-to-date comparable store sales increased approximately 4%, but as the impact of COVID-19 began to broadly impact consumers, orders declined significantly and first quarter comparable stores sales fell to negative 0.9% by the end of the quarter.  Partially offsetting the decline from COVID-19 was the impact of one additional day, February 29, in the first quarter of 2020. We opened one new store in the first quarter of 2020 bringing total store count to 420 as of March 31, 2020.

Gross profit increased 12% in the first quarter of 2020 to $105 million from $94 million in the comparable period in 2019.  Gross margin increased to 39.3% in the first quarter of 2020 from 35.2% in the first quarter of 2019 as margin enhancement efforts, tariff exclusions and supply chain efficiency positively impacted results.  Gross margin was also aided by a mix of higher-margin manufactured products and reduced discounting in stores.

SG&A expense decreased 0.9% to $96 million in the first quarter of 2020 from the comparable period in 2019 but included certain costs in both periods related to investigations and lawsuits.  Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) was essentially flat to the same period in the prior year and Adjusted SG&A as a percentage of sales decreased to 35.7% in the first quarter of 2020 from 35.8% in the first quarter of 2019.  A focus on expense management and process efficiency helped deliver the year-over-year reduction in Adjusted SG&A as a percent of sales in the quarter.

Operating income was $8.8 million for the first quarter of 2020 compared to an operating loss of $3.4 million for the first quarter of 2019. Adjusted Operating Income (a non-GAAP measure) was $9.6 million for the first quarter of 2020,  a year-over-year increase of over $11 million compared to an Adjusted Operating Loss of $1.6 million for the first quarter of 2019. The most significant driver of the increase was the impact on gross margin for the reasons outlined above.

Income tax benefit was $4.4 million for the first quarter of 2020 compared to income tax expense of $0.2 million for the first quarter of 2019.  The benefit in 2020 was driven by the impact of the March 27, 2020 CARES Act which allowed us to carryback certain losses to prior periods and deduct certain capital expenditures from prior periods more quickly giving rise to a $4.9 million Federal tax refund which is expected to be received later this year.

Net income for the first quarter of 2020 was $12 million, or $0.42 per diluted share, compared to a net loss of $4.9 million, or $0.17 per diluted share, for the first quarter of 2019.  Adjusted Earnings and Adjusted Earnings per Diluted Share (non-GAAP measures) for the first quarter of 2020 increased $16 million and $0.57 year over year and were $13 million and $0.44 per diluted share, compared to an Adjusted Loss of $3.6 million and $0.13 per diluted share for the first quarter of 2019.

Results of Operations

We believe the selected sales data, the percentage relationship between net sales and major categories in the condensed consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Increase (Decrease)
	% of Net Sales		in Dollar Amounts
	Three Months Ended March 31,		2020
	2020	2019	vs. 2019
Net Sales
Net Merchandise Sales	89.3%	89.4%	0.4%
Net Services Sales	10.7%	10.6%	1.0%
Total Net Sales	100.0%	100.0%	0.4%
Gross Profit	39.3%	35.2%	12.1%
Selling, General, and Administrative Expenses	36.0%	36.5%	(0.9)%
Operating Income (Loss)	3.3%	(1.3)%	NM
Other Expense	0.3%	0.5%	(31.6)%
Income (Loss)/ Before Income Taxes	2.9%	(1.8)%	NM
Income Tax (Benefit) Expense	(1.6)%	0.1%	NM
Net Income (Loss)	4.6%	(1.9)%	NM

SELECTED SALES DATA
Average Sale[1]	$1,355	$1,303	4.0%
Average Retail Price per Unit Sold[2]	2.5%	(1.9)%
Comparable Store Sales (Decrease) Increase (%)	(0.9)%	(0.8)%

Number of Stores Open, end of period	420	413
Number of Stores Opened in Period, net	1	—
Number of Stores Relocated in Period[3]	1	—

Comparable Stores[4] (% change to prior year):
Customers Invoiced[5]	(4.9)%	(1.0)%
Net Sales of Stores Operating for 13 to 36 months	4.6%	2.5%
Net Sales of Stores Operating for more than 36 months	(1.2)%	(0.9)%

Net Sales in Markets with all Stores Comparable (no cannibalization)	(0.5)%	0.0%

[1]

Average sale is defined as the average invoiced sales order, measured quarterly, excluding returns as well as transactions under $100 (which are generally sample orders or add-on/accessories to existing orders).

[2]	Average retail price per unit (square feet for flooring and other units of measures for moldings and accessories) sold is calculated on a total company basis and excludes non-merchandise revenue.

[3]	A relocated store remains a comparable store as long as it is relocated within the primary trade area.

[4]	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.

[5]	Change in number of customers invoiced is calculated by applying the average sale, described above, to total net sales at comparable stores.

NM   Not meaningful.

Net Sales

Net sales in the first quarter of 2020 increased $1.2 million, or 0.4%, to $267 million from the first quarter of 2019 driven by an increase in merchandise sales.  By major category, manufactured products grew from 41% of sales in the first quarter of 2019 to 44% of sales in the first quarter of 2020, mostly offset by a decline in solid and engineered hardwood products. The vinyl sub-category within manufactured products continues to drive growth due to its outstanding aesthetics, high resilience and waterproof characteristics.  Net services sales (install and freight) were flat to the prior year in part due to an outsized COVID-19 impact on in-home installations.  Through the week ending March 21, 2020, the Company’s quarter-to-date comparable store sales grew by approximately 4%, but as the impact of COVID-19 began to broadly impact consumers, orders declined significantly and first quarter comparable stores sales fell to negative 0.9% by the end of the quarter.  Partially offsetting the decline from COVID-19 was the impact of an additional day, February 29, in the first quarter of 2020.  We opened one new store in the first quarter of 2020 bringing total store count to 420 as of March 31, 2020.

Gross Profit

Gross profit expanded 12% in the first quarter of 2020 to $105 million from $94 million in the comparable period in 2019.  Gross margin increased to 39.3% in the first quarter of 2020 from 35.2% in the first quarter of 2019 as margin enhancement efforts, tariff exclusions and supply chain efficiency positively impacted results.  Gross margin was also aided by a mix of higher-margin manufactured products and reduced discounting in stores.

Tariffs played a significant role in year-over-year comparisons. Beginning in September 2018, goods coming from China received an additional 10% tariff. Beginning in June 2019, the tariffs increased to 25%. In order to mitigate the impact of tariffs, we reduced discounting in the stores, implemented merchandising cost-out efforts and enacted retail price increases. On November 7, 2019, the United States Trade Representative (“USTR”) ruled on a request made by certain interested parties, including the Company, and retroactively excluded certain flooring products imported from China from the Section 301 tariffs. The granted exclusion applies retroactively from the date the tariffs were originally implemented on September 24, 2018 through August 7, 2020.  The Company recorded a $27 million receivable related to these tariffs during the fourth quarter of 2019 in the caption “Tariff Recovery Receivable” on the Consolidated Balance Sheets and expects to receive payments by the end of 2020.

Selling, General and Administrative Expenses

SG&A expense decreased 0.9% to $96 million in the first quarter of 2020 from the comparable period in 2019 but included certain costs in both periods related to investigations and lawsuits.  Excluding these items as shown in the table that follows, Adjusted SG&A as a percentage of sales (a non-GAAP measure) decreased from 35.8% in the first quarter of 2019 to 35.7% in the first quarter of 2020.  The Company’s focus on expense management and process efficiency helped deliver the year-over-year reduction in Adjusted SG&A as a percent of sales in the quarter.  Payroll-related costs as a percentage of sales were 15.8% in the first quarter of 2020 compared to 14.8% in the first quarter of 2019, and this increase was driven by increased medical claims, base pay due to merit increases and severance costs payable to our former CEO.  SG&A expense was impacted by increased costs related to seven net new stores compared to the first quarter a year ago and medical expenses mostly offset by a decline in legal fees and travel.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended March 31,
	2020		2019
	$	% of Sales	$	% of Sales
	(in thousands)
SG&A, as reported (GAAP)	$96,207	36.0%	$97,032	36.4%

Accrual for Legal Matters and Settlements [1]	—	—%	(175)	(0.1)%
Legal and Professional Fees [2]	793	0.3%	1,978	0.7%
Sub-Total Items above	793	0.3%	1,803	0.6%

Adjusted SG&A (a non-GAAP measure)	$95,414	35.7%	$95,229	35.8%

[1]	This amount represents the charge to earnings in 2019 for certain Related Laminate Matters, which is described more fully in Note 7 to the condensed consolidated financial statements.

[2]	Represents charges to earnings related to our defense of certain significant legal actions during the period. This does not include all legal costs we incurred.

Operating Income (Loss) and Operating Margin

Operating income was $8.8 million for the first quarter of 2020 compared to an operating loss of $3.4 million for the first quarter of 2019. Adjusted Operating Income (a non-GAAP measure) was $9.6 million for the first quarter of 2020, a year-over-year increase of over $11 million compared to an adjusted operating loss $1.6 million for the first quarter of 2019.  The most significant driver of the increase was the impact of higher gross margin rate as described above.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended March 31,
	2020		2019
	$	% of Sales	$	% of Sales
	(in thousands)
Operating Income (Loss), as reported (GAAP)	$8,765	3.3%	$(3,421)	(1.3)%

SG&A Items:
Accrual for Legal Matters and Settlements [1]	—	—%	(175)	(0.1)%
Legal and Professional Fees [2]	793	0.3%	1,978	0.7%
SG&A Subtotal	793	0.3%	1,803	0.6%

Adjusted Operating Income (Loss)/Margin (a non-GAAP measure)	$9,558	3.6%	$(1,618)	(0.7)%

1,2   See the SG&A section above for more detailed explanations of these individual items.

Other Expense

We had other expense of $0.9 million and $1.3 million in the three months ended March 31, 2020 and 2019, respectively. The decrease in expense in 2020 primarily reflected lower average borrowings on our Revolving Loan during the three months ended March 31, 2020 and a lower effective interest rate.

Provision for Income Taxes

The Company calculates its quarterly tax provision pursuant to the guidelines in Accounting Standards Codification ("ASC") 740-270 "Income Taxes." Generally, ASC 740-270 requires companies to estimate the annual effective tax rate for current year ordinary income. The estimated annual effective tax rate represents the best estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision. Due to the current disruption in the economy related to the COVID-19 pandemic and the impact this has on making a reliable estimate of the annual effective tax rate as of the current reporting period, the Company has applied the actual year-to-date effective tax rate for the current period tax provision.

The CARES Act (the “Act”) was enacted on March 27, 2020.  The Act retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019 and 2020 to be carried back for five years. The Company recorded an income tax benefit of $4.7 million in the first quarter associated with the income tax components contained in the Act. As of March 31, 2020, the Company has completed an initial analysis of the tax effects of the Act but continues to monitor developments by federal and state rulemaking authorities regarding implementation of the Act. The Company has made reasonable estimates of the effects of the Act and will adjust, if necessary, as new laws or guidance becomes available

For the three months ended March 31, 2020, the Company recognized an income tax benefit of $4.4 million, which represented an effective tax rate of (55.2)%. For the three months ended March 31, 2019, the Company recognized income tax expense of $0.2 million, which represented an effective tax rate of (4.5)%. The income tax benefit for the three months ended March 31, 2020 included the impact of the enactment of the Act, as discussed above.

The Company has a full valuation allowance recorded against its net deferred tax assets of $27 million.  The Company intends to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of any reduction in the Company’s valuation allowance are unknown at this time and will be subject to the earnings level it achieves in future periods.

Diluted Earnings per Share

Net income for the first quarter of 2020 was $12 million, or $0.42 per diluted share, compared to a net loss of $4.9 million, or $0.17 per diluted share, for the first quarter of 2019.  Adjusted Earnings and Adjusted EPS (non-GAAP measures) for the first quarter of 2020 were $13 million and $0.44 per diluted share, compared to an adjusted loss of $3.6 million and $0.13 per diluted share, for the first quarter of 2019.

We believe that each of the items below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net Income (Loss), as reported (GAAP)	$12,235	$(4,924)
Net Income (Loss) per Diluted Share (GAAP)	$0.42	$(0.17)

SG&A Items:
Accrual for Legal Matters and Settlements [1]	—	(129)
Legal and Professional Fees [2]	586	1,461
SG&A Subtotal	586	1,332

Adjusted Earnings (Loss)	$12,821	$(3,592)
Adjusted Earnings (Loss) per Diluted Share (a non-GAAP measure)	$0.44	$(0.13)

 1,2   See the SG&A section above for more detailed explanations of these individual items.  These items have been tax affected at the Company’s federal statutory rate of 26.1%.

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

Liquidity and Capital Resources

Our near-term focus is on liquidity as we are experiencing a major disruption to the normal course of our business due to COVID-19. Our principal sources of liquidity at March 31, 2020 were cash from our ongoing operations, $22 million of cash and cash equivalents on our balance sheet and $109 million of availability under our Revolving Loan. As March 31, 2020, the outstanding balance on the FILO Term Loan was $25 million and it carried an interest rate of 3.25%. As of March 31, 2020, the outstanding balance on the Revolving Loan was $39 million and it carried an average interest rate of 2.18%.

We have implemented a range of measures to increase financial flexibility and maintain agility during this challenging time. These measures include reducing costs, managing inventory flow, deferring payments, and delaying or stopping non-critical projects including a pause in the planned opening of certain new stores and reducing capital spending. We also implemented a temporary reduction in all salaried employee compensation including a 25% reduction in the base pay of the interim President, the Chief Financial Officer and certain other C-level executives, and a corresponding 30% reduction in the cash compensation of the Board of Directors.

Additionally, to provide more liquidity, on April 17, 2020, we entered into a First Amendment to the Credit Agreement to add incremental borrowing capacity of up to $37.5 million through August 2020, and increased the margin rate which is described more fully in Note 5 to the condensed consolidated financial statements.

Through March 31, 2020, we had $4.5 million in capital expenditures including opening 1 new store.  As part of our response to COVID-19, we are implementing a range of measures to increase financial flexibility including delaying or stopping non-critical projects such as pausing the planned opening of certain new stores and reducing capital spending.  We expect to reduce capital expenditures by approximately 50% from our original 2020 plan.

Although COVID-19 has created uncertainty regarding general economic conditions, and significantly impacted our sales, supply chain and stores, we continue to transact business and generate cash daily. We believe that cash flows from operations, together with the liquidity under our Credit Agreement as amended, will be sufficient to meet our obligations, fund our settlements, operations and anticipated capital expenditures for the next 12 months. We prepare our forecasted cash flow and liquidity estimates based on assumptions that we believe to be reasonable, but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Merchandise Inventories

Merchandise inventories at March 31, 2020 decreased $17 million from December 31, 2019 primarily due to focused initiatives in selling unproductive inventory; in addition to delays in shipments of inventory produced in Asia, as a direct result of the outbreak of COVID-19. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of	As of	As of
	March 31, 2020	December 31, 2019	March 31, 2019
	(in thousands)
Inventory – Available for Sale	$243,398	$254,812	$273,877
Inventory – Inbound In-Transit	26,238	31,557	26,009
Total Merchandise Inventories	$269,636	$286,369	$299,886

Available Inventory Per Store	$580	$608	$663

Available inventory per store at March 31, 2020 was lower than at December 31, 2019 and significantly lower than March 31, 2019. The decrease in available inventory compared to March 31, 2019 was due in large part to lower average cost of inventory driven by tariff exclusions granted in the fourth quarter of 2019, improved country-of-origin sourcing, and cost-out negotiations across all categories. Including the currently expected effects of COVID-19, we anticipate average inventory to be in the range of $280 million to $305 million through the remainder of the year.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons, and specific merchandise category planning.  During the first quarter of 2020 we experienced a decrease in inbound in-transit due to the impact of COVID-19.

Cash Flows

Operating Activities. Net cash provided by operating activities was $36 million for the three months ended March 31, 2020 and was primarily due to a $16 million reduction in inventory, net income of $12 million in the quarter, and a $9.1 million increase in payables.  Net cash provided by operating activities was $6.5 million for the three months ended March 31, 2019 and was primarily due to an $18 million reduction in inventory and a $7.3 million increase in customer deposits offset by a reduction in accounts payable of $17 million.

Investing Activities. Net cash used in investing activities was $4.2 million and $3.2 million for the three months ended March 31, 2020 and 2019, respectively.  Net cash used in investing activities in both three-month periods were primarily related to new store openings and our information technology initiatives.

Financing Activities. Net cash used in financing activities was $18 million for the three months ended March 31, 2020 and was primarily due to net repayments on our Credit Agreement.  Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2019 and was primarily due to net borrowings on our revolving credit facility.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our Critical Accounting Policies and Estimates since our annual report on Form 10‑K for the year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our Credit Agreement are exposed to interest rate risk due to the variable rate of the facility, and the expected transition from the LIBOR reference rate in 2021. As of March 31, 2020, we had $39 million outstanding under the Revolving Credit Facility and $25 million outstanding under the FILO Term Loan.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Principal Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2020.  Based on this evaluation, our Principal Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2020.

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

Notice has been disseminated to class members by the settlement administrator, and a Final Approval and Settlement Hearing is currently scheduled for September 24, 2020. The settlement agreement is subject to certain contingencies, including court approval. There can be no assurance that a settlement will be finalized and approved by the court at the Final Approval and Settlement Hearing or as to the ultimate outcome of the litigation.

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

The Company recognized a charge to earnings of $28 million within selling, general and administrative expense during the fourth quarter of 2018 as its loss became probable and estimable.  As of March 31, 2020, the remaining accrual related to these matters was $27 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on its condensed consolidated balance sheet.  If the settlement agreement is not approved by the court or the Company incurs additional losses with respect to the Bamboo Flooring Litigation (as defined below), the actual losses that may result from these actions may exceed this amount. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

On November 8, 2018, an individual filed a Notice of Appeal in the United States Court of Appeals for the Fourth Circuit (the “Appeals Court”) challenging the settlement. On December 14, 2018, another individual filed a Notice of Appeal in the Appeals Court. Subsequently, the Appeals Court consolidated both appeals.  On March 10, 2020, the Appeals Court upheld the order approving the settlement agreement, and vacated the award of attorney’s fees, requiring the Virginia Court to reconsider the award of attorneys’ fees to the lawyers representing the class.  The Appeals Court determined that the Settlement Agreement was fair, reasonable, and adequate, and upheld the district court’s approval order.  On remand, the Virginia Court will reconsider how attorney’s fees for the class lawyers should be calculated for the settlement that includes cash and vouchers.  The legal exposure to the company is the same, and the company is pleased that the settlement agreement was upheld.  Vouchers, which generally have a three-year life, will be distributed by the administrator upon order of the Virginia Court.  At March 31, 2020, the Company’s obligations related to Formaldehyde MDL and Abrasion MDL consisted of a short-term payable of $36 million with $14 million expected to be satisfied by the issuance of vouchers. If the appeals were to result in the settlement being set aside, the Company would receive $21.5 million back from the escrow agent. Accordingly, the Company has accounted for the payment of $21.5 million as a deposit in the caption “Deposit for Legal Settlements” on its condensed consolidated balance sheets. The Company has no liability accrued related to the appeals.

In addition to those purchasers who elected to opt out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”). Certain of these Related Laminate Matters were settled in 2019. The Company did not have any expense for this matter for the three months ended March 31, 2020. As of March 31, 2020, the remaining accrual related to these matters was $0.1 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on the condensed consolidated balance sheet. For the three months ended March 31, 2019, the Company recognized charges to earnings of $0.4 million within SG&A expenses for these Remaining Laminate Matters. While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

In November 2018, the plaintiffs filed a motion requesting conditional certification for all store managers and store managers in training who worked within the federal statute of limitations period.  In May 2019, the magistrate judge granted plaintiffs’ motion for conditional certification.  The litigation is in the discovery stage, which was extended by the Court from May 2020 to December 18, 2020.

The Company disputes the Mason Putative Class Employees’ claims and continues to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from this action and therefore no accrual has been made related to this. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

On September 9, 2019, the Company entered into an agreement to settle the Kramer matter, consistent with the terms of the Memorandum of Understanding previously disclosed by the Company.  Under the terms of the settlement agreement, the Company will pay $4.75 million to settle the claims asserted in the Kramer matter (or which could have been asserted in the Kramer matter) on behalf of all current and/or former store managers and store managers in training employed by the Company at any time between November 17, 2013 and September 19, 2019.  The settlement agreement was preliminarily approved by the court on September 19, 2019, and granted final approval on January 17, 2020. The Company recognized a net charge to earnings of approximately $4.75 million within selling general and administrative expense in its second quarter 2019 financial statements.  Payment of $4.75 million was made to the settlement administrator on April 6, 2020, for distribution to class members.

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

In the first DOC annual review in this matter, AD rates for the period from May 26, 2011 through November 30, 2012, and CVD rates from April 6, 2011 through December 31, 2011, were modified to a maximum of 5.92% and a maximum of 0.83%, respectively, which resulted in an additional payment obligation for the Company, based on best estimates and shipments during the applicable window, of $0.8 million. The Company recorded this as a long-term liability on its accompanying condensed consolidated balance sheet and in cost of sales in its second quarter 2015 financial statements. These AD rates were appealed to the CIT by several parties, including the Company. On remand from the CIT, the DOC has reduced the AD rate to a maximum of 0.73%. In June 2018, the CIT sustained the reduced AD rate of a maximum of 0.73% but did remand back to the DOC the issue regarding the calculation of the electricity rate, which, depending on that outcome, may cause a revision to the final AD rate. That remand from the DOC is expected to proceed in 2020 with the CIT’s lifting of a stay expected soon now that the CAFC on January 10, 2020 issued its decision in the appeal of the original investigation. This ruling from the CIT resulted in the Company reversing the $0.8 million accrual and recording a receivable of approximately $1.3 million during the second quarter of 2018.

The second annual review of the AD and CVD rates was initiated in February 2014. Pursuant to the second annual review, in early July 2015, the DOC finalized the AD rate for the period from December 1, 2012 through November 30, 2013 at a maximum of 13.74% and the CVD rate for the period from January 1, 2012 through December 31, 2012 at a maximum of 0.99%. The Company believes the best estimate of the probable additional amounts owed was $4.1 million for shipments during the applicable time periods, which was recorded as a long-term liability on its accompanying condensed consolidated balance sheet and included in cost of sales in its second quarter 2015 financial statements. Beginning in July 2015, the Company began depositing these rates on each applicable purchase. The Company and other parties appealed the AD rates relating to this second annual review to the CIT. In June 2018, the court remanded the case back to the DOC to recalculate several of its adjustments. In its June 2019 remand, the DOC reduced the AD rate to 6.55%. On March 11, 2020, the CIT affirmed the DOC’s 1st remand which reduced the AD rate to 6.55%, but requested another recalculation by the DOC which could further reduce the rate. On May 8, 2020, the CIT received a recommendation from the DOC to reduce the rate for the second annual review period to 3.92% (from 13.74%).  If accepted by the CIT, the Company will reverse $3.9 million of its $4.1 million liability currently recorded, with a corresponding reduction of cost of sales during the second quarter of 2020.

The third annual review of the AD and CVD rates was initiated in February 2015. The third AD review covered shipments from December 1, 2013 through November 30, 2014. The third CVD review covered shipments from January 1, 2013 through December 31, 2013. In May 2016, the DOC issued the final CVD rate in the third review, which was a maximum of 1.38%. On July 13, 2016, the DOC set the final AD rate at a maximum of 17.37%. The Company appealed the AD rates to the CIT. In November 2018, the CIT issued an opinion sustaining the DOC’s results, and that decision was appealed to the CAFC by certain plaintiff interveners in January 2019. That CAFC decision is expected to be issued by the fall of 2020.  The Company’s best estimate of the probable additional amounts owed associated with AD and CVD is approximately $5.5 million for shipments during the applicable time periods. During the quarter ended June 30, 2016, the Company recorded this amount in other long-term liabilities in its balance sheet and as a charge to earnings in cost of sales on its statement of operations. After payments received, the remaining liability was $4.7 million as of March 31, 2020, included in the caption “Other Long-Term Liabilities” on the condensed consolidated balance sheets.

The fourth annual period has been resolved including appeals.

The fifth annual period has been resolved including appeals.

The DOC initiated the sixth annual review of AD and CVD rates in February 2018. The AD review covers shipments from December 1, 2016 through November 30, 2017. The CVD review covers shipments from January 1, 2016 through December 31, 2016. In July 2019, the DOC issued the final AD rate in the sixth annual review, which was a maximum of 42.57% (with one company having a maximum rate of 0.00%), and the final CVD rate in the sixth annual review, which was a maximum of 3.2%. With the finalization of the AD rate for the sixth annual review, the Company recorded a net liability of $0.8 million during the third quarter of 2019 with a corresponding reduction in cost of sales.  The Company received payments for the vendor with a final rate of 0.00% and the remaining balance of $0.5 million as of March 31, 2020 was included in Other Current Assets on the condensed consolidated balance sheet. The vendors with a final rate of 42.57% are under appeal and the balance of $1.5 million as of March 31, 2020 was included in other long-term liabilities on the condensed consolidated balance sheet. With the finalization of the CVD rate for the sixth annual review, the Company recorded a liability of $0.4 million during 2019 with a corresponding reduction in sales.  The remaining balance, after payments, was approximately $40 thousand as of March 31, 2020.  The Company and other parties have appealed the final AD rate ruling to the CIT, which is expected to issue its decision in the fall of 2020. However there was not a stay placed on this period.

The DOC initiated the seventh annual review of the AD and CVD rates in March 2019.  The AD review covers shipments from December 1, 2017 through November 30, 2018. The CVD review covers shipments from January 1, 2017 through December 31, 2017.  In January 2020, the DOC issued non-binding preliminary results in the seventh annual review for CVD rates and AD rates. The preliminary AD rate was a maximum of 0.00%. The preliminary CVD rate was a maximum of 24.61%. The final CVD and AD rates in the seventh annual review are currently expected to be issued in June 2020. If the preliminary ruling regarding the CVD rate were to be finalized, the Company anticipates it would record a net liability of approximately $2 million.  If the preliminary CVD rate were to be finalized, the Company currently expects that it would appeal such ruling.

In February 2020, the DOC initiated the eighth annual review of AD and CVD rates. The AD review will cover shipments from December 1, 2018 through November 30, 2019. The CVD review covers shipments from January 1, 2018 through December 31, 2018.

Outstanding AD and CVD duties are subject to interest based on the IRS quarterly published rate. The Company has recorded a net $0.1 million of interest expense through the line item Other Expense on the Statement of Operations during the three months ended March 31, 2020.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. In light of the ongoing COVID-19 pandemic the Company is supplementing the risk factors previously disclosed in its annual report on Form 10-K for the year ended December 31, 2019, with the following risk factor:

The ongoing COVID-19 pandemic has disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance

The effects of the ongoing COVID-19 pandemic have included and could continue to include disruptions in our supply chain, disruptions or restrictions on the ability of many of our employees to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions, as well as temporary closures of certain of our showrooms, or the facilities of our customers or suppliers. The inability of our suppliers to meet our supply needs in a timely manner could cause delays in delivery to our customers, which could result in the cancellation of orders, customers’ refusal to accept deliveries, discounts to selling prices, and termination of customer relationships, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Even if we are able to find alternate sources for our supply needs, they may cost more, which could adversely impact our profitability and financial condition.

In addition, the ongoing COVID-19 pandemic has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries, including the United States and Canada, which has resulted in an economic downturn and a spike in unemployment that may negatively affect demand for our products. Considering the significant uncertainty as to when we can fully reopen some or all of our showrooms and the uncertain customer demand environment, we have begun discussions with our vendors and other business partners to reduce or defer our contractual obligations and obtain other concessions. The extent to which the ongoing COVID-19 pandemic could impact our business, results of operations, financial condition and liquidity is highly uncertain and will depend on future developments, including the potential geographic spread and duration of the ongoing COVID-19 pandemic, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. The potential impacts to the Company likely will not be fully recoverable.

The ongoing COVID-19 pandemic is a highly fluid and rapidly evolving situation, and we cannot anticipate with any certainty the length, scope or severity of such restrictions in each of the jurisdictions that we operate. We believe that business disruption relating to the ongoing COVID-19 pandemic will continue to negatively impact the United States, Canada and the global economy which could adversely impact our business, liquidity, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended March 31, 2020 (in thousands, except per share amounts):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[1]	per Share[1]	Programs[2]	Programs[2]
January 1, 2020 to January 31, 2020	—	—	—	—
February 1, 2020 to February 29, 2020	—	—	—	—
March 1, 2020 to March 31, 2020	—	—	—	—
Total	—	—	—	—

[1]

We repurchased 48,221 shares of our common stock, at an average price of $6.56, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended March 31, 2020.

[2]

Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively, and are currently indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. At March 31, 2020, we had approximately $14.7 million remaining under this authorization.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Delay in filing of Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 due to the ongoing COVID-19 pandemic

Due to the ongoing COVID-19 pandemic, the Company previously gave notice in its April 20, 2020 report on Form 8-K that it would avail itself of an extension to file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 (the "Quarterly Report"). The Company relied on the Securities and Exchange Commission's Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the "Order").

The Company's operations and business have experienced significant disruptions due to the unprecedented conditions surrounding the ongoing COVID-19 pandemic along with the various measures that Federal, state, and local jurisdictions have taken in response to the crisis. In response to these measures, the Company has implemented widespread work-from-home arrangements for the Company’s headquarters and call center associates, reductions in operating hours, along with closure of certain store showrooms while operating out of the back on a curbside-pickup-or-delivery basis for the overwhelming majority of its stores.  The work to adapt the Company’s operating practices to protect the safety of our customers, associates, and the community has been substantial and is ongoing and the Company was at the time of making the extension decision unable to predict when those measures would be lifted.  In connection with the preparation of the Quarterly Report, the Company experienced disruptions in its normal processes and interactions with its accounting personnel, legal advisors and others responsible for preparation of the Quarterly Report.  In addition, the Company was applying the applicable sections of the CARES Act which had an effect on the complexity and timing of the Company’s first quarter tax provision.  As a result of the foregoing, the Company’s Quarterly Report, which prior to the Order was due on May 11, 2020, is now filed.

Item 6. Exhibits.

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1

By-Laws of Lumber Liquidators Holdings, Inc. (as revised effective February 5, 2020) (filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on February 6, 2020 (File No. 001-33767), and incorporated by reference)

10.1

Waiver and Release Agreement for Dennis R. Knowles, dated as of February 5, 2020 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on February 6, 2020 (File No. 001-33767) and incorporated by reference)

10.2

Amendment to Severance Agreement for Charles E. Tyson, dated as of February 5, 2020 (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed on February 6, 2020 (File No. 001-33767) and incorporated by reference)

10.3

Amendment to Severance Agreement for Nancy A. Walsh, dated as of February 5, 2020 (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed on February 6, 2020 (File No. 001-33767) and incorporated by reference)

10.4

First Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 17, 2020, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators, Inc. and Lumber Liquidators Services, LLC (collectively, the “Borrowers”), Bank of America, N.A. as administrative agent and collateral agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on April 20, 2020 (File No. 001-33767) and incorporated by reference)

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

101

The following financial statements from the Company’s Form 10‑Q for the quarter ended March 31, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMBER LIQUIDATORS HOLDINGS, INC.
(Registrant)

Date: May 27, 2020	By:	/s/ Nancy A. Walsh
Nancy A. Walsh
Chief Financial Officer (Principal Financial Officer)