Form 10-Q
period 2020-06-30
Lumber Liquidators Holdings, Inc.
filed 2020-08-05
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ◻  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

◻ Large accelerated filer	⌧ Accelerated filer	◻ Non-accelerated filer	☐ Smaller reporting company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes     No

As of August 1, 2020, there are 28,852,998 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2020

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and Cash Equivalents	$126,737	$8,993
Merchandise Inventories	248,722	286,369
Prepaid Expenses	8,544	8,288
Deposit for Legal Settlement	21,500	21,500
Tariff Recovery Receivable	18,285	27,025
Other Current Assets	5,545	6,938
Total Current Assets	429,333	359,113
Property and Equipment, net	96,864	98,733
Operating Lease Right-of-Use	121,544	121,796
Goodwill	9,693	9,693
Other Assets	7,046	6,674
Total Assets	$664,480	$596,009

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$68,516	$59,827
Customer Deposits and Store Credits	55,492	41,571
Accrued Compensation	11,506	11,742
Sales and Income Tax Liabilities	9,722	7,225
Accrual for Legal Matters and Settlements Current	62,786	67,471
Operating Lease Liabilities - Current	36,740	31,333
Other Current Liabilities	23,998	18,937
Total Current Liabilities	268,760	238,106
Other Long-Term Liabilities	15,708	13,757
Operating Lease Liabilities - Long-Term	101,131	100,470
Deferred Tax Liability	921	426
Credit Agreement	101,000	82,000
Total Liabilities	487,520	434,759

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 30,161 and 29,959 shares issued and 28,852 and 28,714 shares outstanding, respectively)	30	30
Treasury Stock, at cost (1,309 and 1,245 shares, respectively)	(142,752)	(142,314)
Additional Capital	219,618	218,616
Retained Earnings	101,372	86,498
Accumulated Other Comprehensive Loss	(1,308)	(1,580)
Total Stockholders’ Equity	176,960	161,250
Total Liabilities and Stockholders’ Equity	$664,480	$596,009

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net Sales
Net Merchandise Sales	$210,055	$250,658	$448,837	$488,557
Net Services Sales	20,229	37,909	48,821	66,230
Total Net Sales	230,284	288,567	497,658	554,787
Cost of Sales
Cost of Merchandise Sold	125,953	157,801	266,699	309,226
Cost of Services Sold	16,039	28,279	37,696	49,463
Total Cost of Sales	141,992	186,080	304,395	358,689
Gross Profit	88,292	102,487	193,263	196,098
Selling, General and Administrative Expenses	82,288	103,864	178,495	200,896
Operating Income (Loss)	6,004	(1,377)	14,768	(4,798)
Other Expense	1,142	1,068	2,024	2,358
Income (Loss) Before Income Taxes	4,862	(2,445)	12,744	(7,156)
Income Tax Expense (Benefit)	2,223	411	(2,130)	624
Net Income (Loss)	$2,639	$(2,856)	$14,874	$(7,780)
Net Income (Loss) per Common Share—Basic	$0.09	$(0.10)	$0.52	$(0.27)
Net Income (Loss) per Common Share—Diluted	$0.09	$(0.10)	$0.51	$(0.27)
Weighted Average Common Shares Outstanding:
Basic	28,831	28,692	28,776	28,669
Diluted	28,892	28,692	28,889	28,669

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net Income (Loss)	$2,639	$(2,856)	$14,874	$(7,780)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	227	(309)	272	(192)
Total Other Comprehensive Income (Loss)	227	(309)	272	(192)
Comprehensive Income (Loss)	$2,866	$(3,165)	$15,146	$(7,972)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

								Total
	Common Stock		Treasury Stock		Additional	Retained		Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	AOCL	Equity

April 1, 2019	28,682	$32	2,979	$(142,157)	$214,798	$71,911	$(1,268)	$143,316
Stock-Based Compensation Expense	—	—	—	—	1,361	—	—	1,361
Release of Restricted Shares	19	—	—	—	—	—	—	—
Common Stock Repurchased	—	(2)	(1,740)	(112)	—	—	—	(114)
Translation Adjustment	—	—	—	—	—	—	(309)	(309)
Net Loss	—	—	—	—	—	(2,856)	—	(2,856)
June 30, 2019	28,701	$30	1,239	$(142,269)	$216,159	$69,055	$(1,577)	$141,398

April 1, 2020	28,812	$30	1,293	$(142,630)	$218,736	$98,733	$(1,535)	$173,334
Stock-Based Compensation Expense	—	—	—	—	846	—	—	846
Exercise of Stock Options	3	—	—	—	36	—	—	36
Release of Restricted Shares	37	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	16	(122)	—	—	—	(122)
Translation Adjustment	—	—	—	—	—	—	227	227
Net Income	—	—	—	—	—	2,639	—	2,639
June 30, 2020	28,852	$30	1,309	$(142,752)	$219,618	$101,372	$(1,308)	$176,960

								Total
	Common Stock		Treasury Stock		Additional	Retained		Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	AOCL	Equity

January 1, 2019	28,627	$32	2,951	$(141,828)	$213,744	$76,835	$(1,385)	$147,398
Stock-Based Compensation Expense	—	—	—	—	2,415	—	—	2,415
Release of Restricted Shares	74	—	—	—	—	—	—	—
Common Stock Repurchased	—	(2)	(1,712)	(441)	—	—	—	(443)
Translation Adjustment	—	—	—	—	—	—	(192)	(192)
Net Loss	—	—	—	—	—	(7,780)	—	(7,780)
June 30, 2019	28,701	$30	1,239	$(142,269)	$216,159	$69,055	$(1,577)	$141,398

January 1, 2020	28,714	$30	1,245	$(142,314)	$218,616	$86,498	$(1,580)	$161,250
Stock-Based Compensation Expense	—	—	—	—	966	—	—	966
Exercise of Stock Options	3	—	—	—	36	—	—	36
Release of Restricted Shares	135	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	64	(438)	—	—	—	(438)
Translation Adjustment	—	—	—	—	—	—	272	272
Net Income	—	—	—	—	—	14,874	—	14,874
June 30, 2020	28,852	$30	1,309	$(142,752)	$219,618	$101,372	$(1,308)	$176,960

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities:
Net Income (Loss)	$14,874	$(7,780)
Adjustments to Reconcile Net Income (Loss):
Depreciation and Amortization	8,934	8,599
Deferred Income Taxes Provision	495	71
Stock-Based Compensation Expense	966	2,415
Provision for Inventory Obsolescence Reserves	1,574	626
(Gain) Loss on Disposal of Fixed Assets	(827)	50
Changes in Operating Assets and Liabilities:
Merchandise Inventories	35,897	12,883
Accounts Payable	9,150	(4,729)
Customer Deposits and Store Credits	13,921	2,652
Prepaid Expenses and Other Current Assets	10,330	(3,557)
Accrual for Legal Matters and Settlements	148	4,575
Payments for Legal Matters and Settlements	(4,833)	(33,725)
Deferred Rent Payments	5,813	—
Other Assets and Liabilities	9,225	3,828
Net Cash Provided by (Used in) Operating Activities	105,667	(14,092)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(7,212)	(8,907)
Other Investing Activities	949	64
Net Cash Used in Investing Activities	(6,263)	(8,843)

Cash Flows from Financing Activities:
Borrowings on Credit Agreement	45,000	63,000
Payments on Credit Agreement	(26,000)	(38,500)
Other Financing Activities	(637)	(1,074)
Net Cash Provided by Financing Activities	18,363	23,426
Effect of Exchange Rates on Cash and Cash Equivalents	(23)	671
Net Increase in Cash and Cash Equivalents	117,744	1,162
Cash and Cash Equivalents, Beginning of Period	8,993	11,565
Cash and Cash Equivalents, End of Period	$126,737	$12,727
Supplemental disclosure of non-cash operating and financing activities:
Tenant Improvement Allowance for Leases	$(611)	$(146)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except per share amounts)

Note 1.       Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hard-surface flooring, and hard-surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, resilient vinyl, waterproof vinyl plank and porcelain tile flooring direct to the consumer. The Company features renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. The Company also provides in-home delivery and installation services to its customers. The Company primarily sells to homeowners or to contractors on behalf of homeowners through a network of store locations in metropolitan areas. As of June 30, 2020, the Company’s stores spanned 47 states in the United States (“U.S.”) and included eight stores in Canada. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its customer relationship center in Richmond, Virginia and its website, LLFlooring.com.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2019.

The condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of future results to be expected for the full year due to a number of factors, including seasonality and general economic conditions that may impact sales for the remainder of fiscal 2020.

Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the COVID-19 pandemic. The Company is uncertain of the magnitude of the adverse impact of the COVID-19 pandemic to its sales, supply chain, and distribution as well as to the overall economy and consumer spending, including the construction-renovation industry. The Company currently anticipates that disruptions resulting from COVID-19 could have a material negative impact on its sales and results of operations, financial position, and cash flows during 2020.

While these potential negative effects will not be fully reflected in the Company's results of operations and overall financial performance until future periods, the Company has already experienced an impact to financial results due to the COVID-19 pandemic. Most notably, starting as of the week of March 22, 2020 the Company closed as many as 56 stores for a period of time while all other stores operated under reduced hours and/or warehouse-only conditions, offering curbside pickup and job site delivery for our Pro and DIY customers. As reported in the Company’s first quarter earnings release, quarter-to-date comparable store sales were down approximately 30% through the week ended May 23. Improving performance in June resulted in a negative 21.3% comparable store sales for the full quarter. By early July, 98% of stores were fully open, with less than 10 operating by appointment only. Only one store remained closed since the onset of the pandemic due to a unique store design while others closed periodically as warranted by market conditions.

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

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or net realizable value. The method by which amounts are removed from inventory is weighted average cost. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form. The Company relies on a select group of international and domestic suppliers to provide imported flooring products that meet the Company’s specifications. In 2019, approximately 46% of the Company’s product was sourced from China. The Company is subject to risks associated with obtaining products from abroad, including disruptions or delays in production, shipments, delivery or processing, including due to the COVID-19 pandemic. While the Company continues to be uncertain as to the full impact of COVID-19 to the supply chain, the Company is executing contingency plans to minimize anticipated and potential disruptions to supply chain, domestic distribution centers and store operations.

Included in merchandise inventories are tariff related costs, including Section 301 tariffs. In late 2019, with an additional update in the first quarter 2020, the United States Trade Representative (“USTR”) ruled on a request made by certain interested parties, including the Company, and retroactively excluded certain flooring products imported from China from the Section 301 tariffs. The tariff exclusions are currently scheduled to expire in August 2020. Approximately 46% of the Company’s product was subject to Section 301 tariffs through most of 2019, but that declined to approximately 10% to 15% following the November 2019 exclusion on click vinyl and engineered products granted by the USTR. As of June 30, 2020, the Company has an $18 million receivable related to these tariffs in the caption “Tariff Recovery Receivable” on the condensed consolidated balance sheets and expects to receive payments by the end of 2020.

Recognition of Net Sales

The Company generates revenues primarily by retailing merchandise in the form of hard-surface and porcelain flooring and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Sales occur through a network of 422 stores, which spanned 47 states including eight stores in Canada, at June 30, 2020. In addition, both the merchandise and services can be ordered through a call center and from the Company’s website, LLFlooring.com. The Company’s agreements with its customers are of short duration (less than a year) and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

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

The following table shows the activity in this account for the periods noted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Customer Deposits and Store Credits, Beginning Balance	$(37,836)	$(47,633)	$(41,571)	$(40,332)
New Deposits	(264,473)	(302,429)	(545,326)	(594,262)
Recognition of Revenue	230,284	288,567	497,658	554,787
Sales Tax included in Customer Deposits	14,862	17,483	31,543	34,264
Other	1,671	1,124	2,204	2,655
Customer Deposits and Store Credits, Ending Balance	$(55,492)	$(42,888)	$(55,492)	$(42,888)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 90 days. Due to the impact of COVID-19, the Company temporarily extended its return policy an additional 60 days starting in March 2020. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels, and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company reduces revenue by the amount of expected returns and records it within “Other Current Liabilities” on the condensed consolidated balance sheet. The Company continues to estimate the amount of returns based on historical data. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the “Other Current Assets” caption of the accompanying condensed consolidated balance sheet. This amount was $1.3 million at June 30, 2020. The Company recognizes sales commissions as incurred since the amortization period is less than one year.

In total, the Company offers hundreds of different flooring products; however, no single flooring product represented a significant portion of its sales mix. By major product category, the Company’s sales mix was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Manufactured Products [1]	$112,441	49%	$118,212	41%	$231,478	46%	$228,679	41%
Solid and Engineered Hardwood	62,164	27%	83,547	29%	138,773	28%	165,382	30%
Moldings and Accessories and Other	35,450	15%	48,899	17%	78,586	16%	94,496	17%
Installation and Delivery Services	20,229	9%	37,909	13%	48,821	10%	66,230	12%
Total	$230,284	100%	$288,567	100%	$497,658	100%	$554,787	100%

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

Recent Accounting Pronouncements Adopted

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions obtained as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession obtained was a result of a new arrangement reached with the lessor (treated within the lease modification accounting framework) or if a lease concession obtained was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows lessees, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply this practical expedient for the period beginning as of April 1, 2020 for those agreements where total payments under the modified lease are substantially the same or less than the original agreement. Included in “Operating Lease Liabilities - Current” on the condensed consolidated balance sheet is a $5.4 million liability as of June 30, 2020 related to deferred payments as a result of the COVID-19 rent concessions, as well as an additional $0.4 million included in “Operating Lease Liabilities - Long-Term.” The deferred payments will be made over the remainder of the lease term in accordance with each concession agreement.

Note 3.       Stockholders’ Equity

Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income (Loss)	$2,639	$(2,856)	$14,874	$(7,780)
Weighted Average Common Shares Outstanding—Basic	28,831	28,692	28,776	28,669
Effect of Dilutive Securities:
Common Stock Equivalents	61	—	113	—
Weighted Average Common Shares Outstanding—Diluted	28,892	28,692	28,889	28,669
Net Income (Loss) per Common Share—Basic	$0.09	$(0.10)	$0.52	$(0.27)
Net Income (Loss) per Common Share—Diluted	$0.09	$(0.10)	$0.51	$(0.27)

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock Options	598	644	544	644
Restricted Shares	742	839	419	613

Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to $150 million of the Company’s common stock. At June 30, 2020, the Company had approximately $14.7 million remaining under this authorization. The Company has not repurchased any shares of its common stock under this program in more than three years.

Note 4.       Stock-based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

		Restricted Stock
	Stock Options	Awards
Options Outstanding/Nonvested RSAs, January 1, 2020	693	911
Granted	197	451
Options Exercised/RSAs Released	(3)	(200)
Forfeited	(271)	(225)
Options Outstanding/Nonvested RSAs, June 30, 2020	616	937

The Company granted a target of 94,591 performance-based RSAs with a grant date fair value of $0.9 million during the six months ended June, 2020 and a target of 100,281 performance-based RSAs with a grant date fair value of $1.1 million during the six months ended June 30, 2019. The 2020 performance-based RSAs were awarded to certain members of senior management in connection with the achievement of specific key financial metrics and a relative total shareholder return multiple measured over a three-year period and also vest over a three-year period. The number of 2020 performance-based awards that will ultimately vest is contingent upon the achievement of these key financial metrics and the results of the relative total shareholder return multiple by the end of year three. The 2019 performance-based RSAs were awarded to certain members of senior management in connection with the achievement of specific key financial metrics measured over a two-year period and vest over a three-year period. The number of 2019 performance-based awards that will ultimately vest is contingent upon the achievement of these key financial metrics by the end of year two. The Company assesses the probability of achieving these metrics on a quarterly basis. For these awards, the Company recognizes the fair value expense ratably over the performance and vesting period. These awards are included above in RSAs Granted.

Note 5.      Credit Agreement

The Company has a credit agreement (the “Credit Agreement”) with Bank of America, N.A. and Wells Fargo Bank, National Association (the “Lenders”). On April 17, 2020, the Company entered into a First Amendment to the Credit Agreement (the “Amendment”) with the Lenders. The execution of the Amendment, among other things, temporarily increases the maximum amount of borrowings under the Revolving Credit Facility (the “Revolving Credit Facility”) from $175 million to $212.5 million until August 30, 2020, subject to the borrowing bases described below. The total size of the Credit Agreement increased to $237.5 million, inclusive of the first in-last out $25 million term loan (the “FILO Term Loan”).

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

The Amendment permanently increased the margin for LIBOR Rate Loans (as defined in the Amendment) to (i) 2.50% to 3.00% over the applicable LIBOR Rate (as defined in the Amendment) with respect to Revolving Loans (as defined in the Amendment) and (ii) 3.75% to 4.50% over the applicable LIBOR Rate with respect to FILO Term Loans (as defined in the Amendment), in each case (for one, two, three or six month interest periods as selected by the Company) depending on the Company’s average daily excess borrowing availability under the Revolving Credit Facility during the most recently completed fiscal quarter. The Amendment also permanently increased the unused commitment fee of 0.25% per annum to 0.50% per annum on the average daily unused amount of the Revolving Credit Facility during the most recently completed calendar quarter. As of June 30, 2020, the Company’s Revolving Credit Facility carried an average interest rate of 3.50% and the FILO Term Loan carried an interest rate of 4.75%.

Prior to the Amendment, loans outstanding under the Credit Agreement bore interest based on the Base Rate (as defined in the Credit Agreement) or the LIBOR Rate (as defined in the Credit Agreement). Interest on Base Rate loans was charged at varying per annum rates computed by applying a margin ranging from (i) 0.25% to 0.75% over the Base Rate with respect to revolving loans and (ii) 1.25% to 2.00% over the Base Rate with respect to the FILO Term Loan, in each case depending on the Company’s average daily excess borrowing availability under the Revolving Credit Facility during the most recently completed fiscal quarter. Interest on LIBOR Rate loans and fees for standby letters of credit were charged at varying per annum rates computed by applying a margin ranging from (i) 1.25% to 1.75% over the applicable LIBOR Rate with respect to revolving loans and (ii) 2.25% to 3.00% over the applicable LIBOR Rate with respect to the FILO Term Loan, in each case depending on the Company’s’ average daily excess borrowing availability under the Revolving Credit Facility during the most recently completed fiscal quarter.

As of June 30, 2020, a total of $76 million was outstanding under the Revolving Credit Facility and $25 million was outstanding under the FILO Term Loan. As of June 30, 2020, there was $59 million of availability under the Revolving Credit Facility. The Company also had $4 million in letters of credit which reduces its remaining availability.

The Revolving Credit Facility is available to the Company up to the lesser of (1) $175 million (temporarily increased to $212.5 million under the Amendment) or (2) a revolving borrowing base equal to the sum of specified percentages of the Company’s eligible inventory (including eligible in-transit inventory), eligible credit card receivables, and eligible owned real estate, less certain reserves, all of which are defined by the terms of the Credit Agreement (the “Revolving Borrowing Base”). If the outstanding FILO Term Loan exceeds the FILO Borrowing Base (as defined in the Credit Agreement), the amount of such excess reduces availability under the Revolving Borrowing Base. The Company retained to option to increase the Revolving Credit Facility to a maximum total amount of $225 million, subject to the satisfaction of the conditions to such increase as specified in the Credit Agreement.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective only when specified availability under the Revolving Credit Facility falls below the greater of $17.5 million or 10% of the Combined Loan Cap (as defined in the Credit Agreement).

Note 6.       Income Taxes

The Company calculates its quarterly tax provision pursuant to the guidelines in Accounting Standards Codification ("ASC") 740-270 "Income Taxes." Generally, ASC 740-270 requires companies to estimate the annual effective tax rate for current year ordinary income. The estimated annual effective tax rate represents the best estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision. Due to the current disruption in the economy related to the COVID-19 pandemic and the impact this has on making a reliable estimate of the annual effective tax rate as of the current reporting period, the Company has applied the actual year-to-date effective tax rate for the current-period tax provision.

The CARES Act (the “Act”) was enacted on March 27, 2020. The Act retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019 and 2020 to be carried back for five years. The Company recorded an income tax benefit of $4.8 million in the first six months of 2020 associated with the income tax components contained in the Act, and as of June 2020 the Company has collected the full amount of the income tax benefit. As of June 30, 2020, the Company has completed an initial analysis of the tax effects of the Act but continues to monitor developments by federal and state rulemaking authorities regarding implementation of the Act. The Company has made reasonable estimates of the effects of the Act and will adjust, if needed, as new laws or guidance becomes available.

For the three months ended June 30, 2020, the Company recognized income tax expense of $2.2 million, which represented an effective tax rate of 45.7%. For the three months ended June 30, 2019, the Company recognized income tax expense of $0.4 million, which represented an effective tax rate of (16.8)%. The variability of our tax rate in 2020 reflects the timing of deductions and the Act on our quarterly earnings.

For the six months ended June 30, 2020, the Company recognized an income tax benefit of $2.1 million, which represented an effective tax rate of (16.7)%. For the six months ended June 30, 2019, the Company recognized income tax expense of $0.6 million, which represented an effective tax rate of (8.7)%. The income tax benefit for the six months ended June 30, 2020 included the impact of the enactment of the Act, as discussed above.

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

On September 30, 2019, the parties finalized a settlement agreement that is consistent with the terms of the Memorandum of Understanding previously disclosed by the Company, which would resolve the Gold Litigation on a nationwide basis. Under the terms of the settlement agreement, the Company will contribute $14 million in cash and provide $14 million in store-credit vouchers, with a potential additional $2 million in store-credit vouchers based on obtaining a claim’s percentage of more than 7%, for an aggregate settlement of up to $30 million. The settlement agreement clearly indicates that the settlement does not constitute or include an admission by the Company of any fault or liability, and the Company does not admit any fault, wrongdoing or liability.

On December 18, 2019, the court issued an order that, among other things, granted preliminary approval of the settlement agreement. Following the preliminary approval, and pursuant to the terms of the settlement agreement, in December 2019, the Company paid $1 million for settlement of administrative costs, which is part of the Gold Cash Payment, to the plaintiff’s settlement escrow account.

Notice has been disseminated to the class members by the settlement administrator and a Final Approval and Settlement Hearing is currently scheduled for September 24, 2020. Only seven objectors filed objections to the settlement agreement that will be addressed at the Final Approval and Settlement Hearing. The settlement agreement is subject to certain contingencies, including court approval. There can be no assurance that a settlement will be finalized and approved by the court at the Final Approval and Settlement Hearing or as to the ultimate outcome of the litigation.

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

The Company recognized a charge to earnings of $28 million within selling, general and administrative expense during the fourth quarter of 2018 as its loss became probable and estimable. As of June 30, 2020, the remaining accrual related to these matters was $27 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on its condensed consolidated balance sheet. If the settlement agreement is not approved by the court or the Company incurs additional losses with respect to the Bamboo Flooring Litigation (as defined below), the actual losses that may result from these actions may exceed this amount. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

Litigation Relating to Chinese Laminates

Formaldehyde-Abrasion MDLs

On March 15, 2018, the Company entered into a settlement agreement with the lead plaintiffs in the Formaldehyde MDL (as defined in Part II, Item 1 of this Form 10-Q) and Abrasion MDL (as defined in Part II, Item 1 of this Form 10-Q), cases more fully described in Part II, Item 1 of this Form 10-Q. Under the terms of the settlement agreement, the Company agreed to fund $22 million in cash and provide $14 million in store-credit vouchers for an aggregate settlement of $36 million to settle claims brought on behalf of purchasers of Chinese-manufactured laminate flooring sold by the Company between January 1, 2009 and May 31, 2015. The Company deposited $22 million into an escrow account administered by the court and plaintiffs’ counsel in accordance with the final settlement. The final approval order by the United States District Court for the Eastern District of Virginia has been appealed and is pending. The Company does not anticipate any change to its obligations, but must wait until the appeals are adjudicated or withdrawn.  If the appeals were to result in the settlement being set aside, the Company would receive $21.5 million back from the escrow agent. Accordingly, the Company has accounted for the payment of $21.5 million which is included in the caption “Deposit for Legal Settlement” on its condensed consolidated balance sheet. While insurance carriers initially denied coverage with respect to the Formaldehyde MDL and Abrasion MDL, the Company continues to pursue recoveries that the Company believes are appropriate. The $36 million aggregate settlement amount was accrued within SG&A expenses in 2017.

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

In addition to those purchasers who opted out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims, or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”).  Certain of these Related Laminate Matters were settled in 2019 and 2018, while some remain in settlement negotiations. The Company did not have any expense for this matter for the six months ended June 30, 2020. As of June 30, 2020, the remaining accrual related to these matters was $0.1 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on the condensed consolidated balance sheet. For the six months ended June 30, 2019, the Company recognized charges to earnings of $0.4 million within SG&A expenses for these Remaining Laminate Matters. While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is reasonably possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. If the Company incurs losses with the respect to the Opt Outs or further losses with respect to Related Laminate Matters, the ultimate resolution of these actions could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.

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

In November 2018, the plaintiffs filed a motion requesting conditional certification for all store managers and store managers in training who worked within the federal statute of limitations period. In May 2019, the magistrate judge granted the plaintiffs’ motion for conditional certification. The litigation is in the discovery stage, which was extended by the Court from May 2020 to December 18, 2020, and due to COVID-19 complications impacting discovery, the deadline has again been extended to March 31, 2021.

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

Savidis Lawsuit

On April 9, 2020, Lumber Liquidators was served with a lawsuit filed by Tanya Savidis, on behalf of herself and all others similarly situated (collectively, the “Savidis Plaintiffs”). Ms. Savidis filed a purported class action lawsuit in the Superior Court of California, County of Alameda on March 6, 2020, on behalf of all current and former Lumber Liquidators employees employed as non-exempt employees. The complaint alleges violation of the California Labor Code including, among other items, failure to pay minimum wages and overtime wages, failure to provide meal periods, failure to permit rest breaks, failure to reimburse business expenses, failure to provide accurate wage statements, failure to pay all wages due upon separation within the required time, and engaging in unfair business practices (the “Savidis matter”). On or about May 22, 2020, the Savidis Plaintiffs provided notice to the California Department of Industrial Relations requesting they be permitted to seek penalties under the California Private Attorney General Act for the same substantive alleged violations asserted in the Complaint. The Savidis Plaintiffs seek certification of a class action covering the prior four-year period prior to the filing of the complaint to the date of class certification (the “California Employee Class”), as well as a subclass of class members who separated their employment within three years of the filing of the suit to the date of class certification (the “Waiting Time Subclass”). The Savidis Plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, seek statutory penalties, unspecified amounts for unpaid wages, benefits, and penalties, interest, and other damages.

The Company disputes the Savidis Putative Class Employees’ claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action and therefore no accrual has been made related to this. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

Visnack Lawsuit

On June 29, 2020, Michael Visnack, on behalf of himself and all others similarly situated (collectively, the “Visnack Plaintiffs”) filed a purported class action lawsuit in the Superior Court of California, County of San Diego, on behalf of all current and former store managers, and others similarly situated. The Complaint alleges violation of the California Labor Code including, among other items, failure to pay wages and overtime, wage statement violations, meal and rest break violations, unpaid reimbursements and waiting time, and engaging in unfair business practices (the “Visnack matter”). The Visnack Plaintiffs seek certification of a class period beginning September 20, 2019, through the date of Notice of Class Certification, if granted. The Visnack Plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, they seek unspecified amounts for each of the causes of action such as unpaid wages and overtime wages, failure to provide meal periods and rest breaks, payroll record and wage statement violations, failure to reimburse expenses and waiting time, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages.

The Company is evaluating the Visnack Putative Class Employees' claims and intends to defend itself vigorously in this matter. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action and therefore no accrual has been made related to this. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

Results by period for the Company are shown below. The column labeled ‘June 30, 2020 Receivable/Liability Balance’ represents the amount the Company would receive or pay (net of any collections or payments) as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. It does not include any initial amounts paid for AD or CVD in the current period at the in-effect rate at that time.

The Company recorded net interest expense related to antidumping of $0.1 million for the six months ended June 30, 2020, with the amount included in other expense on the condensed consolidated statements of operations. The estimated associated interest payable and receivable for each period is not included in the table below but is included in the same financial statement line item on the Company’s condensed consolidated balance sheet as the associated liability and receivable balance for each period.

Review		Rates at which		June 30, 2020
Period	Period Covered	Company	Final Rate	Receivable/Liability
		Deposited		Balance
Antidumping
1	May 2011 through	6.78% and 3.3%	0.73%[1]	$1.3 million
	November 2012			receivable[1]
2	December 2012 through	3.30%	3.92% [2]	$4.1 million
	November 2013			liability [2]
3	December 2013 through	3.3% and 5.92%	17.37%	$4.7 million
	November 2014			liability
4	December 2014 through	5.92% and 13.74%	0.0%	Settled
November 2015
5	December 2015 through	5.92%. 13.74%. and 17.37%	0.00%	Settled
November 2016
6	December 2016 through	17.37% and 0.0%	42.57% and 0.00%[3]	$0.5 million receivable
	November 2017			$1.5 million liability[3]
7	December 2017 through	0.00%	Pending[4]	NA
November 2018
			Included on the Condensed Consolidated Balance Sheet in Other Current Assets	$0.5 million
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$1.3 million
			Included on the Condensed Consolidated Balance Sheet in Other Long-Term Liabilities	$10.3 million
Countervailing
1&2	April 2011 through	1.50%	0.83% / 0.99%	$0.2 million
	December 2012			receivable
3	January 2013 through December 2013	1.50%	1.38%	$0.05 million receivable
4	January 2014 through December 2014	1.50% and 0.83%	1.06%	$0.02 million receivable
5	January 2015 through December 2015	0.83% and 0.99%	Final at 0.11% and 0.85%[5]	$0.08 million receivable [5]
6	January 2016 through December 2016	0.99% and 1.38%	Final at 3.10% and 2.96%	$0.04 million liability [6]
7	January 2017 through December 2017	1.38% and 1.06%	Pending[7]	NA
8	January 2018 through December 2018	1.06%	Pending	NA
			Included on the Condensed Consolidated Balance Sheet in Other Current Assets	$0.1 million
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$0.3 million
			Included on the Condensed Consolidated Balance Sheet in Other Current Liabilities	$0.04 million
1	In the second quarter of 2018, the Court of International Trade sustained the DOC’s recommendation to reduce the rate for the first annual review period to 0.73% (from 5.92%). As a result, the Company reversed its $0.8 million liability and recorded a $1.3 million receivable with a corresponding reduction of cost of sales during the year ended December 31, 2018.

2	In the second quarter of 2020, the Court of International Trade received a recommendation from the DOC to reduce the rate for the second annual review period to 3.92% (from 13.74%). If accepted by the Court of International Trade, the Company will reverse $3.9 million of its $4.1 million liability currently recorded, with a corresponding reduction of cost of sales during the quarter when it is accepted.

3	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 42.57% and 0% depending on the vendor. As a result, the Company recorded a liability of $0.8 million with a corresponding reduction of cost of sales during the year ended December 31, 2019. The Company received payments during 2019 for its vendor with a final rate of 0% and the remaining balance of $0.5 million as of June 30, 2020 was included in other current assets on the condensed consolidated balance sheet. The vendors with a final rate of 42.57% are under appeal and the balance of $1.5 million as of June 30, 2020 was included in other long-term liabilities on the condensed consolidated balance sheet.

4	In January 2020, the DOC issued a preliminary rate of 0.0% for the seventh annual review period.

5	In the second quarter of 2018, the DOC issued the final rates for the fifth annual review period at 0.11% and 0.85% depending on the vendor. As a result, in the second quarter of 2018, the Company recorded a receivable of $0.07 million for deposits made at previous preliminary rates, with a corresponding reduction of cost of sales.

6	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 3.1% and 2.96% depending on the vendor. As a result, the Company recorded a liability of $0.4 million with a corresponding reduction of cost of sales during the year ended December 31, 2019.

7	In January 2020, the DOC issued a preliminary rate of 24.61% for the seventh annual review period. If the preliminary rate remains at 24.61%, the Company will record a liability of $2 million in the period in which the ruling is finalized.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact on us of any of the following:

·	an overall decline in the health of the economy, the hard-surface flooring industry, the housing market and overall consumer spending, including the effects of the COVID-19 pandemic;
·	impact on sales, ability to obtain and distribute products, and employee safety and retention, including the effects of the COVID-19 pandemic;
·	obligations related to and impacts of new laws and regulations, including pertaining to tariffs and exemptions;
·	the outcomes of legal proceedings, and the related impact on liquidity;
·	obtaining products from abroad, including the effects of COVID-19 and tariffs, as well as the effects of antidumping and countervailing duties;
·	reputational harm;
·	obligations under various settlement agreements and other compliance matters;
·	disruption due to cybersecurity threats, including any impacts from a network security incident;
·	inability to open new stores, find suitable locations, and fund other capital expenditures;
·	inability to execute on our key initiatives or such key initiatives do not yield desired results;
·	managing growth;
·	transportation costs;
·	damage to our assets;
·	disruption in our ability to distribute our products, including due to disruptions from the impacts of severe weather;
·	operating stores in Canada and an office in China;
·	managing third-party installers and product delivery companies;

·	renewing store, warehouse, or other corporate leases;
·	having sufficient suppliers;
·	our, and our suppliers’, compliance with complex and evolving rules, regulations, and laws at the federal, state, and local level;
·	disruption in our ability to obtain products from our suppliers;
·	product liability claims;
·	availability of suitable hardwood, including due to disruptions from the impacts of severe weather;
·	sufficient insurance coverage, including cybersecurity insurance;
·	access to and costs of capital;
·	the handling of confidential customer information, including the impacts from the California Consumer Privacy Act;
·	management information systems disruptions;
·	alternative e-commerce offerings;
·	our advertising and overall marketing strategy;
·	anticipating consumer trends;
·	competition;
·	impact of changes in accounting guidance, including the implementation guidelines and interpretations;
·	maintenance of valuation allowances on deferred tax assets and the impacts thereof;
·	internal controls;
·	stock price volatility; and
·	anti-takeover provisions

Information regarding risks and uncertainties is contained in the Company’s reports filed with the SEC, including the Item 1A, “Risk Factors,” section of this quarterly report and the Form 10-K for the year ended December 31, 2019.

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2019.

Overview

Lumber Liquidators is one of the leading specialty retailers of hard-surface flooring in North America, offering a complete purchasing solution across an extensive assortment of domestic and exotic hardwood species, engineered hardwood, laminate, resilient vinyl, waterproof vinyl plank and porcelain tile. We also feature the renewable flooring products bamboo and cork and provide a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. We offer installation and delivery services through third-party independent contractors for customers who purchase our floors. At June 30, 2020, we sold our products through 422 stores in 47 states in the United States and in Canada, a call center and websites.

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

To supplement the financial measures prepared in accordance with GAAP, we use the following non-GAAP financial measures: (i) Adjusted Gross Profit, (ii) Adjusted Gross Margin, (iii) Adjusted SG&A, (iv) Adjusted SG&A as a percentage of sales, (v) Adjusted Operating Income, (vi) Adjusted Operating Margin, (vii) Adjusted Earnings and (viii) Adjusted Earnings per Diluted Share. The non-GAAP financial measures should be viewed in addition to, and not in lieu of, financial measures calculated in accordance with GAAP. These supplemental measures may vary from, and may not be comparable to, similarly titled measures by other companies.

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

Impact of COVID-19 Pandemic on Our Business

The second quarter of 2020 was significantly affected by the COVID-19 pandemic but throughout we remained focused on serving our customers while keeping the health and safety of employees and customers paramount. The results of the second quarter were atypical; readers should exercise caution before drawing conclusions, in considering trends, and/or in making judgements about profitability and cash flows. We operated in a variety of operating models (fully open, curbside-pickup, online) during the quarter and utilized safety measures such as personal protective equipment for employees and customers. Additional measures included contact-free and appointment-based engagement with customers, adding barriers at registers and social distancing signage and guidelines to our stores. These practices were implemented to comply with state and local ordinances along with recommendations from the CDC and State Boards of Health. By early July, 98% of stores were fully open, with less than 10 operating by appointment only. Only one store remained closed since the onset of the pandemic due to a unique store design while others closed periodically as warranted by market conditions. In addition, late in the first quarter we suspended third-party inventory count procedures at our stores, but we resumed these third-party count procedures by the end of the second quarter. As reported in the Company’s first quarter earnings release, quarter-to-date comparable store sales were down approximately 30% through the week ended May 23. Improving performance in June resulted in a negative 21.3% comparable store sales for the full quarter.

Throughout the quarter, we leveraged strategic investments in digital capabilities made over the past 18 months, including the Floor Finder and Picture It! tools, to serve customers at LLFlooring.com. Web traffic has increased meaningfully particularly when store showrooms were less available. We have also expanded availability of online flooring samples and extended our hours for voice and click-to-chat customer support, while also continuing to offer curbside store pickup and enhanced home-delivery options.

In April, as a result of reduced demand and the changes in our operating models due to COVID-19, we temporarily furloughed a number of store associates and reduced operating hours in our distribution centers. As demand returned through the quarter, we recalled associates, and as of late June, had invited all furloughed employees back to work and had returned to normal operations in our distribution centers. We implemented a range of other measures to increase financial flexibility and maintain agility during this challenging time. These measures included reducing costs, managing inventory flow, deferring and abating certain payments, and delaying or stopping non-critical projects, including a pause in the planned opening of certain new stores and reducing capital spending. We also implemented a temporary reduction in all salaried corporate employee compensation and Board of Directors’ compensation. As a result of improved business trends, the temporary reduction ended effective July 1, 2020.

As a result of these actions and managing working capital, the Company’s liquidity position has improved during the second quarter by $55 million from March 31, 2020. As of June 30, 2020, the Company had $76 million outstanding under its revolving credit facility and $25 million outstanding under its FILO Term Loan along with $127 million of cash and cash equivalents on its balance sheet. As of June 30, 2020, the Company had $186 million in liquidity, comprised of $127 million of cash and cash equivalents and $59 million of availability under the Credit Agreement. In April 2020, the Company amended its Credit Agreement as described in Note 5 of this Form 10-Q. Please see the “Liquidity and Capital Resources” discussion later in this MD&A for further discussion of cash in the quarter. Material items affecting the income statement will be discussed in their respective areas within this MD&A.

Executive Summary

Results of operations for the three and six months ended June 30, 2020 as described below are not necessarily indicative of future results to be expected for the full year due to a number of factors, including seasonality and general economic conditions that may impact sales for the remainder of fiscal 2020. Additionally, we cannot predict the impact of the COVID-19 pandemic to our sales, supply chain, and distribution as well as to overall construction, renovation and consumer spending.

Net sales in the second quarter of 2020 decreased $58 million, or 20%, to $230 million from the second quarter of 2019. Comparable store sales for the second quarter of 2020 were down 21.3% driven by the impact of COVID-19, but improved sequentially as the quarter progressed and improved compared to the previously reported quarter-to-date decline of approximately 30% through May 23. The Company opened two net new stores in the second quarter of 2020 bringing total store count to 422 as of June 30, 2020.

Gross profit decreased 14% in the second quarter of 2020 to $88 million from $102 million in the comparable period in 2019, including the 2019 positive impact of classification adjustments related to tariffs as shown in the tables that follow. Without this item, Adjusted Gross Profit (a non-GAAP measure) decreased approximately $13 million. Adjusted Gross Margin (a non-GAAP measure) increased 309 basis points to 38.3% in the second quarter of 2020 from 35.2% in the second quarter of 2019 as margin enhancement efforts, Section 301 tariff exclusions and supply chain efficiency positively impacted results. Adjusted Gross Margin was also aided by a larger mix of higher-margin manufactured products, a lower mix of installation labor sales, and reduced discounting in stores. These items were somewhat offset by a higher year-over-year inventory obsolescence charge and higher customer delivery costs associated with delivery promotions.

SG&A expense decreased 21% to $82 million in the second quarter of 2020 from the comparable period in 2019 but included certain costs in both periods related to investigations and lawsuits. Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) decreased 17%, or $16 million, compared to the same period in the prior year. The reduction in Adjusted SG&A was primarily driven by lower advertising expense as the Company reduced its promotional cadence in response to the COVID crisis; lower payroll and benefits expense as the Company took steps to align staffing with demand levels while also implementing temporary salary reductions for corporate office personnel and the Board of Directors; and lower transaction- and business-related costs due to lower sales. The Company’s focus on expense management, liquidity preservation measures and process efficiency helped deliver the year-over-year reduction in Adjusted SG&A in the quarter.

Operating income was $6 million for the second quarter of 2020 compared to an operating loss of $1.4 million for the second quarter of 2019. Adjusted Operating Income (a non-GAAP measure) was $6.5 million for the second quarter of 2020, a year-over-year increase of over $2.9 million compared to adjusted operating income of $3.6 million for the second quarter of 2019. The year-over-year increase was primarily driven by the work to enhance gross margin while also diligently managing expenses.

Income tax expense was $2.2 million for the second quarter of 2020 compared to income tax expense of $0.4 million for the second quarter of 2019. The variability of our tax rate in 2020 reflects the timing of deductions and the CARES Act on our quarterly earnings.

Net income for the second quarter of 2020 increased $5.5 million to $2.6 million compared to a net loss of $2.9 million for the second quarter of 2019, while Adjusted Earnings (a non-GAAP measure) for the second quarter of 2020 was $3 million, a year-over-year increase of $2.2 million compared to Adjusted Earnings of $820 thousand for the second quarter of 2019.

Earnings per diluted share was $0.09 for the second quarter 2020 versus a loss per share of $0.10 in the year ago quarter. On an adjusted basis, second quarter earnings per diluted share increased $0.07 to $0.10 compared to an adjusted earnings per diluted share of $0.03 for the second quarter of 2019.

As of June 30, 2020, the Company had $76 million outstanding under its revolving credit facility and $25 million outstanding under its FILO Term Loan. Collectively, this is a $19 million increase from the end of the fourth quarter 2019 while the cash and cash equivalents balance increased by $118 million. As of June 30, 2020, the Company had $186 million in liquidity, comprised of $127 million of cash and cash equivalents and $59 million of availability under the Credit Agreement.

Results of Operations

We believe the selected sales data, the percentage relationship between net sales and major categories in the condensed consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Improvement
	% of Net Sales		(Decline) in
	Three Months Ended June 30,		Dollar Amounts
	2020	2019	2020 VS 2019
Net Sales
Net Merchandise Sales	91.2%	86.9%	(16.2)%
Net Services Sales	8.8%	13.1%	(46.6)%
Total Net Sales	100.0%	100.0%	(20.2)%
Gross Profit	38.3%	35.5%	(13.9)%
Selling, General, and Administrative Expenses	35.7%	36.0%	(20.8)%
Operating Income (Loss)	2.6%	(0.5)%	NM %
Other Expense (Income)	0.5%	0.4%	6.9%
Income (Loss) Before Income Taxes	2.1%	(0.8)%	NM %
Income Tax Expense (Benefit)	1.0%	0.1%	440.9%
Net Income (Loss)	1.1%	(1.0)%	NM %

			% Improvement
	% of Net Sales		(Decline) in
	Six Months Ended June 30,		Dollar Amounts
	2020	2019	2020 VS 2019
Net Sales
Net Merchandise Sales	90.2%	88.1%	(8.1)%
Net Services Sales	9.8%	11.9%	(26.3)%
Total Net Sales	100.0%	100.0%	(10.3)%
Gross Profit	38.8%	35.3%	(1.4)%
Selling, General, and Administrative Expenses	35.9%	36.2%	(11.2)%
Operating Income (Loss)	3.0%	(0.9)%	NM %
Other Expense (Income)	0.4%	0.4%	(14.2)%
Income (Loss) Before Income Taxes	2.6%	(1.3)%	NM %
Income Tax Expense (Benefit)	(0.4)%	0.1%	NM %
Net Income (Loss)	3.0%	(1.4)%	NM %

	Three Months Ended		Six Months Ended
	June 30,		June 30,
SELECTED SALES DATA	2020	2019	2020	2019
Average Sale[1]	$1,209	$1,405	$1,284	$1,354
Average Retail Price per Unit Sold[2]	(4.8)%	0.4%	(1.1)%	(0.8)%
Comparable Store Sales (Decrease) (%)	(21.3)%	(0.1)%	(11.6)%	(0.4)%

Number of Stores Open, end of period	422	415	422	415
Number of Stores Opened in Period, net	2	2	3	2
Number of Stores Relocated in Period[3]	—	—	1	—

Comparable Stores[4] (% change to prior year):
Customers Invoiced[5]	(7.3)%	(2.5)%	(6.4)%	(0.3)%
Net Sales of Stores Operating for 13 to 36 months	(15.9)%	12.9%	(6.5)%	8.9%
Net Sales of Stores Operating for more than 36 months	(21.6)%	(0.3)%	(11.8)%	(0.3)%

Net Sales in Markets with all Stores Comparable (no cannibalization)	(20.9)%	0.4%	(11.2)%	0.1%
1	Average sale is defined as the average invoiced sales order, measured quarterly, excluding returns as well as transactions under $100 (which are generally sample orders or add-on/accessories to existing orders).

2	Average retail price per unit (square feet for flooring and other units of measures for moldings and accessories) sold is calculated on a total company basis and excludes non-merchandise revenue.

3	A relocated store remains a comparable store as long as it is relocated within the primary trade area.

4	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.

5	Change in number of customers invoiced is calculated by applying the average sale, described above, to total net sales at comparable stores.

NM Not meaningful.

Net Sales

Net sales in the second quarter of 2020 decreased $58 million, or 20%, to $230 million from the second quarter of 2019. Comparable store sales for the second quarter of 2020 were down 21.3% driven by the impact of COVID-19, but improved sequentially as the quarter progressed and improved compared to the previously reported second quarter-to-date decline of approximately 30% through May 23. The Company opened three new stores and closed one in the second quarter of 2020 bringing total store count to 422 as of June 30, 2020. By major category, manufactured products grew from 41% of sales in the second quarter of 2019 to 49% of sales in the second quarter of 2020, partially offset by a decline in solid and engineered hardwood products. The vinyl sub-category within manufactured products continues to drive growth due to its outstanding aesthetics, high resilience and waterproof characteristics. Net services sales (install and freight) decreased 47% in the three months ended June 30, 2020 from the second quarter of 2019 due an outsized COVID-19 impact on in-home installations.

Net sales for the six months ended June 30, 2020 decreased 10% from the comparable period in 2019. Through the week ending March 21, 2020, the Company’s year-to-date comparable store sales increased approximately 4%, but as the impact of COVID-19 began to broadly impact consumers, orders declined significantly and first half comparable stores sales fell to negative 11.6% by the end of the six month period ended June 30, 2020.

Gross Profit

Gross profit decreased 14% in the second quarter of 2020 to $88 million from $102 million in the comparable period in 2019, including the 2019 positive impact of classification adjustments related to tariffs as shown in the tables that follow. Without this item, Adjusted Gross Profit (a non-GAAP measure) decreased approximately $13 million. Adjusted Gross Margin (a non-GAAP measure) increased 309 basis points to 38.3% in the second quarter of 2020 from 35.2% in the second quarter of 2019 as margin enhancement efforts, Section 301 tariff exclusions and supply chain efficiency positively impacted results. Adjusted Gross Margin was also aided by a larger mix of higher-margin manufactured products, a lower mix of installation labor sales, and reduced discounting in stores. These items were somewhat offset by a higher year-over-year inventory obsolescence charge and higher customer delivery costs associated with delivery promotions.

Gross profit was $193 million and $196 million for the six months ended June 30, 2020 and the comparable period in 2019, respectively, despite the impact of COVID-19 on sales in 2020. Adjusted Gross Margin increased from 35.2% for the first six months of 2019 to 38.8% for the first six months of 2020 primarily due margin enhancement efforts, tariff exclusions and supply chain efficiency positively impacted results.

Tariffs played a significant role in year-over-year comparisons. Beginning in September 2018, goods coming from China received an additional 10% tariff. Beginning in June 2019, the tariffs increased to 25%. In order to mitigate the impact of tariffs, we reduced discounting in the stores, implemented merchandising cost-out efforts and enacted retail price increases. On November 7, 2019, the United States Trade Representative (“USTR”) ruled on a request made by certain interested parties, including the Company, and retroactively excluded certain flooring products imported from China from the Section 301 tariffs. The granted exclusion applies retroactively from the date the tariffs were originally implemented on September 24, 2018 through August 7, 2020. The Company is monitoring the expiration of this exclusion currently slated for August 7, 2020. Should the tariff exclusion not be extended, there would be an impact to cash flow related to future product purchases, but a delayed impact to gross margin based primarily on the flow of inventory. The Company recorded a $27 million receivable related to these tariffs during the fourth quarter of 2019 in the caption “Tariff Recovery Receivable” on the Consolidated Balance Sheets and has collected $9 million through the first six months of 2020. The Company still expects to receive the remaining payments by the end of 2020.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
Gross Profit, as reported (GAAP)	$88,292	38.3%	$102,487	35.5%	$193,263	38.8%	$196,098	35.3%

HTS Classification Adjustments [1]	—	—%	(779)	(0.3)%	—	—%	(779)	(0.1)%
Sub-Total Items above	—	—%	(779)	(0.3)%	—	—%	(779)	(0.1)%

Adjusted Gross Profit (non-GAAP measures)	$88,292	38.3%	$101,708	35.2%	$193,263	38.8%	$195,319	35.2%
1	Represents classification adjustments related to the HTS duty categorization in prior periods during the three and six months ended June 30, 2019.

Selling, General and Administrative Expenses

SG&A expense decreased 21% to $82 million in the second quarter of 2020 from the comparable period in 2019 but included certain costs in both periods related to investigations and lawsuits. Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) decreased 17%, or $16 million, to the same period in the prior year. The reduction in Adjusted SG&A was primarily driven by lower advertising expense as the Company reduced its promotional cadence in reaction to the COVID crisis; lower payroll, overtime and benefits expense as the Company took steps to align staffing with demand levels while also implementing temporary salary reductions for corporate office personnel and the Board of Directors; and lower credit card, bank fees and other transaction-related costs due to lower sales. In addition, equity compensation, supplies and T&E expenses were lower versus second quarter last year. The Company’s focus on expense management, liquidity preservation measures and process efficiency helped deliver the year-over-year reduction in Adjusted SG&A in the quarter.

SG&A expense decreased 11% to $178 million in the first six months of 2020 from the comparable period in 2019 but included certain costs in both periods related to investigations and lawsuits. Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) decreased $16 million, or 8.3%, in the six months ended June 30, 2020. The reduction in Adjusted SG&A was primarily driven by lower advertising expense as the Company reduced its promotional cadence in reaction to the COVID crisis; lower payroll and benefits expense as the Company took steps to align staffing with demand levels while also implementing temporary salary reductions for corporate office personnel; and lower transaction-related costs due to lower sales.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
SG&A, as reported (GAAP)	$82,288	35.7%	$103,864	36.0%	$178,495	35.9%	$200,896	36.2%

(Recovery) Accrual for Legal Matters and Settlements [2]	(500)	(0.2)%	4,750	1.6%	(500)	(0.1)%	4,575	0.8%
Legal and Professional Fees [3]	995	0.4%	1,017	0.4%	1,788	0.4%	2,995	0.5%
Sub-Total Items above	495	0.2%	5,767	2.0%	1,288	0.3%	7,570	1.3%

Adjusted SG&A (a non-GAAP measure)	$81,793	35.5%	$98,097	34.0%	$177,207	35.6%	$193,326	34.9%
2	This amount represents a $0.5 million insurance recovery in the second quarter of 2020 of legal fees related to certain significant legal action. A $4.75 million expense was recorded in the second quarter of 2019 for the Kramer employment case and certain Related Laminate Matters, which is described more fully in Note 7 to the condensed consolidated financial statements filed in the June 30, 2020 Form 10-Q.

3	Represents charges to earnings related to our defense of certain significant legal actions during the period. This does not include all legal costs we incurred.

Operating Income (Loss) and Operating Margin

Operating income was $6 million for the second quarter of 2020 compared to an operating loss of $1.4 million for the second quarter of 2019. Adjusted Operating Income (a non-GAAP measure) was $6.5 million for the second quarter of 2020, a year-over-year increase of over $2.9 million compared to adjusted operating income of $3.6 million for the second quarter of 2019. The year-over-year increase was primarily driven by the work to enhance gross margin while also diligently managing expenses.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
Operating Income (Loss), as reported (GAAP)	$6,004	2.6%	$(1,377)	(0.5)%	$14,768	3.0%	$(4,798)	(0.9)%

Gross Margin Items:
HTS Classification Adjustments [1]	—	—%	(779)	(0.3)%	—	—%	(779)	(0.1)%
Gross Margin Subtotal	—	—%	(779)	(0.3)%	—	—%	(779)	(0.1)%

SG&A Items:
(Recovery) Accrual for Legal Matters and Settlements [2]	(500)	(0.2)%	4,750	1.6%	(500)	(0.1)%	4,575	0.8%
Legal and Professional Fees [3]	995	0.4%	1,017	0.4%	1,788	0.3%	2,995	0.5%
SG&A Subtotal	495	0.2%	5,767	2.0%	1,288	0.2%	7,570	1.3%

Adjusted Operating Income (a non-GAAP measure)	$6,499	2.8%	$3,611	1.2%	$16,056	3.2%	$1,993	0.3%

1,2,3   See the Gross Profit and SG&A sections above for more detailed explanations of these individual items.

Other Expense

The Company had other expense of $1.1 million for both the three months ended June 30, 2020 and the three months ended June 30, 2019. The Company had other expense of $2 million and $2.4 million in the six months ended June 30, 2020 and 2019, respectively. The expense in both years primarily reflected interest on borrowings on our Credit Agreement.

Provision for Income Taxes

The Company calculates its quarterly tax provision pursuant to the guidelines in Accounting Standards Codification ("ASC") 740-270 "Income Taxes." Generally, ASC 740-270 requires companies to estimate the annual effective tax rate for current year ordinary income. The estimated annual effective tax rate represents the best estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision. Due to the current disruption in the economy related to the COVID-19 pandemic and the impact this has on making a reliable estimate of the annual effective tax rate as of the current reporting period, the Company has applied the actual year-to-date effective tax rate for the current-period tax provision.

The CARES Act (the “Act”) was enacted on March 27, 2020. The Act retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019 and 2020 to be carried back for five years. The Company recorded an income tax benefit of $4.8 million in the first six months of 2020 associated with the income tax components contained in the Act, and as of June 2020 we have collected the full amount of the tax benefit. As of June 30, 2020, the Company has completed an initial analysis of the tax effects of the Act but continues to monitor developments by federal and state rulemaking authorities regarding implementation of the Act. The Company has made reasonable estimates of the effects of the Act and will adjust, if needed, as new laws or guidance becomes available.

For the three months ended June 30, 2020, the Company recognized income tax expense of $2.2 million, which represented an effective tax rate of 45.7%. For the three months ended June 30, 2019, the Company recognized income tax expense of $0.4 million, which represented an effective tax rate of (16.8)%.

For the six months ended June 30, 2020, the Company recognized an income tax benefit of $2.1 million, which represented an effective tax rate of (16.7)%. For the six months ended June 30, 2019, the Company recognized income tax expense of $0.6 million, which represented an effective tax rate of (8.7)%. The income tax benefit for the six months ended June 30, 2020 included the impact of the enactment of the Act, as discussed above.

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

Diluted Earnings per Share

Net income for the second quarter of 2020 was $2.6 million, or $0.09 per diluted share, compared to net loss of $2.9 million, or $0.10 per diluted share, for the second quarter of 2019. Adjusted Earnings and Adjusted Earnings per Diluted Share (non-GAAP measures) for the second quarter of 2020 were $3 million and $0.10 per diluted share, respectively, compared to Adjusted Earnings of $820 thousand and $0.03 per diluted share for the second quarter of 2019.

Net income for the first six months of 2020 was $15 million, or $0.51 per diluted share, compared to a net loss of $7.8 million, or $0.27 per diluted share, for the first six months of 2019. Adjusted Earnings and Adjusted EPS for the first six months of 2020 were $16 million and $0.55 per diluted share, compared to an Adjusted Loss of $2.8 million and $0.10 per diluted share, for the first six months of 2019.

We believe that each of the items below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Net Income (Loss), as reported (GAAP)	$2,639	$(2,856)	$14,874	$(7,780)
Net Income (Loss) per Diluted Share (GAAP)	$0.09	$(0.10)	$0.51	$(0.27)

Gross Margin Items:
HTS Classification Adjustments [1]	—	(576)	—	(576)
Gross Margin Subtotal	—	(576)	—	(576)

SG&A Items:
(Recovery) Accrual for Legal Matters and Settlements [2]	(369)	3,510	(369)	3,381
Legal and Professional Fees [3]	735	742	1,321	2,213
SG&A Subtotal	366	4,252	952	5,594

Adjusted Earnings (Loss)	$3,005	$820	$15,826	$(2,762)
Adjusted Earnings (Loss) per Diluted Share (a non-GAAP measure)	$0.10	$0.03	$0.55	$(0.10)

1,2,3 See the Gross Profit and SG&A sections above for more detailed explanations of these individual items. These items have been tax affected at the Company’s federal incremental rate of 26.1%.

Seasonality

Our net sales fluctuate slightly as a result of seasonal factors, and we adjust merchandise inventories in anticipation of those factors, causing variations in our build of merchandise inventories. Generally, we experience higher-than-average net sales in the spring and fall, when more home remodeling activities are taking place, and lower-than-average net sales in the winter months and during the hottest summer months. These seasonal fluctuations, however, are minimized to some extent by our national presence, as markets experience different seasonal characteristics. Those historical trends have been affected by the COVID-19 pandemic.

Liquidity and Capital Resources

At the beginning of the COVID-19 crisis our near-term focus was on liquidity due to the major disruption to the normal course of our business. We have maintained that focus throughout the second quarter of 2020. Actions in the quarter included:

-	Renegotiating our Credit Agreement
-	Altering our store model, hours, and staffing
-	Replacing our largest annual sale event with alternative promotions
-	Altering our typical advertising cadence to reflect the reality of less in-person consumers and greater digital focus, particularly early in the quarter
-	Adjusting inventory buying plans to reflect lower volumes of activity
-	Negotiating new terms with merchandise vendors, landlords and other service providers to allow for longer payment terms and or reductions in fees
-	Implementing temporary salary reductions and furloughs
-	Eliminating spending on certain capital and operating activities including the opening of new stores
-	Taking advantage of opportunities in Federal, State, and Local regulatory changes (e.g., the CARES Act).

Our principal sources of liquidity at June 30, 2020 were cash from our ongoing operations, $127 million of cash and cash equivalents on our balance sheet and $59 million of availability under our Revolving Loan. As of June 30, 2020, the outstanding balance on the FILO Term Loan was $25 million and it carried an interest rate of 4.75%. As of June 30, 2020, the outstanding balance on the Revolving Loan was $76 million and it carried an average interest rate of 3.5%.

To provide additional liquidity, on April 17, 2020, we entered into a First Amendment to the Credit Agreement to add incremental borrowing capacity of up to $37.5 million through August 2020, and increased the margin rate which is described more fully in Note 5 to the condensed consolidated financial statements.

The $104 million increase in our cash and cash equivalent balance from March to June was primarily the result of cash borrowed following the credit amendment ($37 million), sell through of inventory ($21 million), growth in customer deposits ($18 million), deferrals of rent, payroll tax under the CARES Act, and sales tax ($9 million), collections of tariff receivables ($9 million), cash generated by operations ($9 million), and collection of cash tax refund ($5 million) offset in part by capital expenditures.

Through the six months ended June 30, 2020, we had $7.2 million in capital expenditures including opening four new stores. As part of our response to COVID-19, we are implementing a range of measures to increase financial flexibility including delaying or stopping non-critical projects such as pausing the planned opening of certain new stores and reducing capital spending. We expect to reduce capital expenditures from our original 2020 plan. We expect to open one new store in Q3, and our current plans include opening a small number of stores in Q4, dependent on demand trends and ongoing liquidity considerations.

Although COVID-19 has created uncertainty regarding general economic conditions, we continue to transact business and generate cash daily. We believe that cash flows from operations, together with the liquidity under our Credit Agreement will be sufficient to meet our obligations, fund our settlements, operations and anticipated capital expenditures for the next 12 months. We prepare our forecasted cash flow and liquidity estimates based on assumptions that we believe to be reasonable, but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Merchandise Inventories

Merchandise inventories at June 30, 2020 decreased $38 million from December 31, 2019 primarily due to a reduction in inventory buying to reflect lower volumes of activity along with delays in shipments of inventory produced in Asia, both as a direct result of the outbreak of COVID-19. In addition, we had focused initiatives in the first half of 2020 to sell unproductive inventory. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of June 30, 2020	As of December 31, 2019	As of June 30, 2019

	(in thousands)
Inventory – Available for Sale	$227,418	$254,812	$267,089
Inventory – Inbound In-Transit	21,304	31,557	36,611
Total Merchandise Inventories	$248,722	$286,369	$303,700

Available Inventory Per Store	$539	$608	$644

Available inventory per store at June 30, 2020 was lower than at December 31, 2019 and significantly lower than June 30, 2019. The decrease in available inventory compared to June 30, 2019 was due in large part to lower average cost of inventory driven by tariff exclusions granted in the fourth quarter of 2019, improved country-of-origin sourcing, and cost-out negotiations across all categories. Including the currently expected effects of COVID-19, we anticipate average inventory to be in the range of $280 million to $300 million by the end of the year.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons, and specific merchandise category planning. During the first half of 2020 we experienced a decrease in inbound in-transit as we reacted to COVID-19.

Cash Flows

Operating Activities. Net cash provided by operating activities was $106 million for the six months ended June 30, 2020 and was primarily due to a $36 million reduction in inventory, net income of $15 million, an increase in customer deposits of $14 million, and collections of tariff recovery receivables of $10 million. Net cash used in operating activities was $14 million for the six months ended June 30, 2019 and was primarily due to a payment of $33 million to settle the government investigations, partially offset part by a reduction in inventory of $13 million as we sold through inventory purchased late in 2018 in advance of the announced higher tariff.

Investing Activities. Net cash used in investing activities was $6.3 million and $8.8 million for the six months ended June 30, 2020 and 2019, respectively. Capital expenditure in both six-month periods were primarily related to new store openings and our information technology initiatives.

Financing Activities. Net cash provided by financing activities was $18 million and $23 million for the six months ended June 30, 2020 and 2019, respectively. Net cash provided by financing activities in both six-month periods was primarily due to net borrowings on our Credit Agreement.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our Critical Accounting Policies and Estimates since our annual report on Form 10-K for the year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our Credit Agreement are exposed to interest rate risk due to the variable rate of the facility, and the expected transition from the LIBOR reference rate in 2021. As of June 30, 2020, we had $76 million outstanding under the Revolving Credit Facility and $25 million outstanding under the FILO Term Loan.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2020. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2020.

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

Notice has been disseminated to class members by the settlement administrator, and a Final Approval and Settlement Hearing is currently scheduled for September 24, 2020. Only seven objectors filed objections to the Settlement Agreement that will be addressed at the Final Approval and Settlement Hearing. The settlement agreement is subject to certain contingencies, including court approval. There can be no assurance that a settlement will be finalized and approved by the court at the Final Approval and Settlement Hearing or as to the ultimate outcome of the litigation.

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

The Company recognized a charge to earnings of $28 million within selling, general and administrative expense during the fourth quarter of 2018 as its loss became probable and estimable. As of June 30, 2020, the remaining accrual related to these matters was $27 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on its condensed consolidated balance sheet. If the settlement agreement is not approved by the court or the Company incurs additional losses with respect to the Bamboo Flooring Litigation (as defined below), the actual losses that may result from these actions may exceed this amount. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

On November 8, 2018, an individual filed a Notice of Appeal in the United States Court of Appeals for the Fourth Circuit (the “Appeals Court”) challenging the settlement. On December 14, 2018, another individual filed a Notice of Appeal in the Appeals Court. Subsequently, the Appeals Court consolidated both appeals. On March 10, 2020, the Appeals Court upheld the order approving the settlement agreement, and vacated the award of attorney’s fees, requiring the Virginia Court to reconsider the award of attorneys’ fees to the lawyers representing the class. The Appeals Court determined that the Settlement Agreement was fair, reasonable, and adequate, and upheld the district court’s approval order. On remand, the Virginia Court is reconsidering how attorney’s fees for the class lawyers should be calculated for the settlement that includes cash and vouchers. The issue has been briefed by the class and the objectors. The legal exposure to the company is the same, and the company is pleased that the settlement agreement was upheld. Vouchers, which generally have a three-year life, will be distributed by the administrator upon order of the Virginia Court. To date, the Company’s obligations related to Formaldehyde MDL and Abrasion MDL consisted of a short-term payable of $36 million with $14 million expected to be satisfied by the issuance of vouchers. If the appeals were to result in the settlement being set aside, the Company would receive $21.5 million back from the escrow agent. Accordingly, the Company has accounted for the payment of $21.5 million as a deposit in the caption “Deposit for Legal Settlements” on its condensed consolidated balance sheets. The Company has no liability accrued related to the appeals.

In addition to those purchasers who elected to opt out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”). Certain of these Related Laminate Matters were settled in 2019. The Company did not have any expense for these matters for the six months ended June 30, 2020. As of June 30, 2020, the remaining accrual related to these matters was $0.1 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on the condensed consolidated balance sheet. For the six months ended June 30, 2019, the Company recognized charges to earnings of $0.4 million within SG&A expenses for these Remaining Laminate Matters. While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

In November 2018, the plaintiffs filed a motion requesting conditional certification for all store managers and store managers in training who worked within the federal statute of limitations period. In May 2019, the magistrate judge granted plaintiffs’ motion for conditional certification. The litigation is in the discovery stage, which was extended by the Court from May 2020 to December 18, 2020, and due to COVID-19 complications impacting discovery, the deadline has again been extended to March 31, 2021.

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

Savidis Lawsuit

On April 9, 2020, Lumber Liquidators was served with a lawsuit filed by Tanya Savidis, on behalf of herself and all others similarly situated (collectively, the “Savidis Plaintiffs”). Ms. Savidis filed a purported class action lawsuit in the Superior Court of California, County of Alameda on March 6, 2020, on behalf of all current and former Lumber Liquidators employees employed as non-exempt employees. The complaint alleges violation of the California Labor Code including, among other items, failure to pay minimum wages and overtime wages, failure to provide meal periods, failure to permit rest breaks, failure to reimburse business expenses, failure to provide accurate wage statements, failure to pay all wages due upon separation within the required time, and engaging in unfair business practices (the “Savidis matter”). On or about May 22, 2020, the Savidis Plaintiffs provided notice to the California Department of Industrial Relations requesting they be permitted to seek penalties under the California Private Attorney General Act for the same substantive alleged violations asserted in the Complaint. The Savidis Plaintiffs seek certification of a class action covering the prior four-year period prior to the filing of the complaint to the date of class certification (the “California Employee Class”), as well as a subclass of class members who separated their employment within three years of the filing of the suit to the date of class certification (the “Waiting Time Subclass”). The Savidis Plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, seek statutory penalties, unspecified amounts for unpaid wages, benefits, and penalties, interest, and other damages.

The Company disputes the Savidis Putative Class Employees’ claims and intends to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action and therefore no accrual has been made related to this. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

Visnack Lawsuit

On June 29, 2020, Michael Visnack, on behalf of himself and all others similarly situated (collectively, the “Visnack Plaintiffs”) filed a purported class action lawsuit in the Superior Court of California, County of San Diego, on behalf of all current and former store managers, and others similarly situated. The Complaint alleges violation of the California Labor Code including, among other items, failure to pay wages and overtime, wage statement violations, meal and rest break violations, unpaid reimbursements and waiting time, and engaging in unfair business practices (the “Visnack matter”). The Visnack Plaintiffs seek certification of a class period beginning September 20, 2019, through the date of Notice of Class Certification, if granted. The Visnack Plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, they seek unspecified amounts for each of the causes of action such as unpaid wages and overtime wages, failure to provide meal periods and rest breaks, payroll record and wage statement violations, failure to reimburse expenses and waiting time, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages.

The Company is evaluating the Visnack Putative Class Employees' claims and intends to defend itself vigorously in this matter. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action and therefore no accrual has been made related to this. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

In the first DOC annual review in this matter, AD rates for the period from May 26, 2011 through November 30, 2012, and CVD rates from April 6, 2011 through December 31, 2011, were modified to a maximum of 5.92% and a maximum of 0.83%, respectively, which resulted in an additional payment obligation for the Company, based on best estimates and shipments during the applicable window, of $0.8 million. The Company recorded this as a long-term liability on its accompanying condensed consolidated balance sheet and in cost of sales in its second quarter 2015 financial statements. These AD rates were appealed to the CIT by several parties, including the Company. On remand from the CIT, the DOC has reduced the AD rate to a maximum of 0.73%. In June 2018, the CIT sustained the reduced AD rate of a maximum of 0.73% but did remand back to the DOC the issue regarding the calculation of the electricity rate, which, depending on that outcome, may cause a further reduction to the final AD rate. That remand from the DOC is expected to proceed in 2020 with the CIT’s lifting of a stay expected soon now that the CAFC on January 10, 2020 issued its decision in the appeal of the original investigation. This ruling from the CIT resulted in the Company reversing the $0.8 million accrual and recording a receivable of approximately $1.3 million during the second quarter of 2018.

The second annual review of the AD and CVD rates was initiated in February 2014. Pursuant to the second annual review, in early July 2015, the DOC finalized the AD rate for the period from December 1, 2012 through November 30, 2013 at a maximum of 13.74% and the CVD rate for the period from January 1, 2012 through December 31, 2012 at a maximum of 0.99%. The Company believes the best estimate of the probable additional amounts owed was $4.1 million for shipments during the applicable time periods, which was recorded as a long-term liability on its accompanying condensed consolidated balance sheet and included in cost of sales in its second quarter 2015 financial statements. Beginning in July 2015, the Company began depositing these rates on each applicable purchase. The Company and other parties appealed the AD rates relating to this second annual review to the CIT. In June 2018, the court remanded the case back to the DOC to recalculate several of its adjustments. In its June 2019 remand, the DOC reduced the AD rate to 6.55%. On March 11, 2020, the CIT affirmed the DOC’s 1st remand which reduced the AD rate to 6.55%, but requested another recalculation by the DOC. On May 8, 2020, the CIT received a second remand from the DOC which further reduced the AD rate for the second annual review period to 3.92% (from 13.74%). If accepted by the CIT, the Company will reverse $3.9 million of its $4.1 million liability currently recorded, with a corresponding reduction of cost of sales in the period it is accepted by the CIT.

The third annual review of the AD and CVD rates was initiated in February 2015. The third AD review covered shipments from December 1, 2013 through November 30, 2014. The third CVD review covered shipments from January 1, 2013 through December 31, 2013. In May 2016, the DOC issued the final CVD rate in the third review, which was a maximum of 1.38%. On July 13, 2016, the DOC set the final AD rate at a maximum of 17.37%. The Company appealed the AD rates to the CIT. In November 2018, the CIT issued an opinion sustaining the DOC’s results, and that decision was appealed to the CAFC by certain plaintiff interveners in January 2019. That CAFC decision is expected to be issued by the fall of 2020. The CAFC is expected to reduce the AD rate to 0% since the Chinese exporter on which the 17.37% rate was based has since been excluded from the AD order. The Company’s best estimate of the probable additional amounts owed associated with AD and CVD is approximately $5.5 million for shipments during the applicable time periods. During the quarter ended June 30, 2016, the Company recorded this amount in other long-term liabilities in its balance sheet and as a charge to earnings in cost of sales on its statement of operations. After payments received, the remaining liability was $4.7 million as of June 30, 2020, included in the caption “Other Long-Term Liabilities” on the condensed consolidated balance sheets.

The fourth annual period has been resolved including appeals.

The fifth annual period has been resolved including appeals.

The DOC initiated the sixth annual review of AD and CVD rates in February 2018. The AD review covers shipments from December 1, 2016 through November 30, 2017. The CVD review covers shipments from January 1, 2016 through December 31, 2016. In July 2019, the DOC issued the final AD rate in the sixth annual review, which was a maximum of 42.57% (with one company having a maximum rate of 0.00%), and the final CVD rate in the sixth annual review, which was a maximum of 3.2%. With the finalization of the AD rate for the sixth annual review, the Company recorded a net liability of $0.8 million during the third quarter of 2019 with a corresponding reduction in cost of sales. The Company received payments for the vendor with a final rate of 0.00% and the remaining balance of $0.5 million as of June 30, 2020 was included in “Other Current Assets” on the condensed consolidated balance sheet. The vendors with a final rate of 42.57% are under appeal and the balance of $1.5 million as of June 30, 2020 was included in other long-term liabilities on the condensed consolidated balance sheet. With the finalization of the CVD rate for the sixth annual review, the Company recorded a liability of $0.4 million during 2019 with a corresponding reduction in sales. The remaining balance, after payments, was approximately $40 thousand as of June 30, 2020. The Company and other parties have appealed the final AD rate ruling to the CIT, which is expected to issue its decision in the fall of 2020. However there was not a stay placed on this period.

The DOC initiated the seventh annual review of the AD and CVD rates in March 2019. The AD review covers shipments from December 1, 2017 through November 30, 2018. The CVD review covers shipments from January 1, 2017 through December 31, 2017. In January 2020, the DOC issued non-binding preliminary results in the seventh annual review for CVD rates and AD rates. The preliminary AD rate was a maximum of 0.00%. The preliminary CVD rate was a maximum of 24.61%. The final CVD and AD rates in the seventh annual review are currently expected to be issued in September 2020. If the preliminary ruling regarding the CVD rate were to be finalized, the Company anticipates it would record a net liability of approximately $2 million. If the preliminary CVD rate were to be finalized, the Company currently expects that it would appeal such ruling.

In February 2020, the DOC initiated the eighth annual review of AD and CVD rates. The AD review will cover shipments from December 1, 2018 through November 30, 2019. The CVD review covers shipments from January 1, 2018 through December 31, 2018.

Outstanding AD and CVD duties are subject to interest based on the IRS quarterly published rate. The Company has recorded a net $0.1 million of interest expense through the line item Other Expense on the Statement of Operations during the three months ended June 30, 2020.

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

In addition, the ongoing COVID-19 pandemic has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries, including the United States and Canada, which has resulted in an economic downturn and a spike in unemployment that may negatively affect demand for our products. Considering the significant uncertainty as to how states will react to COVID-19 resurgence and the uncertain customer demand environment, we are working with our vendors and other business partners to reduce or defer our contractual obligations and obtain other concessions. The extent to which the ongoing COVID-19 pandemic could impact our business, results of operations, financial condition and liquidity is highly uncertain and will depend on future developments, including the potential geographic spread and duration of the ongoing COVID-19 pandemic, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. The potential impacts to the Company likely will not be fully recoverable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended June 30, 2020 (in thousands, except per share amounts):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[1]	per Share[1]	Programs[2]	Programs[2]
April 1, 2020 to April 30, 2020	—	—	—	—
May 1, 2020 to May 31, 2020	—	—	—	—
June 1, 2020 to June 30, 2020	—	—	—	—
Total	—	—	—	—

1	We repurchased 16,151 shares of our common stock, at an average price of $7.37, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended June 30, 2020.
2	Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively, and are currently indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. At June 30, 2020, we had approximately $14.7 million remaining under this authorization.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1

First Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 17, 2020, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators, Inc. and Lumber Liquidators Services, LLC (collectively, the “Borrowers”), Bank of America, N.A. as administrative agent and collateral agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on April 20, 2020 (File No. 001-33767) and incorporated by reference)

10.2

Severance Agreement, dated as of May 27, 2020, by and between Lumber Liquidators Holdings, Inc. and Charles E. Tyson (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 28, 2020 (File No. 001-33767) and incorporated by reference)

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

101

The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMBER LIQUIDATORS HOLDINGS, INC.
(Registrant)

Date: August 4, 2020	By:	/s/ Nancy A. Walsh
Nancy A. Walsh
Chief Financial Officer (Principal Financial Officer)