Form 10-Q
period 2020-09-30
Lumber Liquidators Holdings, Inc.
filed 2020-11-02
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 26, 2020, there are 28,874,709 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2020

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and Cash Equivalents	$199,347	$8,993
Merchandise Inventories	237,440	286,369
Prepaid Expenses	7,940	8,288
Deposit for Legal Settlement	21,500	21,500
Tariff Recovery Receivable	7,516	27,025
Other Current Assets	6,950	6,938
Total Current Assets	480,693	359,113
Property and Equipment, net	94,202	98,733
Operating Lease Right-of-Use	114,552	121,796
Goodwill	9,693	9,693
Other Assets	7,887	6,674
Total Assets	$707,027	$596,009

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$90,194	$59,827
Customer Deposits and Store Credits	63,736	41,571
Accrued Compensation	14,272	11,742
Sales and Income Tax Liabilities	5,997	7,225
Accrual for Legal Matters and Settlements Current	64,751	67,471
Operating Lease Liabilities - Current	35,341	31,333
Other Current Liabilities	24,305	18,937
Total Current Liabilities	298,596	238,106
Other Long-Term Liabilities	17,426	13,757
Operating Lease Liabilities - Long-Term	95,046	100,470
Deferred Tax Liability	973	426
Credit Agreement	101,000	82,000
Total Liabilities	513,041	434,759

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 30,184 and 29,959 shares issued and 28,871 and 28,714 shares outstanding, respectively)	30	30
Treasury Stock, at cost (1,313 and 1,245 shares, respectively)	(142,827)	(142,314)
Additional Capital	220,969	218,616
Retained Earnings	116,875	86,498
Accumulated Other Comprehensive Loss	(1,061)	(1,580)
Total Stockholders’ Equity	193,986	161,250
Total Liabilities and Stockholders’ Equity	$707,027	$596,009

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net Sales
Net Merchandise Sales	$261,009	$229,241	$709,845	$717,799
Net Services Sales	34,824	34,719	83,646	100,949
Total Net Sales	295,833	263,960	793,491	818,748
Cost of Sales
Cost of Merchandise Sold	152,530	142,404	419,230	451,631
Cost of Services Sold	26,777	25,882	64,472	75,345
Total Cost of Sales	179,307	168,286	483,702	526,976
Gross Profit	116,526	95,674	309,789	291,772
Selling, General and Administrative Expenses	93,374	93,495	271,869	294,392
Operating Income (Loss)	23,152	2,179	37,920	(2,620)
Other Expense	685	909	2,709	3,265
Income (Loss) Before Income Taxes	22,467	1,270	35,211	(5,885)
Income Tax Expense	6,964	225	4,834	850
Net Income (Loss)	$15,503	$1,045	$30,377	$(6,735)
Net Income (Loss) per Common Share—Basic	$0.54	$0.04	$1.05	$(0.23)
Net Income (Loss) per Common Share—Diluted	$0.53	$0.04	$1.04	$(0.23)
Weighted Average Common Shares Outstanding:
Basic	28,859	28,706	28,801	28,681
Diluted	29,334	28,786	29,075	28,681

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net Income (Loss)	$15,503	$1,045	$30,377	$(6,735)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	247	(87)	519	(279)
Total Other Comprehensive Income (Loss)	247	(87)	519	(279)
Comprehensive Income (Loss)	$15,750	$958	$30,896	$(7,014)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

								Total
	Common Stock		Treasury Stock		Additional	Retained		Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	AOCL	Equity

July 1, 2019	28,701	$30	1,239	$(142,269)	$216,159	$69,055	$(1,577)	$141,398
Stock-Based Compensation Expense	—	—	—	—	1,206	—	—	1,206
Release of Restricted Shares	9	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	4	(30)	—	—	—	(30)
Translation Adjustment	—	—	—	—	—	—	(87)	(87)
Net Income	—	—	—	—	—	1,045	—	1,045
September 30, 2019	28,710	$30	1,243	$(142,299)	$217,365	$70,100	$(1,664)	$143,532

July 1, 2020	28,852	$30	1,309	$(142,752)	$219,618	$101,372	$(1,308)	$176,960
Stock-Based Compensation Expense	—	—	—	—	1,146	—	—	1,146
Exercise of Stock Options	11	—	—	—	205	—	—	205
Release of Restricted Shares	8	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	4	(75)	—	—	—	(75)
Translation Adjustment	—	—	—	—	—	—	247	247
Net Income	—	—	—	—	—	15,503	—	15,503
September 30, 2020	28,871	$30	1,313	$(142,827)	$220,969	$116,875	$(1,061)	$193,986

								Total
	Common Stock		Treasury Stock		Additional	Retained		Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	AOCL	Equity

January 1, 2019	28,627	$32	2,951	$(141,828)	$213,744	$76,835	$(1,385)	$147,398
Stock-Based Compensation Expense	—	—	—	—	3,621	—	—	3,621
Release of Restricted Shares	83	—	—	—	—	—	—	—
Common Stock Repurchased	—	(2)	(1,708)	(471)	—	—	—	(473)
Translation Adjustment	—	—	—	—	—	—	(279)	(279)
Net Loss	—	—	—	—	—	(6,735)	—	(6,735)
September 30, 2019	28,710	$30	1,243	$(142,299)	$217,365	$70,100	$(1,664)	$143,532

January 1, 2020	28,714	$30	1,245	$(142,314)	$218,616	$86,498	$(1,580)	$161,250
Stock-Based Compensation Expense	—	—	—	—	2,112	—	—	2,112
Exercise of Stock Options	14	—	—	—	241	—	—	241
Release of Restricted Shares	143	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	68	(513)	—	—	—	(513)
Translation Adjustment	—	—	—	—	—	—	519	519
Net Income	—	—	—	—	—	30,377	—	30,377
September 30, 2020	28,871	$30	1,313	$(142,827)	$220,969	$116,875	$(1,061)	$193,986

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities:
Net Income (Loss)	$30,377	$(6,735)
Adjustments to Reconcile Net Income (Loss):
Depreciation and Amortization	13,327	12,903
Deferred Income Taxes Provision	547	106
Stock-Based Compensation Expense	2,112	3,621
Provision for Inventory Obsolescence Reserves	2,564	724
Impairment of Operating Lease Right-Of-Use	935	—
Gain on Disposal of Fixed Assets	(401)	(284)
Changes in Operating Assets and Liabilities:
Merchandise Inventories	46,057	9,546
Accounts Payable	31,308	(14,186)
Customer Deposits and Store Credits	22,165	4,810
Tariff Recovery Receivable	19,509	—
Prepaid Expenses and Other Current Assets	821	(3,665)
Accrual for Legal Matters and Settlements	2,183	4,575
Payments for Legal Matters and Settlements	(4,903)	(33,725)
Deferred Rent Payments	4,709	—
Other Assets and Liabilities	9,452	5,235
Net Cash Provided by (Used in) Operating Activities	180,762	(17,075)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(9,822)	(13,523)
Other Investing Activities	949	419
Net Cash Used in Investing Activities	(8,873)	(13,104)

Cash Flows from Financing Activities:
Borrowings on Credit Agreement	45,000	85,500
Payments on Credit Agreement	(26,000)	(61,000)
Other Financing Activities	(506)	(1,104)
Net Cash Provided by Financing Activities	18,494	23,396
Effect of Exchange Rates on Cash and Cash Equivalents	(29)	823
Net Increase in Cash and Cash Equivalents	190,354	(5,960)
Cash and Cash Equivalents, Beginning of Period	8,993	11,565
Cash and Cash Equivalents, End of Period	$199,347	$5,605
Supplemental disclosure of non-cash operating and financing activities:
Tenant Improvement Allowance for Leases	$(676)	$(310)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except per share amounts)

Note 1.       Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hard-surface flooring, and hard-surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, resilient vinyl, waterproof vinyl plank and porcelain tile flooring direct to the consumer. The Company features renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. The Company also provides in-home delivery and installation services to its customers. The Company primarily sells to homeowners or to contractors on behalf of homeowners through a network of store locations in metropolitan areas. As of September 30, 2020, the Company’s stores spanned 47 states in the United States (“U.S.”) and included eight stores in Canada. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its customer relationship center in Richmond, Virginia and its website, LLFlooring.com.

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

Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of future results to be expected for the full year due to a number of factors, including seasonality and general economic conditions that may impact sales for the remainder of fiscal 2020.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization announced that infections of COVID-19 had become a pandemic and the U.S. President announced a National Emergency relating to the COVID-19 pandemic. Starting as of the week of March 22, 2020 the Company closed as many as 56 stores for a period of time while all other stores operated under reduced hours and/or warehouse only conditions, offering curbside pickup and job site delivery for our PRO and DIY customers. By early July, 98% of stores were fully open, with less than 10 operating by appointment only. During the third quarter of 2020 the Company’s stores remained open except for temporary closures necessitated by local market conditions.

Since the onset of COVID-19, the Company leveraged strategic investments in digital capabilities made over the past 24 months, including the Floor Finder and Picture It! tools, to serve customers at LLFlooring.com. Web traffic has increased meaningfully throughout the year. The Company has also expanded availability of online flooring samples and extended hours for voice and click-to-chat customer support, while also continuing to offer curbside store pickup and enhanced home-delivery options.

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

Included in merchandise inventories are tariff related costs, including Section 301 tariffs. Beginning in September 2018, goods coming from China were subject to a 10% tariff under Section 301, which was increased to 25% in June 2019. On November 7, 2019, the U.S. Trade Representative (“USTR”) granted a retroactive exclusion on certain Click Vinyl and engineered products imported from China. Subsequently, on August 6, 2020, the USTR announced its intention not to extend the exclusion pertaining to those certain flooring products imported from China, and the exclusion expired as of August 7, 2020, which again subjects those products to the Section 301 tariffs. At that time, approximately 43% of the Company’s merchandise receipts originated from China. Approximately 10% of the Company’s merchandise receipts were already subject to the Section 301 tariffs even during the exclusion period; the remaining 33% are now again subject to the Section 301 tariffs. In addition to alternative country sourcing, the Company has other approaches to mitigate the impact of the tariffs, including partnering with current vendors to lower costs and adjusting its pricing. The Company continues to monitor market pricing and promotional strategies to inform and guide its decisions. As of September 30, 2020, the Company has a $7.5 million receivable related to the retroactive exclusion tariffs in the caption “Tariff Recovery Receivable” on the condensed consolidated balance sheets and expects to receive payment in the coming months.

Recognition of Net Sales

The Company generates revenues primarily by retailing merchandise in the form of hard-surface and porcelain flooring and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Sales occur through a network of 423 stores, which spanned 47 states including eight stores in Canada, at September 30, 2020. In addition, both the merchandise and services can be ordered through a call center and from the Company’s website, LLFlooring.com. The Company’s agreements with its customers are of short duration (less than a year) and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

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

The following table shows the activity in this account for the periods noted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Customer Deposits and Store Credits, Beginning Balance	$(55,492)	$(42,888)	$(41,571)	$(40,332)
New Deposits	(324,726)	(281,747)	(870,052)	(876,010)
Recognition of Revenue	295,833	263,960	793,491	818,748
Sales Tax included in Customer Deposits	18,389	15,982	49,932	50,246
Other	2,260	(343)	4,464	2,312
Customer Deposits and Store Credits, Ending Balance	$(63,736)	$(45,036)	$(63,736)	$(45,036)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 90 days. Due to the impact of COVID-19, the Company temporarily extended its return policy an additional 60 days starting in March 2020. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels, and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company reduces revenue by the amount of expected returns and records it within “Other Current Liabilities” on the condensed consolidated balance sheet. The Company continues to estimate the amount of returns based on historical data. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the “Other Current Assets” caption of the accompanying condensed consolidated balance sheet. This amount was $1.3 million at September 30, 2020. The Company recognizes sales commissions as incurred since the amortization period is less than one year.

In total, the Company offers hundreds of different flooring products; however, no single flooring product represented a significant portion of its sales mix. By major product category, the Company’s sales mix was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Manufactured Products [1]	$135,119	46%	$108,825	41%	$366,632	46%	$337,479	41%
Solid and Engineered Hardwood	80,643	27%	76,358	29%	219,444	28%	241,713	30%
Moldings and Accessories and Other	45,247	15%	44,058	17%	123,769	16%	138,607	17%
Installation and Delivery Services	34,824	12%	34,719	13%	83,646	10%	100,949	12%
Total	$295,833	100%	$263,960	100%	$793,491	100%	$818,748	100%

1     Includes engineered vinyl plank, laminate, vinyl and porcelain tile.

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

Recent Accounting Pronouncements Adopted

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions obtained as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession obtained was a result of a new arrangement reached with the lessor (treated within the lease modification accounting framework) or if a lease concession obtained was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows lessees, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply this practical expedient for the period beginning as of April 1, 2020 for those agreements where total payments under the modified lease are substantially the same or less than the original agreement. Included in “Operating Lease Liabilities - Current” on the condensed consolidated balance sheet is the remaining $4.5 million liability as of September 30, 2020 related to deferred payments as a result of the COVID-19 rent concessions, as well as an additional remaining $0.2 million included in “Operating Lease Liabilities - Long-Term.” The deferred payments will be made over the remainder of the lease term in accordance with each concession agreement.

Note 3.       Stockholders’ Equity

Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Income (Loss)	$15,503	$1,045	$30,377	$(6,735)
Weighted Average Common Shares Outstanding—Basic	28,859	28,706	28,801	28,681
Effect of Dilutive Securities:
Common Stock Equivalents	475	80	274	—
Weighted Average Common Shares Outstanding—Diluted	29,334	28,786	29,075	28,681
Net Income (Loss) per Common Share—Basic	$0.54	$0.04	$1.05	$(0.23)
Net Income (Loss) per Common Share—Diluted	$0.53	$0.04	$1.04	$(0.23)

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock Options	112	608	390	612
Restricted Shares	110	243	113	639

Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to $150 million of the Company’s common stock. At September 30, 2020, the Company had approximately $14.7 million remaining under this authorization. The Company has not repurchased any shares of its common stock under this program in more than three years.

Note 4.       Stock-based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

		Restricted Stock
	Stock Options	Awards
Options Outstanding/Nonvested RSAs, January 1, 2020	693	911
Granted	227	469
Options Exercised/RSAs Released	(14)	(211)
Forfeited	(332)	(262)
Options Outstanding/Nonvested RSAs, September 30, 2020	574	907

The Company granted a target of 94,591 performance-based RSAs with a grant date fair value of $0.9 million during the nine months ended September 30, 2020 and a target of 100,281 performance-based RSAs with a grant date fair value of $1.1 million during the nine months ended September 30, 2019. The 2020 performance-based RSAs were awarded to certain members of senior management in connection with the achievement of specific key financial metrics and a relative total shareholder return multiple measured over a three-year period and also vest over a three-year period. The number of 2020 performance-based awards that will ultimately vest is contingent upon the achievement of these key financial metrics and the results of the relative total shareholder return multiple by the end of year three. The 2019 performance-based RSAs were awarded to certain members of senior management in connection with the achievement of specific key financial metrics measured over a two-year period and vest over a three-year period. The number of 2019 performance-based awards that will ultimately vest is contingent upon the achievement of these key financial metrics by the end of year two. The Company assesses the probability of achieving these metrics on a quarterly basis. For these awards, the Company recognizes the fair value expense ratably over the performance and vesting period. These awards are included above in RSAs Granted.

Note 5.      Credit Agreement

The Company has a credit agreement (the “Credit Agreement”) with Bank of America, N.A. and Wells Fargo Bank, National Association (the “Lenders”). On April 17, 2020, the Company entered into a First Amendment to the Credit Agreement (the “Amendment”) with the Lenders. The execution of the Amendment, among other things, temporarily increased the maximum amount of borrowings under the Revolving Credit Facility (the “Revolving Credit Facility”) from $175 million to $212.5 million until August 30, 2020, subject to the borrowing bases described below. The total size of the Credit Agreement temporarily increased to $237.5 million, inclusive of the first in-last out $25 million term loan (the “FILO Term Loan”).

The Revolving Credit Facility and the FILO Term Loan mature on March 29, 2024 and are secured by security interests in the Collateral (as defined in the Credit Agreement), which includes substantially all assets of the Company including, among other things, the Company’s inventory and credit card receivables, and the Company’s East Coast distribution center located in Sandston, Virginia. Under the terms of the Credit Agreement, the Company has the ability to release the East Coast distribution center from the Collateral under certain conditions.

The Amendment permanently increased the margin for LIBOR Rate Loans (as defined in the Amendment) to (i) 2.50% to 3.00% over the applicable LIBOR Rate (as defined in the Amendment) with respect to Revolving Loans (as defined in the Amendment) and (ii) 3.75% to 4.50% over the applicable LIBOR Rate with respect to FILO Term Loans (as defined in the Amendment), in each case (for one, two, three or six month interest periods as selected by the Company) depending on the Company’s average daily excess borrowing availability under the Revolving Credit Facility during the most recently completed fiscal quarter. The Amendment also permanently increased the unused commitment fee of 0.25% per annum to 0.50% per annum on the average daily unused amount of the Revolving Credit Facility during the most recently completed calendar quarter. As of September 30, 2020, the Company’s Revolving Credit Facility carried an average interest rate of 3.75% and the FILO Term Loan carried an interest rate of 5.125%.

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

As of September 30, 2020, a total of $76 million was outstanding under the Revolving Credit Facility and $25 million was outstanding under the FILO Term Loan. The Company also had $4 million in letters of credit which reduces its remaining availability. As of September 30, 2020, there was $31 million of availability under the Revolving Credit Facility.

The Revolving Credit Facility is available to the Company up to the lesser of (1) $175 million (had been temporarily increased to $212.5 million until August 30, 2020 under the Amendment) or (2) a revolving borrowing base equal to the sum of specified percentages of the Company’s eligible inventory (including eligible in-transit inventory), eligible credit card receivables, and eligible owned real estate, less certain reserves, all of which are defined by the terms of the Credit Agreement (the “Revolving Borrowing Base”). If the outstanding FILO Term Loan exceeds the FILO Borrowing Base (as defined in the Credit Agreement), the amount of such excess reduces availability under the Revolving Borrowing Base. The Company retained an option to increase the Revolving Credit Facility to a maximum total amount of $225 million, subject to the satisfaction of the conditions to such increase as specified in the Credit Agreement.

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

The CARES Act (the “Act”) was enacted on March 27, 2020. The Act retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019 and 2020 to be carried back for five years. The Company recorded an income tax benefit of $5 million in the first nine months of 2020 associated with the income tax components contained in the Act, and collected the full amount of the income tax benefit in June 2020. As of September 30, 2020, the Company has completed an initial analysis of the tax effects of the Act but continues to monitor developments by federal and state rulemaking authorities regarding implementation of the Act. The Company has made reasonable estimates of the effects of the Act and will adjust, if needed, as new laws or guidance becomes available.

For the three months ended September 30, 2020, the Company recognized income tax expense of $7 million, which represented an effective tax rate of 31.0%. For the three months ended September 30, 2019, the Company recognized income tax expense of $0.2 million, which represented an effective tax rate of 17.7%. The variability of the Company’s third-quarter tax rate reflects the timing of deductions as the Company calculated a discrete provision in 2020 because of COVID-19 uncertainty as compared to using an effective tax rate method in 2019.

For the nine months ended September 30, 2020, the Company recognized income tax expense of $4.8 million, which represented an effective tax rate of 13.7%. For the nine months ended September 30, 2019, the Company recognized income tax expense of $0.9 million, which represented an effective tax rate of (14.4)%. The variability of our tax rate in 2020 reflects the timing of deductions on our year-to-date earnings.

The Company has a full valuation allowance recorded against its net deferred tax assets of $28 million. The Company intends to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. As the Company continues to deliver improved operating results, it is reasonably possible that all or some portion of the valuation allowance could be reduced in future periods. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. The exact timing and amount of any reduction in the Company’s valuation allowance are unknown at this time and will be subject to the earnings level in future periods.

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

Notice has been disseminated to the class members by the settlement administrator and final approval was granted by the court on October 22, 2020. The Company has notified its insurance carriers and continues to pursue coverage, but the insurers to date have denied coverage. As the insurance claim is still pending, the Company has not recognized any insurance recovery related to the Gold Litigation.

The Company recognized a charge to earnings of $28 million within selling, general and administrative expense during the fourth quarter of 2018 as its loss became probable and estimable. During the third quarter of 2020, the

Company recognized an additional charge to earnings for in-store vouchers of $2 million within selling, general and administrative expense as the Company now believes the claim threshold in the settlement agreement will be met. As of September 30, 2020, the remaining accrual related to these matters was $29 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on its condensed consolidated balance sheet.

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

In addition to those purchasers who opted out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims, or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”).  Certain of these Related Laminate Matters were settled in 2019 and 2018, while some remain in settlement negotiations. The Company did not have any expense related to these matters for the nine months ended September 30, 2020. As of September 30, 2020, the remaining accrual related to these matters was $0.1 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on the condensed consolidated balance sheet. For the nine months ended September 30, 2019, the Company recognized charges to earnings of $0.4 million within SG&A expenses for these Remaining Laminate Matters. While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is reasonably possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. If the Company incurs losses with the respect to the Opt Outs or further losses with respect to Related Laminate Matters, the ultimate resolution of these actions could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.

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

Section 301 Tariffs

On September 10, 2020 several importers of vinyl flooring filed a lawsuit with the Court of International Trade (the “CIT”) challenging the Section 301 tariffs under Lists 3 and 4. The Company has also filed a companion case at the CIT challenging Section 301 tariffs it has paid and will pay. The action is in its early stages and the Company is unable to predict the timing or outcome of the ruling by CIT.

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

Results by period for the Company are shown below. The column labeled ‘September 30, 2020 Receivable/Liability Balance’ represents the amount the Company would receive or pay (net of any collections or payments) as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. It does not include any initial amounts paid for AD or CVD in the current period at the in-effect rate at that time. There are actions pending if accepted by the CIT that would reduce the Company’s liabilities as described in the footnotes to the table that follows.

The Company recorded net interest expense related to antidumping of $0.4 million for the nine months ended September 30, 2020, with the amount included in other expense on the condensed consolidated statements of operations. The estimated associated interest payable and receivable for each period is not included in the table below but is included in the same financial statement line item on the Company’s condensed consolidated balance sheet as the associated liability and receivable balance for each period.

Review		Rates at which		September 30, 2020
Period	Period Covered	Company	Final Rate	Receivable/Liability
		Deposited		Balance
Antidumping
1	May 2011 through	6.78% and 3.3%	0.73%[1]	$1.3 million
	November 2012			receivable[1]
2	December 2012 through	3.30%	3.92% [2]	$4.1 million
	November 2013			liability[2]
3	December 2013 through	3.3% and 5.92%	0.0%[3]	$4.7 million
	November 2014			liability[3]
4	December 2014 through	5.92% and 13.74%	0.0%	Settled
November 2015
5	December 2015 through	5.92%. 13.74%. and 17.37%	0.0%	Settled
November 2016
6	December 2016 through	17.37% and 0.0%	42.57% and 0.0%[4]	$0.5 million receivable
	November 2017			$1.5 million liability[4]
7	December 2017 through	0.0%	Pending[5]	NA
November 2018
			Included on the Condensed Consolidated Balance Sheet in Other Current Assets	$0.5 million
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$1.3 million
			Included on the Condensed Consolidated Balance Sheet in Other Long-Term Liabilities	$10.3 million
Countervailing
1&2	April 2011 through	1.50%	0.83% / 0.99%	$0.2 million
	December 2012			receivable
3	January 2013 through December 2013	1.50%	1.38%	$0.05 million receivable
4	January 2014 through December 2014	1.50% and 0.83%	1.06%	$0.02 million receivable
5	January 2015 through December 2015	0.83% and 0.99%	Final at 0.11% and 0.85%[6]	$0.08 million receivable [6]
6	January 2016 through December 2016	0.99% and 1.38%	Final at 3.10% and 2.96%	$0.04 million liability [7]
7	January 2017 through December 2017	1.38% and 1.06%	Pending[8]	NA
8	January 2018 through December 2018	1.06%	Pending	NA
			Included on the Condensed Consolidated Balance Sheet in Other Current Assets	$0.1 million
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$0.3 million
			Included on the Condensed Consolidated Balance Sheet in Other Current Liabilities	$0.04 million
1	In the second quarter of 2018, the CIT sustained the DOC’s recommendation to reduce the rate for the first annual review period to 0.73% (from 5.92%). As a result, the Company reversed its $0.8 million liability and recorded a $1.3 million receivable with a corresponding reduction of cost of sales during the year ended December 31, 2018.

2	In the second quarter of 2020, the CIT received a recommendation from the DOC to reduce the rate for the second annual review period to 3.92% (from 13.74%). If accepted by the CIT, the Company will reverse $3.9 million of its $4.1 million liability currently recorded, with a corresponding reduction of cost of sales during the quarter when it is accepted.

3	In September 2020, the CIT received a recommendation from the DOC to reduce the rate for the third annual review period to 0.0% from 17.37%. If accepted by the CIT, the Company will reverse the entire $4.7 million liability currently recorded, with a corresponding reduction of cost of sales, as well as an additional $2.1 million receivable and favorable adjustment to cost of sales for deposits made at previous preliminary rates during the quarter when it is accepted.

4	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 42.57% and 0% depending on the vendor. As a result, the Company recorded a liability of $0.8 million with a corresponding reduction of cost of sales during the year ended December 31, 2019. The Company received payments during 2019 for its vendor with a final rate of 0% and the remaining balance of $0.5 million as of September 30, 2020 was included in other current assets on the condensed consolidated balance sheet. The vendors with a final rate of 42.57% are under appeal and the balance of $1.5 million as of September 30, 2020 was included in other long-term liabilities on the condensed consolidated balance sheet.

5	In January 2020, the DOC issued a preliminary rate of 0.0% for the seventh annual review period.

6	In the second quarter of 2018, the DOC issued the final rates for the fifth annual review period at 0.11% and 0.85% depending on the vendor. As a result, in the second quarter of 2018, the Company recorded a receivable of $0.08 million for deposits made at previous preliminary rates, with a corresponding reduction of cost of sales.

7	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 3.1% and 2.96% depending on the vendor. As a result, the Company recorded a liability of $0.4 million with a corresponding reduction of cost of sales during the year ended December 31, 2019. The remaining balance, after payments, was approximately $40 thousand as of September 30, 2020.

8	In January 2020, the DOC issued a preliminary rate of 24.61% for the seventh annual review period. If the preliminary rate remains at 24.61%, the Company will record a liability of $2 million in the period in which the ruling is finalized.

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

Note 8. Canadian and U.S. Store Closure Costs

During the third quarter of 2020, the Company completed a review of its store footprint and performance. As a result of that review, the Company made the decision to close its eight Canadian stores as well as six stores in the United States. The closure of the Canadian stores reflected the fact that the Company’s performance in these stores has been challenging for a number of years and that all but one of the stores’ leases are expiring in early 2021. The Company believed investing in the Company’s other stores would provide stronger returns. The six US stores were underperforming and their prospects for improvement were uncertain due to local market conditions, demographics, and/or the competitive landscape. The stores collectively represent approximately 1.5% of the Company’s annualized revenue and their absence is not expected to have a meaningful impact on cash flow. The Company expects to incur expense of between $4 and $5 million to close these stores in the second half of 2020, including approximately $1.1 million in cumulative foreign exchange losses that are currently included in Other Comprehensive Loss on its condensed consolidated balance sheet. $2.6 million of this expense was recorded in the third quarter of 2020 related to lease and inventory write-downs, employee termination benefits and fixed asset write-offs. The Company expects all fourteen stores to be closed by year end although certain transfers of inventory and clean-up activities will not be fully completed until early in 2021.

A summary of the store closure costs incurred during the three and nine months ended September 30, 2020 are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020

Cost of Merchandise Sold:
Inventory write-down and other inventory adjustments	$761	$761
Cost of Merchandise Sold Subtotal	761	761
Selling, General, & Administrative Expenses:
Employee termination benefits	411	411
Write-downs of lease and fixed assets	1,362	1,362
Other SG&A store closure costs	30	30
Selling, General, & Administrative Expenses Subtotal	1,803	1,803
Total Store Closure Costs	$2,564	$2,564

A reconciliation of the Company’s liability for employee termination benefits and other store closure costs for the nine months ended September 30, 2020 are as follows:

	Employee
	Termination Benefits	Other Costs	Total

Balance as of January 1, 2020	$-	$-	$-
Accrued costs charged to expense	411	130	541
Payments	-	-	-
Balance as of September 30, 2020	$411	$130	$541

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact on us of any of the following:

·	an overall decline in the health of the economy, the hard-surface flooring industry, the housing market and overall consumer spending, including the effects of the COVID-19 pandemic;
·	expectations related to the closure of Canadian and certain US stores;
·	impact on sales, ability to obtain and distribute products, and employee safety and retention, including the effects of the COVID-19 pandemic;
·	having sufficient inventory for consumer demand;
·	obligations related to and impacts of new laws and regulations, including pertaining to tariffs and exemptions;
·	the outcomes of legal proceedings, and the related impact on liquidity;
·	reputational harm;
·	obtaining products from abroad, including the effects of COVID-19 and tariffs, as well as the effects of antidumping and countervailing duties;

·	obligations under various settlement agreements and other compliance matters;
·	disruption due to cybersecurity threats, including any impacts from a network security incident;
·	inability to open new stores, find suitable locations for our stores, and fund other capital expenditures;
·	inability to execute on our key initiatives or such key initiatives do not yield desired results;
·	managing growth;
·	transportation costs;
·	damage to our assets;
·	disruption in our ability to distribute our products, including due to disruptions from the impacts of severe weather;
·	operating stores in Canada and an office in China;
·	managing third-party installers and product delivery companies;
·	renewing store, warehouse, or other corporate leases;
·	having sufficient suppliers;
·	our, and our suppliers’, compliance with complex and evolving rules, regulations, and laws at the federal, state, and local level;
·	disruption in our ability to obtain products from our suppliers;
·	product liability claims;
·	availability of suitable hardwood, including due to disruptions from the impacts of severe weather;
·	sufficient insurance coverage, including cybersecurity insurance;
·	access to and costs of capital;
·	the handling of confidential customer information, including the impacts from the California Consumer Privacy Act;
·	management information systems disruptions;
·	alternative e-commerce offerings;
·	our advertising and overall marketing strategy;
·	anticipating consumer trends;
·	competition;
·	impact of changes in accounting guidance, including the implementation guidelines and interpretations;
·	maintenance of valuation allowances on deferred tax assets and the impacts thereof;
·	internal controls;
·	stock price volatility; and
·	anti-takeover provisions.

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

Overview

Lumber Liquidators is one of North America's leading specialty retailers of hard-surface flooring with 423 stores as of September 30, 2020. Our Company seeks to offer the best customer experience online and in stores, with more than 400 varieties of hard-surface floors featuring a range of quality styles and on-trend designs. Our online tools also help empower customers to find the right solution for the space they’ve envisioned. Our extensive selection includes waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, porcelain tile, and cork, with a wide range of flooring enhancements and accessories to complement. We believe our stores are staffed with flooring experts who provide advice, pro partnership services and installation options for all of our products, the majority of which is in stock and ready for delivery.

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

The non-GAAP financial measures are presented because management uses these non-GAAP financial measures to evaluate our operating performance and to determine incentive compensation. Therefore, we believe that the presentation of non-GAAP financial measures provides useful supplementary information to, and facilitates additional analysis by, investors. The presented non-GAAP financial measures exclude items that management does not believe reflect our core operating performance, which include store closures, regulatory and legal settlements and associated legal and operating costs, and changes in antidumping and countervailing duties, as such items are outside of our control due to their inherent unusual, non-operating, unpredictable, non-recurring, or non-cash nature.

Executive Summary

Results of operations for the three and nine months ended September 30, 2020 as described below are not necessarily indicative of future results to be expected for the full year due to a number of factors, including seasonality, tariffs and general economic conditions that may impact sales for the remainder of fiscal 2020. Additionally, we cannot predict the impact of the COVID-19 pandemic to our sales, supply chain, and distribution as well as to overall construction, renovation and consumer spending.

Net sales in the third quarter of 2020 increased $32 million, or 12.1%, to $296 million from the third quarter of 2019. Comparable store sales for the third quarter of 2020 increased 10.9% primarily as a result of continued execution against the Company’s transformation plan and healthy consumer demand for home improvement projects. The third quarter of 2019 was unfavorably impacted by a network security incident in late August, which the Company believes negatively impacted total revenue by approximately $6 million to $8 million with an accompanying reduction in gross profit. The Company opened one net new store in the third quarter of 2020 bringing total store count to 423 as of September 30, 2020.

Gross profit increased 22% in the third quarter of 2020 to $117 million from $96 million in the comparable period in 2019. Gross Margin increased 320 basis points to 39.4% in the third quarter of 2020 from 36.2% in the third quarter of 2019 due to lower year-over-year Section 301 tariffs (discussed in the “Section 301 Tariffs” section that follows), supply chain efficiency, along with pricing initiatives and a larger mix of higher-margin manufactured products, and a lower mix of installation sales. These items were partially offset by higher customer delivery costs associated with promotions.

SG&A expense decreased 0.1% to $93 million, or 31.6% of sales, down 380 basis points in the third quarter of 2020 from the comparable period in 2019. SG&A in both quarters included certain costs related to investigations and lawsuits. Additionally, the third quarter included costs related to Canadian and US store closures in 2020. Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) decreased 4.9% to $89 million, or 29.9% of sales, down 530 basis points compared to the same period in the prior year. The reduction in Adjusted SG&A was primarily driven by the optimization of our marketing efforts, as we pivoted towards more efficient channels like digital, and $2.5 million from the final settlement of the business interruption insurance claim related to the August 2019 network security incident, partially offset by an increase in credit card fees due to the year-over-year increase in revenue.

Operating income was $23 million for the third quarter of 2020 compared to $2.2 million for the third quarter of 2019. Adjusted Operating Income (a non-GAAP measure) was $29 million for the third quarter of 2020, a year-over-year increase of more than $25 million compared to Adjusted Operating Income of $3.4 million for the third quarter of 2019. The year-over-year increase was primarily driven by strong sales growth, enhanced gross margin, and strong expense management.

For the three months ended September 30, 2020, the Company recognized income tax expense of $7 million, which represented an effective tax rate of 31.0%. For the three months ended September 30, 2019, the Company recognized income tax expense of $0.2 million, which represented an effective tax rate of 17.7%. The variability of the Company’s third-quarter tax rate reflects the timing of deductions as the Company calculated a discrete provision in 2020 because of COVID-19 uncertainty as compared to using an effective tax rate in 2019.

Net income for the third quarter of 2020 increased $14.5 million to $15.5 million compared to $1 million for the third quarter of 2019, while Adjusted Earnings (a non-GAAP measure) for the third quarter of 2020 was $20 million, a year-over-year increase of $18 million compared to Adjusted Earnings of $1.9 million for the third quarter of 2019.

Earnings per diluted share was $0.53 for the third quarter 2020 versus $0.04 in the year-ago quarter. On an adjusted basis, third quarter earnings per diluted share increased $0.60 to $0.67 compared to an Adjusted Earnings per Diluted Share (a non-GAAP measure) of $0.07 for the third quarter of 2019.

As of September 30, 2020, the Company had $76 million outstanding under its revolving credit facility and $25 million outstanding under its FILO Term Loan. Collectively, this is a $19 million increase from the end of the fourth quarter 2019 while the cash and cash equivalents balance increased by $190 million. As of September 30, 2020, the Company had liquidity of approximately $230 million, consisting of excess availability under its Credit Agreement of $31 million, and cash and cash equivalents of $199 million. This represents an increase in liquidity of $44 million from June 30, 2020. In addition, the Company’s debt balance as of September 30, 2020 was $101 million, unchanged since amending the Credit Agreement on April 17, 2020.

Based on what we know today about the impact of COVID-19, the Company believes that cash flows from operations, together with the liquidity under its Credit Agreement, provides sufficient liquidity to navigate the current environment.

Other Items

COVID-19 Update

Since the onset of COVID-19, the Company leveraged strategic investments in digital capabilities made over the past 24 months, including the Floor Finder and Picture It! tools, to serve customers at LLFlooring.com. Web traffic has increased meaningfully throughout the year. The Company has also expanded availability of online flooring samples and extended hours for voice and click-to-chat customer support, while also continuing to offer curbside store pickup and enhanced home-delivery options. During the third quarter of 2020 the Company’s stores remained open except for temporary closures necessitated by local market conditions.

Canadian and US Store Closure Costs

During the third quarter of 2020, the Company conducted a comprehensive review of its real estate portfolio. Following the conclusion of this review, the Company made the decision to close its Canadian operations, including all eight stores in Canada, and six underperforming US locations by the end of 2020. The Company will continue to monitor store performance on an ongoing basis. The Company expects to incur expense of between $4 and $5 million to close these stores in the second half of 2020, $2.6 million of which was recorded in the third quarter of 2020. The Company expects all fourteen stores to be closed by year end although certain transfers of inventory and clean-up activities will not be fully completed until early in 2021.

Section 301 Tariffs

Beginning in September 2018, goods coming from China were subject to a 10% tariff under Section 301, which was increased to 25% in June 2019. On November 7, 2019, the U.S. Trade Representative (“USTR”) granted a retroactive exclusion on certain Click Vinyl and engineered products imported from China. Subsequently, on August 6, 2020, the USTR announced its intention not to extend the exclusion pertaining to those certain flooring products imported from China, and the exclusion expired as of August 7, 2020, which again subjects those products to the 25% Section 301 tariffs. At that time, approximately 43% of the Company’s merchandise receipts originated from China. Approximately 10% of the Company’s merchandise receipts remained subject to the Section 301 tariffs even during the exclusion period; the remaining 33% are now once again subject to the Section 301 tariffs. As the Company continues to execute its alternative sourcing strategy, its goal is to reduce the percentage of goods that are purchased from China to the mid-thirties by the end of 2020 and to continue those efforts in the coming year.

The Company had a benefit of $11 million of operating income in the fourth quarter of 2019 as a result of the retroactive exclusion of these tariffs, which will not be repeated in 2020. The Company also recorded a $27 million receivable related to these tariffs during the fourth quarter of 2019 in the caption “Tariff Recovery Receivable” on the Consolidated Balance Sheets and has collected $19.5 million through the first nine months of 2020. The Company still expects to receive the remaining payments by the end of 2020.

Following the tariffs being reinstated in August 2020, cash flow was reduced as the Company began to pay the tariffs on the product affected by the Section 301 tariff reinstatement. As this product is sold beginning in the fourth quarter, the increased cost of the tariffs will flow through the income statement.

In addition to alternative country sourcing, the Company has other approaches to mitigate the impact of the tariffs, including partnering with current vendors to lower costs and adjusting its pricing. The Company continues to monitor market pricing and promotional strategies to inform and guide its decisions.

Network Security Incident

In August 2019, the Company experienced a network security incident caused by malware that prevented access to several of the Company’s information technology systems and data. Stores remained open and operating throughout the incident, but the Company utilized manual back-up processes for approximately six days. The Company estimated the disruption caused by the event negatively impacted total revenue for the third quarter of 2019 in the range of approximately $6 million to $8 million with an attendant reduction in gross margin. The Company maintains cybersecurity and other insurance coverage and recorded $2.5 million from the final settlement of the business interruption insurance claim in SG&A during the third quarter of 2020.

Results of Operations

We believe the selected sales data, the percentage relationship between net sales and major categories in the condensed consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Improvement
	% of Net Sales		(Decline) in
	Three Months Ended September 30,		Dollar Amounts
	2020	2019	2020 VS 2019
Net Sales
Net Merchandise Sales	88.2%	86.8%	13.9%
Net Services Sales	11.8%	13.2%	0.3%
Total Net Sales	100.0%	100.0%	12.1%
Gross Profit	39.4%	36.2%	21.8%
Selling, General, and Administrative Expenses	31.6%	35.4%	(0.1)%
Operating Income (Loss)	7.8%	0.8%	NM %
Other Expense	0.2%	0.3%	(24.6)%
Income (Loss) Before Income Taxes	7.6%	0.5%	NM %
Income Tax Expense	2.4%	0.1%	NM %
Net Income (Loss)	5.2%	0.4%	NM %

			% Improvement
	% of Net Sales		(Decline) in
	Nine Months Ended September 30,		Dollar Amounts
	2020	2019	2020 VS 2019
Net Sales
Net Merchandise Sales	89.5%	87.7%	(1.1)%
Net Services Sales	10.5%	12.3%	(17.1)%
Total Net Sales	100.0%	100.0%	(3.1)%
Gross Profit	39.0%	35.6%	6.2%
Selling, General, and Administrative Expenses	34.3%	36.0%	(7.7)%
Operating Income (Loss)	4.8%	(0.3)%	NM %
Other Expense	0.3%	0.4%	(17.0)%
Income (Loss) Before Income Taxes	4.4%	(0.7)%	NM %
Income Tax Expense	0.6%	0.1%	NM %
Net Income (Loss)	3.8%	(0.8)%	NM %

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
SELECTED SALES DATA	2020	2019	2020	2019
Average Sale[1]	$1,366	$1,407	$1,313	$1,371
Average Retail Price per Unit Sold[2]	0.7%	0.8%	(0.3)%	(0.3)%
Comparable Store Sales Increase (Decrease) (%)	10.9%	(3.6)%	(4.3)%	(1.4)%

Number of Stores Open, end of period	423	419	423	419
Number of Stores Opened in Period, net	1	4	4	6
Number of Stores Relocated in Period[3]	—	1	1	1

Comparable Stores[4] (% change to prior year):
Customers Invoiced[5]	13.8%	(5.2)%	(1.0)%	(4.1)%
Net Sales of Stores Operating for 13 to 36 months	15.5%	5.9%	1.9%	8.9%
Net Sales of Stores Operating for more than 36 months	10.6%	(4.0)%	(4.6)%	(1.8)%

Net Sales in Markets with all Stores Comparable (no cannibalization)	11.2%	(3.1)%	(3.8)%	(0.9)%
1	Average sale is defined as the average invoiced sales order, measured quarterly, excluding returns as well as transactions under $100 (which are generally sample orders or add-on/accessories to existing orders).

2	Average retail price per unit (square feet for flooring and other units of measures for moldings and accessories) sold is calculated on a total company basis and excludes non-merchandise revenue.

3	A relocated store remains a comparable store as long as it is relocated within the primary trade area.

4	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.

5	Change in number of customers invoiced is calculated by applying the average sale, described above, to total net sales at comparable stores.

NM Not meaningful.

Net Sales

Net sales in the third quarter of 2020 increased $32 million, or 12.1%, to $296 million from the third quarter of 2019. Comparable store sales for the third quarter of 2020 increased 10.9% primarily as a result of continued execution against the Company’s transformation plan and healthy consumer demand for home improvement projects. The third quarter of 2019 was unfavorably impacted by a network security incident in late August, which the Company believes negatively impacted total revenue by approximately $6 million to $8 million with an accompanying reduction in gross profit. By major category, manufactured products grew from 41% of sales in the third quarter of 2019 to 46% of sales in the third quarter of 2020, partially offset by a decline in solid and engineered hardwood products. The vinyl sub-category within manufactured products continues to drive growth due to its outstanding aesthetics, high resilience and waterproof characteristics. Net services sales (install and freight) were flat to the equivalent period in the prior year due an outsized COVID-19 impact on in-home installations. The Company opened one net new store in the third quarter of 2020 bringing total store count to 423 as of September 30, 2020.

Net sales for the nine months ended September 30, 2020 decreased 3.1% from the comparable period in 2019. Healthy consumer demand for home improvement projects throughout the third quarter of 2020 was not enough to offset the impact of COVID-19 on the second quarter of 2020 and comparable stores sales were negative 4.3% for the nine-month period ended September 30, 2020.

Gross Profit

Gross profit increased 22% in the third quarter of 2020 to $117 million from $96 million in the comparable period in 2019. Gross Margin increased 320 basis points to 39.4% in the third quarter of 2020 from 36.2% in the third quarter of 2019 due to lower year-over-year Section 301 tariffs (discussed in the “Section 301 Tariffs” section above), supply chain efficiency, along with pricing initiatives and a larger mix of higher-margin manufactured products, and a lower mix of installation sales. These items were somewhat offset by higher customer delivery costs associated with promotions.

Gross profit was $310 million and $292 million for the nine months ended September 30, 2020 and the comparable period in 2019, respectively, despite the impact of COVID-19 on sales in 2020. Gross Margin increased from 35.6% for the first nine months of 2019 to 39.0% for the first nine months of 2020 primarily due to lower year-over-year Section 301 tariffs, a lower mix of installation sales, and a larger mix of higher-margin manufactured products.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
Gross Profit, as reported (GAAP)	$116,526	39.4%	$95,674	36.2%	$309,789	39.0%	$291,772	35.6%

Antidumping Adjustments [1]	—	—%	780	0.3%	—	—%	780	0.1%
HTS Classification Adjustments [2]	—	—%	—	—%	—	—%	(779)	(0.1)%
Store Closure Costs [3]	761	0.3%	—	—%	761	0.1%	—	—%
Sub-Total Items above	761	0.3%	780	0.3%	761	0.1%	1	0.0%

Adjusted Gross Profit (non-GAAP measures)	$117,287	39.7%	$96,454	36.5%	$310,550	39.1%	$291,773	35.6%
1	Represents countervailing and antidumping expense associated with applicable prior-year shipments of engineered hardwood from China.
2	Represents classification adjustments related to the HTS duty categorization in prior periods during the three and nine months ended September 30, 2019.
3	Represents the inventory write-offs related to the Canadian and US store closures described above during the three and nine months ended September 30, 2020 described more fully in Note 8 to the condensed consolidated financial statements.

Selling, General and Administrative Expenses

SG&A expense decreased 0.1% to $93 million, or 31.6% of sales, down 380 basis points in the third quarter of 2020 from the comparable period in 2019. SG&A in both quarters included certain costs related to investigations and lawsuits, including $2 million related to the Gold matter in the third quarter of 2020. Additionally, the third quarter included $2.6 million of costs related to Canadian and US store closures in 2020. Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) decreased 4.9% to $89 million, or 29.9% of sales, down 530 basis points compared to the same period in the prior year. The reduction in Adjusted SG&A was primarily driven by the optimization of marketing efforts, as the Company pivoted towards more efficient channels like digital, and $2.5 million from the final settlement of the business interruption insurance claim related to the August 2019 network security incident, partially offset by an increase in credit card fees due to the year-over-year increase in revenue.

SG&A expense decreased 7.7% to $272 million in the first nine months of 2020 from the comparable period in 2019 but included certain costs in both periods related to investigations and lawsuits, and costs related to Canadian and US store closures in 2020. Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) decreased $21 million, or 7.2%, in the nine months ended September 30, 2020. The reduction in Adjusted SG&A was primarily driven by lower advertising expense as the Company reduced its promotional cadence in reaction to the COVID crisis and pivoted towards more efficient channels like digital, and $2.5 million from the final settlement of the business interruption insurance claim related to the August 2019 network security incident. In addition, equity compensation, supplies and T&E expenses were lower than the equivalent period in the prior year. The Company’s focus on expense management, liquidity preservation measures and process efficiency helped deliver the year-over-year reduction in Adjusted SG&A.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
SG&A, as reported (GAAP)	$93,374	31.6%	$93,495	35.4%	$271,869	34.3%	$294,392	36.0%

Accrual for Legal Matters and Settlements [4]	2,000	0.7%	—	—%	1,500	0.2%	4,575	0.6%
Legal and Professional Fees [5]	999	0.3%	408	0.2%	2,787	0.4%	3,403	0.4%
Store Closure Costs [6]	1,803	0.6%	—	—%	1,803	0.2%	—	—%
Sub-Total Items above	4,802	1.6%	408	0.2%	6,090	0.8%	7,978	1.0%

Adjusted SG&A (a non-GAAP measure)	$88,572	29.9%	$93,087	35.2%	$265,779	33.5%	$286,414	35.0%
4	This amount represents expense of $2 million related to the Gold matter in the third quarter of 2020 and a $0.5 million insurance recovery in the second quarter of 2020 of legal fees related to certain significant legal action. 2019 reflects a $4.75 million expense for the Kramer employment case and certain Related Laminate Matters. These matters are described more fully in Note 7 to the condensed consolidated financial statements.
5	Represents charges to earnings related to our defense of certain significant legal actions during the period. This does not include all legal costs incurred by the Company.
6	Represents store lease impairments, write down on fixed assets and employee termination benefits related to the Canadian and US store closures described more fully in Note 8 to the condensed consolidated financial statements.

Operating Income (Loss) and Operating Margin

Operating income was $23 million for the third quarter of 2020 compared to $2.2 million for the third quarter of 2019. Adjusted Operating Income (a non-GAAP measure) was $29 million for the third quarter of 2020, a year-over-year increase of more than $25 million compared to Adjusted Operating Income of $3.4 million for the third quarter of 2019. The year-over-year increase was primarily driven strong sales growth, enhanced gross margin, and strong expense management.

Operating income was $38 million for the first nine months of 2020 compared to an operating loss of $2.6 million for the equivalent period in 2019. Adjusted Operating Income (a non-GAAP measure) was $45 million for nine months ended September 30, 2020, a year-over-year increase of more than $39 million compared to Adjusted Operating Income of $5.4 million for the nine months ended September 30, 2019 for the same reasons as described above.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
Operating Income (Loss), as reported (GAAP)	$23,152	7.8%	$2,179	0.8%	$37,920	4.8%	$(2,620)	(0.3)%

Gross Margin Items:
Antidumping Adjustments [1]	—	—%	780	0.3%	—	—%	780	0.1%
HTS Classification Adjustments [2]	—	—%	—	—%	—	—%	(779)	(0.1)%
Store Closure Costs [3]	761	0.3%	—	—%	761	0.1%	—	—%
Gross Margin Subtotal	761	0.3%	780	0.3%	761	0.1%	1	0.0%

SG&A Items:
Accrual for Legal Matters and Settlements [4]	2,000	0.7%	—	—%	1,500	0.2%	4,575	0.6%
Legal and Professional Fees [5]	999	0.3%	408	0.2%	2,787	0.4%	3,403	0.4%
Store Closure Costs [6]	1,803	0.6%	—	—%	1,803	0.2%	—	—%
SG&A Subtotal	4,802	1.6%	408	0.2%	6,090	0.8%	7,978	1.3%

Adjusted Operating Income (a non-GAAP measure)	$28,715	9.7%	$3,367	1.3%	$44,771	5.6%	$5,359	1.0%

1,2,3,4,5,6    See the Gross Profit and SG&A sections above for more detailed explanations of these individual items.

Other Expense

The Company had other expense of $0.7 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively. The Company had other expense of $2.7 million and $3.3 million in the nine months ended September 30, 2020 and 2019, respectively. The expense in both years primarily reflected interest on borrowings on our Credit Agreement.

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

The CARES Act (the “Act”) was enacted on March 27, 2020. The Act retroactively changed the eligibility of certain assets for expense treatment in the year placed in service, back to 2018, and permitted any net operating loss for the tax years 2018, 2019 and 2020 to be carried back for five years. The Company recorded an income tax benefit of $5 million in the first nine months of 2020 associated with the income tax components contained in the Act, and as of June 2020 the Company has collected the full amount of the income tax benefit. As of September 30, 2020, the Company has completed an initial analysis of the tax effects of the Act but continues to monitor developments by federal and state rulemaking authorities regarding implementation of the Act. The Company has made reasonable estimates of the effects of the Act and will adjust, if needed, as new laws or guidance becomes available.

For the three months ended September 30, 2020, the Company recognized income tax expense of $7 million, which represented an effective tax rate of 31.0%. For the three months ended September 30, 2019, the Company recognized income tax expense of $0.2 million, which represented an effective tax rate of 17.7%. The variability of our tax rate in 2020 reflects the timing of deductions on our quarterly earnings.

For the nine months ended September 30, 2020, the Company recognized income tax expense of $4.8 million, which represented an effective tax rate of 13.7%. For the nine months ended September 30, 2019, the Company recognized income tax expense of $0.9 million, which represented an effective tax rate of (14.4)%. The variability of our tax rate in 2020 reflects the timing of deductions and the Act on our year-to-date earnings.

The Company has a full valuation allowance recorded against its net deferred tax assets of $28 million. The Company intends to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. As the Company continues to deliver improved operating results, it is reasonably possible that all or some portion of the valuation allowance could be reduced in future periods. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. The exact timing and amount of any reduction in the Company’s valuation allowance are unknown at this time and will be subject to the earnings level it in future periods.

Diluted Earnings per Share

Net income for the third quarter of 2020 increased $14.5 million to $15.5 million compared to $1 million for the third quarter of 2019, while Adjusted Earnings (a non-GAAP measure) for the third quarter of 2020 was $20 million, a year-over-year increase of $18 million compared to Adjusted Earnings of $1.9 million for the third quarter of 2019. Earnings per diluted share was $0.53 for the third quarter 2020 versus $0.04 in the year ago quarter. On an adjusted basis, third quarter earnings per diluted share increased $0.60 to $0.67 compared to an Adjusted Earnings per Diluted Share of $0.07 for the third quarter of 2019.

Net income for the first nine months of 2020 was $30 million, or $1.04 per diluted share, compared to a net loss of $6.7 million, or $0.23 per diluted share, for the first nine months of 2019. Adjusted Earnings and Adjusted Earnings per Diluted Share for the first nine months of 2020 were $35 million and $1.21 per diluted share, compared to an Adjusted Loss of $846 thousand and $0.03 per diluted share, for the first nine months of 2019.

We believe that each of the items below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Net Income (Loss), as reported (GAAP)	$15,503	$1,045	$30,377	$(6,735)
Net Income (Loss) per Diluted Share (GAAP)	$0.53	$0.04	$1.04	$(0.23)

Gross Margin Items:
Antidumping Adjustments [1]	—	576	—	576
HTS Classification Adjustments [2]	—	—	—	(575)
Store Closure Costs [3]	561	—	561	—
Gross Margin Subtotal	561	576	561	1

SG&A Items:
Accrual for Legal Matters and Settlements [4]	1,476	—	1,107	3,376
Legal and Professional Fees [5]	737	301	2,057	2,511
Store Closure Costs [6]	1,331	—	1,331	—
SG&A Subtotal	3,544	301	4,495	5,888

Adjusted Earnings (Loss)	$19,608	$1,922	$35,433	$(846)
Adjusted Earnings (Loss) per Diluted Share (a non-GAAP measure)	$0.67	$0.07	$1.21	$(0.03)

1,2,3,4,5,6    See the Gross Profit and SG&A sections above for more detailed explanations of these individual items. These items have been tax affected at the Company’s federal incremental rate of 26.1%.

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

Liquidity and Capital Resources

At the beginning of the COVID-19 crisis our near-term focus was on liquidity due to the major disruption to the normal course of our business. Actions taken in the second quarter included:

-	Adjusting inventory buying plans to reflect lower volumes of activity
-	Negotiating new terms with merchandise vendors, landlords and other service providers to allow for longer payment terms and or reductions in fees
-	Renegotiating our Credit Agreement (See Note 5)
-	Altering our store model, hours, and staffing
-	Replacing our largest annual sale event with alternative promotions

-	Altering our typical advertising cadence to reflect the reality of fewer in-person consumers and greater digital focus, particularly early in the quarter
-	Implementing temporary salary reductions and furloughs
-	Eliminating spending on certain capital and operating activities including the opening of new stores
-	Taking advantage of opportunities in Federal, State, and Local regulatory changes (e.g., the CARES Act)

Although COVID-19 and many of the newly adopted safety protocols remain, all stores were again operational for the third-quarter.

-	Inventory buying increased to reflect higher demand for home improvement projects
-	Temporary expansion of Credit Agreement availability expired without Company needing to access this source of capital
-	Store model, hours and staffing returning to pre-COVID norms with occasional disruptions due to local conditions
-	Advertising spending was higher than the second quarter but has not returned to prior-year levels, as we pivoted towards more efficient channels like digital
-	Resuming more typical terms and arrangements with landlords, vendors and other service providers although many of the longer payment terms are still operative as negotiated during the second quarter
-	Certain capital spending has resumed including plans to open two to three new stores in the fourth quarter

Our focus on liquidity remains. There is a great deal of uncertainty related to COVID, including its pervasiveness, its spread as additional activity resumes, how jurisdictions react to flare ups, and what actions may come at both the national, state, and local levels. In the third quarter we continued to manage the uncertainty by retaining cash we have generated. Our balance sheet reflects a high cash balance and the same $101 million of borrowings that we had on April 17, 2020, as we entered into the temporary expansion of our Credit Agreement.

Our principal sources of liquidity at September 30, 2020 were cash from our ongoing operations, $199 million of cash and cash equivalents on our balance sheet and $31 million of availability under our Revolving Loan. As of September 30, 2020, the outstanding balance on the FILO Term Loan was $25 million and it carried an interest rate of 5.125%. As of September 30, 2020, the outstanding balance on the Revolving Loan was $76 million and it carried an average interest rate of 3.75%.

The $73 million increase in our cash and cash equivalents balance during the third quarter of 2020 was primarily the result of an increase in accounts payable ($22 million), sell through of inventory ($11 million), collections of tariff receivables ($11 million), growth in customer deposits ($8 million), offset in part by federal and state income tax payments ($5 million) and capital expenditures ($3 million).

Through the nine months ended September 30, 2020, we had $9 million in capital expenditures including opening 5 new stores. As part of our response to COVID-19, we implemented a range of measures to increase financial flexibility as noted above and including slowing capital spending. Our resumed capital spending is targeted with an emphasis on the digital experience of our customers, IT and includes opening two to three stores in Q4.

Final court approval was granted for the Gold matter in October 2020. As a result we expect to fund the remaining $13 million in cash in the fourth quarter of 2020.

Our focus on liquidity over the past several months has allowed us to build a strong liquidity position to navigate the current COVID-19 environment, and our business is generating solid cash flow. We believe that cash flows from operations, together with the liquidity under our Credit Agreement will be sufficient to meet our obligations, fund our settlements, operations and anticipated capital expenditures for the next 12 months. We prepare our forecasted cash flow and liquidity estimates based on assumptions that we believe to be reasonable, but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Merchandise Inventories

Merchandise inventories at September 30, 2020 decreased $49 million from December 31, 2019 primarily due to a reduction in inventory buying as a direct result of the outbreak of COVID-19 and better than anticipated net sales growth, particularly in the third quarter of 2020. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of September 30, 2020	As of December 31, 2019	As of September 30, 2019

	(in thousands)
Inventory – Available for Sale	$199,609	$254,812	$278,144
Inventory – Inbound In-Transit	37,831	31,557	28,737
Total Merchandise Inventories	$237,440	$286,369	$306,881

Available Inventory Per Store	$472	$608	$664

Available inventory per store at September 30, 2020 was substantially lower than at December 31, 2019 and significantly lower than September 30, 2019. The decrease in available inventory compared to September 30, 2019 was due in large part to a reduction in inventory buying as a direct result of COVID-19, combined with higher than anticipated sales growth. Inventory was also affected by a lower average cost of inventory driven by tariff exclusions granted in the fourth quarter of 2019, improved country-of-origin sourcing, and cost-out negotiations across all categories. Including the reinstatement of the Section 301 tariffs, and currently expected effects of COVID-19, we anticipate average inventory to be in the range of $270 million to $290 million by the end of the year.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons, and specific merchandise category planning. As sales rebounded toward the end of the second quarter, we increased our inventory buying resulting in an increase in inbound in-transit as of September 30, 2020.

Cash Flows

Operating Activities. Net cash provided by operating activities was $181 million for the nine months ended September 30, 2020 and was primarily due to the reduction in inventory discussed above, an increase in accounts payable of $31 million, net income of $30 million, an increase in customer deposits of $22 million, and the collection of tariff receivable of $20 million. Net cash used in operating activities was $17 million for the nine months ended September 30, 2019 and was primarily due to a payment of $34 million to settle the government investigations, partially offset part by a reduction in inventory as we sold through inventory purchased late in 2018 in advance of the announced higher tariff.

Investing Activities. Net cash used in investing activities was $8.9 million and $13 million for the nine months ended September 30, 2020 and 2019, respectively. Capital expenditure in both nine-month periods were primarily related to new store openings and our information technology initiatives. The 2019 period also had investments related to our new Corporate Headquarters.

Financing Activities. Net cash provided by financing activities was $18 million and $23 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by financing activities in both nine-month periods was primarily due to net borrowings on our Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. In addition, borrowings under our Credit Agreement are exposed to interest rate risk due to the variable rate of the facility, and the expected transition from the LIBOR reference rate in 2021. As of September 30, 2020, we had $76 million outstanding under the Revolving Credit Facility and $25 million outstanding under the FILO Term Loan.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2020. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2020.

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

Notice has been disseminated to class members by the settlement administrator, and final approval was granted by the court on October 22, 2020. The Company has notified its insurance carriers and continues to pursue coverage, but the insurers to date have denied coverage. As the insurance claim is still pending, the Company has not recognized any insurance recovery related to the Gold Litigation.

The Company recognized a charge to earnings of $28 million within selling, general and administrative expense during the fourth quarter of 2018 as its loss became probable and estimable. During the third quarter of 2020, the Company recognized an additional charge to earnings for in-store vouchers of $2 million within selling, general and administrative expense as the Company now believes the claim threshold in the settlement agreement will be met. As of September 30, 2020, the remaining accrual related to these matters was $29 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on its condensed consolidated balance sheet.

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

On November 8, 2018, an individual filed a Notice of Appeal in the United States Court of Appeals for the Fourth Circuit (the “Appeals Court”) challenging the settlement. On December 14, 2018, another individual filed a Notice of Appeal in the Appeals Court. Subsequently, the Appeals Court consolidated both appeals. On March 10, 2020, the Appeals Court upheld the order approving the settlement agreement, and vacated the award of attorney’s fees, requiring the Virginia Court to reconsider the award of attorneys’ fees to the lawyers representing the class. The Appeals Court determined that the Settlement Agreement was fair, reasonable, and adequate, and upheld the district court’s approval order. On remand, the Virginia Court reconsidered how attorney’s fees for the class lawyers should be calculated for the settlement that includes cash and vouchers, issued a decision, and that decision was subsequently appealed. The legal exposure to the company is the same, and the company is pleased that the settlement agreement was upheld. Vouchers, which generally have a three-year life, will be distributed by the administrator upon order of the Virginia Court. To date, the Company’s obligations related to Formaldehyde MDL and Abrasion MDL consisted of a short-term payable of $36 million with $14 million expected to be satisfied by the issuance of vouchers. If the appeals were to result in the settlement being set aside, the Company would receive $21.5 million back from the escrow agent. Accordingly, the Company has accounted for the payment of $21.5 million as a deposit in the caption “Deposit for Legal Settlements” on its condensed consolidated balance sheets. The Company has no liability accrued related to the appeals.

In addition to those purchasers who elected to opt out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”). Certain of these Related Laminate Matters were settled in 2019. The Company did not have any expense for these matters for the nine months ended September 30, 2020. As of September 30, 2020, the remaining accrual related to these matters was $0.1 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on the condensed consolidated balance sheet. For the nine months ended September 30, 2019, the Company recognized charges to earnings of $0.4 million within SG&A expenses for these Remaining Laminate Matters. While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

The third annual review of the AD and CVD rates was initiated in February 2015. The third AD review covered shipments from December 1, 2013 through November 30, 2014. The third CVD review covered shipments from January 1, 2013 through December 31, 2013. In May 2016, the DOC issued the final CVD rate in the third review, which was a maximum of 1.38%. On July 13, 2016, the DOC set the final AD rate at a maximum of 17.37%. The Company appealed the AD rates to the CIT. In November 2018, the CIT issued an opinion sustaining the DOC’s results, and that decision was appealed to the CAFC by certain plaintiff interveners in January 2019. Following a decision in a related appeal excluding one of the Chinese suppliers from the AD Order, the CAFC remanded the case to the CIT to oversee the DOC’s recalculation of the rate. . In September 2020, the CIT received a recommendation from the DOC to reduce the rate for the third annual review period to 0.0% from 17.37%. If accepted by the CIT, the Company will reverse the entire $4.7 million liability currently recorded, with a corresponding reduction of cost of sales, as well as an additional $2.1 million receivable and favorable adjustment to cost of sales for deposits made at previous preliminary rates during the quarter when it is accepted.

The fourth annual period has been resolved including appeals.

The fifth annual period has been resolved including appeals.

The DOC initiated the sixth annual review of AD and CVD rates in February 2018. The AD review covers shipments from December 1, 2016 through November 30, 2017. The CVD review covers shipments from January 1, 2016 through December 31, 2016. In July 2019, the DOC issued the final AD rate in the sixth annual review, which was a maximum of 42.57% (with one company having a maximum rate of 0.00%), and the final CVD rate in the sixth annual review, which was a maximum of 3.2%. With the finalization of the AD rate for the sixth annual review, the Company recorded a net liability of $0.8 million during the third quarter of 2019 with a corresponding reduction in cost of sales. The Company received payments for the vendor with a final rate of 0.00% and the remaining balance of $0.5 million as of September 30, 2020 was included in “Other Current Assets” on the condensed consolidated balance sheet. The vendors with a final rate of 42.57% are under appeal and the balance of $1.5 million as of September 30, 2020 was included in other long-term liabilities on the condensed consolidated balance sheet. With the finalization of the CVD rate for the sixth annual review, the Company recorded a liability of $0.4 million during 2019 with a corresponding reduction in sales. The remaining balance, after payments, was approximately $40 thousand as of September 30, 2020. The Company and other parties have appealed the final AD rate ruling to the CIT, which is expected to issue its decision by spring of 2021. However there was not a stay placed on this period.

The DOC initiated the seventh annual review of the AD and CVD rates in March 2019. The AD review covers shipments from December 1, 2017 through November 30, 2018. The CVD review covers shipments from January 1, 2017 through December 31, 2017. In January 2020, the DOC issued non-binding preliminary results in the seventh annual review for CVD rates and AD rates. The preliminary AD rate was a maximum of 0.00%. The preliminary CVD rate was a maximum of 24.61%. The final CVD and AD rates in the seventh annual review are currently expected to be issued in November 2020. If the preliminary ruling regarding the CVD rate were to be finalized, the Company anticipates it would record a net liability of approximately $2 million. If the preliminary CVD rate were to be finalized, the Company currently expects that it would appeal such ruling.

In February 2020, the DOC initiated the eighth annual review of AD and CVD rates. The AD review will cover shipments from December 1, 2018 through November 30, 2019. The CVD review covers shipments from January 1, 2018 through December 31, 2018. The preliminary results in this review are expected in December 2020.

Outstanding AD and CVD duties are subject to interest based on the IRS quarterly published rate. The Company has recorded a net $0.4 million of interest expense through the line item Other Expense on the Statement of Operations during the nine months ended September 30, 2020.

Section 301 Tariffs

Since September 2018, pursuant to Section 301 of the Trade Act of 1974, the United States Trade Representative (“USTR”) has imposed tariffs on certain goods imported from China over four tranches or Lists. Products imported by the Company fall within Lists 3 and 4 for which tariffs range from 10% to 25%. On September 10, 2020 several importers of vinyl flooring filed a lawsuit with the CIT challenging the Section 301 tariffs under Lists 3 and 4. The Company has also filed a companion case at the CIT challenging Section 301 tariffs it has paid. The action is in its early stages and the Company is unable to predict the timing or outcome of the ruling by the CIT. If these appeals are successful, the Company should qualify for refunds on these Section 301 tariffs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended September 30, 2020 (in thousands, except per share amounts):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[1]	per Share[1]	Programs[2]	Programs[2]
July 1, 2020 to July 31, 2020	—	—	—	—
August 1, 2020 to August 31, 2020	—	—	—	—
September 1, 2020 to September 30, 2020	—	—	—	—
Total	—	—	—	—

1	We repurchased 3,629 shares of our common stock, at an average price of $21.52, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended September 30, 2020.
2	Our initial stock repurchase program, which authorized the repurchase of up to $50 million in common stock, was authorized by our board of directors and publicly announced on February 22, 2012. Our board of directors subsequently authorized two additional stock repurchase programs, each of which authorized the repurchase of up to an additional $50 million in common stock. These programs have been publicly announced on November 15, 2012 and February 19, 2014, respectively, and are currently indefinitely suspended until we are better able to evaluate the long-term customer demand and assess our estimates of operations and cash flow. At September 30, 2020, we had approximately $14.7 million remaining under this authorization.

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

101

The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMBER LIQUIDATORS HOLDINGS, INC.
(Registrant)

Date: October 30, 2020	By:	/s/ Nancy A. Walsh
Nancy A. Walsh
Chief Financial Officer (Principal Financial Officer)