Form 10-K
period 2020-12-31
Lumber Liquidators Holdings, Inc.
filed 2021-03-02
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧   No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻   No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻	⌧ `Accelerated filer	◻ Non-accelerated filer	☐ Smaller reporting company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ⌧

As of June 30, 2020, the last business day of the registrant’s most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $392.4 million based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 23, 2021:

Title of Class	Number of Shares
Common Stock, $0.001 par value	28,910,579

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2021 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2020.

LUMBER LIQUIDATORS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENT

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact of any of the following:

●	an overall decline in the health of the economy, the hard-surface flooring industry, the housing market and overall consumer spending, including the effects of the COVID-19 pandemic;
●	expectations related to the closure of Canadian and certain US stores;
●	impact on sales, ability to obtain and distribute products, and employee safety and retention, including the effects of the COVID-19 pandemic and roll-out of vaccine;
●	having sufficient inventory for consumer demand;
●	the outcomes of legal proceedings, and the related impact on liquidity;
●	reputational harm;
●	obtaining products from abroad, including the effects of the COVID-19 pandemic and tariffs, as well as the effects of antidumping and countervailing duties;
●	obligations under various settlement agreements and other compliance matters;
●	disruptions due to cybersecurity threats, including any impacts from a network security incident;
●	inability to open new stores, find suitable locations for our new store concept, and fund other capital expenditures;
●	inability to execute on our key initiatives or such key initiatives do not yield desired results;
●	managing growth;
●	transportation availability and costs;
●	damage to our assets;
●	disruption in our ability to distribute our products, including due to disruptions from the impacts of severe weather;
●	operating an office in China;
●	managing third-party installers and product delivery companies;
●	renewing store, warehouse, or other corporate leases;
●	having sufficient suppliers;
●	our, and our suppliers’, compliance with complex and evolving rules, regulations, and laws at the federal, state, and local level;
●	product liability claims, marketing substantiation claims, wage and hour claims, and other labor and employment claims;
●	availability of suitable hardwood, including due to disruptions from the impacts of severe weather;
●	sufficient insurance coverage, including cybersecurity insurance;
●	access to and costs of capital;
●	the handling of confidential customer information, including the impacts from the California Consumer Privacy Act and other applicable data privacy laws and regulations;
●	management information systems disruptions;
●	alternative e-commerce offerings;
●	our advertising and overall marketing strategy, including anticipating consumer trends;
●	competition;
●	impact of changes in accounting guidance, including implementation guidelines and interpretations;
●	internal controls;
●	stock price volatility; and
●	anti-takeover provisions.

The Company specifically disclaims any obligation to update these statements, which speak only as of the dates on which such statements are made, except as may be required under the federal securities laws. These risks and other factors include those listed in this Item 1A. “Risk Factors” and elsewhere in this report.

References to “we,” “our,” “us,” “the Company”, “Lumber Liquidators”, and “LL Flooring” generally refers to Lumber Liquidators Holdings, Inc. and its consolidated subsidiaries collectively and, where applicable, individually.

PART I

Item 1. Business.

Overview

Lumber Liquidators (“LL Flooring” or “Company”) is one of North America’s leading specialty retailers of hard-surface flooring, with 410 stores as of December 31, 2020. We seek to offer the best customer experience online and in stores, with more than 400 varieties of hard-surface floors featuring a range of quality styles and on-trend designs. Our online tools also help empower customers to find the right solution for the space they’ve envisioned. Our extensive selection includes water-resistant vinyl plank, solid and engineered hardwood, laminate, bamboo, porcelain tile, and cork, with a wide range of flooring enhancements and accessories to complement. Our stores are staffed with flooring experts who provide advice, pro partnership services and installation options for all of LL Flooring’s products, the majority of which is in stock and ready for delivery. We offer delivery and in-home installation services through third-party independent contractors for customers who purchase our floors. We sell primarily to homeowners or to contractors on behalf of homeowners, as well as to commercial (“Pro”) customers through a network of store locations and online including a new digital platform that has enhanced our customers’ ability to interact with us and our flooring options. We operate as a single business segment, with our customer relationship center, digital platform and customer service network supporting our retail store and online operations.

Our vision is to be the customer’s first choice in hard-surface flooring by providing the best experience, from start to finish. We offer a wide selection of high-quality, stocked products and the accessible flooring expertise and service of a local store, with the scale, omni-channel convenience and value of a national chain. We plan to leverage this advantage to differentiate ourselves in the highly fragmented flooring market. We launched our new digital platform, LLFlooring.com, in December 2020. This mobile-friendly site features inspirational content, highlights our digital tools like Picture It!, and Floor Finder and promotes our services such as installation, free flooring samples and delivery.

We have been revitalizing our brand from Lumber Liquidators to LL Flooring. Customers increasingly begin their flooring journey online. During 2020, we used the LL Flooring brand in conjunction with the Lumber Liquidators brand on our digital platform and on to build awareness. Additionally, we piloted the brand LL Flooring in 20 plus stores during 2020. Based on early feedback, customers who experienced the LL Flooring brand viewed it as more approachable, relevant and of higher quality. We plan to expand the rebranding of our stores in 2021 as part of our long-term brand evolution.

In the second quarter of 2020, we experienced, as did many retailers, a significant disruption to our business due to COVID-19. We demonstrated resilience navigating this disruption to grow sales in the second half of 2020 through progress on our transformation plan that positioned us to capitalize on a robust home improvement spending environment. Trend changes related to COVID-19 are expected to affect 2021 as well and could be impacted by the pace of the roll-out and efficacy of vaccines.

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

Our Business

Market

According to the July 2020 Issue of Floor Covering Weekly, United States installed floor covering product sales in 2019 were $43.3 billion, not including labor. Within this market, United States hardwood, laminate and vinyl flooring sales accounted for 42% of the total, which is an increase of 3.3% over the same metric for 2018. Flooring sales are driven by a number of factors including discretionary income and trends in the housing market. Including installation, the overall flooring industry has grown at a compound annual growth rate of 4.1% from 2015 through 2019. Over the same period, hardwood, laminate and vinyl flooring sales, including the cost of installation grew at a compound annual growth rate of 7.8%. We believe improvements in the quality and construction of certain products, increasing resiliency and water-tolerance of products, ease of installation, availability in a broad range of retail price points, and movement away from soft surfaces will drive continued hard-surface flooring share gain versus soft surface flooring in the future.

Competition

We compete for customers in a highly fragmented marketplace, where we believe no one retailer has captured more than a 22% share of the consumer market for flooring (including carpet). Although the market includes the national home improvement warehouse chains, national specialty retailers, warehouse clubs and online retailers, we believe nearly half of the industry consists of local one-store flooring retailers, small chains of stores that may specialize in one or two flooring categories, and a limited number of regional chains.

Customers

We target several distinct customer groups who each have varied needs with respect to their flooring purchases, including do-it-yourself (“DIY”) customers, do-it-for-me (“DIFM”) customers, and Pro customers. We believe that each of the customer groups we serve is passionate about their flooring purchase and values our wide assortment of flooring products, availability, and the quality of those products. While our offering to each of these groups begins with the same broad assortment and knowledgeable store associates, each of these customer groups requires unique service components based on the ability of our associates to share detailed product knowledge and preferred installation methods. We offer DIFM customers installation services, while our DIY and Pro customers receive more personal attention when completing their purchase, including dedicated call center resources. All customer groups are offered delivery services.

Products and Services

Product Selection

We offer an extensive assortment of hard-surface flooring under multiple proprietary brand names, led by our flagships, Bellawood® and Coreluxe®. We have invested significant resources developing these national brand names. Our hard-surface flooring products feature a range of quality styles and on-trend designs and are generally differentiated in terms of quality and price based on wood versus manufactured materials, the wood species, grade, and durability of finish. Prefinished floors are the dominant choice for residential customers over unfinished wood planks that have a finish applied after installation. We also offer an assortment of installation services and accessories, including moldings, underlayments, adhesives and tools.

Direct Sourcing

We source directly from mills and other vendors, which enables us to offer a broad assortment of high-quality proprietary products to our customers at a consistently competitive cost. We seek to establish strong, long-term relationships with our vendors around the world. In doing so, we look for vendors that have demonstrated an ability to meet our demanding specifications, our rigorous compliance standards and the capability to provide sustainable and growing supplies of high-quality, innovative, trend-right products. We source from both domestic and international vendors, and in 2020, approximately 53% of our product was sourced from Asia, 6% was sourced from Europe and Australia, and 6% was sourced from South America. As alternatives have become viable, we have been actively moving our products subject to Section 301 tariffs from China into other, mostly Asian, countries.

Supply Chain

Our supply chain is wholly focused on delivering a complete assortment of products to our customers in an efficient manner. We own a one million square foot distribution center on approximately 100 acres of land in Henrico County, Virginia, which serves the stores located in the easternmost two-thirds of the United States. We operate a 500,000 square foot leased distribution center in Pomona, California as the primary distribution center for the stores located in the westernmost one-third of the United States. A number of our vendors maintain certain inventory levels for shipment directly to our stores or our customers. Our product is generally transported boxed and palletized, and the weight of our product is a key driver of our supply chain costs.

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

Installation

Historically one in 10 of our customers purchase professional installation services through us to measure and install our flooring at competitive prices. We offer these services at all of our stores. As of December 31, 2020, we utilized a network of associates to perform certain customer-facing, consultative services and coordinate the installation of our flooring products by third-party independent contractors. Service revenue for installation transactions we control along with freight is included in net services sales, with the corresponding costs in cost of services sold. We believe our greater interaction with the customer and strong relationships with the third-party independent contractors ultimately results in a better customer experience and higher utilization of installation services by the customer.

Store Model

As of December 31, 2020, we operated 410 retail stores. We opened six new stores and closed 15 stores in 2020, including all of our stores in Canada. We are able to adapt a range of existing buildings to our format, from freestanding buildings to strip centers to small shopping centers. Our stores are typically 6,500 to 7,500 square feet. We enter into short leases, generally for a base term of five to seven years with renewal options, to maximize our real estate flexibility.

We routinely evaluate our store site selection criteria and are currently targeting retail corridors within a market over the more industrial locations we historically sought. We consistently monitor performance of current stores as well as the market opportunity for new locations, adjusting as needed to optimize the profitability and growth potential of our store portfolio.

Sales Approach

We strive to have an integrated omni-channel sales model that enables our stores, call center, digital platform, and catalogs to work together in a coordinated manner. We believe that due to the average size of the sale and the general infrequency of a flooring purchase, many of our customers conduct extensive research using multiple channels before making a purchase decision. Though our customers utilize a range of these channels in the decision-making process, the final sale is most often completed in the store, working with our flooring experts. Our DIY and DIFM customers typically plan well in advance for the inconvenience of removing old flooring and installing new flooring. Our Pros often have larger, more complex projects, and greater lead time and preparation is often required. Our research indicates that the length of a hard-surface flooring purchase can vary significantly from initial interest to final sale.

Our objective is to help the customer through the entire purchase cycle from inspiration to installation, whether in our store or in their home. Our goal is to provide our customers with everything needed to complete their flooring project – to remove the existing floor, install the new floor with complementary moldings and accessories, and finally, maintain the floor.

Our sales strategy emphasizes customer service by providing superior, convenient, educational tools for our customers to learn about our products and the installation process. We invest in training our store team and virtual sales team members on all of our products and install techniques. Flooring samples for most of the products we offer are available in our stores or can be ordered through our digital platform or contact center. Once an order is placed, customers may choose to either have their purchases delivered to their home or job site, or pick them up at a nearby store location.

We are committed to responding to our customers in a timely manner. Our contact center is staffed by flooring experts cross-trained in sales, customer service and product support. In addition to receiving telephone calls, our contact center associates chat online with visitors to our digital platform, respond to emails from our customers and engage in virtual selling. Customers can contact our Customer Relationship Center to place an order, to make an inquiry, or to order a catalog.

Knowledgeable Salespeople

We believe a large segment of residential homeowners are in need of a trusted expert, whether as a guide through a range of flooring alternatives and services or as a resource to both DIY and DIFM customers. We are deploying robust training programs to train our store management and associates to serve our customers at the highest level. This training focuses on selling techniques and in-depth product knowledge for our store associates, who, we believe, are a key driver in a customer’s purchasing decision.

We place an emphasis on identifying, hiring, and empowering employees who share a passion for our business philosophy where possible. Many of our store managers have previous experience with the home improvement, retail flooring or flooring installation industries. We are also adding regional managers and store managers in training to build our future store leadership.

Digital / Omni-Channel

We launched our new digital platform, LLFlooring.com in December 2020. This mobile-friendly site features inspirational content, showcases our flooring in digital room scenes, highlights our digital tools like Picture It!, and Floor

Finder and promotes our services such as installation, free flooring samples and delivery. Our digital platform contains a broad range of information on our products and services, including a comprehensive knowledge base on all things related to flooring. Customers can also shop from home with a live sales associate in one of our stores through our virtual shopping experience. We also offer extensive product reviews, before and after photos from previous customer projects, style and design trends via the LL Style blog and how-to installation videos. A customer also has the ability to chat live with a flooring expert, either online or over the phone, regarding questions about a flooring purchase or installation. We continue to develop new features and functionality to assist customers, and to ensure they have robust tools at their disposal that are effective at helping them make the ideal flooring choice as they move between other channels.

Advertising and Financing

Advertising: We utilize a mix of digital and traditional media, email and direct mail, to balance product, service and value messaging.   We also utilize advertising to build brand consideration and to educate customers on the flooring category.  Overall, we proactively manage the mix of our media to ensure we efficiently drive sales while effectively building awareness of our brand value proposition. We continue to invest in enhanced digital capabilities. We significantly pulled back our advertising spend in the second quarter of 2020 in reaction to COVID-19 and have re-deployed our spend with an increasing emphasis on digital.

We have been revitalizing our brand from Lumber Liquidators to LL Flooring. Customers increasingly begin their flooring journey online. During 2020, we used the LL Flooring brand in conjunction with the Lumber Liquidators brand on our digital platform and on television to build awareness. Additionally, we piloted the brand LL Flooring in 20 plus stores during 2020. Based on early feedback, customers who experienced the LL Flooring brand viewed it as more approachable, relevant and of higher quality. We plan to expand the rebranding of our stores in 2021 as part of our long-term brand evolution.

Financing: We offer our residential customers a financing alternative through a proprietary credit card, the Lumber Liquidators credit card, underwritten by a third-party financial institution, generally with no recourse to us. This program serves the dual function of providing financial flexibility to our customers and offering us promotional opportunities featuring deferred interest, which we often combine with product promotions. Our customers may also use their Lumber Liquidators credit card for installation services. We also offer our Pro customers a financing alternative, which is underwritten by a third-party financial institution, generally with no recourse to us. The commercial credit program provides our Pro customers a range of additional services that we believe add flexibility to their businesses.

Human Capital Management

Our people are the core of our business and we commit to deliver them an inclusive, diverse team and culture that understands and adapts to the varying needs of our customers. We seek to provide an engaging work experience that excites and motivate our team members to deliver their best every day. We also aim to provide opportunities for learning and growth, to ensure our team is always the best in the business.

We made good progress executing our transformation plan during 2020 to leverage our foundation as a high-touch specialty flooring company and deliver shareholder value. Our transformation plan includes the four strategic pillars of people and culture, improving the customer experience, driving traffic and transactions in our stores and online, and improving profitability.

Our first strategic pillar, people and culture, is a critical driving force behind our transformation plan. Our recent efforts have been focused in three areas: our Company’s culture and training, the safety and health of our employees; and driving diversity and inclusion.

Culture and Training

In 2020, we engaged the organization in reviewing the Company’s current mission, vision and values and assessing how well they are serving us today. We formalized our Company’s vision: to be the customer’s first choice in hard-surface flooring by providing the best experience, from start to finish. We also identified the following six guiding values as the foundation of our culture:

●	customer obsessed
●	embrace diversity
●	act with integrity
●	seize opportunities
●	be resilient
●	own our outcomes

During 2020 we added more regional and store managers in training to build our bench of future store leadership. Our field leadership has also focused on developing a more robust store and regional manager training program that promotes both diverse and inclusive leadership as well as drive greater internal career advancement.

Safety and Health

Our commitment to the safety of our associates is an essential and ongoing part of our business. We require careful attention to safety with respect to handling product in our warehouses, stores, installation and delivery processes. During COVID-19 we prioritized the safety of our associates and customers and followed rigorous standards for mask wearing, social distance and cleaning protocols. We have implemented remote work for all corporate support associates including senior management. We have significantly reduced travel and contact to help protect not only our associates but also the communities in which we live. We also provided emergency relief pay to our associates affected by COVID-19 exposure or related facility closures.

Diversity, Equity & Inclusion

As part of our multi-year business transformation, we are working on driving diversity, equity and inclusion across our Company. This commitment will be supported by training and awareness programs as well as focused efforts to recruit, retain, develop and promote a diverse workforce. In 2020, we formed a Diversity, Equity & Inclusion Taskforce, comprised of a cross-functional team of associates, to begin this important work. This team has been discussing the Company’s culture survey results, sharing ideas on what diversity, equity and inclusion should look like in our Company, formulating goals and establishing priorities for 2021 and beyond. We are also working with external consultants to connect our work with best practices and insights related to diversity, equity and inclusion.

Employees

As of December 31, 2020, we had approximately 2,230 employees, 95% of whom were full-time and none of whom were represented by a union. Of these employees, 72% work in our stores, 19% work in corporate store support infrastructure or similar functions (including our call center employees) and 9% work in one of our distribution centers. We believe that we have good relations with our employees.

Seasonality and Quarterly Results

Our quarterly results of operations can fluctuate depending on the timing of our advertising and the timing of, and income contributed by, our new stores. Our net sales fluctuate slightly as a result of seasonal factors, and we adjust merchandise inventories in anticipation of those factors, causing variations in our build of merchandise inventories. Generally, we experience higher-than-average net sales in the spring and fall, when more home remodeling activities typically are taking place, and lower-than-average net sales in the colder winter months and during the hottest summer months. Our 2020 results were impacted by the COVID-19 pandemic, and starting at the of March 2020 the Company closed as many as 56 stores for a period of time while all other stores operated under reduced hours and/or warehouse only conditions, offering curbside pickup and job site delivery for our Pro and DIY customers. The unfavorable impact of COVID-19 on the first half of 2020 was largely offset by favorable sales growth in the second half of 2020.

Intellectual Property and Trademarks

We have a number of marks registered in the United States, including LLFlooring®, Lumber Liquidators®, Floor Finder®, Bellawood®, 1-800-HARDWOOD®, Quickclic®, Virginia Mill Works Co. Hand Scraped and Distressed Floors®, Dream Home Laminate Floors®, Builder’s Pride®, Avella®, Coreluxe®, Tranquility Resilient Flooring®, Lisbon Cork Co. Ltd. ®, Colston Hardwood Flooring ®, Clover Lea Plantation ®, ReNature™, AquaSeal ™ and other product line names. We have also registered certain marks in jurisdictions outside the United States, including the European Union, Canada, China, Australia and Japan. We regard our intellectual property as having significant value and these names are an important factor in the marketing of our brands. Accordingly, we take steps intended to protect our intellectual property including, where necessary, the filing of lawsuits and administrative actions to enforce our rights.

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

Products that we import into the United States and, formerly, Canada are subject to laws and regulations imposed in conjunction with such importation, including those issued and/or enforced by United States Customs and Border Protection and the Canadian Border Services Agency. In addition, certain of our products are subject to laws and regulations relating to the importation, acquisition or sale of illegally harvested plants and plant products and the emissions of hazardous materials. We work closely with our suppliers to understand their compliance applicable laws and regulations in these areas.

Available Information

We maintain a website at LLFlooring.com. The information on or available through our website is not, and should not be considered, a part of this annual report on Form 10-K. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with, or furnished to, the United States Securities and Exchange Commission (“SEC”) free of charge on our digital platform www.investors.LLFlooring.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The SEC also maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information that we file electronically with the SEC.

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

Risks Related to Our Business Operations

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

In addition, the ongoing COVID-19 pandemic has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries. It has disrupted the worldwide transportation network leading to less predictable inventory flow. There remains a great deal of uncertainty related to COVID-19, including risks from renewed shutdowns due to COVID-19, continued transportation disruptions, and consumer spending preferences once, and if, people become more mobile during 2021 as vaccines are distributed and administered. The extent to which the ongoing COVID-19 pandemic could impact our business, results of operations, financial condition and liquidity is highly uncertain and will depend on future developments, including consumer demand for home improvement once the vaccine becomes widely available. The potential impacts to the Company likely will not be fully recoverable.

The ongoing COVID-19 pandemic is a highly fluid and rapidly evolving situation, and we cannot anticipate with any certainty the length, scope, or severity of such restrictions in each of the jurisdictions that we operate.

Our growth strategy depends in part on our ability to open new stores and is subject to many unpredictable factors.

As of December 31, 2020, we had 410 stores throughout the United States. Assuming the continued success of our store model and real estate strategy, we plan to continue our selective approach to future openings over the next several years. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. Our future results and ability to implement our growth strategy will depend on various factors, including the following:

●	as we open more stores, our rate of expansion relative to the size of our store base will decline;
●	consumers in new markets may be less familiar with our brands, and we may need to increase brand awareness in those markets through additional investments in advertising;
●	new stores may have higher construction, occupancy or operating costs, inventory requirements, or may have lower average store net sales, than stores opened in the past;
●	competitive pressures could cause changes to our store model and making necessary changes could prove costly;

●	newly opened stores may reach profitability more slowly than we expect in the future, as we enter more mid-sized and smaller markets and add stores to larger markets where we already have a presence; and
●	newly opened stores may cause sales to decline in our other existing stores within a given market or trade area.

Failure to manage our growth effectively could harm our business and operating results.

Our plans call for our selective approach in the addition of new stores over the next several years, and increased orders from our digital platform, call center and catalogs. Our existing management information systems, including our store management systems, compliance procedures and financial and reporting controls, may be unable to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain regional and store managers and personnel for our compliance, IT, human resources and financial and reporting departments. We may not respond quickly enough to the changing demands that our expansion will impose on us. Any failure to manage our growth effectively could harm our business and operating results.

Increased transportation costs could harm our results of operations.

The efficient transportation of our products through our supply chain is a critical component of our operations. If the cost of fuel or other costs, such as duties and international container rates rise it could result in increases in our cost of sales due to additional transportation charges and fees. Additionally, there are a limited number of delivery companies capable of efficiently transporting our products from our suppliers. Consolidation within this industry could result in increased transportation costs. A reduction in the availability of qualified drivers and an increase in driver regulations could continue to increase our costs. Transportation costs, both international and domestic, may increase due to the global supply chain disruptions as a result of strong demand for inventory, which have been and may continue to be impacted by any changes in COVID-19 conditions. We may be unable to increase the price of our products to offset increased transportation charges, which could cause our operating results to deteriorate.

Damage, destruction or disruption of our distribution centers could significantly impact our operations and impede our ability to distribute certain of our products.

We have two distribution centers which house products for the direct shipment of flooring to our stores. If either of our distribution centers or our inventory held in those locations were damaged or destroyed by fire, wood infestation or other causes, our distribution processes would be disrupted, which could cause significant delays in delivery. This could impede our ability to stock our stores and deliver products to our customers, and cause our net sales and operating results to deteriorate.

Our representative office in China may present increased legal and operational risks.

We have a representative office in Shanghai, China to facilitate our product sourcing in Asia. We have limited experience with the legal and regulatory environments and market practices outside of the United States. We may incur increased costs in complying with applicable Chinese laws and regulations as they pertain to our products, operations and related activities. Further, if we fail to comply with applicable laws and regulations, we could be subject to, among other things, litigation and government and agency investigations.

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

We believe that our success has depended and continues to depend on the efforts and capabilities of our employees. The loss of the services of employees if we are unable to provide competitive compensation and benefits, an engaging work experience for an inclusive, diverse team and culture or due to any negative market or industry perception, our stock price, and/or litigation may prevent us from achieving operational goals and harm our reputation.

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

We are, or may become, involved in legal proceedings, government and agency investigations, and consumer, employment, tort, and other litigation (see discussion of Legal Proceedings in Item 8. Note 10 to the consolidated financial statements). While we have accrued for material liabilities in connection with certain of these proceedings, we cannot predict with certainty the ultimate outcomes. The outcome of some of these legal proceedings could require us to take actions which could be costly to implement or otherwise negatively affect our operations or could require us to pay substantial amounts of money that could have a material adverse effect on our liquidity, financial condition and results of operations and could affect our ability to obtain capital or access our revolving loan and continue as a going concern. Additionally, defending against lawsuits and legal proceedings involves significant expense and diversion of management’s attention and resources.

Our overall compliance program, including the Lacey Compliance Plan, is complex and costly to maintain. A failure to manage these programs could adversely affect our ability to conduct business, result in significant fines and other penalties, damage our brand and reputation, and, consequently, negatively impact our financial position and results of operations.

As disclosed in October 2015, we reached a settlement with the United States Department of Justice (“DOJ”) regarding our compliance with the Lacey Act. In connection with that settlement, we agreed to implement the Lacey Compliance Plan, and we were subject to a probation period of five years. Our implementation of the Lacey Compliance Plan, together with requirements resulting from other settlement agreements we have entered into over the past few years (including the Deferred Prosecution Agreement (the “DPA”) with the United States Attorney’s Office for the Eastern District of Virginia (the “U.S. Attorney”) and the DOJ entered into on March 12, 2019), was costly. In the event we breach the DPA, there is a risk the U.S. Attorney and the DOJ would seek to impose remedies provided for in the DPA, including criminal prosecution. Further, the failure to properly manage our overall compliance program and fully comply with the obligations imposed upon us by these various settlement agreements or implement any of the compliance requirements arising from these obligations could adversely affect our ability to conduct business, result in significant fines and other penalties, damage our brand and reputation and negatively impact our financial position and results of operations.

Our insurance coverage and self-insurance reserves may not cover existing or future claims.

With the large number of recent cases and government investigations, we may be required to defend ourselves and our officers, directors and former employees and we may be subject to financial harm in the event such cases or investigations are adversely determined and insurance coverage will not, or is not sufficient to, cover any related losses. We maintain various insurance policies, including directors and officers insurance, as well as the following:

●	We are self-insured on certain health insurance plans and workers’ compensation coverage and are responsible for losses up to a certain limit for these respective plans.
●	We continue to be responsible for losses up to a certain limit for general liability and property damage insurance.
●	Our professional liability and cyber security insurance policies contain limitations on the amount and scope of coverage.

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

We are subject to a wide range of general and industry-specific laws and regulations imposed by federal, provincial, state and local authorities in the countries in which we operate, including those related to tariffs, customs, foreign operations (such as the Foreign Corrupt Practices Act), truth-in-advertising, consumer protection, privacy, zoning and occupancy matters as well as the operation of retail stores and warehouse, production and distribution facilities and provision of installation services. In addition, various federal, provincial and state laws govern our relationship with and other matters pertaining to our employees, including wage and hour-related laws. If we fail to comply with these laws and regulations, we could be subject to legal risk, our operations could be impacted negatively and our reputation could be damaged. Likewise, if such laws and regulations should change, our costs of compliance may increase, thereby impacting our results and our profitability.

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

We rely on a select group of international suppliers to provide us with imported flooring products that meet our specifications. In 2020, our imported product was sourced from Asia, Europe, Australia and South America. As a result, we are subject to risks associated with obtaining products from abroad, including:

●	the imposition of duties (including antidumping and countervailing duties), tariffs, taxes and/or other charges on exports or imports;
●	the impact of a pandemic, including COVID-19;
●	political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries where our products originate;
●	currency exchange fluctuations;
●	the imposition of new laws and regulations, including those relating to environmental matters and climate change issues, labor conditions, quality and safety standards, trade restrictions, and restrictions on funds transfers;
●	disruptions or delays in production, shipments, delivery or processing through ports of entry; and
●	differences in product standards, acceptable business practices and legal environments of the country of origin.

By the end of 2020, approximately 34% of our product was sourced from China down from 46% a year ago. Included in merchandise inventories are tariff related costs, including Section 301 tariffs on certain products imported from China in recent years. A subset of these imports for certain click vinyl and other engineered products (the “Subset Products”) received an exemption that was made retroactive to the initial levying of the Section 301 Tariffs. However, as of August 7, 2020, the exclusions on subset products expired and certain flooring products imported from China are again subject to a 25% Section 301 tariff. Potential costs and any attendant impact on pricing arising from these tariffs could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

While our suppliers agree to operate in compliance with applicable laws and regulations, we do not control our suppliers. Accordingly, despite our continued investment in compliance and quality control, we cannot guarantee that they comply with such laws and regulations or operate in a legal, ethical and responsible manner. While we monitor our suppliers’ adherence to our compliance and quality standards, there is no guarantee that we will be able to identify non-compliance. Moreover, the failure of our suppliers to adhere to applicable legal requirements and the quality standards that we set for our products could lead to government investigations, litigation, write-offs and recalls, any of which could damage our reputation and our brands, increase our costs, and otherwise hurt our business. Additionally, our ability to travel and monitor suppliers due to the COVID-19 could cause delays in bringing product to market.

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

Risks Relating to Our Competitive Positioning

Ineffectiveness of our advertising strategy or negative perceptions of our brand could result in reduced customer traffic, thereby impacting net sales and profitability.

We believe that our growth thus far was achieved in part through our successful investment in local and national advertising. Historically, we have used extensive advertising to encourage customers to drive to our stores, which were, at times, located some distance from population centers in areas that have lower rents than traditional retail locations. Further, a significant portion of our advertising was directed at the DIY and DIFM customers. As our brand and marketing strategies continue to evolve, we have broadened the content of our advertising to increase the awareness of our great value, superior service and broad selection of high-quality, hard-surface flooring products. If there are negative perceptions about the evolution of our brand strategies, our advertisements fail to draw customers in the future, or if the cost of advertising or other marketing materials increases significantly, we could experience declines in our net sales and operating results.

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

We experienced significant revenue growth in the second half of 2020 as a result of consumer demand for home improvement. There remain a significant number of unknowns, including risks from renewed shut downs due to COVID-19 and consumer spending preferences once and if people become more mobile as the vaccines roll out.

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

We have relied on and expect to continue to rely on a bank credit agreement to fund our needs for working capital. During 2020, we entered into a First Amendment to our Credit Agreement to temporarily increase the maximum amounts available under the Revolving Credit Facility, and we may need to access additional sources of capital to satisfy our liquidity needs. Our access to the Revolving Credit Facility depends on our ability to meet the conditions for borrowing, including that all representations are true and correct at the time of the borrowing. Our failure to meet these requirements or obtain additional or alternative sources of capital could impact:

●	our ability to fund working capital, capital expenditures, store expansion and other general corporate purposes;
●	our ability to meet our liquidity needs, arising from, among other things, legal matters; and
●	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Risks Related to Our Information Technology

If our management information systems, including our digital platform or our call center, experience disruptions, it could disrupt our business and reduce our net sales.

We depend on our management information systems to integrate the activities of our stores, digital platform and call center, to process orders, to respond to customer inquiries, to manage inventory, to purchase merchandise and to sell and ship goods on a timely basis. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. We may incur significant expenses in order to repair any such operational problems. Any significant disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, which could result in delays in the delivery of products to our stores and customers or lost sales. For example, as we previously disclosed in August 2019, we experienced a malicious network security incident during that year that prevented access to several of our information technology systems and data within our networks. Based on the nature of the network security incident, the impact on our information technology systems and the results of the forensic IT analysis, we do not believe confidential customer, employee or company data was lost or disclosed. Moreover, our entire corporate network, including our telephone lines, is on an Internet-based network, which is vulnerable to certain risks and uncertainties, including changes in the required technology interfaces, digital platform downtime and other technical failures, security breaches and customer privacy concerns. Accordingly, if our network is disrupted or if we cannot successfully maintain our digital platform and call center in good working order, we may experience delayed communications within our operations and between our customers and ourselves, and may not be able to communicate at all via our network, including via telephones connected to our network.

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

Risks Relating to Our Common Stock

Our common stock price may be volatile and all or part of any investment in our common stock may be lost.

The market price of our common stock could fluctuate significantly based on various factors, including, but not limited to:

●	unfavorable market reactions to allegations regarding the safety of our products and the related litigation and/or government investigations resulting therefrom, as well as any payments, judgments or other losses in connection with such allegations and any resultant lawsuits and/or investigations;
●	trading activity of our current or future stockholders, including common stock transactions by our directors and executive officers;
●	trading activity by retail investors participating in online investing forums or chat rooms;
●	industry-related trends and growth prospects; and
●	our concentration in the cyclical home furnishings industry.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of February 23, 2021, we operated 410 stores located in 47 states, with one new store opening and one closing since December 31, 2020. The table below sets forth the locations (alphabetically by state) of our 410 stores in operation as of February 23, 2021.

State	Stores	State	Stores	State	Stores	State	Stores
Alabama	6	Iowa	3	Nebraska	2	Rhode Island	1
Arizona	6	Kansas	3	Nevada	3	South Carolina	10
Arkansas	3	Kentucky	5	New Hampshire	5	South Dakota	1
California	42	Louisiana	6	New Jersey	14	Tennessee	7
Colorado	10	Maine	3	New Mexico	1	Texas	29
Connecticut	7	Maryland	9	New York	20	Utah	3
Delaware	4	Massachusetts	9	North Carolina	16	Vermont	1
Florida	31	Michigan	12	North Dakota	1	Virginia	16
Georgia	11	Minnesota	7	Ohio	15	Washington	9
Idaho	2	Mississippi	3	Oklahoma	3	West Virginia	4
Illinois	15	Missouri	7	Oregon	9	Wisconsin	6
Indiana	9	Montana	1	Pennsylvania	20

We lease all of our stores as well as our corporate headquarters, which is located in Richmond, Virginia. The corporate headquarters location is approximately 53,000 square feet. We currently lease space near the headquarters location as a satellite office for various administrative functions.

In addition, we own a one million square foot distribution center on approximately 100 acres of land in Henrico County, Virginia, near Richmond. We lease a 504,016 square foot facility in Pomona, California, which, along with our facility in Virginia, serve as our primary distribution facilities.

Item 3. Legal Proceedings.

Information with respect to this item may be found in Note 10, “Commitments and Contingencies”, to the consolidated financial statements in Item 8 of Part II, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “LL.” We are authorized to issue up to 35,000,000 shares of common stock, par value $0.001. Total shares of common stock outstanding at February 23, 2021 were 28,910,579 and we had six stockholders of record.

Issuer Purchases of Equity Securities

The following table presents our share repurchase activity for the quarter ended December 31, 2020 (dollars in thousands, except per share amounts):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[1]	Per Share[1]	Programs[2]	Programs[2]
October 1, 2020 to October 31, 2020	—	—	—	—
November 1, 2020 to November 30, 2020	—	—	—	—
December 1, 2020 to December 31, 2020	—	—	—	—
Total	—	—	—	—

1      We repurchased 5,653 shares of our common stock, at an average price of $26.50, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended December 31, 2020.

Dividend Policy

We have never paid any dividends on our common stock and do not expect to pay them in the near future.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

Performance Graph

The following graph compares the performance of our common stock during the period beginning December 31, 2015 through December 31, 2020, to that of the total return index for the NYSE Composite and a Custom Peer Group whose members are listed below assuming an investment of $100 on December 31, 2015. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020

Lumber Liquidators Holdings, Inc.	100.00	90.67	180.82	54.84	56.28	177.08

NYSE Composite	100.00	112.08	133.26	121.54	152.83	163.51

Peer Group[1]	100.00	101.58	143.71	135.61	181.31	233.10

1      The Peer Group consists of industry competitors and other retailers of a similar size to the Company. They include: The Home Depot, Inc., Lowe’s Companies, Inc., Floor & Décor Holdings, Inc., Tile Shop Holdings, Inc., The Sherwin-Williams Company, Pier 1 Imports, Inc., Vitamin Shoppe, Inc., Hibbett Sports, Inc. and Haverty Furniture Companies, Inc. Pier 1 Imports, Inc. was de-listed by the Securities and Exchange Commission in March 2020, and is therefore only included within the peer group data above through December 31, 2019.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Lumber Liquidators (“LL Flooring” or “Company”) is one of North America’s leading specialty retailers of hard-surface flooring, with 410 stores as of December 31, 2020. We seek to offer the best customer experience online and in stores, with more than 400 varieties of hard-surface floors featuring a range of quality styles and on-trend designs. Our online tools also help empower customers to find the right solution for the space they’ve envisioned. Our extensive selection includes water-resistant vinyl plank, solid and engineered hardwood, laminate, bamboo, porcelain tile, and cork, with a wide range of flooring enhancements and accessories to complement. Our stores are staffed with flooring experts who provide advice, pro partnership services and installation options for all of LL Flooring’s products, the majority of which is in stock and ready for delivery. We offer delivery and in-home installation services through third-party independent contractors for customers who purchase our floors.

Our vision is to be the customer’s first choice in hard-surface flooring by providing the best experience, from start to finish. We offer a wide selection of high-quality, stocked products and the accessible flooring expertise and service of a local store, with the scale, omni-channel convenience and value of a national chain. We plan to leverage this advantage to differentiate ourselves in the highly fragmented flooring market. We launched our new digital platform, LLFlooring.com, in December 2020. This mobile-friendly site features inspirational content, highlights our digital tools like Picture It! and Floor Finder and promotes our services such as installation, free flooring samples and delivery.

To supplement the financial measures prepared in accordance with GAAP, we use the following non-GAAP financial measures: (i) Adjusted Gross Profit; (ii) Adjusted Gross Margin; (iii) Adjusted SG&A; (iv) Adjusted SG&A as a percentage of sales; (v) Adjusted Operating Income; (vi) Adjusted Operating Margin; (vii) Adjusted Earnings and (viii) Adjusted Earnings per Diluted Share. The non-GAAP financial measures should be viewed in addition to, and not in lieu of, financial measures calculated in accordance with GAAP. These supplemental measures may vary from, and may not be comparable to, similarly titled measures by other companies.

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

Executive Summary

Fiscal 2020 was a dynamic and challenging year due to the uncertainties around the COVID-19 pandemic. Despite COVID-19, we were able to progress on our transformation plan to elevate the experience for all of our customers which positioned us to take advantage of a robust home improvement spending environment in the second half of the year. Our transformation plan includes the four strategic pillars of people and culture, improving the customer experience, driving traffic and transactions in our stores and online, and improving profitability.

Highlights for the year ended December 31, 2020 were as follows:

●	Net sales increased $5.1 million, or 0.5%, to $1,098 million in 2020 from $1,093 million in 2019, which includes a $10 million increase in non-comparable store net sales partially offset by a decrease of $5.3 million, or 0.5%, in comparable store net sales. Following a 20% decrease in net sales in the second quarter due to the impact of COVID-19, the Company recovered to deliver a strong second-half performance. For the full year, net merchandise sales increased 2% while net services sales (install and freight) decreased 10% over the prior year. The Company closed nine net stores in 2020, and as of December 31, 2020, operated 410 stores.

●	Gross profit of $428 million in 2020 increased $24 million from 2019 and, as a percent of sales, gross margin in 2020 increased to 39.0% from 36.9% in 2019. Both 2020 and 2019 were impacted by the net of anti-dumping and countervailing duty rate changes. Additionally, 2020 included costs related to Canadian and US store closures. When excluding items in the table that follows in Results of Operations, Adjusted Gross Profit (a non-GAAP measure) of $426 million in 2020 increased $22 million versus 2019 and Adjusted Gross Margin (a non-GAAP measure) in 2020 increased to 38.8% from 37.0% in 2019. This 180-basis point improvement in adjusted gross margin was due primarily to merchandising sourcing and cost-out efforts, and selective retail price increases.

●	Selling, general and administrative (“SG&A”) expenses of $371 million in 2020 decreased $16 million from 2019, and as a percentage of net sales, SG&A decreased to 33.8% in 2020, compared to 35.4% in 2019. When excluding items in the table that follows in Results of Operations, Adjusted SG&A (a non-GAAP measure) of $363 million in 2020 decreased $17 million from 2019 and, as a percentage of net sales (a non-GAAP measure), was 33.0% in 2020, a decrease of 170 basis points from 34.7% in 2019. The decrease in adjusted SG&A was primarily due to lower advertising expense as the Company reduced its promotional cadence in response to COVID-19 and then optimized its marketing efforts, pivoting towards more efficient digital channels, as well as $2.5 million from the final settlement in 2020 of the business interruption insurance claim related to the August 2019 network security incident and lower travel and entertainment expense. These savings were partially offset by higher bonus and commission reflecting the Company’s strong financial performance, and higher benefits expense.

●	Operating income was $56 million in 2020, compared to operating income of $17 million in 2019. When excluding items in the table that follows in Results of Operations, Adjusted Operating Income (a non-GAAP measure) was $64 million and Adjusted Operating Margin (a non-GAAP measure) was 5.8% in 2020, compared to $25 million, or 2.3%, in 2019. The primary driver of the increase was the Company’s execution on its profitability initiatives, which increased adjusted gross margin and reduced advertising expense.

●	The Company had other expense of $2.6 million and $3.8 million for the years ended December 31, 2020 and 2019, respectively. The expense in both years primarily reflected interest on borrowings on our Credit Agreement. The expense in 2020 was partially offset by a favorable adjustment of $1.1 million for the reversal of interest expense associated with anti-dumping and countervailing duty rate changes.

●	Income tax benefit was $7.8 million in 2020 compared to income tax expense of $3.3 million in 2019. 2020 included the partial release of $20 million of valuation allowance on deferred tax assets.

●	Net income was $61 million, or $2.10 per diluted share, in 2020 compared to net income of $9.7 million, or $0.34 per diluted share, in 2019.

●	Earnings per diluted share was $2.10 for 2020 versus $0.34 in 2019. 2020 Adjusted Earnings Per Diluted Share (a non-GAAP measure) increased $1.74 to $2.28 compared to $0.54 for 2019.

Other Items

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization announced that infections of COVID-19 had become a pandemic and the U.S. President announced a National Emergency relating to the COVID-19 pandemic. Starting as of the week of March 22, 2020 the Company closed as many as 56 stores for a period of time while all other stores operated under reduced hours and/or warehouse only conditions, offering curbside pickup and job site delivery for our Pro and DIY customers. During the third and fourth quarters of 2020 the Company’s stores remained open except for temporary closures necessitated by local market conditions. Net sales for the first half of 2020 were substantially impacted in a negative way by COVID-19 due to the store closures and general uncertainty. The progress on the Company’s transformation plan and a healthy consumer demand for home improvement projects during the second half of 2020 mostly offset the impact of COVID-19 on the first half of 2020.

Section 301 Tariffs

The Company’s financial statements have been impacted by Section 301 tariffs on certain products imported from China in recent years. A subset of these imports for certain click vinyl and other engineered products (the “Subset Products”) received an exemption that was made retroactive to the beginning of the Section 301 Tariffs for a period of time. The Company has deployed strategies to mitigate tariffs and improve gross margin, including alternative country sourcing, partnering with current vendors to lower costs and introduce new products, and adjusting its pricing. The following chart provides a timeline and tariff levels for the key events related to Section 301 Tariffs.

		Section 301 tariff		Corresponding approximate
Event	Timing	level on imports	Tariff level on	percentage of Company's
		from China	Subset Products	merchandise subject to tariff
Imposition of Tariffs	September 2018	10%	10% then 0%[1]	48%
Increase in Tariffs	June 2019	25%	25% then 0%[1]	44%
Retroactive Exemption on Subset Products[1]	November 2019	25%	0%	10%
Exemption Not Renewed and Tariffs Re-imposed on Subset Products	August 2020	25%	25%	32%
	December 31, 2020	25%	25%	34%

1	On November 7, 2019, the U.S. Trade Representative granted a retroactive exclusion to September 2018 on Subset Products as defined in the Section 301 Tariffs section above bringing the rate to 0%.

The Company recorded a benefit of approximately $13 million of gross profit and $11 million of operating income in the fourth quarter of 2019 as a result of the retroactive exclusion of these tariffs, which did not repeat in the fourth quarter of 2020.

During the fourth quarter of 2020, the August reinstatement of tariffs began to flow through the income statement as these products were sold. This impact was partially offset by the Company’s mitigation strategies.

The future impact of the reinstatement of tariffs is dependent on several factors including: 1) ongoing Company mitigation efforts for which the outcome is uncertain, 2) inventory turnover rates which were affected by COVID-19 in 2020, and 3) behavior of consumers and competitors as prices for products adjust based on supply/demand and as consumer preferences shift among product categories impacting both product sourcing and inventory turnover. It is still too early to predict the outcome of such measures adopted by the Company.

Canadian and US Store Closure Costs

During the third quarter of 2020, the Company conducted a comprehensive review of its real estate portfolio. Following the conclusion of this review, the Company made the decision to close its Canadian operations, including all eight stores in Canada, and six underperforming US locations by the end of 2020. The Company will continue to monitor store performance on an ongoing basis. The Company incurred expense of $3.8 million to close these stores in the second half of 2020. All 14 stores were closed by year end although certain clean-up activities will not be fully completed until early in 2021.

Network Security Incident

In August 2019, the Company experienced a network security incident caused by malware that prevented access to several of the Company’s information technology systems and data. Stores remained open and operating throughout the incident, but the Company utilized manual back-up processes for approximately six days. The Company estimated the disruption caused by the event negatively impacted total revenue for the third quarter of 2019 in the range of approximately $6 million to $8 million with an attendant reduction in gross margin. The Company maintains cybersecurity and other insurance coverage and received an initial recovery from insurance in excess of $2 million in 2019. As of December 31, 2019, the Company recorded approximately $0.8 million as a receivable related to further anticipated insurance recovery. The receivable did not include any potential business interruption recovery or voluntary gains. It was recorded in “Other Current Assets” on the Consolidated Balance Sheet as of December 31, 2019 and was collected during 2020. In 2020 the Company recorded $2.5 million from the final settlement of the business interruption insurance claim in SG&A during the third quarter of 2020.

Working Capital and Liquidity

As of December 31, 2020, the Company had liquidity of $214 million, consisting of excess availability under its Credit Agreement of $44 million, and cash and cash equivalents of $170 million. This represents an increase in liquidity of $103 million from December 31, 2019. As of December 31, 2019, the Company had $111 million in liquidity, comprised of $9 million of cash and $102 million in availability under the Credit Agreement. In addition, the Company’s debt balance as of December 31, 2020 was $101 million, unchanged since amending the Credit Agreement on April 17, 2020, and up $19 million from December 31, 2019. The increase in liquidity at December 31, 2020 from the year earlier was driven by improved operating performance along with disciplined working capital management. The working capital benefit included a 15% reduction in inventory due to strong sales and supply chain disruptions, collection of tariff receivables, growth in customer deposits, and higher accounts payable. The accounts payable balance was higher at the end of 2020 due to the increased in-transit inventory and extended payment terms with vendors and other service providers. In 2021, we expect inventory to return to the $270-$290 million range and other working capital accounts like customer deposits to return to more traditional levels. We also expect to maintain cash balances higher than we have historically carried until the uncertainty surrounding COVID-19 eases.

Results of Operations

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Increase (Decrease)
	% of Net Sales		in Dollar Amounts
	Year Ended December 31,		2020
	2020	2019	vs. 2019
Net Sales
Net Merchandise Sales	88.8%	87.5%	2.0%
Net Services Sales	11.2%	12.5%	(10.0)%
Total Net Sales	100.0%	100.0%	0.5%
Gross Profit	39.0%	36.9%	6.0%
Selling, General, and Administrative Expenses	33.8%	35.4%	(4.0)%
Operating Income	5.1%	1.5%	236.7%
Other Expense	0.2%	0.3%	(29.8)%
Income Before Income Taxes	4.9%	1.2%	314.1%
Income Tax Expense	(0.7)%	0.3%	NM
Net Income	5.6%	0.9%	535.7%
SELECTED SALES DATA
Average Sale[1]	$1,343	$1,379	(2.6)%
Average Retail Price per Unit Sold Increase [2]	0.3%	0.2%
Comparable Store Sales Decrease[3]	(0.5)%	(1.0)%
Customers Invoiced Increase (Decrease)[4]	2.1%	(2.8)%

Number of Stores Open, end of period	410	419
Number of Stores Opened (Closed) in Period, net	(9)	11
Number of Stores Relocated in Period[5]	1	3

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

5      A relocated store remains a comparable store as long as it is relocated within the primary trade area.

A detailed discussion of the 2020 year-over-year changes can be found below and should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this report. A detailed discussion of the 2019 year-over-year changes can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K filed on February 25, 2020.

Net Sales

Net sales increased $5.1 million, or 0.5%, to $1,098 million in 2020 from $1,093 million in 2019, which includes a $10.4 million increase in non-comparable store net sales partially offset by a decrease of $5.3 million, or 0.5%, in comparable store net sales. Following a 20% decrease in net sales in the second quarter due to the impact of COVID-19, the Company recovered to deliver a strong second-half performance. For the full year, comparable store sales slightly declined due to a decrease in average ticket of 2.6% driven by the lower attachment of installation mostly offset by a 2.1% increase in customers invoiced. Net merchandise sales increased 2%. By major category, manufactured products grew from 41% of sales in 2019 to 46% of sales in 2020, partially offset by a decline in solid and engineered hardwood products. The vinyl sub-category within manufactured products continues to drive growth due to its outstanding aesthetics, high resilience, and water-resistant characteristics. Net services sales (install and freight) decreased 10% over the prior year as the second quarter was impacted by customers’ willingness to have contractors enter their home. The Company closed nine net stores in 2020, and as of December 31, 2020, operated 410 stores.

Gross Profit

Gross profit of $428 million in 2020 increased $24 million from 2019 and, as a percent of sales, gross margin in 2020 increased to 39.0% from 36.9% in 2019. Both years were impacted by the net of anti-dumping and countervailing duty rate changes, with a favorable adjustment of $2.2 million in 2020 and an unfavorable adjustment of $1.1 million in 2019. Additionally, 2020 included costs related to Canadian and US store closures and 2019 included favorable classification adjustments related to Harmonized Tariff Schedule (“HTS”) duty categorization. When excluding those items in the table that follows, Adjusted Gross Profit (a non-GAAP measure) of $426 million in 2020 increased $22 million versus 2019 and Adjusted Gross Margin (a non-GAAP measure) in 2020 increased to 38.8% from 37.0% in 2019. This 180-basis point improvement in adjusted gross margin was due primarily to merchandising sourcing and cost-out efforts and, to a lesser extent, selective retail price increases. The growth of higher-margin manufactured products as a percent of sales from 2019 to 2020 also favorably impacted adjusted gross margin.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Year Ended December 31,
	2020		2019
	$	% of Sales	$	% of Sales

	(dollars in thousands) [1]
Gross Profit/Margin, as reported (GAAP)	$427,712	39.0%	$403,686	36.9%

Antidumping Adjustments [2]	(2,208)	(0.2)%	1,143	0.1%
HTS Classification Adjustments [3]	—	—%	(779)	—%
Store Closure Costs [4]	822	—%	—	—%
Sub-Total Items above	(1,386)	(0.2)%	364	0.1%

Adjusted Gross Profit/Margin (non-GAAP measures)	$426,326	38.8%	$404,050	37.0%
1	Amounts may not sum due to rounding.
2	Represents countervailing and antidumping expense associated with applicable prior-year shipments of engineered hardwood from China.
3	Represents classification adjustments related to the HTS duty categorization in prior periods during the full year ended December 31, 2019.
4	Represents the inventory write-offs related to the Canadian and U.S. store closures described more fully in Item 8. Note 11 to the consolidated financial statements.

Selling, General and Administrative Expenses

SG&A expenses of $371 million in 2020 decreased $16 million from 2019, and as a percentage of net sales, SG&A decreased to 33.8% in 2020, compared to 35.4% in 2019. When excluding items in the table that follows, Adjusted SG&A (a non-GAAP measure) of $363 million in 2020 decreased $17 million from 2019 and, as a percentage of net sales (a non-GAAP measure), was 33.0% in 2020, a decrease of 170 basis points from 34.7% in 2019. The decrease in adjusted SG&A was primarily due to lower advertising expense of $13 million as the Company reduced its promotional cadence in response to COVID-19 and then optimized its marketing efforts, pivoting toward more efficient digital channels, as well as $2.5 million from the final settlement of the business interruption insurance claim related to the August 2019 network security incident and lower travel and entertainment expense. These savings were partially offset by higher bonus and commission reflecting the Company’s strong financial performance, and higher benefits expense.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Year Ended December 31,
	2020		2019
	$	% of Sales	$	% of Sales

	(dollars in thousands) [5]
SG&A, as reported (GAAP)	$371,430	33.8%	$386,970	35.4%

Accrual for Legal Matters and Settlements [6]	1,500	0.2%	3,475	0.3%
Legal and Professional Fees [7]	4,220	0.4%	4,169	0.4%
Store Closure Costs [8]	2,962	0.3%	—	—%
Sub-Total Items above	8,682	0.9%	7,644	0.7%

Adjusted SG&A (a non-GAAP measure)	$362,748	33.0%	$379,326	34.7%
5	Amounts may not sum due to rounding.
6	This amount represents expense of $2 million related to the Gold matter in the third quarter of 2020 partially offset by a $0.5 million insurance recovery in the second quarter of 2020 of legal fees related to certain significant legal action. 2019 reflects a $4.75 million expense for the Kramer employment case and $0.3 million for certain Related Laminate Matters partially offset by a $1.1 million insurance recovery of legal fees related to certain significant legal action. These matters are described more fully in Item 8. Note 10 to the consolidated financial statements.
7	Represents charges to earnings related to our defense of certain significant legal actions during the period. This does not include all legal costs incurred by the Company.
8	Represents the inventory write-offs related to Canadian and U.S. store closures described more fully in Item 8. Note 11 to the consolidated financial statements.

Operating Income and Operating Margin

Operating income was $56 million in 2020, compared to operating income of $17 million in 2019. When excluding items in the table that follows, Adjusted Operating Income (a non-GAAP measure) was $64 million and Adjusted Operating Margin (a non-GAAP measure) was 5.8% in 2020, compared to $25 million, or 2.3%, in 2019. The primary driver of the increase was the Company’s execution on its transformation plan, which increased adjusted gross margin and reduced advertising expense.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Year Ended December 31,
	2020		2019
	$	% of Sales	$	% of Sales

	(in thousands) [1]
Operating Income, as reported (GAAP)	$56,282	5.1%	$16,716	1.5%

Gross Margin Items:
Antidumping Adjustments [2]	(2,208)	(0.2)%	1,143	0.1%
HTS Classification Adjustments [3]	—	—%	(779)	—%
Store Closure Costs [4]	822	—%	—	—%
Gross Margin Subtotal	(1,386)	(0.2)%	364	0.1%

SG&A Items:
Accrual for Legal Matters and Settlements [6]	1,500	0.2%	3,475	0.3%
Legal and Professional Fees [7]	4,220	0.4%	4,169	0.4%
Store Closure Costs [8]	2,962	0.3%	—	—%
SG&A Subtotal	8,682	0.9%	7,644	0.7%

Adjusted Operating Income/Margin (a non-GAAP measure)	$63,578	5.8%	$24,724	2.3%

1,2,3,4,5,6,7,8  See the Gross Profit and SG&A sections above for more detailed explanations of these individual items.

Other Expense

The Company had other expense of $2.6 million and $3.8 million for the years ended December 31, 2020 and 2019, respectively. The expense in both years primarily reflected interest on borrowings on our Credit Agreement. The expense in 2020 was partially offset by a favorable adjustment of $1.1 million for the reversal of interest expense associated with anti-dumping and countervailing duty rate changes.

Provision for Income Taxes

We record tax expense each period for income taxes incurred for US federal tax, in certain states, and in foreign jurisdictions resulting in an effective tax rate of (14.5)% and 25.4% for the years ended December 31, 2020 and 2019, respectively, as 2020 included the partial release of $20 million of valuation allowance on deferred tax assets.

As of December 31, 2019, the Company had a full valuation allowance of $27 million recorded against its net deferred assets as the Company was in a consolidated cumulative three-year loss position, and the Company was not relying upon projections of future taxable income in assessing their recoverability.  The Company assesses the available evidence on a quarterly basis to determine if, based on the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  The Company was no longer in a consolidated cumulative three-year loss position at December 31, 2020.  Based on the Company’s evaluation at a jurisdictional level as of December 31, 2020, the Company released valuation allowances of $20 million in the fourth quarter of 2020 in jurisdictions where the Company believes sufficient future taxable income, including consideration of future performance, market or economic conditions, will be generated to use existing deferred tax assets.  This release of the valuation allowance resulted in noncash income tax benefit in the fourth quarter of 2020 of $20 million. At December 31, 2020 the Company’s remaining valuation allowance was $5.6 million including the release of the valuation allowance and a $1.7 million adjustment to valuation allowances associated with deferred taxes for foreign operations. The amount of the deferred tax assets considered realizable could be adjusted in future periods if evidence warrants such a change.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company amended its 2018 tax return with respect to CARES Act items and carried the 2018 NOL back to 2013 resulting in a cash tax refund of $5 million, received in the third quarter 2020.

We file income tax returns with the United States federal government and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. During 2017, the Internal Revenue Service completed audits of our income tax returns through 2016.

Diluted Earnings per Share

Net income was $61 million, or $2.10 per diluted share, in 2020 compared to net income of $9.7 million, or $0.34 per diluted share, in 2019. 2020 Adjusted Earnings Per Diluted Share (a non-GAAP measure) increased $1.74 to $2.28 compared to $0.54 for 2019. Net income in 2020 benefited from the noncash income tax benefit of $20 million from the partial release of the valuation allowance.

We believe that each of the items below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Year Ended December 31,
	2020	2019

	(in thousands)
Net Income, as reported (GAAP)	$61,427	$9,663
Net Income per Diluted Share (GAAP)	$2.10	$0.34

Gross Margin Items:
Antidumping Adjustments [2]	(1,632)	845
HTS Classification Adjustments [3]	—	(576)
Store Closure Costs [4]	607	—
Gross Margin Subtotal	(1,025)	269

SG&A Items:
Accrual for Legal Matters and Settlements [5]	1,109	2,568
Legal and Professional Fees [6]	3,119	3,081
Store Closure Costs [7]	2,189	—
SG&A Subtotal	6,417	5,649

Adjusted Earnings	$66,819	$15,581
Adjusted Earnings per Diluted Share (a non-GAAP measure)	$2.28	$0.54

1,2,3,4,5,6,7,8  See the Gross Profit and SG&A sections above for more detailed explanations of these individual items.

These items have been tax affected at the Company’s federal incremental rate of 26.1%.

Liquidity and Capital Resources

Throughout 2020, we have sustained focus on maximizing liquidity as a result of the impacts of COVID-19.

We took the following actions during the year to provide financial flexibility including:

-	Negotiating new terms with merchandise vendors, landlords and other service providers to allow for longer payment terms and/or reductions in fees

-	Renegotiating our Credit Agreement (See Item 8. Note 4 to the consolidated financial statements)
-	Replacing our largest annual sale event with alternative promotions
-	Eliminating spending on certain capital and operating activities including the opening of new stores
-	Taking advantage of opportunities in Federal, State, and Local regulatory changes (e.g., the CARES Act)

Our focus on liquidity remains. COVID-19 continues to create a great deal of uncertainty and there are related risks from renewed shut downs and consumer spending preferences once, and if, people become more mobile during 2021 as vaccines are distributed and administered. Throughout 2020 we continued to manage the uncertainty by retaining cash we have generated through ongoing operations. We have chosen to maintain a high cash balance, with cash and cash equivalents of $170 million as of December 31, 2020 and the same $101 million of borrowings that we had on April 17, 2020, as we entered into the temporary expansion of our Credit Agreement.

Our principal sources of liquidity at December 31, 2020 were cash from our ongoing operations, $170 million of cash and cash equivalents on our balance sheet and $44 million of availability under our Revolving Loan. As of December 31, 2020, the outstanding balance of the revolving loan was $76 million, and it carried an average interest rate of 3.75%. As of December 31, 2020, the outstanding balance of the first-in-last-out term loan was $25 million and it carried an interest rate of 5.125%.

During 2020, we received $23 million in cash payments from United States Customs relating to the November 2019 tariff exclusion. The remaining receivable of $4.1 million is expected to be received during 2021. Similar to 2019, 2020 was impacted by cash payments related to legal settlements. During the fourth quarter of 2020 we funded the remaining $13 million of the cash portion of the settlement of the Gold Litigation as discussed in Item 8. Note 10 to the consolidated financial statements. Additionally, $4.75 million was paid in April 2020 for the Kramer settlement.

The DOJ and SEC settlements, discussed in Item 8. Note 10 to the consolidated financial statements, totaled $33 million and were paid in the second quarter of 2019 along with other, smaller settlements. Additionally, we funded $1 million of the cash portion of the settlement of the Gold Litigation in the fourth quarter of 2019.

We plan to increase our inventories to between $270 and $290 million and we expect our customer deposits to return to more traditional levels.  We also plan to increase our capital expenditure investments to support our growth initiatives as well as the opening of 12 to 15 new stores in 2021.  We currently expect capital expenditure investments of up to $24 million to $28 million, if our business results support the broad scale rebranding of our store fleet, the opening of 12 to 15 new stores and investments in digital.

Our focus and discipline over the past year has allowed us to build a strong liquidity position to navigate the COVID-19 environment, and our business is generating solid cash flow. We believe that cash and cash equivalents balance and cash flows from operations, together with the liquidity under our Credit Agreement will be sufficient to meet our obligations, fund our settlements, operations, and anticipated capital expenditures for the next 12 months. We prepare our forecasted cash flow and liquidity estimates based on assumptions that we believe to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Merchandise Inventories

Merchandise inventory is our most significant asset and is considered either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation on December 31 were as follows:

	As of	As of
	December 31, 2020	December 31, 2019

	(in thousands)
Inventory – Available for Sale	$205,664	$254,812
Inventory – Inbound In-Transit	38,745	31,557
Total Merchandise Inventories	$244,409	$286,369

Available Inventory Per Store	$502	$608

Available inventory per store at December 31, 2020 was lower than available inventory per store at December 31, 2019. The 15% reduction in total inventory from last year was primarily driven by managing our inventory purchases as a direct result of COVID-19, followed by supply chain disruptions on replenishment and strong second half sales that kept inventory below our targeted level for year end. Our teams are working diligently to receive new inventory in the face of supply chain disruption and we are working toward rebuilding inventory to a more normal range of $270 to $290 million in 2021.

Cash Flows

The following table summarizes our cash flow activities for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Net Cash provided by (used in):
Operating Activities	$157,046	$329	$(42,986)
Investing Activities	(14,862)	(19,484)	(13,461)
Financing Activities	18,778	15,881	49,205
Effect of Exchange Rates	(14)	702	(1,131)
Total	$160,948	$(2,572)	$(8,373)

Operating Activities. Net cash provided by operating activities was $157 million in 2020 and was primarily due to a an increase of $52 million in net income, a $39 million decrease in inventory, cash received from United States Customs for tariff receivables of $23 million, growth in customer deposits of $20 million and an increase in accounts payable of $9.9 million. These were somewhat offset by payments for legal matters and settlements of $18 million.

In 2019 net cash provided by operating activities was $0.3 million and was primarily due to a $15 million decrease in inventory, net of payables. Net income in 2019 of $9.7 million was also a factor for the net cash provided by operating activities. These were mostly offset by payments for legal matters and settlements of $35 million.

Investing Activities. Net cash used in investing activities was $15 million in 2020 and $19 million in 2019. 2020 included investments in our new digital platform, LLFlooring.com, six new stores, and maintenance to our existing stores. Investments in 2019 included our corporate headquarters move to Richmond, Virginia, and 11 new store openings.

Financing Activities. Net cash provided by financing activities was $19 million in 2020 and was primarily attributable to $19 million in net borrowings on the Credit Agreement. Net cash provided by financing activities was $16 million in 2019 and was primarily attributable to $17 million in net borrowings on the Credit Agreement.

Credit Agreement

Information with respect to this item may be found in Note 4, “Credit Agreement”, to the consolidated financial statements in Item 8 of Part II, which is incorporated herein by reference.

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

Valuation of Deferred Tax Assets

We account for income taxes and the related accounts in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in estimates in the valuation allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2019, the Company had a full valuation allowance of $27 million recorded against its net deferred assets as the Company was in a consolidated cumulative three-year loss position, and the Company was not relying upon projections of future taxable income in assessing their recoverability.  The Company assesses the available evidence on a quarterly basis to determine if, based on the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  The Company was no longer in a consolidated cumulative three-year loss position at December 31, 2020.  Based on the Company’s evaluation at a jurisdictional level as of December 31, 2020, the Company released valuation allowances of $20 million in the fourth quarter of 2020 in jurisdictions where the Company believes sufficient future taxable income, including consideration of future performance, market or economic conditions, will be generated to use existing deferred tax assets.  This release of the valuation allowance resulted in noncash income tax benefit of $20 million. The Company continues to maintain valuation allowances of approximately $5.6 million based on expected future taxable income supporting the realizability of a portion, but not all, of the deferred tax assets. The amount of the deferred tax assets considered realizable could be adjusted in future periods if evidence warrants such a change.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets, if any. Management considers estimates of the amount and character of future taxable income in assessing the likelihood of realization of deferred tax assets. Our actual effective tax rate and income tax expense could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, tax planning and the Company’s forecasted financial condition and results of operations in future periods. Although management believes current estimates are reasonable, actual results could differ from these estimates.

Recognition of Net Sales

We recognize net sales for products purchased at the time the customer takes possession of the merchandise. We recognize service revenue, which consists primarily of installation revenue and freight charges for in-home delivery, when the service has been rendered. We report sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities. Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical and current sales trends and experience. We believe that our estimate for sales returns is an accurate reflection of future returns. Any reasonably likely changes that may occur in the assumptions underlying our allowance estimates would not be expected to have a material impact on our financial condition or operating performance. Actual sales returns did not vary materially from estimated amounts for 2020, 2019 or 2018.

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

Vouchers for Legal Settlements

As discussed in Item 8. Note 10 to the consolidated financial statements, the administrator of the MDL settlement issued $14 million in store-credit vouchers on December 30, 2020 under the March 2018 MDL settlement agreement. In addition, based on the current court order, the administrator of the Gold Settlement is expected to issue those vouchers late in the second quarter of 2021.  As vouchers are redeemed, the transaction will not be a sale.  Rather the Company will relieve the liability for the full amount, relieve inventory at its cost, and the remaining amount -- the gross margin for the items sold -- will be recorded as a reduction in SGA expense. Most of the vouchers expire 3 years from date of issuance although vouchers issued to recipients in certain states have longer expiration including 7 states with no expiration date as stipulated in the legal settlement. The Company recorded no forfeiture estimate as of December 31, 2020 as there is not yet a history of voucher redemption upon which to record a forfeiture estimate.  The Company will monitor and evaluate the redemption of vouchers on a quarterly basis.  In order to reach an estimate, the Company will consider redemption velocity and patterns, remaining value – both on individual vouchers as well as collectively – of vouchers, and the passage of time.  The Company will also consider consumer behaviors across both the MDL and Gold Settlements. The Company’s current expectation is that recipients bargained for this compensation as part of the settlement and therefore will redeem their voucher for product as intended.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents and our Credit Agreement. We may invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. Borrowings under our Credit Agreement are exposed to interest rate risk due to the variable rate of the borrowings. As of December 31, 2020, we had $101 million outstanding under our Credit Agreement. If the interest rate had varied by 1% in either direction throughout 2020, interest expense would have fluctuated by $1 million.

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

We currently do not engage in any exchange rate hedging activity as the vast majority of our foreign purchases are denominated in United States dollars. However, in the future, in an effort to mitigate losses associated with these risks, we may at times engage in transactions involving various derivative instruments to hedge revenues, inventory purchases, assets and liabilities denominated in foreign currencies. If the exchange rate on December 31, 2020 had varied by 10% in either direction, net income from Canadian operations would have fluctuated nominally. As discussed in Item 8. Note 11 to the consolidated financial statements, we closed all our stores in Canada in December 2020.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lumber Liquidators Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lumber Liquidators Holdings, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and Financial Statement Schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Loss Contingencies
Description of the Matter

As discussed in Note 10 of the consolidated financial statements, the Company is involved in various lawsuits, claims, investigations, and proceedings for which it has not yet reached a settlement agreement or other resolution. The Company recognizes a liability when it is both probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and a loss or range of the loss can be estimated, they disclose such amounts. For certain matters, particularly where a settlement agreement has not yet been reached, judgment is required to determine the probability and estimate the loss or range of loss. The Company assesses each legal matter and any related provisions to reflect the impact of negotiations, settlements, rulings, and the advice of legal counsel.

Auditing management's evaluation of whether a loss for contingencies is probable, reasonably possible or remote, the measurement of the amount or range of possible loss, and the related disclosures, was subjective and required more complex auditor judgment. For instance, auditing management's judgments related to claims where the matter has not yet been tried in court or where the Company has not otherwise agreed to a settlement with plaintiffs was more complex due to the judgment applied in evaluating the likelihood of the outcomes related to the matters.

How We Addressed the Matter in Our Audit

We tested the Company's internal controls that address the risks of material misstatement related to the recognition, measurement and disclosure of loss contingencies for which a settlement agreement has not yet been reached. For example, we tested controls over management’s review of the evaluation of loss contingencies for which a settlement agreement has not yet been reached.

To test the Company's accounting for and disclosure of loss contingencies for which a settlement agreement has not yet been reached, our substantive audit procedures included, among others, testing the Company's evaluation of the probability of outcome and range of loss, if estimable, through inspection of responses to inquiry letters sent to both internal and external legal counsel, discussions with internal and external legal counsel to confirm our understanding of the allegations and related merits, and by obtaining written representations from executives of the Company. When applicable, we also compared the Company's evaluation of these matters with its relevant history, or those of other entities, for similar loss contingencies that have been settled or otherwise resolved. In addition, we evaluated the adequacy of the Company’s financial statement disclosures.

Tax Valuation Allowance
Description of the Matter

As discussed in Note 8 of the consolidated financial statements, at December 31, 2020, the Company had gross deferred tax assets related to deductible temporary differences and carryforwards of $60.3 million. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. At December 31, 2020, the Company has a valuation allowance of $5.6 million for the portion of its deferred tax assets that management determined was not more likely than not to be realized.

Auditing management’s assessment of the realizability of its deferred tax assets involved more complex auditor judgment because management’s estimate of future taxable income is judgmental as it requires the evaluation of positive and negative evidence of realization, including the consideration of historical operating losses, and is based on assumptions that may be affected by future performance, market or economic conditions.

How We Addressed the Matter in Our Audit

We tested the Company’s internal controls that address the risks of material misstatement related to the realizability of deferred tax assets. This included controls over management’s scheduling of the future reversal of existing taxable temporary differences and projections of future taxable income.

To test the Company’s assessment of the realizability of its deferred tax assets, our substantive audit procedures included, among others, testing the Company’s scheduling of the reversal of existing temporary taxable differences. We evaluated the assumptions used by the Company to develop tax planning strategies, if any, and projections of future taxable income by jurisdiction and tested the completeness and accuracy of the underlying data used in its projections. For example, we compared the projections of future taxable income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also assessed the historical accuracy of management’s projections and compared the projections of future taxable income with other forecasted financial information prepared by the Company and performed sensitivity analysis of the significant assumptions to evaluate whether changes in realizability of deferred tax assets would result from variability of the assumptions. In addition, we evaluated the adequacy of the Company’s financial statement disclosures.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Richmond, Virginia
March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lumber Liquidators Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Lumber Liquidators Holdings, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lumber Liquidators Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Richmond, Virginia
March 1, 2021

Lumber Liquidators Holdings, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,	December 31,
	2020	2019
Assets
Current Assets:
Cash and Cash Equivalents	$169,941	$8,993
Merchandise Inventories	244,409	286,369
Prepaid Expenses	9,370	8,288
Deposit for Legal Settlement	—	21,500
Tariff Recovery Receivable	4,078	27,025
Other Current Assets	10,354	6,938
Total Current Assets	438,152	359,113
Property and Equipment, net	97,557	98,733
Operating Lease Right-of-Use Assets	109,475	121,796
Goodwill	9,693	9,693
Deferred Tax Asset	11,611	—
Other Assets	7,860	6,674
Total Assets	$674,348	$596,009

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$70,543	$59,827
Customer Deposits and Store Credits	61,389	41,571
Accrued Compensation	15,347	11,742
Sales and Income Tax Liabilities	5,793	7,225
Accrual for Legal Matters and Settlements - Current	30,398	67,471
Operating Lease Liabilities - Current	33,024	31,333
Other Current Liabilities	25,761	18,937
Total Current Liabilities	242,255	238,106
Other Long-Term Liabilities	13,293	13,757
Operating Lease Liabilities - Long-Term	90,194	100,470
Deferred Tax Liability	—	426
Credit Agreement	101,000	82,000
Total Liabilities	446,742	434,759

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 30,229 and 29,959 shares issued and 28,911 and 28,714 shares outstanding at December 31, 2020 and 2019, respectively	30	30
Treasury Stock, at cost (1,318 and 1,245 shares, respectively)	(142,977)	(142,314)
Additional Capital	222,628	218,616
Retained Earnings	147,925	86,498
Accumulated Other Comprehensive Loss	—	(1,580)
Total Stockholders’ Equity	227,606	161,250
Total Liabilities and Stockholders’ Equity	$674,348	$596,009

See accompanying notes to consolidated financial statements.

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Operations

(in thousands except per share amounts)

	Year Ended December 31,
	2020	2019	2018

Net Sales
Net Merchandise Sales	$974,829	$956,041	$955,949
Net Services Sales	122,873	136,561	128,687
Total Net Sales	1,097,702	1,092,602	1,084,636
Cost of Sales
Cost of Merchandise Sold	574,944	586,918	596,411
Cost of Services Sold	95,046	101,998	95,285
Total Cost of Sales	669,990	688,916	691,696
Gross Profit	427,712	403,686	392,940
Selling, General and Administrative Expenses	371,430	386,970	443,513
Operating Income (Loss)	56,282	16,716	(50,573)
Other Expense	2,642	3,764	2,827
Income (Loss) Before Income Taxes	53,640	12,952	(53,400)
Income Tax (Benefit) Expense	(7,787)	3,289	979
Net Income (Loss)	$61,427	$9,663	$(54,379)
Net Income (Loss) per Common Share—Basic	$2.13	$0.34	$(1.90)
Net Income (Loss) per Common Share—Diluted	$2.10	$0.34	$(1.90)
Weighted Average Common Shares Outstanding:
Basic	28,830	28,689	28,571
Diluted	29,247	28,793	28,571

See accompanying notes to consolidated financial statements.

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2020	2019	2018

Net Income (Loss)	$61,427	$9,663	$(54,379)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	823	(195)	(233)
Reclassification of Foreign Currency Translation to Earnings	757	—	—
Total Other Comprehensive Income (Loss)	1,580	(195)	(233)
Comprehensive Income (Loss)	$63,007	$9,468	$(54,612)

See accompanying notes to consolidated financial statements.

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

							Accumulated
							Other	Total
	Common Stock		Treasury Stock		Additional	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Income (Loss)	Equity

December 31, 2017	28,490	$31	2,907	$(140,875)	$208,629	$131,214	$(1,152)	$197,847

Stock-Based Compensation Expense	—	—	—	—	4,346	—	—	4,346
Exercise of Stock Options	44	—	—	—	770	—	—	770
Release of Restricted Shares	93	1	—	—	(1)	—	—	—
Common Stock Repurchased	—	—	44	(953)	—	—	—	(953)
Translation Adjustment	—	—	—	—	—	—	(233)	(233)
Net Loss	—	—	—	—	—	(54,379)	—	(54,379)
December 31, 2018	28,627	$32	2,951	$(141,828)	$213,744	$76,835	$(1,385)	$147,398

Stock-Based Compensation Expense	—	—	—	—	4,872	—	—	4,872
Release of Restricted Shares	87	—	—	—	—	—	—	—
Common Stock Repurchased	—	(2)	(1,706)	(486)	—	—	—	(488)
Translation Adjustment	—	—	—	—	—	—	(195)	(195)
Net Income	—	—	—	—	—	9,663	—	9,663
December 31, 2019	28,714	$30	1,245	$(142,314)	$218,616	$86,498	$(1,580)	$161,250

Stock-Based Compensation Expense	—	—	—	—	3,333	—	—	3,333
Exercise of Stock Options	40	—	—	—	679	—	—	679
Release of Restricted Shares	157	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	73	(663)	—	—	—	(663)
Translation Adjustment	—	—	—	—	—	—	823	823
Reclassification of Foreign Currency Translation to Earnings	—	—	—	—	—	—	757	757
Net Income	—	—	—	—	—	61,427	—	61,427
December 31, 2020	28,911	$30	1,318	$(142,977)	$222,628	$147,925	$—	$227,606

See accompanying notes to consolidated financial statements.

Lumber Liquidators Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018

Cash Flows from Operating Activities:
Net Income (Loss)	$61,427	$9,663	$(54,379)
Adjustments to Reconcile Net Income (Loss):
Depreciation and Amortization	17,645	17,465	18,425
Deferred Income Taxes (Benefit) Provision	(12,037)	(366)	240
Stock-Based Compensation Expense	3,333	4,848	4,091
Provision for Inventory Obsolescence Reserves	3,036	1,888	3,108
Impairment of Operating Lease Right-Of-Use	935	—	—
Reclassification of Foreign Currency Translation to Earnings	757	—	—
(Gain) Loss on Disposal of Fixed Assets	(211)	(221)	1,818
Changes in Operating Assets and Liabilities:
Merchandise Inventories	38,617	28,941	(59,179)
Accounts Payable	9,910	(13,640)	4,852
Customer Deposits and Store Credits	19,818	1,353	1,685
Tariff Recovery Receivable	22,947	(27,025)	—
Prepaid Expenses and Other Current Assets	(4,094)	(88)	2,902
Deposit for Legal Settlement	—	—	(21,500)
Accrual for Legal Matters and Settlements	2,507	4,575	63,951
Payments for Legal Matters and Settlements	(18,080)	(34,729)	(2,904)
Deferred Payroll Taxes	5,131	—	—
Other Assets and Liabilities	5,405	7,665	(6,096)
Net Cash Provided by (Used in) Operating Activities	157,046	329	(42,986)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(15,828)	(19,906)	(14,332)
Other Investing Activities	966	422	871
Net Cash Used in Investing Activities	(14,862)	(19,484)	(13,461)

Cash Flows from Financing Activities:
Borrowings on Credit Agreement	45,000	104,500	74,000
Payments on Credit Agreement	(26,000)	(87,500)	(24,000)
Proceeds from the Exercise of Stock Options	679	—	770
Payments on Financed Insurance Obligations	—	—	(612)
Other Financing Activities	(901)	(1,119)	(953)
Net Cash Provided by Financing Activities	18,778	15,881	49,205
Effect of Exchange Rates on Cash and Cash Equivalents	(14)	702	(1,131)
Net Increase (Decrease) in Cash and Cash Equivalents	160,948	(2,572)	(8,373)
Cash and Cash Equivalents, Beginning of Year	8,993	11,565	19,938
Cash and Cash Equivalents, End of Year	$169,941	$8,993	$11,565

Supplemental disclosure of non-cash operating and financing activities:
Release of Deposit for Legal Settlement and Liability	$21,500	$—	$—
Tenant Improvement Allowance for Leases	(726)	(2,962)	—

See accompanying notes to consolidated financial statements.

Lumber Liquidators Holdings, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

Note 1.         Summary of Significant Accounting Policies

Nature of Business

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hard-surface flooring, and hard-surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, resilient vinyl, water-resistant vinyl plank and porcelain tile flooring direct to the consumer. The Company features renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. The Company also provides in-home delivery and installation services to its customers. The Company primarily sells to homeowners or to contractors on behalf of homeowners through a network of store locations in metropolitan areas. The Company’s stores spanned 47 states in the United States (“U.S.”) at December 31, 2020. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its customer relationship center in Richmond, Virginia, and its digital platform, LLFlooring.com.

Organization and Basis of Financial Statement Presentation

The consolidated financial statements of Lumber Liquidators Holdings, Inc., a Delaware corporation, include the accounts of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. During 2018, the Company recognized significant liabilities related to various legal and regulatory matters. While the payment of these liabilities in 2020, 2019, and 2018 has had, and is expected to have, a material adverse impact on the Company’s liquidity and cash flow from operations, the Company estimates that it has sufficient liquidity through amounts available under its Revolving Credit Facility and forecasted cash flows from operations to fund its working capital, including these legal and regulatory liabilities. The Company prepares its forecasted cash flow and liquidity estimates based on assumptions that it believes to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Cash and Cash Equivalents

The Company had cash and cash equivalents of $170 million and $9 million at December 31, 2020 and 2019, respectively. The Company maintained a high balance at the end of 2020 to provide financial flexibility during the COVID-19 uncertainty. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents, of which there were zero at December 31, 2020 and 2019, respectively. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash equivalents totaled $7.9 million and $6.5 million at December 31, 2020 and 2019, respectively.

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

As part of the credit program, the Company’s customers may tender their Lumber Liquidators credit card to receive installation services. As of December 31, 2020, the Company utilized a network of associates to perform certain customer-facing, consultative services and coordinate the installation of its flooring products by third-party independent contractors in all of its stores.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and other liabilities approximates fair value because of the short-term nature of these items. The fair value of the Company’s long-term debt was approximately $106 million at December 31, 2020 assuming the current debt levels remain outstanding until maturity. The Company estimates the fair value of its long-term debt using Level 3 inputs which are based upon the current interest rates available to the Company for debt of similar terms and maturities. The carrying amount of obligations under its Credit Agreement approximates fair value due to the variable rate of interest at December 31, 2019.

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or net realizable value. The method by which amounts are removed from inventory is weighted average cost. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form. The Company relies on a select group of international suppliers to provide imported flooring products that meet the Company’s specifications. The Company is subject to risks associated with obtaining products from abroad, including disruptions or delays in production, shipments, delivery or processing, including due to the COVID-19 pandemic. While the Company continues to be uncertain as to the full impact of COVID-19 to the supply chain, the Company is executing contingency plans to minimize anticipated and potential disruptions to supply chain, domestic distribution centers and store operations. The reduction in inventory as of December 31, 2020 compared to December 31, 2019 was primarily driven by managing our inventory purchases as a direct result of COVID-19, followed by supply chain disruption on replenishment and strong second half sales that kept inventory below our targeted level for year end.

Inventory cost includes the costs of bringing an article to its existing condition and location such as shipping and handling and import tariffs. Prior to the sale of the finishing line equipment in 2018, the Company would add the finish to, and box, various species of unfinished product, to produce certain proprietary products, primarily Bellawood. Any finishing and boxing costs were included in the average unit cost of related merchandise inventory. In addition, the Company maintains an inventory reserve for loss or obsolescence based on historical results and current sales trends. This reserve was $6.7 million and $6.9 million at December 31, 2020 and 2019, respectively.

Included in merchandise inventories are tariff related costs, including Section 301 tariffs on certain products imported from China in recent years. A subset of these imports for certain click vinyl and other engineered products (the “Subset Products”) received an exemption that was made retroactive to the beginning of the Section 301 Tariffs for a period of time. The Company has deployed strategies to mitigate tariffs and improve gross margin, including alternative country sourcing, partnering with current vendors to lower costs and introduce new products, and adjusting its pricing. The following chart provides a timeline and tariff levels for the key events related to Section 301 Tariffs.

		Section 301 tariff		Corresponding approximate
Event	Timing	level on imports	Tariff level on	percentage of Company's
		from China	Subset Products	merchandise subject to tariff
Imposition of Tariffs	September 2018	10%	10% then 0%[1]	48%
Increase in Tariffs	June 2019	25%	25% then 0%[1]	44%
Retroactive Exemption on Subset Products[1]	November 2019	25%	0%	10%
Exemption Not Renewed and Tariffs Re-imposed on Subset Products	August 2020	25%	25%	32%
	December 31, 2020	25%	25%	34%

1 On November 7, 2019, the U.S. Trade Representative granted a retroactive exclusion to September 2018 on Subset Products as defined in the Section 301 Tariffs section above bringing the rate to 0%.

The Company continues to monitor market pricing and promotional strategies to inform and guide its decisions. The Company has recorded a $4.1 million and $27 million receivable as of December 31, 2020 and 2019, respectively, related to the retroactive exclusion tariffs in the caption “Tariff Recovery Receivable” on the consolidated balance sheets. The Company expects to receive the remaining payments during 2021.

Impairment of Long-Lived Assets

The Company evaluates potential impairment losses on long-lived assets and right-of-use assets used in operations when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment exists an impairment loss is recorded based on the difference between the carrying value and fair value of the assets. The Company recorded a $0.9 million impairment on operating lease right-of-use assets in 2020 in conjunction with the store closures described in Note 11.

During 2018, the Company decided to exit the finishing business and entered into an agreement to sell this equipment to a third party, which altered the Company’s expectations of future cash flows from these long-lived assets. As a result, the Company tested certain long-lived assets for impairment and recorded a $1.8 million impairment charge within selling, general and administrative (“SG&A”) expenses in its accompanying consolidated statements of operations. The charge was measured as the difference between the fair value (Level 2 inputs under ASC 820) of the assets and the carrying value of the related net assets based on the contract to sell to a third party. During 2019, the Company received $0.9 million in connection with this transaction and had $0.1 million in assets held-for-sale included in Other Current Assets on the Consolidated Balance Sheet as of December 31, 2019. During 2020, the Company received $0.1 million in connection with this transaction and had no balance remaining related to it on the Consolidated Balance Sheet as of December 31, 2020.

Goodwill and Other Indefinite-Lived Intangibles

Goodwill represents the costs in excess of the fair value of net assets acquired associated with acquisitions by the Company. The Company evaluates goodwill for impairment on an annual basis, or whenever events or changes in circumstance indicate that the asset carrying value exceeds its fair value. Based on the analysis performed, the Company has concluded that no impairment in the value of goodwill has occurred.

Self-Insurance

The Company is self-insured for certain employee health benefit claims and for certain workers’ compensation claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical and industry trends and economic conditions. This liability could be affected if future occurrences and claims differ from these assumptions and historical trends. As of December 31, 2020 and 2019, the Company had accruals of $2.9 million and $2.5 million, respectively, related to estimated claims included in other current liabilities.

Recognition of Net Sales

The Company generates revenues primarily by retailing merchandise in the form of hard-surface and porcelain flooring and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Sales occur through a network of 410 stores, which spanned 47 states at December 31, 2020. In addition, both the merchandise and services can be ordered through a call center and from the Company’s digital platform, LLFlooring.com. The Company’s agreements with its customers are of short duration (less than a year), and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

Revenue is based on consideration specified in a contract with a customer and excludes any sales incentives from vendors and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer or performing service for a customer. Revenues from installation and freight services are recognized when the delivery is made or the installation is complete, which approximates the recognition of revenue over time due to the short duration of service provided. The price of the Company’s merchandise and services is specified in the respective contract and detailed on the invoice agreed to with the customer including any discounts. The Company generally requires customers to pay a deposit, equal to approximately half of the retail sales value, when ordering merchandise not regularly carried in a given location or not currently in stock. In addition, the Company generally does not extend credit to its customers with payment due in full at the time the customer takes possession of merchandise or when the service is provided. Customer payments and deposits received in advance of the customer taking possession of the merchandise or receiving the services are recorded as deferred revenues in the accompanying consolidated balance sheet caption “Customer Deposits and Store Credits”.

The following table shows the activity in this account for the periods noted:

	Year Ended December 31,
	2020	2019	2018
Customer Deposits and Store Credits, Beginning Balance	$(41,571)	$(40,332)	$(38,546)
New Deposits	(1,191,673)	(1,163,691)	(1,155,019)
Recognition of Revenue	1,097,702	1,092,602	1,084,636
Sales Tax included in Customer Deposits	68,681	67,029	67,125
Other	5,472	2,821	1,472
Customer Deposits and Store Credits, Ending Balance	$(61,389)	$(41,571)	$(40,332)

Subject to the Company’s policy, return of unopened merchandise is generally accepted for 90 days, subject to the discretion of the store manager. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company reduces revenue by the amount of expected returns and records it within “Other Current Liabilities” on the consolidated balance sheet. The Company continues to estimate the amount of returns based on the historical data. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the “Other Current Assets” caption of the accompanying consolidated balance sheet. This amount was $1.3 million and $1.2 million at December 31, 2020 and 2019, respectively. The Company recognizes sales commissions as incurred since the amortization period is less than one year.

In total, the Company offers hundreds of different flooring products; however, no single flooring product represented a significant portion of its sales mix. By major product category, the Company’s sales mix was as follows:

	Year Ended December 31,
	2020		2019		2018
Manufactured Products [1]	$505,333	46%	$452,914	41%	$392,512	36%
Solid and Engineered Hardwood	299,012	27%	319,582	29%	367,026	34%
Moldings and Accessories and Other	170,484	16%	183,545	17%	196,411	18%
Installation and Delivery Services	122,873	11%	136,561	13%	128,687	12%
Total	$1,097,702	100%	$1,092,602	100%	$1,084,636	100%
[1]	Includes laminate, vinyl, engineered vinyl plank and porcelain tile.

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

The Company offers a range of limited warranties for the durability of the finish on its prefinished products to its services provided. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. Warranty costs are recorded in cost of sales. This reserve was $1.1 million and $0.9 million at December 31, 2020 and 2019, respectively. The Company seeks recovery from its vendors and third-party independent contractors of installation services for certain amounts paid.

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

Advertising Costs

Advertising costs charged to selling, general and administrative (“SG&A”) expenses, net of vendor allowances, were $62 million, $75 million and $74 million in 2020, 2019 and 2018, respectively. The Company uses various types of media to brand its name and advertise its products. Media production costs are generally expensed as incurred, except for direct mail, which is expensed when the finished piece enters the postal system. Media placement costs are generally expensed in the month the advertising occurs, except for contracted endorsements and sports agreements, which are generally expensed ratably over the contract period. Amounts paid in advance are included in prepaid expenses and totaled $0.4 million at December 31, 2020 and 2019.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheet. The operating lease ROU assets and operating lease liabilities are recognized as the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also is adjusted for any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease at certain dates, typically at the Company’s own discretion. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. Many of the Company’s leases include both lease (e.g., payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Lease expense for minimum lease payments is recognized on a straight-line basis over the term of the agreement.

The Company made an accounting policy election that payments under agreements with an initial term of 12 months or less will not be included on the consolidated balance sheet but will be recognized in the consolidated statements of operations on a straight-line basis over the term of the agreement.

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions obtained as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease-by-lease basis, if a lease concession obtained was a result of a new arrangement reached with the lessor (treated within the lease modification accounting framework) or if a lease concession obtained was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows lessees, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply this practical expedient for the period beginning as of April 1, 2020 for those agreements where total payments under the modified lease are substantially the same or less than the original agreement. Included in “Operating Lease Liabilities - Current” on the consolidated balance sheet is the remaining $2.9 million liability as of December 31, 2020 related to deferred payments (net of repayments) as a result of COVID-19 rent concessions, as well as an additional remaining $0.1 million included in

“Operating Lease Liabilities - Long-Term.” The deferred payments will be made in accordance with each concession agreement for periods up the remainder of the lease term.

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

Business Interruption Insurance Proceeds

In August 2019, the Company experienced a network security incident caused by malware that prevented access to several of the Company’s information technology systems and data. In 2020 the company recorded $2.5 million from the final settlement of the business interruption insurance claim in SG&A during the third quarter of 2020.

Foreign Currency Translation

The Company’s former Canadian operations used the Canadian dollar as the functional currency. Assets and liabilities were translated at exchange rates in effect at the balance sheet date. Revenues and expenses were translated at the average monthly exchange rates during the year. Resulting translation adjustments have been recorded as a component of accumulated other comprehensive income on the consolidated balance sheets. As discussed in Note 11 to the consolidated financial statements, we closed all our stores in Canada in December 2020. The Company realized expense of $0.8 million for the year ending December 31, 2020 for the reclassification of the remaining cumulative translation adjustments to earnings that were previously included in Other Comprehensive Loss on its consolidated balance sheet.

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

Note 2.         Property and Equipment

Property and equipment consisted of:

	December 31,
	2020	2019
Land	$4,937	$4,937
Building	44,527	44,395
Property and Equipment	58,371	57,047
Computer Software and Hardware	61,581	51,437
Leasehold Improvement	55,311	54,139
Assets under Construction	1,508	1,549
	226,235	213,504
Less: Accumulated Depreciation and Amortization	128,678	114,771
Property and Equipment, net	$97,557	$98,733

As of December 31, 2020 and 2019, the Company had cumulatively capitalized $48 million and $42 million of computer software costs, respectively. Amortization expense related to these assets was $4.4 million, $4.6 million and $4.3 million for 2020, 2019 and 2018, respectively.

Note 3.         Other Liabilities

Other long-term liabilities consisted of:

	December 31,
	2020	2019
Antidumping and Countervailing Duties Accrual, Including Accrued Interest	$10,136	$12,795
Deferred Payroll Taxes	2,566	—
Other	591	962
Other Long Term Liabilities	$13,293	$13,757

As a result of the CARES Act, the Company has Deferred Payroll Taxes of approximately $2.6 million that are to be paid by the end of 2021, with the remaining approximately $2.6 million to be paid by the end of 2022.

Note 4.         Credit Agreement

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

The Amendment permanently increased the margin for LIBOR Rate Loans (as defined in the Amendment) to (i) 2.50% to 3.00% over the applicable LIBOR Rate (as defined in the Amendment) with respect to Revolving Loans (as defined in the Amendment) and (ii) 3.75% to 4.50% over the applicable LIBOR Rate with respect to FILO Term Loans (as defined in the Amendment), in each case (for one, two, three or six month interest periods as selected by the Company) depending on the Company’s average daily excess borrowing availability under the Revolving Credit Facility during the most recently completed fiscal quarter. The Amendment also permanently increased the unused commitment fee of 0.25% per annum to 0.50% per annum on the average daily unused amount of the Revolving Credit Facility during the most recently completed calendar quarter. As of December 31, 2020, the Company’s Revolving Credit Facility carried an average interest rate of 3.75% and the FILO Term Loan carried an interest rate of 5.125%.

Prior to the Amendment, loans outstanding under the Credit Agreement bore interest based on the LIBOR Rate (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement). Interest on Base Rate loans was charged at varying per annum rates computed by applying a margin ranging from (i) 0.25% to 0.75% over the Base Rate with respect to revolving loans and (ii) 1.25% to 2.00% over the Base Rate with respect to the FILO Term Loan, in each case depending on the Company’s average daily excess borrowing availability under the Revolving Credit Facility during the most recently completed fiscal quarter. Interest on LIBOR Rate loans and fees for standby letters of credit were charged at varying per annum rates computed by applying a margin ranging from (i) 1.25% to 1.75% over the applicable LIBOR Rate with respect to revolving loans and (ii) 2.25% to 3.00% over the applicable LIBOR Rate with respect to the FILO Term Loan, in each case depending on the Company’s’ average daily excess borrowing availability under the Revolving Credit Facility during the most recently completed fiscal quarter.

As of December 31, 2020, a total of $76 million was outstanding under the Revolving Credit Facility and $25 million was outstanding under the FILO Term Loan. The Company also had $4 million in letters of credit which factor into its remaining availability. As of December 31, 2020, there was $44 million of availability under the Revolving Credit Facility and $170 million of cash and cash equivalents on the consolidated balance sheet.

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

Note 5.         Leases

The Company has operating leases for its stores, corporate headquarters in Richmond, Virginia, its distribution center on the west coast, supplemental office facilities and certain equipment. The store location leases generally have five-year base periods with one or more five-year renewal periods. The corporate headquarters in Richmond, Virginia has base terms running through December 31, 2029. The supplemental office facility in Richmond, Virginia has base terms running through December 31, 2023. The distribution center on the west coast has base terms running through October 31, 2024. Total rent expense was $37 million, $37 million and $34 million in 2020, 2019 and 2018, respectively.

The cost components of the Company’s operating leases recorded in SG&A on the consolidated statement of operations were as follows for the periods shown:

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Store Leases	Other Leases	Total	Store Leases	Other Leases	Total

Operating lease costs	$33,652	$3,905	$37,557	$32,759	$4,078	$36,837
Variable lease costs	8,604	771	9,375	8,381	1,007	9,388
Total	$42,256	$4,676	$46,932	$41,140	$5,085	$46,225

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities, which are paid as incurred.

Other information related to leases were as follows:

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Store Leases	Other Leases	Total	Store Leases	Other Leases	Total

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,284	$4,199	$35,483	$33,590	$4,252	$37,842

Right-of-use assets obtained or modified in exchange for operating lease obligations	$16,363	$1,124	$17,487	$25,745	$9,828	$35,573

Weighted Average Remaining Lease Term (years)	4.66	6.63	4.99	4.81	7.60	5.28

Weighted Average Discount Rate	5.7%	5.3%	5.6%	5.8%	5.5%	5.7%

At December 31, 2020, the future minimum rental payments under non-cancellable operating leases were as follows:

	Operating Leases
			Total
		Other	Operating
	Store Leases	Leases	Leases
2021	$34,579	4,221	$38,800
2022	26,055	4,104	30,159
2023	20,468	4,104	24,572
2024	13,861	3,593	17,454
2025	8,691	1,560	10,251
Thereafter	12,868	6,680	19,548
Total minimum lease payments	116,522	24,262	140,784
Less imputed interest	(13,771)	(3,795)	(17,566)
Total	$102,751	$20,467	$123,218

Note 6.         Stockholders’ Equity

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31,
	2020	2019	2018
Net Income (Loss)	$61,427	$9,663	$(54,379)
Weighted Average Common Shares Outstanding—Basic	28,830	28,689	28,571
Effect of Dilutive Securities:
Common Stock Equivalents	417	104	—
Weighted Average Common Shares Outstanding—Diluted	29,247	28,793	28,571
Net Income (Loss) per Common Share—Basic	$2.13	$0.34	$(1.90)
Net Income (Loss) per Common Share—Diluted	$2.10	$0.34	$(1.90)

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be antidilutive:

	As of December 31,
	2020	2019	2018
Stock Options	209	604	643
Restricted Shares	118	187	407

Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to $150 million of the Company’s common stock. At December 31, 2020, the Company had approximately $14.7 million remaining under this authorization. The Company did not purchase any shares under this program during the three-years ended December 31, 2020.

Note 7.         Stock-Based Compensation

Overview

The Company has an equity incentive plan (the “Plan”) for employees, non-employee directors and other service providers from which the Company may grant stock options, restricted shares, stock appreciation rights (“SARs”) and other equity awards. The total number of shares of common stock authorized for issuance under the Plan is 7.8 million. As of December 31, 2020, 2.5 million shares of common stock were available for future grants. Stock options granted under the Plan expire no later than ten years from the date of grant and the exercise price shall not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted shares on a grant-by-grant basis at the discretion of the Board. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted shares.

The Company also maintains the Lumber Liquidators Holdings, Inc. Outside Directors Deferral Plan under which each of the Company’s non-employee directors has the opportunity to elect annually to defer certain fees until departure from the Board. A non-employee director may elect to defer up to 100% of his or her fees and have such fees invested in deferred stock units. Deferred stock units must be settled in common stock upon the director’s departure from the Board. There were 183,851 and 158,283 deferred stock units outstanding at December 31, 2020 and 2019, respectively.

Stock Options

The following table summarizes activity related to stock options:

			Remaining
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Balance, December 31, 2017	689,668	$25.31	7.7	$8,530
Granted	215,297	20.54
Exercised	(43,510)	17.70
Forfeited	(128,870)	33.25
Balance, December 31, 2018	732,585	$22.97	7.3	$—
Granted	110,535	8.47
Forfeited	(149,657)	25.16
Balance, December 31, 2019	693,463	$20.18	7.1	$144
Granted	236,307	12.00
Exercised	(39,824)	17.04
Forfeited	(335,990)	18.27
Balance, December 31, 2020	553,956	$18.08	7.8	$8,508

Exercisable at December 31, 2020	217,780	$26.31		$2,450
Vested and expected to vest December 31, 2020	553,956	$18.08		$8,508

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on December 31. The intrinsic value of stock options exercised during 2020 and 2018 was $0.5 million and $0.3 million, respectively. There were no stock options exercised during 2019.

As of December 31, 2020, total unrecognized compensation cost related to unvested options was approximately $1.3 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.8 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of options granted during 2020, 2019 and 2018 was $6.20, $4.32 and $10.69, respectively.

The following are the average assumptions for the periods noted:

	Year Ended December 31,
	2020		2019		2018
Expected dividend rate	—%		—%		—%
Expected stock price volatility	57%		55%		55%
Risk-free interest rate	1.1%		2.1%		2.8%
Expected term of options	5.5	years	5.5	years	5.5	years

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

Restricted Shares

The following table summarizes activity related to restricted shares:

		Weighted Average
		Grant Date Fair
	Shares	Value
Nonvested, December 31, 2017	479,746	$18.71
Granted	224,835	22.39
Released	(137,064)	18.67
Forfeited	(80,305)	17.98
Nonvested, December 31, 2018	487,212	$20.54
Granted	661,784	10.35
Released	(130,721)	11.09
Forfeited	(107,309)	14.71
Nonvested, December 31, 2019	910,966	$15.18
Granted	474,877	10.53
Released	(230,696)	12.85
Forfeited	(283,121)	13.70
Nonvested, December 31, 2020	872,026	$13.75

The fair value of restricted shares released during 2020, 2019 and 2018 was $2.0 million, $1.5 million and $2.9 million, respectively. As of December 31, 2020, total unrecognized compensation cost related to unvested restricted shares was approximately $4.7 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.3 years.

The Company granted a target of 94,591 performance-based awards with a grant date fair value of $0.9 million during 2020 and a target of 100,281 performance-based awards with a grant date fair value of $1.1 million during 2019. The 2020 performance-based awards were granted to certain members of senior management in connection with the achievement of specific key financial metrics and a relative total shareholder return multiple measured over a three-year period and also vest over a three-year period. The number of 2020 performance-based awards that will ultimately vest is contingent upon the achievement of these key financial metrics and the results of the relative total shareholder return multiple by the end of year three. The Company assesses the probability of achieving these metrics on a quarterly basis. The 2019 performance-based awards were granted to certain members of senior management in connection with the achievement of specific key financial metrics measured over a two-year period and vest over a three-year period. As of December 31, 2020 the number of performance-based awards that will ultimately vest, assuming the service period is reached, was finalized based on the achievement of specific key financial metrics. For these performance-based awards, the Company recognizes the fair value expense ratably over the performance and vesting period. There were 105,165 and 4,000 and performance-based shares forfeited during 2020 and 2019, respectively. Performance-based awards grants and forfeitures are included above in the Restricted Shares table.

Stock Appreciation Rights

The following table summarizes activity related to SARs:

			Remaining
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Balance, December 31, 2017	16,550	$18.10	8.6	$251
Granted	1,738	23.31
Exercised	—	—
Forfeited	(335)	86.16
Balance, December 31, 2018	17,953	$17.33	7.8	$—
Granted	—	—
Exercised	—	—
Forfeited	(17,708)	16.44
Balance, December 31, 2019	245	$82.08	3.4	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance, December 31, 2020	245	$82.08	2.4	$—

Exercisable at December 31, 2020	245	$82.08	2.4	$—

The fair value method, estimated by management using the Black-Scholes-Merton option pricing model, is used to recognize compensation cost associated with SARs.

Note 8.         Income Taxes

The components of income (loss) before income taxes were as follows:

	Year Ended December 31,
	2020	2019	2018
United States	$55,874	$13,830	$(52,473)
Foreign	(2,234)	(878)	(927)
Total Income (Loss) before Income Taxes	$53,640	$12,952	$(53,400)

The (benefit) expense for income taxes consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$1,868	$2,550	$—
State	2,315	1,015	607
Foreign	67	90	132
Total Current	4,250	3,655	739

Deferred
Federal	(9,671)	(203)	140
State	(2,366)	(163)	100
Total Deferred	(12,037)	(366)	240
Income Tax (Benefit) Expense	$(7,787)	$3,289	$979

Tax expense in the amount of $0.8 million and $0.5 million was recognized as a component of income tax expense during 2020 and 2019, respectively, resulting from the exercise of stock options and the release of restricted shares.

	Year Ended December 31,
	2020		2019		2018
Income Tax Expense (Benefit) at Federal Statutory Rate	$11,264	21.0%	$2,720	21.0%	$(11,214)	21.0%

Increases (Decreases):
State Income Taxes, Net of Federal Income Tax Benefit	1,949	3.6%	425	3.3%	723	(1.3)%
Valuation Allowance	(21,363)	(39.8)%	668	5.2%	3,897	(7.3)%
Foreign Operations	2,431	4.5%	90	0.7%	132	(0.3)%
Uncertain Tax Positions	—	—%	174	1.3%	2,919	(5.5)%
Non-Deductible Fines and Penalties	2	—%	6	—%	4,011	(7.5)%
CARES Act Rate Differential	(1,751)	(3.3)%	—	—%	—	—%
Other	(319)	(0.5)%	(794)	(6.1)%	511	(0.9)%
Income Tax (Benefit) Expense	$(7,787)	(14.5)%	$3,289	25.4%	$979	(1.8)%

The tax effects of temporary differences that result in significant portions of the deferred tax accounts based on a 21% federal rate in both 2020 and 2019, are as follows:

	December 31,
	2020	2019
Deferred Tax Liabilities:
Operating Lease Right-of-Use Assets	$(28,579)	$(31,804)
Depreciation and Amortization and Other	(14,532)	(9,676)
Total Gross Deferred Tax Liabilities	(43,111)	(41,480)

Deferred Tax Assets:
Operating Lease Liabilities	31,365	34,419
Stock-Based Compensation Expense	2,155	2,611
Legal Settlement Reserves	7,998	11,774
Other Accruals and Reserves	4,718	5,054
Employee Benefits	3,616	1,169
Inventory Reserves	1,241	1,311
Inventory Capitalization	2,790	3,194
Foreign Net Operating Loss Carryforwards	2,674	3,341
Net Operating Loss Carryforwards	250	2,444
Capital Loss Carryforwards and Other	3,538	2,723
Total Gross Deferred Tax Assets	60,345	68,040
Less: Valuation Allowance	(5,623)	(26,986)
Total Deferred Tax Assets	54,722	41,054
Net Deferred Tax Asset (Liability)	$11,611	$(426)

The Company continues to monitor developments by federal and state rulemaking authorities regarding tax law changes and recognizes the impact of these law changes in the period in which they are enacted.

As of December 31, 2019, the Company had a full valuation allowance of $27 million recorded against its net deferred assets as the Company was in a consolidated cumulative three-year loss position, and the Company was not relying upon projections of future taxable income in assessing their recoverability.  The Company assesses the available evidence on a quarterly basis to assess if, based on the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  The Company was no longer in a consolidated cumulative three-year loss position at December 31, 2020.  Based on the Company’s evaluation at a jurisdictional level as of December 31, 2020, the Company released valuation allowances of $20 million in the fourth quarter of 2020 in jurisdictions where the Company believes sufficient future taxable income, including consideration of future performance, market or economic conditions, will be generated to use existing deferred tax assets.  This release of the valuation allowance resulted in noncash income tax benefit in the fourth quarter of 2020 of $20 million. At December 31, 2020 the Company’s remaining valuation allowance was $5.6 million including the release of the valuation allowance and a $1.7 million adjustment to valuation allowances associated with deferred taxes for foreign operations. The amount of the deferred tax assets considered realizable could be adjusted in future periods if evidence warrants such a change.

As of December 31, 2020 and 2019, the Company had no remaining U.S. federal net operating loss carryforward. As of December 31, 2020 and 2019, respectively, the Company had state net loss carryforwards of $4 million and $39 million, which begin to expire in 2025. The Company had foreign net operating loss carryforwards of $14 million and $12 million at December 31, 2020 and 2019, respectively, which begin to expire in 2030.

The Company paid income taxes (net of refunds) of $10 million and $0.2 million in 2020 and 2019, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company amended its 2018 tax return with respect to CARES Act items and carried the 2018 NOL back to 2013 resulting in a cash tax refund of $5 million, received in the third quarter 2020.

As of December 31, 2020 and 2019, the Company had $0.2 million of gross unrecognized tax benefits related to Uncertain Tax Positions ($0.2 million net of federal tax benefit). It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the uncertain tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change in uncertain tax positions to have a significant effect on its results of operations, financial position or cash flows.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2020	2019
Balance at beginning of year	$225	$3,610
Increase for tax positions related to current year	—	174
Decrease for tax positions related to prior years	—	(3,443)
Settlements	—	(116)
Balance at end of year	$225	$225

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities.   As of December 31, 2020, the Internal Revenue Service has completed audits of the Company’s income tax returns through 2016.

Note 9.         401(k) Plan

The Company maintains a plan, qualified under Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees are eligible to participate following the completion of three months of service and attainment of age 21. The plan is a safe harbor plan, with company matching contributions of 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Both deferrals and Roth contributions are allowed up to 50% of an employee’s eligible compensation, subject to annual IRS limits. Additionally, employees are immediately 100% vested in the Company’s matching contributions. The Company’s matching contributions, included in SG&A expenses, totaled $3.8 million, $2.8 million and $2.6 million in 2020, 2019 and 2018, respectively.

Note 10.       Commitments and Contingencies

The following chart shows the activity related to the Balance Sheet “Accrual for Legal Matters and Settlements-Current”. The matters themselves are described in greater detail in the paragraphs that follow the chart.

	January 1, 2019					December 31, 2019
Litigation Matter	Accrual for Legal Matters					Accrual for Legal Matters
Description	and Settlements - Current	Accruals	Settlement Payments		Vouchers Redeemed	and Settlements - Current
MDL	$35,500	$—	$—		$—	$35,500
SEC/DOJ	33,000	—	(33,000)		—	—
Gold	28,000	—	(1,000)		—	27,000
Kramer	—	4,750	—		—	4,750
Other Matters	1,125	350	(1,254)		—	221
	$97,625	$5,100	$(35,254)		$—	$67,471

	January 1, 2020					December 31, 2020
Litigation Matter	Accrual for Legal Matters					Accrual for Legal Matters
Description	and Settlements - Current	Accruals	Settlement Payments		Vouchers Redeemed	and Settlements - Current
MDL	$35,500	$—	$(21,500)	[1]	$—	$14,000	[2]
SEC/DOJ	—	—	—		—	—
Gold	27,000	2,000	(13,000)		—	16,000	[2]
Kramer	4,750	—	(4,750)		—	—
Other Matters	221	507	(330)		—	398
	$67,471	$2,507	$(39,580)		$—	$30,398

1	$21.5 million was paid into an escrow account for MDL in 2019 and recorded as “Deposit Legal Settlement” on the consolidated balance sheet. In the fourth quarter of 2020, the liability and deposit were relieved as the funds were distributed.
2	The remaining accrual will be fulfilled by redeeming vouchers as discussed below.

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

In November 2018, the plaintiffs filed a motion requesting conditional certification for all store managers and store managers in training who worked within the federal statute of limitations period. In May 2019, the magistrate judge granted plaintiffs’ motion for conditional certification. The litigation is in the discovery stage, which was extended by the Court from May 2020 to December 18, 2020, and the deadline has again been extended to May 30, 2021. On January 6, 2021, the magistrate judge ruled in favor of a motion by the Company to exclude from the Mason Putative Class the claims of 55 opt-in plaintiffs who participated in a prior California state class-action settlement that released all claims arising from the same facts on which the Mason matter is based.

The Company disputes the Mason Putative Class Employees’ claims and continues to defend the matter vigorously. The Company has agreed to participate in a mediation early in the second quarter of 2021. Given the uncertainty of litigation, and the fact that a significant amount of discovery has yet to be completed, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from this action and therefore no accrual has been made related to this matter. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

On December 14, 2020, the court ruled in favor of a motion by the Company to compel arbitration for Michael Visnack under the existing agreement between the Company and Mr. Visnack. The court declined to outright dismiss the putative class claims but stayed the putative class claims and Private Attorneys General Act claims pending arbitration. The court denied plaintiff’s request to conduct discovery.

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

In December 2020, the Company began contacting individuals who constitute the purported classes under both the Savidis and Visnack Lawsuits and has offered individual settlements in satisfaction of their claims. To the extent individuals accept these settlement offers, they will release the Company from the claims and be removed from the purported class. As of February 15, 2021, the Company had reached agreement with a portion of the purported classes incurring approximately $200 thousand in fees, taxes, and other costs. The Company included those amounts in “Other Matters” in the chart above.

Kramer lawsuit

In November 2017, Robert J. Kramer, on behalf of himself and all others similarly situated (collectively, the “Kramer Plaintiffs”) filed a purported class action lawsuit in the Superior Court of California, County of Sacramento on behalf of all current and former store managers, all others with similar job functions and/or titles and all current and former employees classified as non-exempt or incorrectly classified as exempt and who worked for the Company in the State of California alleging violation of the California Labor Code including, among other items, failure to pay wages and overtime and engaging in unfair business practices (the “Kramer matter”). The Company reached settlement for this matter for $4.75 million in the third quarter of 2019 and paid that amount to the settlement administrator in the second quarter of 2020 for distribution to class members.

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring (“Petitioners”) filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to companies importing multilayered wood flooring from Chinese suppliers subject to the AD and CVD orders. The Company’s multilayered wood flooring imports from China accounted for approximately 4% and 6% of its flooring purchases in 2020 and 2019, respectively. The Company’s consistent view through the course of this matter has been, and remains, that its imports are neither dumped nor subsidized. As such, it has appealed the original imposition of AD and CVD fees.

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

In addition to its overall appeal of the imposition of AD and CVD, which is still pending, the Company as well as other involved parties have appealed many of the final rate determinations. Certain of those appeals are pending and, at times, have resulted in delays in settling the shortfalls and refunds shown in the table below. Because of the length of time for finalization of rates as well as appeals, any subsequent adjustment of AD and CVD rates typically flows through a period different from those in which the inventory was originally purchased and/or sold.

Results by period for the Company are shown below. The column labeled ‘December 31, 2020 Receivable/Liability Balance’ represents the amount the Company would receive or pay (net of any collections or payments) as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. It does not include any initial amounts paid for AD or CVD in the current period at the in-effect rate at that time.

The Company recorded net interest income related to antidumping and countervailing duties of $0.6 million for the year ended December 31, 2020 compared to net interest expense of $0.6 million for the year ended December 31, 2019. The amounts for both years are included in other expense on the Statements of Operations. The estimated associated interest payable and receivable for each period is not included in the table below and is included in the same financial statement line item on the Company’s consolidated balance sheet as the associated liability and receivable balance for each period.

Review		Rates at which		December 31, 2020
Period	Period Covered	Company	Final Rate	Receivable/Liability
		Deposited		Balance
Antidumping
1	May 2011 through	6.78% and 3.3%	0.73%[1]	$1.3 million
	November 2012			receivable[1]
2	December 2012 through	3.30%	3.92% [2]	$0.2 million
	November 2013			liability[2]
3	December 2013 through	3.3% and 5.92%	0.0%[3]	$4.7 million
	November 2014			liability[3]
4	December 2014 through	5.92% and 13.74%	0.00%	Settled
November 2015
5	December 2015 through	5.92%. 13.74%. and 17.37%	0.00%	Settled
November 2016
6	December 2016 through	17.37% and 0.00%	42.57% and 0.0%[4]	$0.5 million receivable
	November 2017			$1.5 million liability[4]
7	December 2017 through	0.00%	Pending[5]	NA
November 2018
			Included on the Consolidated Balance Sheet in Other Current Assets	$0.5 million
			Included on the Consolidated Balance Sheet in Other Assets	$1.3 million
			Included on the Consolidated Balance Sheet in Other Long-Term Liabilities	$6.4 million
Countervailing
1&2	April 2011 through	1.50%	0.83% / 0.99%	$0.2 million
	December 2012			receivable
3	January 2013 through December 2013	1.50%	1.38%	$0.05 million receivable
4	January 2014 through December 2014	1.50% and 0.83%	1.06%	$0.02 million receivable
5	January 2015 through December 2015	0.83% and 0.99%	Final at 0.11% and 0.85%[6]	$0.07 million receivable [6]
6	January 2016 through December 2016	0.99% and 1.38%	Final at 3.10% and 2.96%	$0.04 million liability [7]
7	January 2017 through December 2017	1.38% and 1.06%	20.75%[8]	$1.7 million liability [8]
8	January 2018 through December 2018	1.06%	Pending	NA
			Included on the Consolidated Balance Sheet in Other Current Assets	$0.07 million
			Included on the Consolidated Balance Sheet in Other Assets	$0.3 million
			Included on the Consolidated Balance Sheet in Other Current Liabilities	$0.04 million
			Included on the Consolidated Balance Sheet in Other Long-Term Liabilities	$1.7 million
1	In the second quarter of 2018, the Court of International Trade sustained the DOC’s recommendation to reduce the rate for the first annual review period to 0.73% (from 5.92%). As a result, the Company reversed its $0.8 million liability and recorded a $1.3 million receivable with a corresponding reduction of cost of sales during the year ended December 31, 2018.

2	In the second quarter of 2020, the CIT received a recommendation from the DOC to reduce the rate for the second annual review period to 3.92% (from 13.74%). The recommendation was accepted by the CIT in the fourth quarter of 2020, and the Company reversed $3.9 million of its $4.1 million liability, with a corresponding reduction to cost of sales.

3	In the third quarter of 2020, the CIT received a recommendation from the DOC to reduce the rate for the third annual review period to 0.0% from 17.37%. If accepted by the CIT, the Company will reverse the entire $4.7 million liability currently recorded, with a corresponding reduction of cost of sales, as well as an additional $2.1 million receivable and favorable adjustment to cost of sales for deposits made at previous preliminary rates during the quarter when it is accepted.

4	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 42.57% and 0% depending on the vendor. As a result, the Company recorded a liability of $0.8 million with a corresponding reduction of cost of sales during the year ended December 31, 2019. The Company received payments during 2019 for its vendor with a final rate of 0% and the remaining balance of $0.5 million as of December 31, 2020 was included in other current assets on the condensed consolidated balance sheet. The vendors with a final rate of 42.57% are under appeal and the balance of $1.5 million as of December 31, 2020 was included in other long-term liabilities on the condensed consolidated balance sheet.

5	In the first quarter of 2020, the DOC issued a preliminary rate of 0.0% for the seventh annual review period.

6	In the second quarter of 2018, the DOC issued the final rates for the fifth annual review period at 0.11% and 0.85% depending on the vendor. As a result, in the second quarter of 2018, the Company recorded a receivable of $0.07 million for deposits made at previous preliminary rates, with a corresponding reduction of cost of sales.

7	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 3.1% and 2.96% depending on the vendor. As a result, the Company recorded a liability of $0.4 million with a corresponding increase to cost of sales during the year ended December 31, 2019. The remaining balance, after payments, was approximately $40 thousand as of December 31, 2020.

8	In the fourth quarter of 2020, the DOC issued the final rate 20.75% for the seventh annual review period. As a result, the Company recorded a liability of $1.7 million with a corresponding increase to cost of sales during the year ended December 31, 2020.

Governmental Investigations: DOJ Deferred Prosecution Agreement and SEC Resolution

Beginning in 2015, the Company received subpoenas in connection with a criminal investigation conducted by the DOJ and the SEC. The focus of the investigations related to compliance with disclosure and financial reporting and requirements under the federal securities laws. The Company cooperated with the investigations and produced documents and other information responsive to subpoenas and other requests. The Company reached an agreement with the U.S. Attorney, the DOJ and SEC regarding the investigation (the “Settlement Agreements”). In March of 2019, the Company entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Attorney and the DOJ and a Cease-and-Desist Order (the “Order”) with the SEC, under which, among other things, the Company (1) paid a fine in the amount of $19.1 million to the United States Treasury, (2) forfeited to the U.S. Attorney and the DOJ the sum of $13.9 million, of which up to $6.1 million was submitted by the Company to the SEC in disgorgement and prejudgment interest under the Order and (3) is required to adopt a new compliance program, or modify its existing one, including internal controls, compliance policies, and procedures in order to ensure that the Company maintains an effective system of internal account controls designed to ensure the making and keeping of fair and accurate books, records and accounts, as well as a compliance program designed to prevent and detect violations of certain federal securities laws throughout its operations. The DPA is effective for a period of three years, during which the Company submits annual reports to the DOJ concerning the compliance program.

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

Litigation Relating to Bamboo Flooring

Dana Gold filed a purported class action lawsuit in the United States District Court for the Northern District of California alleging that the Morning Star bamboo flooring that the Company sells was defective (the “Gold Litigation”). In the third quarter of 2019, the parties finalized a settlement agreement that is consistent with the terms of the Memorandum of Understanding previously disclosed by the Company, to resolve the Gold Litigation on a nationwide basis. Under the terms of the settlement agreement, the Company contributed $14 million in cash (the “Gold Cash Payment”) and provided $16 million in store-credit vouchers, for an aggregate settlement of up to $30 million. The settlement agreement made clear that the settlement does not constitute or include an admission by the Company of any fault or liability and the Company does not admit any fault, wrongdoing or liability. Following the preliminary approval, and pursuant to the terms of the settlement agreement, in December 2019, the Company paid $1 million for settlement administrative costs, which is part of the Gold Cash Payment, to the plaintiff’s settlement escrow account. Notice has been disseminated to class members by the settlement administrator, and final approval was granted by the court on October 22, 2020. The Company has notified its insurance carriers and continues to pursue coverage, but the insurers to date have denied coverage. As the insurance claim is still pending, the Company has not recognized any insurance recovery related to the Gold Litigation.

The Company recognized a charge to earnings of $28 million within selling, general and administrative expense during the fourth quarter of 2018 as its loss became probable and estimable. During the third quarter of 2020, the Company recognized an additional charge to earnings for in-store vouchers of $2 million within selling, general and administrative expense as the Company became aware that a threshold in the settlement agreement was met. The Company paid the remaining $13 million of the Gold Cash Payment in the fourth quarter of 2020. As of December 31, 2020, the remaining accrual related to these matters was $16 million for vouchers, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on its consolidated balance sheet. Based on a current court order, the vouchers are expected to be issued late in the second quarter of 2021.

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

Litigation Related to Formaldehyde-Abrasion MDLs

Beginning in 2015, numerous purported class action cases were filed in various United States federal district courts and state courts involving claims of excessive formaldehyde emissions and product claims about durability and abrasion from the Company’s Chinese-manufactured laminate flooring products. The United States Judicial Panel on Multidistrict Litigation transferred and consolidated the federal cases to the United States District Court for the Eastern District of Virginia (the “Virginia Court”) as two cases: Lumber Liquidators Chinese-Manufactured Flooring Products Marketing, Sales, Practices and Products Liability Litigation (the “Formaldehyde MDL”) and Lumber Liquidators Chinese-Manufactured Laminate Flooring Durability Marketing and Sales Practices Litigation (the “Abrasion MDL”).

In 2018, the Company entered into a settlement agreement to jointly settle the Formaldehyde MDL and the Abrasion MDL. Under the terms of the settlement agreement, the Company agreed to fund $22 million (the “MDL Cash Payment”) and provide $14 million in store-credit vouchers for an aggregate settlement amount of $36 million to settle claims brought on behalf of purchasers of Chinese-manufactured laminate flooring sold by the Company between January 1, 2009 and May 31, 2015. The Court approved the settlement in the fourth quarter of, 2018 and the Company paid $21.5 million in cash into the plaintiffs’ settlement escrow account.

Cash and vouchers, which generally have a three-year life, were distributed by the administrator in the fourth quarter of 2020 upon order of the Virginia Court. The Company will monitor and evaluate the redemption of vouchers on a quarterly basis.  In order to reach an estimate, the Company will consider redemption velocity and patterns, remaining value – both on individual vouchers as well as collectively – of vouchers, and the passage of time.  The Company will also consider consumer behaviors across both the MDL and Gold Settlements. The Company’s current expectation is that recipients bargained for this compensation as part of the settlement and therefore will redeem their voucher for product as intended.

The $36 million aggregate settlement amount was accrued in 2017. The Company had held $21.5 million of the Settlement as a deposit pending the appeals and the distribution of cash by the administrator, which occurred in the fourth quarter of 2020. As of December 31, 2020, the remaining accrual related to these matters was $14 million for vouchers, which has been included in the caption “Accrual for Legal Matters and Settlements – Current” on its consolidated balance sheet.

In addition to those purchasers who elected to opt out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”). Certain of these Related Laminate Matters were settled in 2019. The Company did not have any expense for these matters for the year ended December 31, 2020. As of December 31, 2020, the remaining accrual related to these matters was $0.1 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on the consolidated balance sheet. For the year ended December 31, 2019, the Company recognized charges to earnings of $0.4 million within SG&A expenses for these Remaining Laminate Matters. While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

Canadian Litigation

On or about April 1, 2015, Sarah Steele (“Steele”) filed a purported class action lawsuit in the Ontario, Canada Superior Court of Justice against the Company. In the complaint, Steele’s allegations include strict liability, breach of implied warranty of fitness for a particular purpose, breach of implied warranty of merchantability, fraud by concealment, civil negligence, negligent misrepresentation and breach of implied covenant of good faith and fair dealing relating to the Company’s Chinese-manufactured laminate flooring products. Steele did not quantify any alleged damages in her complaint, but seeks compensatory damages, punitive, exemplary and aggravated damages, statutory remedies, attorneys’ fees and costs. While the Company believes that a further loss associated with the Steele litigation is reasonably possible, the Company is unable to reasonably estimate the amount or range of possible loss.

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

Note 11. Canadian and U.S. Store Closure Costs

During the third quarter of 2020, the Company completed a review of its store footprint and performance. As a result of that review, the Company made the decision to close its eight Canadian stores as well as six stores in the United States. The closure of the Canadian stores reflected the fact that the Company’s performance in these stores has been challenging for a number of years and that all but one of the stores’ leases are expiring in early 2021. The Company believed investing in the Company’s other stores would provide stronger returns. The six U.S. stores were underperforming and their prospects for improvement were uncertain due to local market conditions, demographics, and/or the competitive landscape. The stores collectively represented approximately 1.5% of the Company’s annualized revenue and their absence is not expected to have a meaningful impact on cash flow. The Company incurred expense of $3.8 million to close these stores in the second half of 2020, including an approximately $0.8 million reclassification of cumulative translation adjustments to earnings that were previously included in Other Comprehensive Loss on its consolidated balance sheet. Approximately $2.6 million of this expense related to lease and inventory write-downs, employee termination benefits and fixed asset write-offs. All fourteen stores were closed as of December 31, 2020, although certain clean-up activities will not be fully completed until early in 2021.

A summary of the store closure costs incurred during 2020 is as follows:

Year Ended December 31,
2020

Cost of Merchandise Sold:
Inventory write-down and other inventory adjustments	$822
Cost of Merchandise Sold Subtotal	822
Selling, General, & Administrative Expenses:
Employee termination benefits	411
Write-downs of lease and fixed assets	1,362
Reclassification of Foreign Currency Translation to Earnings	757
Other SG&A store closure costs	432
Selling, General, & Administrative Expenses Subtotal	2,962
Total Store Closure Costs	$3,784

A reconciliation of the Company’s liability for employee termination benefits and other store closure costs for the 2020 annual period are as follows:

	Employee
	Termination Benefits	Other Costs	Total

Balance as of January 1, 2020	$-	$-	$-
Accrued costs charged to expense	411	385	796
Payments	(60)	-	(60)
Balance as of December 31, 2020	$351	$385	$736

.

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

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, and designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management under the supervision of, and with the participation of the Company’s principal executive and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020 based on the specified criteria.

Our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, as shown in Item 8. “Consolidated Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2020.

Code of Ethics

We have a Code of Business Conduct and Ethics, which applies to all employees, officers and directors of Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries. Our Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is our principal financial officer), as well as all other employees. Our Code of Business Conduct and Ethics also meets the requirements of a code of conduct under Rule 303A.10 of the NYSE Listed Company Manual. Our Code of Business Conduct and Ethics is posted on our website at www.LLFlooring.com in the “Corporate Governance” section of our Investor Relations home page.

We intend to provide any required disclosure of an amendment to or waiver from our Code of Business Conduct and Ethics on our website at www.LLFlooring.com in the “Corporate Governance” section of our Investor Relations home page promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our website is not incorporated by reference in this report and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2020.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this annual report:

Consolidated Financial Statements

Refer to the financial statements filed as part of this annual report in Part II, Item 8.

           Financial Statement Schedules.

The following financial statement schedule is filed as part of this annual report under Schedule II – Analysis of Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018. All other financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

           Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Item 16. Form 10-K Summary.

None.

Lumber Liquidators Holdings, Inc.

Schedule II – Analysis of Valuation and Qualifying Accounts

For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)

		Additions
	Balance	Charged to
	Beginning	Cost and			Balance End
	of Year	Expenses	Deductions (1)	Other	of Year
For the Year Ended December 31, 2018
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$5,631	$3,108	$(1,932)	$—	$6,807
Income tax valuation allowance	$21,576	$4,742	$—	$—	$26,318

For the Year Ended December 31, 2019
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$6,807	$1,888	$(1,795)	$—	$6,900
Income tax valuation allowance	$26,318	$668	$—	$—	$26,986

For the Year Ended December 31, 2020
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$6,900	$3,036	$(3,199)	$—	$6,737
Income tax valuation allowance	$26,986	$—	$(21,363)	$—	$5,623
1	Deductions for the inventory reserve are for the purposes for which the reserve was created. The deductions for the income tax valuation allowance is described in Note 8.

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

4.02	Description of Capital Stock (filed as Exhibit 4.02 to the Company’s annual report on Form 10-K, filed on February 25, 2020 (File No. 001-33767), and incorporated by reference)
10.1*	Lumber Liquidators Holdings, Inc. Amended and Restated 2011 Equity Compensation Plan (filed as Form 8-K, filed May 23, 2019 (File No. 001-33767), and incorporated by reference)
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

10.5*	Form of Option Award Agreement, effective May 6, 2011 (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed May 6, 2011 (File No. 001-33767), and incorporated by reference)
10.6

Fourth Amended and Restated Credit Agreement, dated as of March 29, 2019, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators, Inc. and Lumber Liquidators Services, LLC (collectively, the “Borrowers”), Bank of America, N.A. as administrative agent and collateral agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as lenders (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed March 29, 2019 (File No. 001-33767), and incorporated by reference)

10.7

First Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 17, 2020, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators, Inc. and Lumber Liquidators Services, LLC (collectively, the “Borrowers”), Bank of America, N.A. as administrative agent and collateral agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on April 20, 2020 (File No. 001- 33767) and incorporated by reference)

10.8*	Amended and Restated Annual Bonus Plan (filed as Exhibit 10.17 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)
10.9*

Form of Option Award Agreement, effective January 24, 2013 (filed as Exhibit 10.18 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)

10.10*

Form of Restricted Stock Agreement, effective January 24, 2013 (filed as Exhibit 10.19 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)

10.11*

Form of Option Award Agreement (Employee), effective November 23, 2015 (filed as Exhibit 10.22 to the Company’s annual report on Form 10-K, filed on February 29, 2016 (File No. 001-33767), and incorporated by reference)

10.12*

Form of Option Award Agreement (Employee), effective August 1, 2016 (filed as Exhibit 10.24 to the Company’s annual report on Form 10-K, filed on February 21, 2017 (File No. 001-33767), and incorporated by reference)

10.13*

Form of Restricted Stock Agreement (Director), effective May 24, 2017 (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed on August 1, 2017 (File No. 001-33767), and incorporated by reference)

10.14*

Form of Restricted Award Agreement (Director), effective February 7, 2018 (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q, filed on May 1, 2018 (File No. 001-33767), and incorporated by reference)

10.15*

Form of Restricted Award Agreement (Director), effective May 22, 2019 (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q, filed on August 7, 2019, 2018 (File No. 001-33767), and incorporated by reference)

10.16

Plea Agreement between Lumber Liquidators, Inc. and the Department of Justice (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed October 7, 2015 (File No. 001-33767) and incorporated by reference)

10.17

Stipulation for Settlement and Joint Motion for Entry of Consent Order of Forfeiture between Lumber Liquidators, Inc. and the Department of Justice (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed October 7, 2015 (File No. 001-33767) and incorporated by reference)

10.18

Class Action Settlement Agreement in Formaldehyde MDL and Durability MDL dated March 15, 2018 by and between Plaintiffs in the Formaldehyde MDL and the Durability MDL and Lumber Liquidators, Inc. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed on May 1, 2018 (File No. 001-33767), and incorporated by reference)

10.19

Deferred Prosecution Agreement, dated March 12, 2019, by and between Lumber Liquidators Holdings, Inc., the United States Attorney’s Office for the Eastern District of Virginia and the United States Department of Justice, Criminal Division, Fraud Section. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed March 12, 2019 (File No. 001-33767) and incorporated by reference)

10.20

Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order, dated March 12, 2019, between the United States Securities and Exchange Commission and Lumber Liquidators, Holdings, Inc. (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed March 12, 2019 (File No. 001-33767) and incorporated by reference)

10.21

Class Action Settlement in the Kramer Litigation dated September 9, 2019 by and between the Plaintiffs in the Kramer Litigation and Lumber Liquidators, Inc. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed November 6, 2019 (File No. 001-33767) and incorporated by reference)

10.22

Agreement of Compromise and Settlement in the Gold Litigation dated September 30, 2019 by and between the Plaintiffs in the Gold Litigation and Lumber Liquidators, Inc. (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q, filed November 6, 2019 (File No. 001-33767) and incorporated by reference)

10.23*

Offer Letter Agreement with Timothy J. Mulvaney, dated March 22, 2017 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed May 26, 2017 (File No. 001-33767) and incorporated by reference)

10.24

Office Deed of Lease Agreement dated October 19, 2018, by and between LM Retail, LLC and Lumber Liquidators Services, LLC (filed as Exhibit 10.35 to the Company’s annual report on Form 10-K, filed on March 18, 2019 (file No. 001-33767) and incorporated by reference)

10.25*

Offer Letter Agreement with Jennifer Bohaty, dated March 30, 2018 (filed as Exhibit 10.36 to Company’s annual report on Form 10-K, filed on March 18, 2019 (file No. 001-33767) and incorporated by reference)

10.26*

Offer Letter Agreement with Charles E. Tyson, dated May 17, 2018 (filed as Exhibit 10.37 to Company’s annual report on Form 10-K, filed on March 18, 2019 (file No. 001-33767) and incorporated by reference)

10.27*	Severance Agreement, dated as of July 26, 2018, between Lumber Liquidators Holdings, Inc. and Jennifer Bohaty (filed herewith)
10.28*

Severance Agreement, dated as of March 15, 2019, between the Company and Timothy J. Mulvaney (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on March 18,2019 (file No. 001-33767) and incorporated by reference)

10.29*

Offer Letter Agreement with Nancy A. Walsh, dated August 9, 2019 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on August 19, 2019 (file No. 001-33767) and incorporated by reference)

10.30*

Severance Agreement, effective as of September 9, 2019 between the Company and Nancy A. Walsh, dated August 9, 2019 (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed on August 19, 2019 (file No. 001-33767) and incorporated by reference)

10.31*

Offer Letter Agreement with Christopher Thomsen, dated August 8, 2016 (filed as Exhibit 10.45 to the Company’s annual report on Form 10-K, filed February 25, 2020 (file No. 001-337-67) and incorporated by reference)

10.32*	Severance Agreement, effective as of July 26, 2018 between the Company and Christopher Thomsen (filed herewith)
10.33*

Waiver and Release Agreement for Dennis R. Knowles, dated as of February 5, 2020 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on February 6, 2020 (file No. 001-33767) and incorporated by reference)

10.34*

Amendment to Severance Agreement for Nancy A. Walsh, dated as of February 5, 2020 (filed as Exhibit 10.3 to the Company’s current report on Form 8-K, filed on February 6, 2020 (file No. 001-33767) and incorporated by reference)

10.35*	Severance Agreement, dated as of May 27, 2020, by and between Lumber Liquidators Holdings, Inc. and Charles E. Tyson (filed herewith)
10.36*	Offer Letter Agreement with Matthew Argano, dated March 28, 2020 (filed herewith)
10.37*	Severance Agreement, dated as of April 20, 2020, by and between Lumber Liquidators Holdings, Inc. and Matthew Argano (filed herewith)
21.1	Subsidiaries of Lumber Liquidators Holdings, Inc.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002
101

The following financial statements from the Company’s Form 10-K for the year ended December 31, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Indicates a management contract or compensation plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2021.

LUMBER LIQUIDATORS HOLDINGS, INC.
(Registrant)

By:	/s/ Charles E. Tyson
Charles E. Tyson
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2021.

Signature	Title

/s/ Charles E. Tyson	Chief Executive Officer
Charles E. Tyson	(Principal Executive Officer)

/s/ Nancy A. Walsh	Chief Financial Officer
Nancy A. Walsh	(Principal Financial Officer)

/s/ Timothy J. Mulvaney	Chief Accounting Officer
Timothy J. Mulvaney	(Principal Accounting Officer)

/s/ Nancy M. Taylor	Chairperson of the Board
Nancy M. Taylor
/s/ Terri F. Graham	Director
Terri F. Graham

/s/ David A. Levin	Director
David A. Levin

/s/ Douglas T. Moore	Director
Douglas T. Moore

/s/ Joseph M. Nowicki, Jr.	Director
Joseph M. Nowicki, Jr.

/s/ Famous P. Rhodes	Director
Famous P. Rhodes

/s/ Martin F. Roper	Director
Martin F. Roper

/s/ Jimmie L. Wade	Director
Jimmie L. Wade