Form 10-Q
period 2021-03-31
Lumber Liquidators Holdings, Inc.
filed 2021-05-05
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021, there are 29,025,638 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2021

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash and Cash Equivalents	$208,864	$169,941
Merchandise Inventories	225,404	244,409
Prepaid Expenses	9,661	9,370
Tariff Recovery Receivable	1,070	4,078
Other Current Assets	9,348	10,354
Total Current Assets	454,347	438,152
Property and Equipment, net	95,679	97,557
Operating Lease Right-of-Use Assets	111,775	109,475
Goodwill	9,693	9,693
Deferred Tax Asset	11,584	11,611
Other Assets	8,227	7,860
Total Assets	$691,305	$674,348

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$75,103	$70,543
Customer Deposits and Store Credits	68,211	61,389
Accrued Compensation	8,588	15,347
Sales and Income Tax Liabilities	6,244	5,793
Accrual for Legal Matters and Settlements - Current	36,594	30,398
Operating Lease Liabilities - Current	32,005	33,024
Other Current Liabilities	26,449	25,761
Total Current Liabilities	253,194	242,255
Other Long-Term Liabilities	6,825	13,293
Operating Lease Liabilities - Long-Term	92,162	90,194
Credit Agreement	101,000	101,000
Total Liabilities	453,181	446,742

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 30,398 and 30,229 shares issued and 29,025 and 28,911 shares outstanding, respectively)	30	30
Treasury Stock, at cost (1,373 and 1,318 shares, respectively)	(144,352)	(142,977)
Additional Capital	223,899	222,628
Retained Earnings	158,547	147,925
Total Stockholders’ Equity	238,124	227,606
Total Liabilities and Stockholders’ Equity	$691,305	$674,348

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020

Net Sales
Net Merchandise Sales	$250,043	$238,782
Net Services Sales	33,407	28,592
Total Net Sales	283,450	267,374
Cost of Sales
Cost of Merchandise Sold	142,010	140,745
Cost of Services Sold	25,848	21,657
Total Cost of Sales	167,858	162,402
Gross Profit	115,592	104,972
Selling, General and Administrative Expenses	102,487	96,207
Operating Income	13,105	8,765
Other (Income) Expense	(769)	883
Income Before Income Taxes	13,874	7,882
Income Tax Expense (Benefit)	3,252	(4,353)
Net Income	$10,622	$12,235
Net Income per Common Share—Basic	$0.37	$0.43
Net Income per Common Share—Diluted	$0.36	$0.42
Weighted Average Common Shares Outstanding:
Basic	28,943	28,739
Diluted	29,547	28,853

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020

Net Income	$10,622	$12,235
Other Comprehensive Income:
Foreign Currency Translation Adjustments	—	45
Total Other Comprehensive Income	—	45
Comprehensive Income	$10,622	$12,280

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

								Total
	Common Stock		Treasury Stock		Additional	Retained		Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	AOCL	Equity

January 1, 2020	28,714	$30	1,245	$(142,314)	$218,616	$86,498	$(1,580)	$161,250
Stock-Based Compensation Expense	—	—	—	—	120	—	—	120
Release of Restricted Shares	98	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	48	(316)	—	—	—	(316)
Translation Adjustment	—	—	—	—	—	—	45	45
Net Income	—	—	—	—	—	12,235	—	12,235
March 31, 2020	28,812	$30	1,293	$(142,630)	$218,736	$98,733	$(1,535)	$173,334

January 1, 2021	28,911	$30	1,318	$(142,977)	$222,628	$147,925	$—	$227,606
Stock-Based Compensation Expense	—	—	—	—	1,230	—	—	1,230
Exercise of Stock Options	3	—	—	—	41	—	—	41
Release of Restricted Shares	111	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	55	(1,375)	—	—	—	(1,375)
Net Income	—	—	—	—	—	10,622	—	10,622
March 31, 2021	29,025	$30	1,373	$(144,352)	$223,899	$158,547	$—	$238,124

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020

Cash Flows from Operating Activities:
Net Income	$10,622	$12,235
Adjustments to Reconcile Net Income:
Depreciation and Amortization	4,664	4,493
Deferred Income Taxes Provision	27	378
Income on Vouchers Redeemed for Legal Settlements	(503)	—
Stock-Based Compensation Expense	1,230	120
Provision for Inventory Obsolescence Reserves	26	452
Gain on Disposal of Fixed Assets	(30)	(743)
Changes in Operating Assets and Liabilities:
Merchandise Inventories	18,002	16,379
Accounts Payable	6,042	9,055
Accrued Compensation	(6,759)	(1,805)
Customer Deposits and Store Credits	6,822	(3,735)
Tariff Recovery Receivable	3,008	(132)
Prepaid Expenses and Other Current Assets	1,301	1,998
Accrual for Legal Matters and Settlements	7,698	—
Payments for Legal Matters and Settlements	(23)	(5)
Other Assets and Liabilities	(7,632)	(2,725)
Net Cash Provided by Operating Activities	44,495	35,965

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(4,296)	(4,480)
Other Investing Activities	58	306
Net Cash Used in Investing Activities	(4,238)	(4,174)

Cash Flows from Financing Activities:
Borrowings on Credit Agreement	—	8,000
Payments on Credit Agreement	—	(26,000)
Common Stock Repurchased	(1,375)	(316)
Other Financing Activities	41	—
Net Cash Used in Financing Activities	(1,334)	(18,316)
Effect of Exchange Rates on Cash and Cash Equivalents	—	(44)
Net Increase in Cash and Cash Equivalents	38,923	13,431
Cash and Cash Equivalents, Beginning of Period	169,941	8,993
Cash and Cash Equivalents, End of Period	$208,864	$22,424

Supplemental disclosure of non-cash operating activities:
Relief of Inventory for Vouchers Redeemed for Legal Settlements	$977	$—

Supplemental disclosure of non-cash investing activities:
Tenant Improvement Allowance for Leases	$(585)	$(496)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except per share amounts)

Note 1.       Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hard-surface flooring, and hard-surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, resilient vinyl, water-resistant vinyl plank and porcelain tile flooring direct to the consumer. The Company features renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. The Company also provides in-home delivery and installation services to its customers. The Company primarily sells to homeowners or to contractors on behalf of homeowners through a network of store locations in metropolitan areas. As of March 31, 2021, the Company’s stores spanned 47 states in the United States (“U.S.”). In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its customer relationship center in Richmond, Virginia and its digital platform, LLFlooring.com.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2020.

The condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Results of operations for the three months ended March 31, 2021 are not necessarily indicative of future results to be expected for the full year due to a number of factors, including seasonality, tariffs, supply chain, and general economic conditions, as well as the uncertainty and ongoing impact of the COVID-19 pandemic that may impact sales for the remainder of fiscal 2021.

Note 2.       Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and other liabilities approximates fair value because of the short-term nature of these items. The fair value of the Company’s long-term debt was approximately $106 million at March 31, 2021 assuming the current debt levels remain outstanding until maturity. The Company estimates the fair value of its long-term debt using Level 3 inputs which are based upon the current interest rates available to the Company for debt of similar terms and maturities. The carrying amount of obligations under its Credit Agreement approximates fair value due to the variable rate of interest as March 31, 2020.

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or net realizable value. The method by which amounts are removed from inventory is weighted average cost. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form. The Company relies on a select group of international and domestic suppliers to provide imported flooring products that meet the Company’s specifications. The Company is subject to risks associated with obtaining products from abroad, including disruptions or delays in production, shipments, supply chain, delivery or processing, including due to the COVID-19 pandemic. The Company continues to execute contingency plans to minimize anticipated and potential disruptions to supply chain, domestic distribution centers and store operations.

Included in merchandise inventories are tariff-related costs, including Section 301 tariffs on certain products imported from China in recent years. A subset of these imports for certain click vinyl and other engineered products (the “Subset Products”) received an exemption that was made retroactive to the beginning of the Section 301 Tariffs for a period of time. The Company has deployed strategies to mitigate tariffs and improve gross margin, primarily through adjusting its pricing and promotion strategies and alternative country sourcing. The Company continues to monitor market pricing and promotional strategies to inform and guide its decisions. The following chart provides a timeline and tariff levels for the key events related to Section 301 Tariffs.

		Section 301 tariff		Corresponding approximate
Event	Timing	level on imports	Tariff level on	percentage of Company's
		from China	Subset Products	merchandise subject to tariff
Imposition of Tariffs	September 2018	10%	10% then 0%[1]	48%
Increase in Tariffs	June 2019	25%	25% then 0%[1]	44%
Retroactive Exemption on Subset Products[1]	November 2019	25%	0%	10%
Exemption Not Renewed and Tariffs Re-imposed on Subset Products	August 2020	25%	25%	32%
	March 31, 2021	25%	25%	23%
1	On November 7, 2019, the U.S. Trade Representative granted a retroactive exclusion to September 2018 on Subset Products as defined in the Section 301 Tariffs section above bringing the rate to 0%.

As of March 31, 2021, the Company has a $1.1 million receivable related to the retroactive exclusion tariffs in the caption “Tariff Recovery Receivable” on the condensed consolidated balance sheets and expects to receive the remaining payments during 2021.

Recognition of Net Sales

The Company generates revenues primarily by retailing merchandise in the form of hard-surface and porcelain flooring and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Sales occur through a network of 412 stores, which spanned 47 states in the U.S. at March 31, 2021. In addition, both the merchandise and services can be ordered through a call center and from the Company’s digital platform, LLFlooring.com. The Company’s agreements with its customers are of short duration (less than a year) and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

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

The following table shows the activity in this account for the periods noted:

	Three Months Ended March 31,
	2021	2020
Customer Deposits and Store Credits, Beginning Balance	$(61,389)	$(41,571)
New Deposits	(310,459)	(280,852)
Recognition of Revenue	283,450	267,374
Sales Tax included in Customer Deposits	17,541	16,681
Other	2,646	532
Customer Deposits and Store Credits, Ending Balance	$(68,211)	$(37,836)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 90 days, subject to the discretion of the store manager. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels, and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company reduces revenue by the amount of expected returns and records it within “Other Current Liabilities” on the condensed consolidated balance sheet. The Company continues to estimate the amount of returns based on historical data. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the “Other Current Assets” caption of the accompanying condensed consolidated balance sheet. This amount was $1.3 million at March 31, 2021. The Company recognizes sales commissions as incurred since the amortization period is less than one year.

In total, the Company offers hundreds of different flooring products; however, no single flooring product represented a significant portion of its sales mix. By major product category, the Company’s sales mix was as follows:

	Three Months Ended March 31,
	2021		2020
Manufactured Products [1]	$132,093	46%	$119,052	44%
Solid and Engineered Hardwood	76,195	27%	76,622	29%
Moldings and Accessories and Other	41,755	15%	43,108	16%
Installation and Delivery Services	33,407	12%	28,592	11%
Total	$283,450	100%	$267,374	100%

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

The Company offers a range of limited warranties for the durability of the finish on its prefinished products to its services provided. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. Warranty costs are recorded in cost of sales. This warranty reserve was $1.1 million at March 31, 2021. The Company seeks recovery from its vendors and third-party independent contractors of installation services for certain amounts paid.

Vendor allowances primarily consist of volume rebates and are accrued as earned, with those allowances received as a result of attaining certain purchase levels accrued over the incentive period based on estimates of purchases. Volume rebates earned are initially recorded as a reduction in merchandise inventories and a subsequent reduction in cost of sales when the related product is sold. Reimbursement received for the cost of producing samples is recorded as an offset against cost of sales.

Note 3.       Stockholders’ Equity

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2021	2020
Net Income	$10,622	$12,235
Weighted Average Common Shares Outstanding—Basic	28,943	28,739
Effect of Dilutive Securities:
Common Stock Equivalents	604	114
Weighted Average Common Shares Outstanding—Diluted	29,547	28,853
Net Income per Common Share—Basic	$0.37	$0.43
Net Income per Common Share—Diluted	$0.36	$0.42

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Stock Options	111	676
Restricted Shares	109	277

Note 4.       Stock-based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

		Restricted Stock
	Stock Options	Awards
Options Outstanding/Nonvested RSAs, December 31, 2020	554	872
Granted	105	233
Options Exercised/RSAs Released	(3)	(166)
Forfeited	(1)	(8)
Options Outstanding/Nonvested RSAs, March 31, 2021	655	931

The Company granted a target of 47,768 performance-based RSAs with a grant date fair value of $1.1 million during the three months ended March 31, 2021 and a target of 67,091 performance-based RSAs with a grant date fair value of $0.7 million during the three months ended March 31, 2020. The 2021 performance-based RSAs were awarded to certain members of senior management in connection with the achievement of specific key financial metrics that will be measured over a three-year period and which will vest at the end of the three-year period if the performance conditions are met. The number of 2021 performance-based awards that will ultimately vest is contingent upon the achievement of these key financial metrics by the end of year three. The 2020 performance-based RSAs were awarded to certain members of senior management in connection with the achievement of specific key financial metrics and a relative total shareholder return multiple measured over a three-year period and also vest at the end of a three-year period if the performance conditions are met. The number of 2020 performance-based awards that will ultimately vest is contingent upon the achievement of these key financial metrics and the results of the relative total shareholder return multiple by the end of year three. The Company assesses the probability of achieving these metrics on a quarterly basis. For these awards, the Company recognizes the fair value expense ratably over the performance and vesting period. These awards are included above in RSAs Granted.

Note 5.      Credit Agreement

The Company has a credit agreement (the “Credit Agreement”) with Bank of America, N.A. and Wells Fargo Bank, N.A. (the “Lenders”). Under the Credit Agreement, the maximum amount of borrowings under the revolving credit facility (the “Revolving Credit Facility”) was $175 million and there is a first in-last out $25 million term loan (the “FILO Term Loan”) for a total of $200 million, subject to the borrowing bases described below. The Company also has the option to increase the Revolving Credit Facility to a maximum total amount of $225 million, subject to the satisfaction of the conditions to such increase as specified in the Credit Agreement.

As of March 31, 2021, a total of $76 million was outstanding under the Revolving Credit Facility and $25 million was outstanding under the FILO Term Loan. The Company also had $4 million in letters of credit which reduces its remaining availability. As of March 31, 2021, there was $31 million of availability under the Revolving Credit Facility.

The Revolving Credit Facility and the FILO Term Loan are secured by security interests in the Collateral (as defined in the Credit Agreement), which includes substantially all assets of the Company including, among other things, the Company’s inventory and credit card receivables, and the Company’s East Coast distribution center located in Sandston, Virginia. Under the terms of the Credit Agreement, the Company has the ability to release the East Coast distribution center from the Collateral under certain conditions.

Prior to the Second Amendment discussed below, interest on LIBOR Rate loans (as defined in the First Amendment) and fees for standby letters of credit were charged at varying per annum rates computed by applying a margin ranging from (i) 2.5% to 3% over the applicable LIBOR Rate with respect to revolving loans (as defined in the First Amendment) and (ii) 3.75% to 4.5% over the applicable LIBOR Rate with respect to the FILO Term Loan, in each case depending on the Company’s’ average daily excess borrowing availability. Also the unused commitment fee was 0.50% per annum on the average daily unused amount of the Revolving Credit Facility during the most recently completed calendar quarter. As of March 31, 2021, the Company’s Revolving Credit Facility carried an average interest rate of 4.0% and the FILO Term Loan carried an interest rate of 5.5%.

Prior to the Second Amendment discussed below, the Revolving Credit Facility was available to the Company up to the lesser of (1) $175 million or (2) a revolving borrowing base equal to the sum of specified percentages of the Company’s eligible inventory (including eligible in-transit inventory), eligible credit card receivables, and eligible owned real estate, less certain reserves, all of which are defined by the terms of the Credit Agreement (the “Revolving Borrowing Base”). If the outstanding FILO Term Loan exceeds the FILO Borrowing Base (as defined in the Credit Agreement), the amount of such excess reduces availability under the Revolving Borrowing Base. The Company retained an option to increase the Revolving Credit Facility to a maximum total amount of $225 million, subject to the satisfaction of the conditions to such increase as specified in the Credit Agreement.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective only when specified availability under the Revolving Credit Facility falls below the greater of $17.5 million or 10% of the Combined Loan Cap (as defined in the Credit Agreement).

On April 30, 2021, the Company entered into a Second Amendment to the Credit Agreement (the “Second Amendment”) with the Lenders. The execution of the Second Amendment, among other things, terminated the FILO Term Loans and converted those commitments to the Revolving Credit Facility. The total size of the Credit Agreement remained at $200 million, and the Company has an option to the increase the Revolving Credit Facility to a maximum total amount of $250 million. The maturity date of the Credit Agreement was extended to April 30, 2026.

The Second Amendment decreased the margin for LIBOR Rate Loans (as defined in the Second Amendment) to a range of 1.25% to 1.75% over the applicable LIBOR Rate with respect to revolving loans (as defined in the Second Amendment) depending on the Company’s’ average daily excess borrowing availability. As previously stated, the FILO Term Loans were terminated by this Second Amendment. The amendment decreased the LIBOR Rate Floor from 1% to 0.25%. The Second Amendment also decreased the unused commitment fee of 0.50% per annum to 0.25% per annum on the average daily unused amount of the Revolving Credit Facility during the most recently completed calendar quarter.

Except as set forth in the Second Amendment, all other terms and conditions of the Credit Agreement remain in place.

Note 6.       Income Taxes

The Company calculates its quarterly tax provision pursuant to the guidelines in Accounting Standards Codification ("ASC") 740-270 "Income Taxes." Generally, ASC 740-270 requires companies to estimate the annual effective tax rate for current year ordinary income. The estimated annual effective tax rate represents the best estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision. This process was employed in 2021. Due to disruption related to the COVID-19 pandemic in 2020, the Company applied the actual year-to-date effective tax rate for the first quarter tax provision in 2020.

For the three months ended March 31, 2021, the Company recognized income tax expense of $3.3 million, which represented an effective tax rate of 23.4%. For the three months ended March 31, 2020, the Company recognized an income tax benefit of $4.4 million, which represented an effective tax rate of (55.2)%. The large benefit in the Company’s first-quarter 2020 tax rate reflected the March 27, 2020 Coronavirus Aid, Relief, and Economic Security Act (CARES Act) which allowed the Company to carryback certain losses to prior periods and deduct certain capital expenditures from prior periods more quickly giving rise to a $4.7 million Federal tax benefit in the period.

The Company has a valuation allowance recorded against certain of its net deferred tax assets of $5.6 million as of March 31, 2021 because the jurisdiction and nature of the assets makes realization of these deferred tax assets uncertain. The Company intends to maintain this valuation allowance on its deferred tax assets until there is sufficient evidence to support the realizability of those deferred tax assets or time lapses without opportunity to realize those assets.

Note 7.       Commitments and Contingencies

The following chart shows the activity related to the Balance Sheet “Accrual for Legal Matters and Settlements-Current”. The matters themselves are described in greater detail in the paragraphs that follow the chart.

	January 1, 2021				March 31, 2021
Litigation Matter	Accrual for Legal Matters				Accrual for Legal Matters
Description	and Settlements - Current	Accruals	Settlement Payments	Vouchers Redeemed	and Settlements - Current
MDL	$14,000	$—	$—	$(1,479)	$12,521	[1]
Gold	16,000	—	—	—	16,000	[1]
Mason	—	7,000	—	—	7,000
Other Matters	398	698	(23)	—	1,073
	$30,398	$7,698	$(23)	$(1,479)	$36,594

	January 1, 2020				March 31, 2020
Litigation Matter	Accrual for Legal Matters				Accrual for Legal Matters
Description	and Settlements - Current	Accruals	Settlement Payments	Vouchers Redeemed	and Settlements - Current
MDL	$35,500	$—	$—	$—	$35,500
Gold	27,000	—	—	—	27,000
Kramer	4,750	—	—	—	4,750
Other Matters	221	—	(5)	—	216
	$67,471	$—	$(5)	$—	$67,466

1	The remaining accrual will be fulfilled by redeeming vouchers as discussed below.

Employment Cases

Mason Lawsuit

In August 2017, Ashleigh Mason, Dan Morse, Ryan Carroll and Osagie Ehigie filed a purported class action lawsuit in the United States District Court for the Eastern District of New York on behalf of all current and former store managers, store managers in training, and similarly situated current and former employees (collectively, the “Mason Putative Class Employees”) alleging that the Company violated the Fair Labor Standards Act (“FLSA”) and New York Labor Law (“NYLL”) by classifying the Mason Putative Class Employees as exempt. The alleged violations include failure to pay for overtime work. The plaintiffs sought certification of the Mason Putative Class Employees for (i) a collective action covering the period beginning three years prior to the filing of the complaint (plus a tolling period) through the disposition of this action for the Mason Putative Class Employees nationwide in connection with FLSA and (ii) a class action covering the period beginning six years prior to the filing of the complaint (plus a tolling period) through the disposition of this action for members of the Mason Putative Class Employees who currently are or were employed in New York in connection with NYLL. The plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, the plaintiffs seek class certification, unspecified amounts for unpaid wages and overtime wages, liquidated and/or punitive damages, declaratory relief, restitution, statutory penalties, injunctive relief and other damages.

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

In April 2021, the Company entered into a Memorandum of Understanding (“Mason MOU”) with counsel for the lead plaintiffs in the Mason matter. Under the terms of the Mason MOU, the Company will pay up to $7 million to settle the claims asserted in the Mason matter on behalf of all Mason Putative Class Employees who (i) opted-in to the collective action (“Collective Members”) and (ii) are currently or were employed in New York and did not previously file an opt-in notice to participate in the collective action (the “New York Non Opt-Ins”). The New York Non Opt-Ins will have an opportunity to file an opt-in notice to participate in the settlement. To the extent that a New York Non Opt-In does not subsequently file such a notice, then the amount apportioned to that claim shall revert to the Company. In addition, any checks issued to the Collective Members and the New York Non Opt-Ins which are not cashed within one hundred eighty days will revert to the Company. The Mason MOU is subject to certain contingencies, including the execution of a definitive settlement agreement and court approval of the definitive settlement agreement. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. If a final, court approved settlement is not reached, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for success on the merits. If the parties are unable to finalize the settlement, the Mason matter could have a material adverse effect on the Company’s financial condition and results of operations. As a result of these developments, the Company determined that a probable loss has been incurred and has accrued within SG&A a $7 million liability during the quarter ended March 31, 2021.

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

In December 2020, the Company began contacting individuals who constitute the Savidis Plaintiffs and offered individual settlements in satisfaction of their claims. In April 2021, the Company entered into a Memorandum of Understanding (“Savidis MOU”) with counsel for the lead plaintiffs in the Savidis matter. Under the terms of the Savidis MOU, the Company will pay $0.9 million reduced by a credit of $0.1 million for amounts already paid to the individuals who accepted the Company’s prior settlement offer. The Company accrued an additional $675 thousand related to this matter on the March 31, 2021 condensed consolidated balance sheets. The Savidis MOU is subject to certain contingencies, including the execution of a definitive settlement agreement and court approval of the definitive settlement agreement. There can be no assurance that a settlement will be finalized or approved or as to the ultimate outcome of the litigation. If a final, court approved settlement is not reached, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for success on the merits. If the parties are unable to finalize the settlement, the Savidis matter could have a material adverse effect on the Company’s financial condition and results of operations.

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

On December 14, 2020, the court ruled in favor of a motion by the Company to compel arbitration for Michael Visnack under the existing agreement between the Company and Mr. Visnack. The court declined to outright dismiss the putative class claims but stayed the putative class claims and Private Attorneys General Act claims pending arbitration. The court denied plaintiff’s request to conduct discovery. In the first quarter of 2021, the Company received notice that Mr. Visnack has filed an arbitration claim, which the Company intends to defend. Mr. Visnack is a Collective Member of the Mason Putative Class and will have the opportunity to decide whether to participate in the Mason settlement and release his claims against the Company, in which case he would be removed as the lead Plaintiff in the Visnack matter. In December 2020, the Company began contacting individuals who constitute the purported class in the Visnack matter and has offered individual settlements in satisfaction of their claims. To the extent individuals accepted these settlement offers, they have released the Company from the claims and been removed from the purported class. As of March 31, 2021, the Company had reached agreement with a portion of the purported class incurring less than $50 thousand in fees, taxes, and other costs. The Company included those amounts in “Other Matters” in the chart above.

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

Results by period for the Company are shown below. The column labeled ‘March 31, 2021 Receivable/Liability Balance’ represents the amount the Company would receive or pay (net of any collections or payments) as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. It does not include any initial amounts paid for AD or CVD in the current period at the in-effect rate at that time.

The Company recorded net interest income related to antidumping of $1.8 million for the three months ended March 31, 2021, with the amount included in other expense on the condensed consolidated statements of operations. The estimated associated interest payable and receivable for each period is not included in the table below but is included in the same financial statement line item on the Company’s condensed consolidated balance sheet as the associated liability and receivable balance for each period.

Review		Rates at which		March 31, 2021
Period	Period Covered	Company	Final Rate	Receivable/Liability
		Deposited		Balance
Antidumping
1	May 2011 through	6.78% and 3.3%	0.73%[1]	$1.3 million
	November 2012			receivable[1]
2	December 2012 through	3.30%	3.92% [2]	$0.2 million
	November 2013			liability[2]
3	December 2013 through	3.3% and 5.92%	0.0%[3]	$1.8 million
	November 2014			receivable[3]
4	December 2014 through	5.92% and 13.74%	0.00%	Settled
November 2015
5	December 2015 through	5.92%. 13.74%. and 17.37%	0.00%	Settled
November 2016
6	December 2016 through	17.37% and 0.00%	42.57% and 0.0%[4]	$0.5 million receivable
	November 2017			$1.5 million liability[4]
7	December 2017 through	0.00%	Pending[5]	NA
November 2018
			Included on the Condensed Consolidated Balance Sheet in Other Current Assets	$2.3 million
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$1.3 million
			Included on the Condensed Consolidated Balance Sheet in Other Current Liabilities	$0.2 million
			Included on the Condensed Consolidated Balance Sheet in Other Long-Term Liabilities	$1.5 million
Countervailing
1&2	April 2011 through	1.50%	0.83% / 0.99%	$0.2 million
	December 2012			receivable
3	January 2013 through December 2013	1.50%	1.38%	$0.05 million receivable
4	January 2014 through December 2014	1.50% and 0.83%	1.06%	$0.02 million receivable
5	January 2015 through December 2015	0.83% and 0.99%	Final at 0.11% and 0.85%[6]	$0.07 million receivable [6]
6	January 2016 through December 2016	0.99% and 1.38%	Final at 3.10% and 2.96%	$0.04 million liability [7]
7	January 2017 through December 2017	1.38% and 1.06%	20.75%[8]	$1.7 million liability [8]
8	January 2018 through December 2018	1.06%	Pending	NA
			Included on the Condensed Consolidated Balance Sheet in Other Current Assets	$0.07 million
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$0.3 million
			Included on the Condensed Consolidated Balance Sheet in Other Current Liabilities	$0.04 million
			Included on the Consolidated Balance Sheet in Other Long-Term Liabilities	$1.7 million

1	In the second quarter of 2018, the Court of International Trade (“CIT”) sustained the DOC’s recommendation to reduce the rate for the first annual review period to 0.73% (from 5.92%). As a result, the Company reversed its $0.8 million liability and recorded a $1.3 million receivable with a corresponding reduction of cost of sales during the year ended December 31, 2018.

2	In the second quarter of 2020, the CIT received a recommendation from the DOC to reduce the rate for the second annual review period to 3.92% (from 13.74%). The recommendation was accepted by the CIT in the fourth quarter of 2020, and the Company reversed $3.9 million of its $4.1 million liability, with a corresponding reduction of cost of sales.

3	In the third quarter of 2020, the CIT received a recommendation from the DOC to reduce the rate for the third annual review period to 0.0% from 17.37%. The recommendation was accepted by the CIT in the first quarter of 2021, and the Company reversed the entire $4.7 million liability, with a corresponding reduction of cost of sales, and recorded a $1.8 million receivable and favorable adjustment to cost of sales for deposits made at previous preliminary rates.

4	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 42.57% and 0% depending on the vendor. As a result, the Company recorded a liability of $0.8 million with a corresponding reduction of cost of sales during the year ended December 31, 2019. The Company received payments during 2019 for its vendor with a final rate of 0% and the remaining balance of $0.5 million as of March 31, 2021 was included in other current assets on the condensed consolidated balance sheet. The vendors with a final rate of 42.57% are under appeal and the balance of $1.5 million as of March 31, 2021 was included in other long-term liabilities on the condensed consolidated balance sheet.

5	In the first quarter of 2020, the DOC issued a preliminary rate of 0.0% for the seventh annual review period.

6	In the second quarter of 2018, the DOC issued the final rates for the fifth annual review period at 0.11% and 0.85% depending on the vendor. As a result, in the second quarter of 2018, the Company recorded a receivable of $0.07 million for deposits made at previous preliminary rates, with a corresponding reduction of cost of sales.

7	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 3.1% and 2.96% depending on the vendor. As a result, the Company recorded a liability of $0.4 million with a corresponding reduction of cost of sales during the year ended December 31, 2019. The remaining balance, after payments, was approximately $40 thousand as of March 31, 2021.

8	In the fourth quarter of 2020, the DOC issued the final rate 20.75% for the seventh annual review period. As a result, the Company recorded a liability of $1.7 million with a corresponding increase to cost of sales during the year ended December 31, 2020. The Company has appealed this final rate during the first quarter of 2021.

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

The Company recognized a charge to earnings of $28 million within selling, general and administrative expense during the fourth quarter of 2018 as its loss became probable and estimable. During the third quarter of 2020, the Company recognized an additional charge to earnings for in-store vouchers of $2 million within selling, general and administrative expense as the Company became aware that a threshold in the settlement agreement was met. The Company paid the remaining $13 million of the Gold Cash Payment in the fourth quarter of 2020. As of March 31, 2021, the remaining accrual related to these matters was $16 million for vouchers, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on its consolidated balance sheet. Based on a current court order, the vouchers are expected to be issued late in the second quarter of 2021.

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

The $36 million aggregate settlement amount was accrued in 2017. The Company had held $21.5 million of the Settlement as a deposit pending the appeals and the distribution of cash by the administrator, which occurred in the fourth quarter of 2020. As of March 31, 2021, the remaining accrual related to these matters was $12.5 million for vouchers, which has been included in the caption “Accrual for Legal Matters and Settlements – Current” on its condensed consolidated balance sheet. As $1.5 million of vouchers were redeemed during the first quarter of 2021, the Company relieved the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.5 million was recorded as a reduction in “Selling, General and administrative Expenses” (“SG&A”) on the condensed consolidated statement of operations.

In addition to those purchasers who elected to opt out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”). Certain of these Related Laminate Matters were settled in 2019. The Company did not have any expense for these matters for the three months ended March 31, 2021, or for the three months ended March 31, 2020. As of March 31, 2021 and 2020, the remaining accrual related to these matters was $0.1 million, which has been included in the caption “Accrual for Legal Matters and Settlements Current” on the condensed consolidated balance sheet. While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact on us of any of the following:

●	an overall decline in the health of the economy, the hard-surface flooring industry, the housing market and overall consumer spending, including the effects of the COVID-19 pandemic;
●	impact on sales, ability to obtain and distribute products, and employee safety and retention, including the effects of the COVID-19 pandemic and roll-out of vaccine;
●	having sufficient inventory for consumer demand;
●	the outcomes of legal proceedings, and the related impact on liquidity;
●	reputational harm;
●	obtaining products from abroad, including the effects of the COVID-19 pandemic and tariffs, delays in shipping, the recent blockage of freight through the Suez Canal as well as the effects of antidumping and countervailing duties;
●	obligations under various settlement agreements and other compliance matters;
●	disruptions due to cybersecurity threats, including any impacts from a network security incident;

●	inability to open new stores, find suitable locations for our new store concept, and fund other capital expenditures;
●	inability to execute on our key initiatives or such key initiatives do not yield desired results;
●	managing growth;
●	transportation availability and costs;
●	damage to our assets;
●	disruption in our ability to distribute our products, including due to disruptions from the impacts of severe weather;
●	operating an office in China;
●	managing third-party installers and product delivery companies;
●	renewing store, warehouse, or other corporate leases;
●	having sufficient suppliers;
●	our, and our suppliers’, compliance with complex and evolving rules, regulations, and laws at the federal, state, and local level;
●	product liability claims, marketing substantiation claims, wage and hour claims, and other labor and employment claims;
●	availability of suitable hardwood, including due to disruptions from the impacts of severe weather;
●	sufficient insurance coverage, including cybersecurity insurance;
●	access to and costs of capital;
●	the handling of confidential customer information, including the impacts from the California Consumer Privacy Act and other applicable data privacy laws and regulations;
●	management information systems disruptions;
●	alternative e-commerce offerings;
●	our advertising and overall marketing strategy, including anticipating consumer trends;
●	competition;
●	impact of changes in accounting guidance, including implementation guidelines and interpretations;
●	internal controls;
●	stock price volatility; and
●	anti-takeover provisions.

Information regarding risks and uncertainties is contained in the Company’s reports filed with the SEC, including the Item 1A, “Risk Factors,” section of this quarterly report and the Form 10-K for the year ended December 31, 2020.

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2020.

Overview

Lumber Liquidators is one of North America's leading specialty retailers of hard-surface flooring with 412 stores as of March 31, 2021. Our Company seeks to offer the best customer experience online and in stores, with more than 400 varieties of hard-surface floors featuring a range of quality styles and on-trend designs. Our online tools also help empower customers to find the right solution for the space they’ve envisioned. Our extensive selection includes vinyl plank, solid and engineered hardwood, laminate, bamboo, porcelain tile, and cork, with a wide range of flooring enhancements and accessories to complement. Our stores are staffed with flooring experts who provide advice, pro partnership services and installation options for all of our products, the majority of which is in stock and ready for delivery.

Our vision is to be the customer’s first choice in hard-surface flooring by providing the best experience, from start to finish. We offer a wide selection of high-quality, stocked products and the accessible flooring expertise and service of a local store, with the scale, omni-channel convenience and value of a national chain. We plan to leverage this advantage to differentiate ourselves in the highly fragmented flooring market. We launched our new digital platform, LLFlooring.com, in December 2020. In February 2021, we launched our new mobile app featuring our popular Picture It and Floor Finder tools and making it easy to order installations.

To supplement the financial measures prepared in accordance with U.S. generally accepted accounting principles (GAAP), the Company uses the following non-GAAP financial measures: (I ) Adjusted Gross Profit; (ii) Adjusted Gross Margin; (iii) Adjusted SG&A; (iv) Adjusted SG&A as a percentage of net sales; (v) Adjusted Operating Income; (vi) Adjusted Operating Margin; (vii) Adjusted Other (Income) Expense; (viii) Adjusted Earnings; and (ix) Adjusted Earnings per Diluted Share. These non-GAAP financial measures should be viewed in addition to, and not in lieu of, financial measures calculated in accordance with GAAP. These supplemental measures may vary from, and may not be comparable to, similarly titled measures by other companies.

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

Results of operations for the three months ended March 31, 2021 are not necessarily indicative of future results to be expected for the full year due to a number of factors, including seasonality, tariffs, supply chain, and general economic conditions, as well as the uncertainty and ongoing impact of the COVID-19 pandemic that may impact sales for the remainder of fiscal 2021.

Executive Summary

First quarter 2021 net sales of $283.5 million increased $16.1 million, or 6.0%, from the first quarter of 2020. Comparable store sales for the first quarter of 2021 increased 6.9% from the first quarter of 2020. The Company had one fewer selling day in the first quarter of 2021 relative to the prior-year period due to leap year in 2020. Comparable sales growth in 2021 primarily reflected continued execution on the Company’s transformation initiatives and strong consumer demand for installation and home improvement projects, as well as the impact from the onset of COVID-19 shutdowns in March 2020. Net merchandise sales increased 4.7% while net service sales (install and freight) increased 16.8% over the prior year. During the first quarter of 2021, the Company opened three new stores and closed one store, bringing the total store count to 412 as of March 31, 2021.

Gross profit increased 10.1% in the first quarter of 2021 to $115.6 million from $105.0 million in the comparable period in 2020 and gross margin increased 150 basis points to 40.8% in the first quarter of 2021 from 39.3% in the first quarter of 2020. For the first quarter of 2021, the Company reported a positive $6.6 million impact from anti-dumping duty rate changes compared to 2020. Excluding this item as shown on the table that follows, Adjusted Gross Profit (a non-GAAP measure) increased by $4.1 million and Adjusted Gross Margin (a non-GAAP measure) of 38.5% decreased by 80 basis points. The decrease in adjusted gross margin was due primarily to the reinstatement of tariffs on certain flooring products imported from China (discussed in the “Section 301 Tariffs” section that follows) partially offset by pricing and promotion strategies, and, to a lesser extent, alternative country sourcing efforts.

SG&A expense increased 6.5% to $102.5 million, or 36.2% of sales, up 20 basis points in the first quarter of 2021 from the comparable period in 2020. SG&A in both quarters included certain costs related to legal matters. In April 2021, the Company settled two employment litigation matters and, as a result, accrued within SG&A a $7.7 million liability during the quarter ended March 31, 2021. Please refer to the Item 1, Note 7 for additional information.

Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) decreased 0.8% to $94.7 million. As a percent of sales, adjusted SG&A improved 230 basis points, to 33.4% of sales, compared to

35.7% for the same period in the prior year. The decrease in adjusted SG&A was primarily driven by lower advertising costs, reflecting the Company’s strategy to shift spend away from traditional channels into more efficient and effective digital channels, and disciplined expense management.

Operating income was $13.1 million for the first quarter of 2021 compared to $8.8 million for the first quarter of 2020. Adjusted Operating Income (a non-GAAP measure) was $14.4 million for the first quarter of 2021, a year-over-year increase of $4.8 million compared to adjusted operating income of $9.6 million for the first quarter of 2020. As a percent of net sales, adjusted operating margin for the first quarter of 2021 was 5.1%, up 150 basis points from the first quarter of 2020.

The Company had other income of $0.8 million for the three months ended March 31, 2021 compared to other expense of $0.9 million for the three months ended March 31, 2020. Both years included interest on borrowings on our Credit Agreement. The interest expense on borrowings in 2021 was offset by a favorable adjustment of $1.8 million, which has been excluded from Adjusted Earnings (a non-GAAP measure), for the reversal of interest expense associated with the $6.6 million anti-dumping duty rate refund recognized during the first quarter.

For the three months ended March 31, 2021, the Company recognized income tax expense of $3.3 million, an effective tax rate of 23.4%, compared to income tax benefit of $4.4 million, an effective tax rate of (55.2)% for the three months ended March 31, 2020. The benefit in 2020 was driven by a $4.7 million benefit related to the provisions of the CARES Act.

Net income for the first quarter of 2021 decreased $1.6 million to $10.6 million compared to $12.2 million for the first quarter of 2020. Adjusted Earnings (a non-GAAP measure) for the first quarter of 2021 were $10.2 million, a year-over-year decrease of $2.6 million compared to adjusted earnings of $12.8 million for the first quarter of 2020, reflecting the income tax benefit in 2020.

Earnings per diluted share was $0.36 for the first quarter of 2021 versus $0.42 in the year ago quarter, and first quarter 2021. Adjusted Earnings Per Diluted Share (a non-GAAP measure) was $0.34 compared to $0.44 for the first quarter of 2020, reflecting the income tax benefit in 2020.

Other Items

Liquidity and Credit Agreement Amendment

As of March 31, 2021, the Company had liquidity of $239.9 million, consisting of excess availability under its Credit Agreement of $31.0 million, and cash and cash equivalents of $208.9 million. This represents an increase in liquidity of $108.9 million from March 31, 2020 and an increase of $30.9 million from December 31, 2020. In addition, the Company’s debt balance as of March 31, 2021 was $101.0 million, unchanged since amending the Credit Agreement on April 17, 2020.

On April 30, 2021, the Company amended its Credit Agreement to provide:

·	An extension in maturity date from March 2024 to April 2026
·	Termination of the FILO Term Loans and conversion of those commitments to the Revolving Credit Facility. The total size of the Credit Agreement remains at $200 million.
·	The margin for LIBOR Rate Loans (as defined in the Second Amendment) decreased by 1.25% over the applicable LIBOR Rate (as defined in the Second Amendment) with respect to Revolving Loans (as defined in the Second Amendment), and reduced the LIBOR floor from 1.00% to 0.25%. The Second Amendment also decreased the unused commitment fee by 0.25% per annum.
·	Except as set forth in the Second Amendment, all other terms and conditions of the Credit Agreement remain in place.

Based on what we know today about the impact of COVID-19, the Company believes that cash flows from operations, together with the liquidity under its Credit Agreement, provides sufficient liquidity to navigate the current environment.

Section 301 Tariffs

The Company’s financial statements have been impacted by Section 301 tariffs on certain products imported from China in recent years. A subset of these imports for certain click vinyl and other engineered products (the “Subset Products”) received an exemption that was made retroactive to the beginning of the Section 301 Tariffs for a period of time but were reinstated in August 2020. The tariffs flow through the income statement as the product is sold. The Company has deployed strategies to mitigate tariffs and improve gross margin, primarily through adjusting its pricing and promotion strategies and alternative country sourcing. The following chart provides a timeline of tariff levels for the key events related to Section 301 Tariffs.

		Section 301 tariff		Corresponding approximate
Event	Timing	level on imports	Tariff level on	percentage of Company's
		from China	Subset Products	merchandise subject to tariff
Imposition of Tariffs	September 2018	10%	10% then 0%[1]	48%
Increase in Tariffs	June 2019	25%	25% then 0%[1]	44%
Retroactive Exemption on Subset Products[1]	November 2019	25%	0%	10%
Exemption Not Renewed and Tariffs Re-imposed on Subset Products	August 2020	25%	25%	32%
	March 31, 2021	25%	25%	23%
1	On November 7, 2019, the U.S. Trade Representative granted a retroactive exclusion to September 2018 on Subset Products as defined in the Section 301 Tariffs section above bringing the rate to 0%.

Results of Operations

We believe the selected sales data, the percentage relationship between net sales and major categories in the condensed consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Increase (Decrease)
	% of Net Sales		in Dollar Amounts
	Three Months Ended March 31,		2021
	2021	2020	vs. 2020
Net Sales
Net Merchandise Sales	88.2%	89.3%	4.7%
Net Services Sales	11.8%	10.7%	16.8%
Total Net Sales	100.0%	100.0%	6.0%
Gross Profit	40.8%	39.3%	10.1%
Selling, General, and Administrative Expenses	36.2%	36.0%	6.5%
Operating Income	4.6%	3.3%	49.5%
Other (Income) Expense	(0.3)%	0.3%	(187.1)%
Income Before Income Taxes	4.9%	2.9%	76.0%
Income Tax Expense (Benefit)	1.1%	(1.6)%	(174.7)%
Net Income	3.8%	4.6%	(13.2)%

SELECTED SALES DATA
Average Sale[1]	$1,415	$1,355	4.4%
Average Retail Price per Unit Sold Increase[2]	4.7%	2.5%
Comparable Store Sales Increase (Decrease)[3]	6.9%	(0.9)%
Customers Invoiced Increase (Decrease)[4]	2.5%	(4.9)%

Number of Stores Open, end of period	412	420
Number of Stores Opened in Period, net	2	1
Number of Stores Relocated in Period[5]	—	1

1	Average sale is defined as the average invoiced sales order, measured quarterly, excluding returns as well as transactions under $100 (which are generally sample orders or add-on/accessories to existing orders).

2	Average retail price per unit (square feet for flooring and other units of measures for moldings and accessories) sold is calculated on a total company basis and excludes non-merchandise revenue.

3	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.

4	Change in number of customers invoiced is calculated by applying the average sale, described above, to total net sales at comparable stores.

5	A relocated store remains a comparable store as long as it is relocated within the primary trade area.

NM Not meaningful.

Net Sales

First quarter 2021 net sales of $283.5 million increased $16.1 million, or 6.0%, from the first quarter of 2020. Comparable store sales for the first quarter of 2021 increased 6.9% from the first quarter of 2020. The Company had one fewer selling day in the first quarter of 2021 relative to the prior-year period due to leap year in 2020. Comparable sales growth in 2021 primarily reflected continued execution on the Company’s transformation initiatives and strong consumer demand for installation and home improvement projects, as well as the impact from the onset of COVID-19 shutdowns in March 2020. Average ticket increased 4.4% and average retail unit price per unit sold also increased 4.7% during the same time period. Net merchandise sales increased 4.7% while net service sales (install and freight) increased 16.8% over the prior year. During the first quarter of 2021, the Company opened three new stores and closed one store, bringing the total store count to 412 as of March 31, 2021.

Gross Profit

Gross profit increased 10.1% in the first quarter of 2021 to $115.6 million from $105.0 million in the comparable period in 2020 and gross margin increased 150 basis points to 40.8% in the first quarter of 2021 from 39.3% in the first quarter of 2020. For the first quarter of 2021, the Company reported a positive $6.6 million impact from anti-dumping duty rate changes compared to 2020. Excluding this item as shown on the table that follows, Adjusted Gross Profit (a non-GAAP measure) increased by $4.1 million and Adjusted Gross Margin (a non-GAAP measure) of 38.5% decreased by 80 basis points. The decrease in adjusted gross margin was due primarily to the reinstatement of tariffs on certain flooring products imported from China (discussed in the “Section 301 Tariffs” section that follows) partially offset by pricing and promotion strategies, and, to a lesser extent, alternative country sourcing efforts.

We believe that the following item set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended March 31,
	2021		2020
	$	% of Sales	$	% of Sales

	(dollars in thousands) [1]
Gross Profit/Margin, as reported (GAAP)	$115,592	40.8%	$104,972	39.3%

Antidumping Adjustments [2]	(6,566)	(2.3)%	—	—%
Sub-Total Items above	(6,566)	(2.3)%	—	—%

Adjusted Gross Profit/Margin (non-GAAP measures)	$109,026	38.5%	$104,972	39.3%
1	Amounts may not sum due to rounding.
2	Represents antidumping expense associated with applicable prior-year shipments of engineered hardwood from China.

Selling, General and Administrative Expenses

SG&A expense increased 6.5% to $102.5 million, or 36.2% of sales, up 20 basis points in the first quarter of 2021 from the comparable period in 2020. SG&A in both quarters included certain costs related to legal matters. In April 2021, the Company settled two employment litigation matters and, as a result, accrued within SG&A a $7.7 million liability during the quarter ended March 31, 2021. Please refer to the Item 1, Note 7 for additional information. Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) decreased 0.8% to $94.7 million. As a percent of sales, adjusted SG&A improved 230 basis points, to 33.4% of sales, compared to 35.7% for the same period in the prior year. The decrease in adjusted SG&A was primarily driven by lower advertising costs, reflecting the Company’s strategy to shift spend away from traditional channels into more efficient and effective digital channels, and disciplined expense management. The Company redeemed $1.5 million of vouchers during the first quarter of 2021 and relieved the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.5 million was recorded as a reduction in SG&A expense.

We believe that the following item set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended March 31,
	2021		2020
	$	% of Sales	$	% of Sales

	(dollars in thousands) [3]
SG&A, as reported (GAAP)	$102,487	36.2%	$96,207	36.0%

Accrual for Legal Matters and Settlements [4]	7,675	2.7%	—	—%
Legal and Professional Fees [5]	148	0.1%	793	0.3%
Sub-Total Items above	7,823	2.8%	793	0.3%

Adjusted SG&A/Adjusted SG&A as a % of Sales (a non-GAAP measure)	$94,664	33.4%	$95,414	35.7%
3	Amounts may not sum due to rounding.
4	This amount represents the charge to earnings for the Mason and Savidis matters, which are described more fully in Item 1, Note 7 to the condensed consolidated financial statements.
5	Represents charges to earnings related to our defense of certain significant legal actions during the period. This does not include all legal costs incurred by the Company.

Operating Income and Operating Margin

Operating income was $13.1 million for the first quarter of 2021 compared to $8.8 million for the first quarter of 2020. Adjusted Operating Income (a non-GAAP measure) was $14.4 million for the first quarter of 2021, a year-over-year increase of $4.8 million compared to adjusted operating income of $9.6 million for the first quarter of 2020. As a percent of net sales, adjusted operating margin for the first quarter of 2021 was 5.1%, up 150 basis points from the first quarter of 2020. The higher operating income and margin reflect good progress on our profit improvement initiatives, with our merchant and sourcing teams implementing strategies to mitigate tariffs, our marketing teams deploying more efficient and effective digital marketing spend, and our overall organization driving disciplined expense management.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended March 31,
	2021		2020
	$	% of Sales	$	% of Sales

	(dollars in thousands) [1]
Operating Income, as reported (GAAP)	$13,105	4.6%	$8,765	3.3%

Gross Margin Items:
Antidumping Adjustments [2]	(6,566)	(2.3)%	—	—%
Gross Margin Subtotal	(6,566)	(2.3)%	—	—%

SG&A Items:
Accrual for Legal Matters and Settlements [4]	7,675	2.7%	—	—%
Legal and Professional Fees [5]	148	0.1%	793	0.3%
SG&A Subtotal	7,823	2.8%	793	0.3%

Adjusted Operating Income/Margin (a non-GAAP measure)	$14,362	5.1%	$9,558	3.6%

1,2,3,4,5    See the Gross Profit and SG&A sections above for more detailed explanations of these individual items.

Other (Income) Expense

The Company had other income of $0.8 million for the three months ended March 31, 2021 compared to other expense of $0.9 million for the three months ended March 31, 2020. Both years included interest on borrowings on our Credit Agreement. The interest expense on borrowings in 2021 was offset by a favorable adjustment of $1.8 million for the reversal of interest expense associated with the $6.6 million anti-dumping duty rate refund recognized during the first quarter. Adjusted Other Expense (a non-GAAP measure) was $1.1 million for the first quarter of 2021, which is an increase of $190 thousand compared to the first quarter of 2020 driven by a higher level of borrowings under our debt agreement.

We believe that the following item set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended March 31,
	2021		2020
	$	% of Sales	$	% of Sales

	(dollars in thousands) [6]
Other (Income) Expense, as reported (GAAP)	$(769)	(0.3)%	$883	0.3%

Interest impact related to antidumping adjustment [7]	(1,841)	(0.6)%	—	—%
Sub-Total Items above	(1,841)	(0.6)%	—	—%

Adjusted Other Expense/Adjusted Other Expense as a % of Sales (a non-GAAP measure)	$1,072	0.4%	$883	0.3%
6	Amounts may not sum due to rounding.
7	Represents the interest income impact of certain antidumping adjustments related to applicable prior-year shipments of engineered hardwood from China.

Provision for Income Taxes

The Company calculates its quarterly tax provision pursuant to the guidelines in Accounting Standards Codification ("ASC") 740-270 "Income Taxes." Generally, ASC 740-270 requires companies to estimate the annual effective tax rate for current year ordinary income. The estimated annual effective tax rate represents the best estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision. This process was employed in 2021. Due to disruption related to the COVID-19 pandemic in 2020, the Company applied the actual year-to-date effective tax rate for the first quarter tax provision in 2020.

For the three months ended March 31, 2021, the Company recognized income tax expense of $3.3 million, which represented an effective tax rate of 23.4%. For the three months ended March 31, 2020, the Company recognized an income tax benefit of $4.4 million, which represented an effective tax rate of (55.2)%. The large benefit in the Company’s first-quarter 2020 tax rate reflected the March 27, 2020 CARES Act which allowed the Company to carryback certain losses to prior periods and deduct certain capital expenditures from prior periods more quickly giving rise to a $4.7 million Federal tax benefit in the period.

The Company has a valuation allowance recorded against certain of its net deferred tax assets of $5.6 million as of March 31, 2021 because the jurisdiction and nature of the assets makes realization of these deferred tax assets uncertain. The Company intends to maintain this valuation allowance on its deferred tax assets until there is sufficient evidence to support the realizability of those deferred tax assets or time lapses without opportunity to realize those assets.

Diluted Earnings per Share

Earnings per diluted share was $0.36 for the first quarter of 2021 versus $0.42 in the year ago quarter, and first quarter 2021 Adjusted Earnings Per Diluted Share (a non-GAAP measure) was $0.34 compared to $0.44 for the first quarter of 2020, reflecting the income tax benefit in 2020.

We believe that each of the items below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net Income, as reported (GAAP)	$10,622	$12,235
Net Income per Diluted Share (GAAP)	$0.36	$0.42

Gross Margin Items:
Antidumping Adjustments [2]	(4,852)	—
Gross Margin Subtotal	(4,852)	—

SG&A Items:
Accrual for Legal Matters and Settlements [4]	5,672	—
Legal and Professional Fees [5]	109	586
SG&A Subtotal	5,781	586

Other (Income) Expense Items:
Antidumping Adjustments Interest [7]	(1,360)	—
Other (Income) Expense Subtotal	(1,360)	—

Adjusted Earnings	$10,190	$12,821
Adjusted Earnings per Diluted Share (a non-GAAP measure)	$0.34	$0.44

1,2,3,4,5,6,7    See the Gross Profit, SG&A and Other (Income) Expense sections above for more detailed explanations of these individual items. These items have been tax affected at the Company’s federal incremental rate of 26.1%.

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

Liquidity, Capital Resources and Cash Flows

Our strong balance sheet and liquidity provide us with the financial flexibility to fund our growth initiatives and position LL Flooring for long-term success. We had cash and cash equivalents of $208.9 million as of March 31, 2021 and the same $101 million of borrowings that we had on April 17, 2020, when we entered into the temporary expansion of our Credit Agreement.

Our principal sources of liquidity at March 31, 2021 were cash from our ongoing operations, $208.9 million of cash and cash equivalents on our balance sheet and $31.0 million of availability under our Revolving Loan. As of March 31, 2021, the outstanding balance of the revolving loan was $76.0 million, and it carried an average interest rate of 4.0%.

Our cash flows from operating activities was $44.5 million during the first quarter of 2021 which was primarily the result of sell through of inventory ($18.0 million), our net income in the quarter ($10.6 million), growth in customer deposits ($6.8 million), increase in accounts payable ($6 million), offset in part by decrease in accrued compensation ($6.7 million).

Through the three months ended March 31, 2021, net cash flows used in investing activities included $4.3 million in capital expenditures including store rebranding, opening 3 new stores and investments in digital. For 2021 we currently expect capital expenditure investments of up to $24 million to $28 million as our business results support the opening of 12 to 15 new stores and the continuation of the investing activities described above for the first quarter 2021. We also plan to increase our inventories as supply chain disruptions abate.

Through the three months ended March 31, 2021, we had net cash used in financing activities of $1.3 million, compared to $18.3 million used in financing activities in the three months ended March 31, 2020. This activity in the current three-month period was primarily due to repurchasing shares of our common stock in connection with the vesting of employee equity compensation. The comparable 2020 three-month period was primarily due to net repayments of $18.0 million on our Credit Agreement.

Additionally, on April 30, 2021 we entered into a Second Amendment to the Credit Agreement to extend the maturity date to April 30, 2026, convert the FILO Term Loan into the Revolving Credit Facility, decrease the margin for LIBOR Rate Loans, and reduce the LIBOR floor, which is described more fully in Item 1, Note 5 to the condensed consolidated financial statements.

Our focus on liquidity over the past year has allowed us to build a strong position to navigate the ongoing COVID-19 environment, and our business is generating solid cash flow. We are monitoring the current macro-economic conditions and the impact of COVID-19, especially as vaccine administration continues, and are considering the timing of repayment of some or all of debt balance, perhaps as soon as the end of the second quarter 2021. We believe that cash flows from operations, together with the liquidity under our Credit Agreement will be sufficient to meet our obligations, fund our settlements, operations, and anticipated capital expenditures for the next 12 months. We prepare our forecasted cash flow and liquidity estimates based on assumptions that we believe to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Merchandise Inventories

Merchandise inventories at March 31, 2021 decreased $19 million from December 31, 2020 primarily due to supply chain constraints on replenishment and strong first quarter sales. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of	As of	As of
	March 31, 2021	December 31, 2020	March 31, 2020

	(in thousands)
Inventory – Available for Sale	$198,924	$205,664	$243,398
Inventory – Inbound In-Transit	26,480	38,745	26,238
Total Merchandise Inventories	$225,404	$244,409	$269,636

Available Inventory Per Store	$483	$502	$580

Available inventory per store at March 31, 2021 was lower than at December 31, 2020 and significantly lower than March 31, 2020. The decrease in available inventory compared to March 31, 2020 was primarily driven by supply chain constraints on replenishment and strong sales that continues to keep inventory below our targeted levels.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons, and specific merchandise category planning.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our Critical Accounting Policies and Estimates since our annual report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. Our policy is to invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. Borrowings under our Credit Agreement are exposed to interest rate risk due to the variable rate of the facility, and the expected transition from the LIBOR reference rate in 2021. As of March 31, 2021, we had $101 million outstanding under our Credit Agreement. If the interest rate had varied by 1% in either direction during 2020, interest expense would have fluctuated by $1 million.

We currently do not engage in any interest rate hedging activity. However, in the future, in an effort to mitigate losses associated with interest rate risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2021. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to this item may be found in Note 7, “Commitments and Contingencies”, to the condensed consolidated financial statements in Item 1 of Part I, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended March 31, 2021 (in thousands, except per share amounts):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[1]	per Share[1]	Programs	Programs
January 1, 2021 to January 31, 2021	—	—	—	—
February 1, 2021 to February 28, 2021	—	—	—	—
March 1, 2021 to March 31, 2021	—	—	—	—
Total	—	—	—	—

1	We repurchased 55,050 shares of our common stock, at an average price of $24.95, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended March 31, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

As described in Part I, Item 1, Note 5 to this Form 10-Q, on April 30, 2021, the Company amended its Credit Agreement to extend the maturity date to April 30, 2026, convert the FILO Term Loan into the Revolving Credit Facility, decrease the margin for LIBOR Rate Loans, and reduce the LIBOR floor.  The agreement itself has been filed herewith.

Item 6. Exhibits.

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1

Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 30, 2021, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators Inc. and Lumber Liquidators Services, LLC (collectively, the “Borrowers”). Bank of America, N.A. as administrative agent and collateral agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed herewith)

10.2	Form of Performance-Based Stock Unit Award Agreement, effective February 24, 2021 (filed herewith)

31.1	Certification of Principal Executive Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Lumber Liquidators Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMBER LIQUIDATORS HOLDINGS, INC.
(Registrant)

Date: May 4, 2021	By:	/s/ Nancy A. Walsh
Nancy A. Walsh
Chief Financial Officer (Principal Financial Officer)