Form 10-Q
period 2021-06-30
Lumber Liquidators Holdings, Inc.
filed 2021-08-04
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

(800) 366-4204

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

As of July 30, 2021, there are 29,081,658 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2021

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and Cash Equivalents	$112,395	$169,941
Merchandise Inventories	223,907	244,409
Prepaid Expenses	9,602	9,370
Tariff Recovery Receivable	429	4,078
Other Current Assets	10,594	10,354
Total Current Assets	356,927	438,152
Property and Equipment, net	95,055	97,557
Operating Lease Right-of-Use	115,792	109,475
Goodwill	9,693	9,693
Deferred Tax Asset	11,583	11,611
Other Assets	8,858	7,860
Total Assets	$597,908	$674,348

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$69,367	$70,543
Customer Deposits and Store Credits	67,731	61,389
Accrued Compensation	10,714	15,347
Sales and Income Tax Liabilities	4,513	5,793
Accrual for Legal Matters and Settlements	35,750	30,398
Operating Lease Liabilities - Current	32,640	33,024
Other Current Liabilities	24,689	25,761
Total Current Liabilities	245,404	242,255
Other Long-Term Liabilities	6,793	13,293
Operating Lease Liabilities - Long-Term	94,646	90,194
Credit Agreement	—	101,000
Total Liabilities	346,843	446,742

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 30,455 and 30,229 shares issued and 29,063 and 28,911 shares outstanding, respectively)	30	30
Treasury Stock, at cost (1,392 and 1,318 shares, respectively)	(144,788)	(142,977)
Additional Capital	225,287	222,628
Retained Earnings	170,536	147,925
Total Stockholders’ Equity	251,065	227,606
Total Liabilities and Stockholders’ Equity	$597,908	$674,348

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net Sales
Net Merchandise Sales	$259,542	$210,055	$509,585	$448,837
Net Services Sales	41,842	20,229	75,249	48,821
Total Net Sales	301,384	230,284	584,834	497,658
Cost of Sales
Cost of Merchandise Sold	156,597	125,953	298,607	266,699
Cost of Services Sold	32,057	16,039	57,905	37,696
Total Cost of Sales	188,654	141,992	356,512	304,395
Gross Profit	112,730	88,292	228,322	193,263
Selling, General and Administrative Expenses	96,116	82,288	198,602	178,495
Operating Income	16,614	6,004	29,720	14,768
Other Expense (Income)	498	1,142	(270)	2,024
Income Before Income Taxes	16,116	4,862	29,990	12,744
Income Tax Expense (Benefit)	4,127	2,223	7,379	(2,130)
Net Income	$11,989	$2,639	$22,611	$14,874
Net Income per Common Share—Basic	$0.41	$0.09	$0.78	$0.52
Net Income per Common Share—Diluted	$0.41	$0.09	$0.77	$0.51
Weighted Average Common Shares Outstanding:
Basic	29,042	28,831	28,993	28,776
Diluted	29,488	28,892	29,543	28,889

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net Income	$11,989	$2,639	$22,611	$14,874
Other Comprehensive Income:
Foreign Currency Translation Adjustments	—	227	—	272
Total Other Comprehensive Income	—	227	—	272
Comprehensive Income	$11,989	$2,866	$22,611	$15,146

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

								Total
	Common Stock		Treasury Stock		Additional	Retained		Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	AOCL	Equity

April 1, 2020	28,812	$30	1,293	$(142,630)	$218,736	$98,733	$(1,535)	$173,334
Stock-Based Compensation Expense	—	—	—	—	846	—	—	846
Exercise of Stock Options	3	—	—	—	36	—	—	36
Release of Restricted Shares	37	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	16	(122)	—	—	—	(122)
Translation Adjustment	—	—	—	—	—	—	227	227
Net Income	—	—	—	—	—	2,639	—	2,639
June 30, 2020	28,852	$30	1,309	$(142,752)	$219,618	$101,372	$(1,308)	$176,960

April 1, 2021	29,025	$30	1,373	$(144,352)	$223,899	$158,547	$—	$238,124
Stock-Based Compensation Expense	—	—	—	—	1,365	—	—	1,365
Exercise of Stock Options	3	—	—	—	23	—	—	23
Release of Restricted Shares	35	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	19	(436)	—	—	—	(436)
Net Income	—	—	—	—	—	11,989	—	11,989
June 30, 2021	29,063	$30	1,392	$(144,788)	$225,287	$170,536	$—	$251,065

								Total
	Common Stock		Treasury Stock		Additional	Retained		Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	AOCL	Equity

January 1, 2020	28,714	$30	1,245	$(142,314)	$218,616	$86,498	$(1,580)	$161,250
Stock-Based Compensation Expense	—	—	—	—	966	—	—	966
Exercise of Stock Options	3	—	—	—	36	—	—	36
Release of Restricted Shares	135	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	64	(438)	—	—	—	(438)
Translation Adjustment	—	—	—	—	—	—	272	272
Net Income	—	—	—	—	—	14,874	—	14,874
June 30, 2020	28,852	$30	1,309	$(142,752)	$219,618	$101,372	$(1,308)	$176,960

January 1, 2021	28,911	$30	1,318	$(142,977)	$222,628	$147,925	$—	$227,606
Stock-Based Compensation Expense	—	—	—	—	2,596	—	—	2,596
Exercise of Stock Options	6	—	—	—	63	—	—	63
Release of Restricted Shares	146	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	74	(1,811)	—	—	—	(1,811)
Net Income	—	—	—	—	—	22,611	—	22,611
June 30, 2021	29,063	$30	1,392	$(144,788)	$225,287	$170,536	$—	$251,065

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020

Cash Flows from Operating Activities:
Net Income	$22,611	$14,874
Adjustments to Reconcile Net Income:
Depreciation and Amortization	9,282	8,934
Deferred Income Taxes Provision	28	495
Income on Vouchers Redeemed for Legal Settlements	(821)	—
Stock-Based Compensation Expense	2,596	966
Provision for Inventory Obsolescence Reserves	1,420	1,574
Loss (Gain) on Disposal of Fixed Assets	18	(827)
Changes in Operating Assets and Liabilities:
Merchandise Inventories	17,583	35,897
Accounts Payable	(596)	9,150
Customer Deposits and Store Credits	6,342	13,921
Accrued Compensation	(4,633)	(236)
Tariff Recovery Receivable	3,649	8,740
Operating Lease Right-of-Use	(6,317)	252
Prepaid Expenses and Other Current Assets	293	1,590
Accrual for Legal Matters and Settlements	7,733	148
Payments for Legal Matters and Settlements	(62)	(4,833)
Deferred Rent Payments	(2,015)	5,813
Other Assets and Liabilities	(3,777)	9,209
Net Cash Provided by Operating Activities	53,334	105,667

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(7,435)	(7,212)
Other Investing Activities	57	949
Net Cash Used in Investing Activities	(7,378)	(6,263)

Cash Flows from Financing Activities:
Borrowings on Credit Agreement	—	45,000
Payments on Credit Agreement	(101,000)	(26,000)
Common Stock Repurchased	(1,811)	(438)
Other Financing Activities	(691)	(199)
Net Cash (Used in) Provided by Financing Activities	(103,502)	18,363
Effect of Exchange Rates on Cash and Cash Equivalents	—	(23)
Net (Decrease) Increase in Cash and Cash Equivalents	(57,546)	117,744
Cash and Cash Equivalents, Beginning of Period	169,941	8,993
Cash and Cash Equivalents, End of Period	$112,395	$126,737

Supplemental disclosure of non-cash operating activities:
Relief of Inventory for Vouchers Redeemed for Legal Settlements	$1,498	$—

Supplemental disclosure of non-cash operating and financing activities:
Tenant Improvement Allowance for Leases	$(765)	$(611)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except per share amounts)

Note 1.       Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hard-surface flooring, and hard-surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, resilient vinyl, water-resistant vinyl plank and porcelain tile flooring direct to the consumer. The Company features renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. The Company also provides in-home delivery and installation services to its customers. The Company primarily sells to homeowners or to contractors on behalf of homeowners through a network of store locations in metropolitan areas. As of June 30, 2021, the Company’s stores spanned 47 states in the United States (“U.S.”). In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its customer relationship center in Richmond, Virginia and its digital platform, LLFlooring.com.

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

Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of future results to be expected for the full year due to a number of factors, including seasonality, tariffs, supply chain, and general economic conditions, as well as the uncertainty and ongoing impact of the COVID-19 pandemic that may impact supply chain and/or sales for the remainder of fiscal 2021.

Note 2.       Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and other liabilities approximates fair value because of the short-term nature of these items.

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or net realizable value. The method by which amounts are removed from inventory is weighted average cost. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form. The Company relies on a select group of international and domestic suppliers to provide imported flooring products that meet the Company’s specifications. The Company is subject to risks associated with obtaining products from abroad, including disruptions or delays in production, shipments, supply chain, delivery or processing, including due to the COVID-19 pandemic. The Company continues to execute contingency plans to minimize ongoing disruptions to supply chain, domestic distribution centers and store operations.

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

		Section 301 tariff		Corresponding approximate
Event	Timing	level on imports	Tariff level on	percentage of Company's
		from China	Subset Products	merchandise subject to tariff
Imposition of Tariffs	September 2018	10%	10% then 0%[1]	48%
Increase in Tariffs	June 2019	25%	25% then 0%[1]	44%
Retroactive Exemption on Subset Products[1]	November 2019	25%	0%	10%
Exemption Not Renewed and Tariffs Re-imposed on Subset Products	August 2020	25%	25%	32%
	June 30, 2021	25%	25%	22%
1	On November 7, 2019, the U.S. Trade Representative granted a retroactive exclusion to September 2018 on Subset Products as defined in the Section 301 Tariffs section above bringing the rate to 0%.

Recognition of Net Sales

The Company generates revenues primarily by retailing merchandise in the form of hard-surface and porcelain flooring and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Sales occur through a network of 416 stores, which spanned 47 states in the U.S. at June 30, 2021. In addition, both the merchandise and services can be ordered through a call center and from the Company’s digital platform, LLFlooring.com. The Company’s agreements with its customers are of short duration (less than a year) and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

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

The following table shows the activity in this account for the periods noted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Customer Deposits and Store Credits, Beginning Balance	$(68,211)	$(37,836)	$(61,389)	$(41,571)
New Deposits	(320,513)	(264,473)	(630,972)	(545,326)
Recognition of Revenue	301,384	230,284	584,834	497,658
Sales Tax included in Customer Deposits	18,231	14,862	35,772	31,543
Other	1,378	1,671	4,024	2,204
Customer Deposits and Store Credits, Ending Balance	$(67,731)	$(55,492)	$(67,731)	$(55,492)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 90 days, subject to the discretion of the store manager. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels, and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company reduces revenue by the amount of expected returns and records it within “Other Current Liabilities” on the condensed consolidated balance sheet. The Company continues to estimate the amount of returns based on historical data. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the “Other Current Assets” caption of the accompanying condensed consolidated balance sheet. This amount was $1.3 million at June 30, 2021. The Company recognizes sales commissions as incurred since the amortization period is less than one year.

In total, the Company offers hundreds of different flooring products; however, no single flooring product represented a significant portion of its sales mix. By major product category, the Company’s sales mix was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Manufactured Products [1]	$139,736	46%	$112,441	49%	$271,829	46%	$231,478	46%
Solid and Engineered Hardwood	75,602	25%	62,164	27%	151,797	26%	138,773	28%
Moldings and Accessories and Other	44,204	15%	35,450	15%	85,959	15%	78,586	16%
Installation and Delivery Services	41,842	14%	20,229	9%	75,249	13%	48,821	10%
Total	$301,384	100%	$230,284	100%	$584,834	100%	$497,658	100%

1     Includes engineered vinyl plank, laminate, vinyl and porcelain tile.

Cost of Sales

Cost of sales includes the cost of products sold, including tariffs, the cost of installation services, and transportation costs from vendors to the Company’s distribution centers or store locations. It also includes transportation costs from distribution centers to store locations, transportation costs for the delivery of products from store locations to customers, certain costs of quality control procedures, warranty and customer satisfaction costs, inventory adjustments including obsolescence and shrinkage, and costs to produce and ship samples, which are net of vendor allowances.

The Company offers a range of limited warranties for the durability of the finish on its prefinished products to its services provided. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. Warranty costs are recorded in cost of sales. This warranty reserve was $1.0 million at June 30, 2021. The Company seeks recovery from its vendors and third-party independent contractors of installation services for certain amounts paid.

Vendor allowances mostly consist of volume rebates and are accrued as earned, with those allowances received as a result of attaining certain purchase levels accrued over the incentive period based on estimates of purchases. Volume rebates earned are initially recorded as a reduction in merchandise inventories and a subsequent reduction in cost of sales when the related product is sold. Reimbursement received for the cost of producing samples is recorded as an offset against cost of sales.

Note 3.       Stockholders’ Equity

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income	$11,989	$2,639	$22,611	$14,874
Weighted Average Common Shares Outstanding—Basic	29,042	28,831	28,993	28,776
Effect of Dilutive Securities:
Common Stock Equivalents	446	61	550	113
Weighted Average Common Shares Outstanding—Diluted	29,488	28,892	29,543	28,889
Net Income per Common Share—Basic	$0.41	$0.09	$0.78	$0.52
Net Income per Common Share—Diluted	$0.41	$0.09	$0.77	$0.51

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock Options	193	598	148	544
Restricted Shares	127	742	125	419

Note 4.       Stock-based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

		Restricted Stock
	Stock Options	Awards
Options Outstanding/Nonvested RSAs, January 1, 2021	554	872
Granted	109	262
Options Exercised/RSAs Released	(6)	(220)
Forfeited	(11)	(25)
Options Outstanding/Nonvested RSAs, June 30, 2021	646	889

The Company granted a target of 47,768 performance-based RSAs with a grant date fair value of $1.1 million during the six months ended June 30, 2021 and a target of 94,591 performance-based RSAs with a grant date fair value of $0.9 million during the six months ended June 30, 2020. The 2021 performance-based RSAs were awarded to certain members of senior management in connection with the achievement of a specific key financial metric that will be measured over a three-year period and which will vest at the end of the three-year period if the performance condition is met. The number of 2021 performance-based awards that will ultimately vest is contingent upon the achievement of this key financial metric by the end of year three. The 2020 performance-based RSAs were awarded to certain members of senior management in connection with the achievement of specific key financial metrics and a relative total shareholder return multiple measured over a three-year period and also vest at the end of a three-year period if the performance conditions are met. The number of 2020 performance-based awards that will ultimately vest is contingent upon the achievement of these key financial metrics and the results of the relative total shareholder return multiple by the end of year three. The Company assesses the probability of achieving these metrics on a quarterly basis. For these awards, the Company recognizes the fair value expense ratably over the performance and vesting period. These awards are included above in RSAs Granted.

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

The Second Amendment decreased the margin for LIBOR Rate Loans (as defined in the Second Amendment) to a range of 1.25% to 1.75% over the applicable LIBOR Rate with respect to revolving loans (as defined in the Second Amendment) depending on the Company’s’ average daily excess borrowing availability, a decrease of 1.25% from rates prior to the Second Amendment. As previously stated, the FILO Term Loans were terminated by this Second Amendment. The amendment decreased the LIBOR Rate Floor from 1% to 0.25%. The Second Amendment also decreased the unused commitment fee of 0.50% per annum to 0.25% per annum on the average daily unused amount of the Revolving Credit Facility during the most recently completed calendar quarter. As of June 30, 2021, had we borrowed, the Company’s Revolving Credit Facility would have carried an interest rate of 1.75%.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective only when specified availability under the Revolving Credit Facility falls below the greater of $17.5 million or 10% of the Combined Loan Cap (as defined in the Credit Agreement).

Except as set forth in the Second Amendment, all other terms and conditions of the Credit Agreement remain in place.

The Company repaid all $101 million of borrowings during the second quarter of 2021. As of June 30, 2021, there was no amount outstanding under the Revolving Credit Facility. The Company had $3.0 million in letters of credit which reduces its availability. As of June 30, 2021, there was $128.6 million of availability under the Revolving Credit Facility.

Note 6.       Income Taxes

The Company calculates its quarterly tax provision pursuant to the guidelines in Accounting Standards Codification ("ASC") 740-270 "Income Taxes." Generally, ASC 740-270 requires companies to estimate the annual effective tax rate for current year ordinary income. The estimated annual effective tax rate represents the best estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision. This process has been employed in 2021. Due to disruption related to the COVID-19 pandemic in 2020, the Company applied the actual year-to-date effective tax rate for the tax provision in the three and six month periods ended June 30, 2020.

For the three months ended June 30, 2021, the Company recognized income tax expense of $4.1 million, which represented an effective tax rate of 25.6%. For the three months ended June 30, 2020, the Company recognized income tax expense of $2.2 million, which represented an effective tax rate of 45.7%.

For the six months ended June 30, 2021, the Company recognized income tax expense of $7.4 million, which represented an effective tax rate of 24.6%. For the six months ended June 30, 2020, the Company recognized an income tax benefit of $2.1 million, which represented an effective tax rate of (16.7)%. The large benefit in the Company’s 2020 tax rate reflected the March 27, 2020 Coronavirus Aid, Relief, and Economic Security Act (CARES Act) which allowed the Company to carryback certain losses to prior periods and deduct certain capital expenditures from prior periods more quickly giving rise to a $4.8 million Federal tax benefit in the period.

The Company has a valuation allowance recorded against certain of its net deferred tax assets of $5.6 million as of June 30, 2021 because the jurisdiction and nature of the assets makes realization of these deferred tax assets uncertain. The Company intends to maintain this valuation allowance on its deferred tax assets until there is sufficient evidence to support the realizability of those deferred tax assets or time lapses without opportunity to realize those assets.

Note 7.       Commitments and Contingencies

The following chart shows the activity related to the Balance Sheet “Accrual for Legal Matters and Settlements”. The matters themselves are described in greater detail in the paragraphs that follow the chart.

	January 1, 2021				June 30, 2021
Litigation Matter	Accrual for Legal Matters				Accrual for Legal Matters
Description	and Settlements	Accruals	Settlement Payments	Vouchers Redeemed	and Settlements
MDL	$14,000	$—	$—	$(2,319)	$11,681	[1]
Gold	16,000	—	—	—	16,000	[1]
Mason	—	7,000	—	—	7,000
Other Matters	398	733	(62)	—	1,069
	$30,398	$7,733	$(62)	$(2,319)	$35,750

	January 1, 2020				June 30, 2020
Litigation Matter	Accrual for Legal Matters				Accrual for Legal Matters
Description	and Settlements	Accruals	Settlement Payments	Vouchers Redeemed	and Settlements
MDL	$35,500	$—	$—	$—	$35,500
Gold	27,000	—	—	—	27,000
Kramer	4,750	—	(4,750)	—	—
Other Matters	221	148	(83)	—	286
	$67,471	$148	$(4,833)	$—	$62,786
1	The remaining accrual will be fulfilled by redeeming vouchers as discussed below.

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

In April 2021, the Company entered into a Memorandum of Understanding (“Mason MOU”) with counsel for the lead plaintiffs in the Mason matter. Under the terms of the Mason MOU, the Company will pay up to $7 million to settle the claims asserted in the Mason matter on behalf of all Mason Putative Class Employees who (i) opted-in to the collective action (“Collective Members”) and (ii) are currently or were employed in New York and did not previously file an opt-in notice to participate in the collective action (the “New York Non Opt-Ins”). The New York Non Opt-Ins will have an opportunity to file an opt-in notice to participate in the settlement. To the extent that a New York Non Opt-In does not subsequently file such a notice, then the amount apportioned to that claim shall revert to the Company. In addition, any checks issued to the Collective Members and the New York Non Opt-Ins which are not cashed within one hundred eighty days will revert to the Company. The Mason MOU is subject to certain contingencies, including the execution of a definitive settlement agreement and court approval of the definitive settlement agreement. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of the litigation. If a final, court approved settlement is not reached, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for success on the merits. If the parties are unable to finalize the settlement, the Mason matter could have a material adverse effect on the Company’s financial condition and results of operations. As a result of these developments, the Company determined that a probable loss has been incurred and has accrued within SG&A a $7 million liability during the first quarter of 2021. As of June 30, 2021, the remaining accrual related to this matter is $7 million, which has been included in the caption “Accrual for Legal Matters and Settlements” on its condensed consolidated balance sheet.

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

In December 2020, the Company began contacting individuals who constitute the Savidis Plaintiffs and offered individual settlements in satisfaction of their claims. In April 2021, the Company entered into a Memorandum of Understanding (“Savidis MOU”) with counsel for the lead plaintiffs in the Savidis matter. Under the terms of the Savidis MOU, the Company will pay $0.9 million reduced by a credit of $0.1 million for amounts already paid to the individuals who accepted the Company’s prior settlement offer. The Company accrued an additional $675 thousand related to this matter in the first quarter 2021. The Savidis MOU is subject to certain contingencies, including the execution of a definitive settlement agreement and court approval of the definitive settlement agreement. There can be no assurance that a settlement will be finalized or approved or as to the ultimate outcome of the litigation. If a final, court approved settlement is not reached, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for success on the merits. If the parties are unable to finalize the settlement, the Savidis matter could have a material adverse effect on the Company’s financial condition and results of operations.

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

Results by period for the Company are shown below. The column labeled ‘June 30, 2021 Receivable/Liability Balance’ represents the amount the Company would receive or pay (net of any collections or payments) as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. It does not include any initial amounts paid for AD or CVD in the current period at the in-effect rate at that time.

The Company recorded net interest income related to antidumping of $1.8 million for the six months ended June 30, 2021, with the amount included in other expense on the condensed consolidated statements of operations. The estimated associated interest payable and receivable for each period is not included in the table below but is included in the same financial statement line item on the Company’s condensed consolidated balance sheet as the associated liability and receivable balance for each period.

Review		Rates at which		June 30, 2021
Period	Period Covered	Company	Final Rate	Receivable/Liability
		Deposited		Balance
Antidumping
1	May 2011 through	6.78% and 3.3%	0.73%[1]	$1.3 million
	November 2012			receivable[1]
2	December 2012 through	3.30%	3.92% [2]	$0.2 million
	November 2013			liability [2]
3	December 2013 through	3.3% and 5.92%	0.0%[3]	$1.8 million
	November 2014			receivable[3]
4	December 2014 through	5.92% and 13.74%	0.0%	Settled
November 2015
5	December 2015 through	5.92%. 13.74%. and 17.37%	0.00%	Settled
November 2016
6	December 2016 through	17.37% and 0.0%	42.57% and 0.0%[4]	$0.5 million receivable
	November 2017			$1.5 million liability[4]
7	December 2017 through	0.00%	Pending[5]	NA
November 2018
			Included on the Condensed Consolidated Balance Sheet in Other Current Assets	$2.3 million
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$1.3 million
			Included on the Condensed Consolidated Balance Sheet in Other Current Liabilities	$0.2 million
			Included on the Condensed Consolidated Balance Sheet in Other Long-Term Liabilities	$1.5 million
Countervailing
1&2	April 2011 through	1.50%	0.83% / 0.99%	$0.2 million
	December 2012			receivable
3	January 2013 through December 2013	1.50%	1.38%	$0.05 million receivable
4	January 2014 through December 2014	1.50% and 0.83%	1.06%	$0.02 million receivable
5	January 2015 through December 2015	0.83% and 0.99%	Final at 0.11% and 0.85%[6]	$0.07 million receivable [6]
6	January 2016 through December 2016	0.99% and 1.38%	Final at 3.10% and 2.96%	$0.04 million liability [7]
7	January 2017 through December 2017	1.38% and 1.06%	20.75%[8]	$1.7 million liability [8]
8	January 2018 through December 2018	1.06%	Pending	NA
			Included on the Condensed Consolidated Balance Sheet in Other Current Assets	$0.07 million
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$0.3 million
			Included on the Condensed Consolidated Balance Sheet in Other Current Liabilities	$0.04 million
			Included on the Condensed Consolidated Balance Sheet in Other Long-Term Liabilities	$1.7 million

1	In the second quarter of 2018, the Court of International Trade (“CIT”) sustained the DOC’s recommendation to reduce the rate for the first annual review period to 0.73% (from 5.92%). As a result, the Company reversed its $0.8 million liability and recorded a $1.3 million receivable with a corresponding reduction of cost of sales during the year ended December 31, 2018.

2	In the second quarter of 2020, the CIT received a recommendation from the DOC to reduce the rate for the second annual review period to 3.92% (from 13.74%). The recommendation was accepted by the CIT in the fourth quarter of 2020, and the Company reversed $3.9 million of its $4.1 million liability, with a corresponding reduction of cost of sales.

3	In the third quarter of 2020, the CIT received a recommendation from the DOC to reduce the rate for the third annual review period to 0.0% from 17.37%. The recommendation was accepted by the CIT in the first quarter of 2021, and the Company reversed the entire $4.7 million liability, with a corresponding reduction of cost of sales, and recorded a $1.8 million receivable and favorable adjustment to cost of sales for deposits made at previous preliminary rates.

4	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 42.57% and 0% depending on the vendor. As a result, the Company recorded a liability of $0.8 million with a corresponding reduction of cost of sales during the year ended December 31, 2019. The Company received payments during 2019 for its vendor with a final rate of 0% and the remaining balance of $0.5 million as of June 30, 2021 was included in other current assets on the condensed consolidated balance sheet. The vendors with a final rate of 42.57% are under appeal and the balance of $1.5 million as of June 30, 2021 was included in other long-term liabilities on the condensed consolidated balance sheet.

5	In the first quarter of 2020, the DOC issued a preliminary rate of 0.0% for the seventh annual review period.

6	In the second quarter of 2018, the DOC issued the final rates for the fifth annual review period at 0.11% and 0.85% depending on the vendor. As a result, in the second quarter of 2018, the Company recorded a receivable of $0.07 million for deposits made at previous preliminary rates, with a corresponding reduction of cost of sales.

7	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 3.1% and 2.96% depending on the vendor. As a result, the Company recorded a liability of $0.4 million with a corresponding reduction of cost of sales during the year ended December 31, 2019. The remaining balance, after payments, was approximately $40 thousand as of June 30, 2021.

8	In the fourth quarter of 2020, the DOC issued the final rate 20.75% for the seventh annual review period. As a result, the Company recorded a liability of $1.7 million with a corresponding increase to cost of sales during the year ended December 31, 2020. The Company has appealed this final rate during the first quarter of 2021.

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

The Company recognized a charge to earnings of $28 million within selling, general and administrative expense during the fourth quarter of 2018 as its loss became probable and estimable. During the third quarter of 2020, the Company recognized an additional charge to earnings for in-store vouchers of $2 million within selling, general and administrative expense as the Company became aware that a threshold in the settlement agreement was met. The Company paid the remaining $13 million of the Gold Cash Payment in the fourth quarter of 2020. As of June 30, 2021, the remaining accrual related to these matters was $16 million for vouchers, which has been included in the caption “Accrual for Legal Matters and Settlements” on its condensed consolidated balance sheet. Based on a current court order, the vouchers are expected to be issued in the middle of the third quarter 2021.

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

The $36 million aggregate settlement amount was accrued in 2017. The Company had held $21.5 million of the Settlement as a deposit pending the appeals and the distribution of cash by the administrator, which occurred in the fourth quarter of 2020. As of June 30, 2021, the remaining accrual related to these matters was $11.7 million for vouchers, which has been included in the caption “Accrual for Legal Matters and Settlements – Current” on its condensed consolidated balance sheet. As $2.3 million of vouchers were redeemed during the first six months of 2021, the Company relieved the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.8 million was recorded as a reduction in “Selling, General and administrative Expenses” (“SG&A”) on the condensed consolidated statement of operations.

In addition to those purchasers who elected to opt out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”). Certain of these Related Laminate Matters were settled in 2019. The Company did not have any expense for these matters for the six months ended June 30, 2021, or for the six months ended June 30, 2020. As of June 30, 2021 and 2020, the remaining accrual related to these matters was $0.1 million, which has been included in the caption “Accrual for Legal Matters and Settlements” on the condensed consolidated balance sheet. While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact on us of any of the following:

●	having sufficient inventory for consumer demand;
●	obtaining products from abroad, including the effects of the COVID-19 pandemic and tariffs, delays in shipping, as well as the effects of antidumping and countervailing duties;
●	an overall decline in the health of the economy, the hard-surface flooring industry, the housing market and overall consumer spending, including the effects of the COVID-19 pandemic;
●	a sustained period of inflation impacting consumer spending;
●	impact on sales, ability to obtain and distribute products, and employee safety and retention, including the effects of the COVID-19 pandemic and continued roll-out of vaccine;
●	the outcomes of legal proceedings, and the related impact on liquidity;
●	reputational harm;
●	obligations under various settlement agreements and other compliance matters;
●	disruptions due to cybersecurity threats, including any impacts from a network security incident;
●	inability to open new stores, find suitable locations for our new store concept, and fund other capital expenditures;
●	inability to execute on our key initiatives or such key initiatives do not yield desired results;
●	disruption in our ability to distribute our products, including due to disruptions from the impacts of severe weather;
●	operating an office in China;
●	managing third-party installers and product delivery companies;

●	our ability to develop, grow and maintain business relationships with professional contractors;
●	renewing store, warehouse, or other corporate leases;
●	having sufficient warehouse capacity;
●	international and domestic transportation costs and availability;
●	having sufficient suppliers;
●	our, and our suppliers’, compliance with complex and evolving rules, regulations, and laws at the federal, state, and local level;
●	product liability claims, marketing substantiation claims, wage and hour claims, employment classification claims and other labor and employment claims;
●	availability of suitable hardwood, including due to disruptions from the impacts of severe weather;
●	sufficient insurance coverage, including cybersecurity insurance;
●	access to and costs of capital;
●	the handling of confidential customer information, including the impacts from the California Consumer Privacy Act and other applicable data privacy laws and regulations;
●	our ability to develop digital technology needed to grow our business and meet customer expectations;
●	management information systems disruptions;
●	alternative e-commerce offerings;
●	our advertising and overall marketing strategy, including anticipating consumer trends;
●	competition;
●	impact of changes in accounting guidance, including implementation guidelines and interpretations;
●	internal controls;
●	stock price volatility; and
●	anti-takeover provisions.

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

Overview

Lumber Liquidators (“LL Flooring” or “Company”) is one of North America's leading specialty retailers of hard-surface flooring with 416 stores as of June 30, 2021. Our Company seeks to offer the best customer experience online and in stores, with more than 500 varieties of hard-surface floors featuring a range of quality styles and on-trend designs. Our online tools also help empower customers to find the right solution for the space they’ve envisioned. Our extensive selection includes vinyl plank, solid and engineered hardwood, laminate, bamboo, porcelain tile, and cork, with a wide range of flooring enhancements and accessories to complement. Our stores are staffed with flooring experts who provide advice, pro partnership services and installation options for all of our products, the majority of which is in stock and ready for delivery.

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

Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of future results to be expected for the full year due to a number of factors, including seasonality, tariffs, supply chain, and general economic conditions, as well as the uncertainty and ongoing impact of the COVID-19 pandemic that may impact sales for the remainder of fiscal 2021.

Second Quarter Financial Highlights

●	Net sales of $301.4 million increased 30.9% compared to the same period last year, driven primarily by strong pro customer and service sales.
●	Total comparable store sales increased 31.3% versus the same period last year.
●	Gross margin of 37.4% decreased 90 basis points as a percent of sales compared to the same period last year, Adjusted Gross Margin (a non-GAAP measure) of 37.4% decreased 90 basis points as a percent of sales compared to last year, primarily reflecting higher tariffs, materials and inbound transportation costs that were partially offset by pricing, promotion and sourcing strategies.
●	SG&A as a percent of sales of 31.9% leveraged 380 basis points compared to the second quarter of last year on higher net sales. Adjusted SG&A (a non-GAAP measure) as a percent of sales of 31.8% leveraged 370 basis points compared to the second quarter of last year on higher net sales.
●	Operating margin of 5.5% increased 290 basis points compared to the second quarter of last year. Adjusted operating margin (a non-GAAP measure) of 5.6% increased 280 basis points compared to the second quarter of last year.
●	Diluted EPS of $0.41 increased $0.32 compared to the second quarter of last year. Adjusted Earnings per Diluted Share (a non-GAAP measure) of $0.41 increased $0.31 compared to the second quarter of last year.
●	During the second quarter, the Company repaid all $101.0 million of outstanding debt.
●	During the second quarter, the Company opened four new stores, bringing total stores to 416 as of June 30, 2021.

Other Items

Liquidity and Credit Agreement Amendment

As of June 30, 2021, the Company had liquidity of $241.0 million, consisting of excess availability under its Credit Agreement of $128.6 million, and cash and cash equivalents of $112.4 million. This represents an increase in liquidity of $55.0 million from June 30, 2020 and an increase of $27 million from December 31, 2020. During the second quarter the Company repaid all $101.0 million of its outstanding debt.

On April 30, 2021, the Company amended its Credit Agreement to provide:

·	An extension in maturity date from March 2024 to April 2026.
·	Termination of the FILO Term Loans and conversion of those commitments to the Revolving Credit Facility. The total size of the Credit Agreement remains at $200 million.

·	The margin for LIBOR Rate Loans (as defined in the Second Amendment) decreased by 1.25% to a range of 1.25% to 1.75% over the applicable LIBOR Rate (as defined in the Second Amendment) with respect to Revolving Loans (as defined in the Second Amendment), and reduced the LIBOR floor from 1.00% to 0.25%. The Second Amendment also decreased the unused commitment fee by 0.25% per annum.
·	Except as set forth in the Second Amendment, all other terms and conditions of the Credit Agreement remain in place.

Based on what we know today about the impact of COVID-19, the Company believes that cash flows from operations, together with the liquidity under its Credit Agreement, provides sufficient liquidity to navigate the current environment.

Impact of COVID-19 on Supply Chain

During the second quarter of 2020 we limited our inventory purchases as a direct result COVID-19. Supply chain disruption on replenishment and strong second half of 2020 sales kept inventory below our targeted level during the second half of 2020 and first half of 2021. As a result, we believe we could have captured more sales in the fourth quarter of 2020 and first half of 2021 if our inventories had been higher. While our supply chain teams continue to work diligently to bring in new inventory and allocate it effectively across our stores, we anticipate the supply chain to remain constrained for the foreseeable future, limiting inventory availability and increasing costs. Supply chain constraints include international container access and a shortage of domestic truckers, as well as renewed COVID-19 related shutdowns for some of our sourcing partners across southeast Asia and we do not expect the solid domestic hardwood supply to normalize until 2022 at the earliest. As a result of continued supply chain pressures, we expect increasing transportation and materials costs in the second half of 2021, which may persist into the foreseeable future.

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

		Section 301 tariff		Corresponding approximate
Event	Timing	level on imports	Tariff level on	percentage of Company's
		from China	Subset Products	merchandise subject to tariff
Imposition of Tariffs	September 2018	10%	10% then 0%[1]	48%
Increase in Tariffs	June 2019	25%	25% then 0%[1]	44%
Retroactive Exemption on Subset Products[1]	November 2019	25%	0%	10%
Exemption Not Renewed and Tariffs Re-imposed on Subset Products	August 2020	25%	25%	32%
	June 30, 2021	25%	25%	22%
1	On November 7, 2019, the U.S. Trade Representative granted a retroactive exclusion to September 2018 on Subset Products as defined in the Section 301 Tariffs section above bringing the rate to 0%.

Results of Operations

We believe the selected sales data, the percentage relationship between net sales and major categories in the condensed consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Increase
	% of Net Sales		(Decrease) in
	Three Months Ended June 30,		Dollar Amounts
	2021	2020	2021 VS 2020
Net Sales
Net Merchandise Sales	86.1%	91.2%	23.6%
Net Services Sales	13.9%	8.8%	106.8%
Total Net Sales	100.0%	100.0%	30.9%
Gross Profit	37.4%	38.3%	27.7%
Selling, General, and Administrative Expenses	31.9%	35.7%	16.8%
Operating Income	5.5%	2.6%	176.7%
Other Expense	0.2%	0.5%	(56.4)%
Income Before Income Taxes	5.3%	2.1%	231.5%
Income Tax Expense	1.3%	1.0%	85.7%
Net Income	4.0%	1.1%	354.3%

			% Increase
	% of Net Sales		(Decrease) in
	Six Months Ended June 30,		Dollar Amounts
	2021	2020	2021 VS 2020
Net Sales
Net Merchandise Sales	87.1%	90.2%	13.5%
Net Services Sales	12.9%	9.8%	54.1%
Total Net Sales	100.0%	100.0%	17.5%
Gross Profit	39.0%	38.8%	18.1%
Selling, General, and Administrative Expenses	34.0%	35.9%	11.3%
Operating Income	5.1%	3.0%	101.2%
Other Expense	(0.0)%	0.4%	NM %
Income Before Income Taxes	5.1%	2.6%	135.3%
Income Tax Expense (Benefit)	1.2%	(0.4)%	NM %
Net Income	3.9%	3.0%	52.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
SELECTED SALES DATA	2021	2020	2021	2020
Average Sale[1]	$1,564	$1,209	$1,488	$1,284
Average Retail Price per Unit Sold Increase (Decrease)[2]	9.9%	(4.8)%	6.8%	(1.1)%
Comparable Store Sales Increase (Decrease)[3]	31.3%	(21.3)%	18.2%	(11.6)%
Customers Invoiced Increase (Decrease)[4]	2.0%	(7.3)%	2.3%	(6.4)%

Number of Stores Open, end of period	416	422	416	422
Number of Stores Opened in Period, net	4	2	6	3
Number of Stores Relocated in Period[5]	—	—	—	1
1	Average sale is defined as the average invoiced sales order, measured quarterly, excluding returns as well as transactions under $100 (which are generally sample orders or add-on/accessories to existing orders).
2	Average retail price per unit (square feet for flooring and other units of measures for moldings and accessories) sold is calculated on a total company basis and excludes non-merchandise revenue.
3	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.

4	Change in number of customers invoiced is calculated by applying the average sale, described above, to total net sales at comparable stores.
5	A relocated store remains a comparable store as long as it is relocated within the primary trade area.

NM Not meaningful.

Net Sales

Second quarter 2021 net sales of $301.4 million increased $71.1 million, or 30.9%, versus the second quarter of 2020, driven primarily by strong pro customer and service sales. Net merchandise sales increased 23.6% and net service sales (install and freight) increased 106.8% over the prior year. The increase in net service sales primarily reflects consumers’ comfort with having professionals enter their homes compared to the severe shutdowns due to COVID-19 in the second quarter 2020. Comparable store sales for the second quarter of 2021 increased 31.3% from the second quarter of 2020. Comparable sales growth in 2021 primarily reflected the impact from the onset of COVID-19 shutdowns that began in March 2020 and continued throughout a significant part of the second quarter 2020, as well the continued execution on our transformation initiatives and strong consumer demand for installation and home improvement projects. Average ticket increased 29.4% and average retail unit price per unit sold also increased 9.9% during the same time period. During the second quarter of 2021, the Company opened four new stores bringing the total store count to 416 as of June 30, 2021.

Net sales for the six months ended June 30, 2021 increased 17.5% from the comparable period in 2020. Net merchandise sales increased 13.5% and net service sales increased 54.1% over the comparable period in 2020. Comparable store sales for the six months ended June 30, 2021 increased 18.2% from the comparable period in 2020.

Gross Profit

Gross profit increased 27.7% in the second quarter of 2021 to $112.7 million from $88.3 million in the comparable period in 2020 and gross margin decreased 90 basis points to 37.4% in the second quarter of 2021 from 38.3% in the second quarter of 2020. The decrease in gross margin for the second quarter of 2021 primarily reflected higher tariffs on certain goods imported from China (discussed in the “Section 301 Tariffs” section above) and higher materials and inbound transportation costs, which were partially offset by pricing, promotion and sourcing strategies.

Gross profit increased 18.1% for the six months ended June 30, 2021 to $228.3 million from $193.3 million in the comparable period in 2020 and gross margin increased 20 basis points to 39.0% in the six month period 2021 from 38.8% in 2020. For the first six months of 2021, the Company reported a positive $6.6 million impact from anti-dumping duty rate changes compared to 2020. Excluding this item as shown on the table that follows, Adjusted Gross Profit (a non-GAAP measure) increased by $28.5 million and Adjusted Gross Margin (a non-GAAP measure) of 37.9% decreased by 90 basis points. The decrease in adjusted gross margin was due primarily to the August 2020 reinstatement of tariffs on certain flooring products imported from China (discussed in the “Section 301 Tariffs” section that follows) partially offset by pricing, promotion and sourcing strategies.

We believe that the following item set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
Gross Profit, as reported (GAAP)	$112,730	37.4%	$88,292	38.3%	$228,322	39.0%	$193,263	38.8%

Antidumping Adjustments [1]	—	—%	—	—%	(6,566)	(1.1)%	—	—%
Sub-Total Items above	—	—%	—	—%	(6,566)	(1.1)%	—	—%

Adjusted Gross Profit (non-GAAP measures)	$112,730	37.4%	$88,292	38.3%	$221,756	37.9%	$193,263	38.8%
1	Represents antidumping expense associated with applicable prior-year shipments of engineered hardwood from China.

Selling, General and Administrative Expenses

SG&A expense for the second quarter of 2021 was $96.1 million, or 31.9% of sales, improving by 380 basis points in the second quarter of 2021 from the comparable period in 2020. SG&A in both quarters included certain costs related to legal matters and settlements. Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) for the second quarter of 2021 was $95.8 million, compared to $81.8 million in the second quarter of 2020. As a percent of sales, adjusted SG&A improved 370 basis points, to 31.8% of sales, compared to 35.5% for the same period in the prior year, which was a result of the much higher sales volume in 2021. The higher overall adjusted SG&A expense in 2021 compared to 2020 reflected substantial actions taken last year to address the COVID-19 pandemic, including lower payroll and benefits expense as we proactively aligned staffing with demand levels, temporary salary reductions for corporate office personnel and the Board of Directors, and lower advertising expense.

SG&A expense for the first six months of 2021 was $198.6 million, or 34.0% of sales, improving by 190 basis points from the comparable period in 2020. SG&A in both periods included certain costs related to legal matters and settlements. Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) was $190.5 million for the 2021 six-month period, compared to $177.2 million in 2020. As a percent of sales, adjusted SG&A improved 300 basis points, to 32.6% of sales, compared to 35.6% for the same period in the prior year, which was a result of the higher sales volume in 2021. The higher overall SG&A was primarily driven by the substantial actions taken last year to address the COVID-19 pandemic as described in the paragraph above. The Company redeemed $2.3 million of vouchers during the six months of 2021 and relieved the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.8 million was recorded as a reduction in SG&A expense.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
SG&A, as reported (GAAP)	$96,116	31.9%	$82,288	35.7%	$198,602	34.0%	$178,495	35.9%

Accrual (Recovery) for Legal Matters and Settlements [2]	—	—%	(500)	(0.2)%	7,675	1.3%	(500)	(0.1)%
Legal and Professional Fees [3]	279	0.1%	995	0.4%	427	0.1%	1,788	0.4%
Sub-Total Items above	279	0.1%	495	0.2%	8,102	1.4%	1,288	0.3%

Adjusted SG&A (a non-GAAP measure)	$95,837	31.8%	$81,793	35.5%	$190,500	32.6%	$177,207	35.6%
2	This amount represents the charge to earnings for the Mason and Savidis matters for the six months ended June 30, 2021 which are described more fully in Item 1, Note 7 to the condensed consolidated financial statements. The 2020 amounts represent a $0.5 million insurance recovery of legal fees related to certain significant legal action.
3	Represents charges to earnings related to our defense of certain significant legal actions during the period. This does not include all legal costs incurred by the Company.

Operating Income and Operating Margin

Operating income was $16.6 million for the second quarter of 2021 compared to $6.0 million for the second quarter of 2020. Adjusted Operating Income (a non-GAAP measure) was $16.9 million for the second quarter of 2021, a year-over-year increase of $10.4 million compared to adjusted operating income of $6.5 million for the second quarter of 2020. As a percent of net sales, adjusted operating margin for the second quarter of 2021 was 5.6%, up 280 basis points from the second quarter of 2020. The higher operating margin reflects good progress on our profit improvement initiatives, with our merchant and sourcing teams implementing strategies to mitigate tariffs, our marketing teams deploying more efficient and effective marketing spend, and our overall organization driving disciplined expense management, somewhat offset by higher transportation and raw materials costs, as well the continued investment in our growth initiatives.

Operating income was $29.7 million for the first six months of 2021 compared to $14.8 million for the comparable period in 2020. Adjusted Operating Income was $31.3 million for the six months ended June 30, 2021, a year-over-year increase of $15.2 million compared to Adjusted Operating Income of $16.1 million in 2020, for the same reasons as described above.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
Operating Income, as reported (GAAP)	$16,614	5.5%	$6,004	2.6%	$29,720	5.1%	$14,768	3.0%

Gross Margin Items:
Antidumping Adjustments [1]	—	—%	—	—%	(6,566)	(1.1)%	—	—%
Gross Margin Subtotal	—	—%	—	—%	(6,566)	(1.1)%	—	—%

SG&A Items:
Accrual (Recovery) for Legal Matters and Settlements [2]	—	—%	(500)	(0.2)%	7,675	1.3%	(500)	(0.1)%
Legal and Professional Fees [3]	279	0.1%	995	0.4%	427	0.1%	1,788	0.3%
SG&A Subtotal	279	0.1%	495	0.2%	8,102	1.4%	1,288	0.2%

Adjusted Operating Income (a non-GAAP measure)	$16,893	5.6%	$6,499	2.8%	$31,256	5.3%	$16,056	3.2%

1,2,3    See the Gross Profit and SG&A sections above for more detailed explanations of these individual items.

Other Expense (Income)

The Company had other expense of $0.5 million for the second quarter 2021 compared to other expense of $1.1 million for the comparable period 2020. The decrease of $0.6 million was driven by lower interest rate on our Credit Agreement due to the amendment in April 2021 and the repayment of the outstanding debt during the second quarter of 2021.

The Company had other income of $0.3 million for the first six months of 2021 compared to other expense of $2.0 million for the comparable period 2020. Both years included interest on borrowings on our Credit Agreement. The interest expense on borrowings in 2021 was offset by a favorable adjustment of $1.8 million for the reversal of interest expense associated with the $6.6 million anti-dumping duty rate refund recognized during the first quarter. Adjusted Other Expense (a non-GAAP measure) was $1.6 million for the first six months of 2021, which is a decrease of $0.5 million compared to the first six months of 2020 driven by lower interest rates on our Credit Agreement due to the amendment in April 2021.

We believe that the following item set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
Other Expense (Income), as reported (GAAP)	$498	0.2%	$1,142	0.5%	$(270)	(0.0)%	$2,024	0.4%

Interest impact related to antidumping adjustment [4]	—	—%	—	—%	(1,841)	(0.3)%	—	—%
Sub-Total Items above	—	—%	—	—%	(1,841)	(0.3)%	—	—%

Adjusted Other Expense/Adjusted Other Expense as a % of Sales (a non-GAAP measure)	$498	0.2%	$1,142	0.5%	$1,571	0.3%	$2,024	0.4%
4	Represents the interest income impact of certain antidumping adjustments related to applicable prior-year shipments of engineered hardwood from China.

Provision for Income Taxes

The Company calculates its quarterly tax provision pursuant to the guidelines in Accounting Standards Codification ("ASC") 740-270 "Income Taxes." Generally, ASC 740-270 requires companies to estimate the annual effective tax rate for current year ordinary income. The estimated annual effective tax rate represents the best estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision. This process was employed in 2021. Due to disruption related to the COVID-19 pandemic in 2020, the Company applied the actual year-to-date effective tax rate for the tax provision in the three and six month periods ended June 30, 2020.

For the three months ended June 30, 2021, the Company recognized income tax expense of $4.1 million, which represented an effective tax rate of 25.6%. For the three months ended June 30, 2020, the Company recognized income tax expense of $2.2 million, which represented an effective tax rate of 45.7%.

For the six months ended June 30, 2021, the Company recognized income tax expense of $7.4 million, which represented an effective tax rate of 24.6%. For the six months ended June 30, 2020, the Company recognized an income tax benefit of $2.1 million, which represented an effective tax rate of (16.7)%. The large benefit in the Company’s 2020 tax rate reflected the CARES Act which allowed the Company to carryback certain losses to prior periods and deduct certain capital expenditures from prior periods more quickly giving rise to a $4.8 million income tax benefit in the period.

The Company has a valuation allowance recorded against certain of its net deferred tax assets of $5.6 million as of June 30, 2021 because the jurisdiction and nature of the assets makes realization of these deferred tax assets uncertain. The Company intends to maintain this valuation allowance on its deferred tax assets until there is sufficient evidence to support the realizability of those deferred tax assets or time lapses without opportunity to realize those assets.

Diluted Earnings per Share

Earnings per diluted share was $0.41 for the second quarter of 2021 compared to $0.09 in the year ago quarter, and second quarter 2021 Adjusted Earnings Per Diluted Share (a non-GAAP measure) was $0.41 compared to $0.10 for the second quarter of 2020.

Earnings per diluted share was $0.77 for the six months ended June 30, 2021, compared to $0.51 for the six months ended June 30, 2020. Adjusted Earnings Per Diluted Share was $0.76 for the six months ended June 30, 2021, compared to $0.55 for the six months ended June 30, 2020.

We believe that each of the items below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Net Income, as reported (GAAP)	$11,989	$2,639	$22,611	$14,874
Net Income per Diluted Share (GAAP)	$0.41	$0.09	$0.77	$0.51

Gross Margin Items:
Antidumping Adjustments [1]	—	—	(4,852)	—
Gross Margin Subtotal	—	—	(4,852)	—

SG&A Items:
Accrual (Recovery) for Legal Matters and Settlements [2]	—	(369)	5,672	(369)
Legal and Professional Fees [3]	206	735	316	1,321
SG&A Subtotal	206	366	5,988	952

Other Expense Items:
Antidumping Adjustments Interest [4]	—	—	(1,360)	—
Other (Income) Expense Subtotal	—	—	(1,360)	—

Adjusted Earnings	$12,195	$3,005	$22,387	$15,826
Adjusted Earnings per Diluted Share (a non-GAAP measure)	$0.41	$0.10	$0.76	$0.55

1,2,3,4    See the Gross Profit, SG&A and Other Expense (Income) sections above for more detailed explanations of these individual items. These items have been tax affected at the Company’s federal incremental rate of 26.1%.

Seasonality

Our net sales fluctuate slightly as a result of seasonal factors, and we adjust merchandise inventories in anticipation of those factors, causing variations in our build of merchandise inventories. Generally, we experience higher-than-average net sales in the spring and fall, when more home remodeling activities are taking place, and lower-than-average net sales in the winter months and during the hottest summer months. These seasonal fluctuations, however, are minimized to some extent by our national presence, as markets experience different seasonal characteristics. Those historical trends have been and continue to be affected by the COVID-19 pandemic.

Liquidity, Capital Resources and Cash Flows

Our strong balance sheet and liquidity provide us with the financial flexibility to fund our growth initiatives and position LL Flooring for long-term success. We had cash and cash equivalents of $112.4 million as of June 30, 2021 and repaid all $101.0 of our outstanding debt during the second quarter of 2021.

Our principal sources of liquidity at June 30, 2021 were cash from our ongoing operations, $112.4 million of cash and cash equivalents on our balance sheet and $128.6 million of availability under our Revolving Loan. As of

June 30, 2021, there was no outstanding balance on our Revolving Loan, but had we borrowed, it would have carried an interest rate of 1.75%.

Our cash flows from operating activities was $53.3 million during the first six months of 2021 which was primarily the result of our net income during the period ($22.6 million), sell through of inventory ($17.6 million), and growth in customer deposits ($6.3 million).

Through the six months ended June 30, 2021, net cash flows used in investing activities included $7.4 million in capital expenditures for store rebranding, opening 6 new stores and investments in digital. For 2021 we currently expect capital expenditure investments of up to $24 million to $28 million as our business results support the opening of 12 to 15 new stores and the continuation of the investing activities described above.

Through the six months ended June 30, 2021, net cash used in financing activities was $103.5 million, compared to $18.4 million provided by financing activities in the six months ended June 30, 2020. This activity in the current six-month period was primarily due to the paydown of all our outstanding debt under the Credit Agreement of $101.0 million. The comparable 2020 six-month period was primarily due to net borrowings of $19.0 million under our Credit Agreement.

On April 30, 2021 we entered into a Second Amendment to the Credit Agreement to extend the maturity date to April 30, 2026, convert the FILO Term Loan into the Revolving Credit Facility, decrease the margin for LIBOR Rate Loans, and reduce the LIBOR floor, which is described more fully in Item 1, Note 5 to the condensed consolidated financial statements.

Our focus on liquidity since the onset of the COVID-19 pandemic in March 2021 has allowed us to build a strong position to navigate the continuing COVID-19 environment, and our business continues to generate solid cash flow. We are monitoring the current macro-economic conditions and the impact of COVID-19, including the potential impact of emerging variants. We believe that cash flows from operations, together with cash on hand, and the liquidity under our Credit Agreement will be sufficient to meet our obligations, fund our settlements, operations, and anticipated capital expenditures for the next 12 months. We also plan to increase our inventories as supply chain disruptions abate. We prepare our forecasted cash flow and liquidity estimates based on assumptions that we believe to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Merchandise Inventories

Merchandise inventories at June 30, 2021 decreased $20.5 million from December 31, 2020 primarily due to supply chain constraints on replenishment and strong sales during the first six months of 2021. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of June 30, 2021	As of December 31, 2020	As of June 30, 2020

	(in thousands)
Inventory – Available for Sale	$190,916	$205,664	$227,418
Inventory – Inbound In-Transit	32,991	38,745	21,304
Total Merchandise Inventories	$223,907	$244,409	$248,722

Available Inventory Per Store	$459	$502	$539

Available inventory per store at June, 2021 was lower than at December 31, 2020 and significantly lower than June 30, 2020. The decrease in available inventory compared to June 30, 2020 was primarily driven by supply chain constraints on replenishment and strong sales that continue to keep inventory below our targeted levels.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. Our policy is to invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. Borrowings under our Credit Agreement are exposed to interest rate risk due to the variable rate of the facility, and the expected transition from the LIBOR reference rate in 2021. As of June 30, 2021, we had no amount outstanding under our Credit Agreement. If the interest rate had varied by 1% in either direction during the 2020 annual period, interest expense would have fluctuated by $1 million.

We currently do not engage in any interest rate hedging activity. However, in the future, in an effort to mitigate losses associated with interest rate risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2021. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended June 30, 2021 (in thousands, except per share amounts):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[1]	per Share[1]	Programs	Programs
April 1, 2021 to April 30, 2021	—	—	—	—
May 1, 2021 to May 31, 2021	—	—	—	—
June 1, 2021 to June 30, 2021	—	—	—	—
Total	—	—	—	—
1	We repurchased 19,025 shares of our common stock, at an average price of $23.04, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended June 30, 2021.

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

101

The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMBER LIQUIDATORS HOLDINGS, INC.
(Registrant)

Date: August 3, 2021	By:	/s/ Nancy A. Walsh
Nancy A. Walsh
Chief Financial Officer (Principal Financial Officer)