Form 10-Q
period 2021-09-30
Lumber Liquidators Holdings, Inc.
filed 2021-11-03
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 28, 2021, there are 29,088,188 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LUMBER LIQUIDATORS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2021

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and Cash Equivalents	$104,211	$169,941
Merchandise Inventories	224,998	244,409
Prepaid Expenses	10,173	9,370
Tariff Recovery Receivable	—	4,078
Other Current Assets	11,396	10,354
Total Current Assets	350,778	438,152
Property and Equipment, net	95,586	97,557
Operating Lease Right-of-Use	123,526	109,475
Goodwill	9,693	9,693
Deferred Tax Asset	11,583	11,611
Other Assets	8,669	7,860
Total Assets	$599,835	$674,348

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$53,093	$70,543
Customer Deposits and Store Credits	70,221	61,389
Accrued Compensation	9,203	15,347
Sales and Income Tax Liabilities	4,707	5,793
Accrual for Legal Matters and Settlements	34,903	30,398
Operating Lease Liabilities - Current	32,660	33,024
Other Current Liabilities	25,467	25,761
Total Current Liabilities	230,254	242,255
Other Long-Term Liabilities	6,714	13,293
Operating Lease Liabilities - Long-Term	101,964	90,194
Credit Agreement	—	101,000
Total Liabilities	338,932	446,742

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 30,496 and 30,229 shares issued and 29,089 and 28,911 shares outstanding, respectively)	30	30
Treasury Stock, at cost (1,407 and 1,318 shares, respectively)	(145,078)	(142,977)
Additional Capital	226,636	222,628
Retained Earnings	179,315	147,925
Total Stockholders’ Equity	260,903	227,606
Total Liabilities and Stockholders’ Equity	$599,835	$674,348

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net Sales
Net Merchandise Sales	$240,802	$261,009	$750,388	$709,845
Net Services Sales	41,427	34,824	116,675	83,646
Total Net Sales	282,229	295,833	867,063	793,491
Cost of Sales
Cost of Merchandise Sold	144,307	152,530	442,914	419,230
Cost of Services Sold	32,721	26,777	90,626	64,472
Total Cost of Sales	177,028	179,307	533,540	483,702
Gross Profit	105,201	116,526	333,523	309,789
Selling, General and Administrative Expenses	93,165	93,374	291,767	271,869
Operating Income	12,036	23,152	41,756	37,920
Other Expense (Income)	18	685	(252)	2,709
Income Before Income Taxes	12,018	22,467	42,008	35,211
Income Tax Expense	3,239	6,964	10,618	4,834
Net Income	$8,779	$15,503	$31,390	$30,377
Net Income per Common Share—Basic	$0.30	$0.54	$1.08	$1.05
Net Income per Common Share—Diluted	$0.30	$0.53	$1.06	$1.04
Weighted Average Common Shares Outstanding:
Basic	29,082	28,859	28,984	28,801
Diluted	29,455	29,334	29,494	29,075

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net Income	$8,779	$15,503	$31,390	$30,377
Other Comprehensive Income:
Foreign Currency Translation Adjustments	—	247	—	519
Total Other Comprehensive Income	—	247	—	519
Comprehensive Income	$8,779	$15,750	$31,390	$30,896

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

								Total
	Common Stock		Treasury Stock		Additional	Retained		Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	AOCL	Equity

July 1, 2020	28,852	$30	1,309	$(142,752)	$219,618	$101,372	$(1,308)	$176,960
Stock-Based Compensation Expense	—	—	—	—	1,146	—	—	1,146
Exercise of Stock Options	11	—	—	—	205	—	—	205
Release of Restricted Shares	8	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	4	(75)	—	—	—	(75)
Translation Adjustment	—	—	—	—	—	—	247	247
Net Income	—	—	—	—	—	15,503	—	15,503
September 30, 2020	28,871	$30	1,313	$(142,827)	$220,969	$116,875	$(1,061)	$193,986

July 1, 2021	29,063	$30	1,392	$(144,788)	$225,287	$170,536	$—	$251,065
Stock-Based Compensation Expense	—	—	—	—	1,349	—	—	1,349
Release of Restricted Shares	26	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	15	(290)	—	—	—	(290)
Net Income	—	—	—	—	—	8,779	—	8,779
September 30, 2021	29,089	$30	1,407	$(145,078)	$226,636	$179,315	$—	$260,903

								Total
	Common Stock		Treasury Stock		Additional	Retained		Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	AOCL	Equity

January 1, 2020	28,714	$30	1,245	$(142,314)	$218,616	$86,498	$(1,580)	$161,250
Stock-Based Compensation Expense	—	—	—	—	2,112	—	—	2,112
Exercise of Stock Options	14	—	—	—	241	—	—	241
Release of Restricted Shares	143	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	68	(513)	—	—	—	(513)
Translation Adjustment	—	—	—	—	—	—	519	519
Net Income	—	—	—	—	—	30,377	—	30,377
September 30, 2020	28,871	$30	1,313	$(142,827)	$220,969	$116,875	$(1,061)	$193,986

January 1, 2021	28,911	$30	1,318	$(142,977)	$222,628	$147,925	$—	$227,606
Stock-Based Compensation Expense	—	—	—	—	3,945	—	—	3,945
Exercise of Stock Options	6	—	—	—	63	—	—	63
Release of Restricted Shares	172	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	89	(2,101)	—	—	—	(2,101)
Net Income	—	—	—	—	—	31,390	—	31,390
September 30, 2021	29,089	$30	1,407	$(145,078)	$226,636	$179,315	$—	$260,903

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020

Cash Flows from Operating Activities:
Net Income	$31,390	$30,377
Adjustments to Reconcile Net Income:
Depreciation and Amortization	13,985	13,327
Deferred Income Taxes Provision	28	547
Income on Vouchers Redeemed for Legal Settlements	(1,183)	—
Stock-Based Compensation Expense	3,945	2,112
Provision for Inventory Obsolescence Reserves	1,784	2,564
Impairment of Operating Lease Right-of-Use	—	935
Loss (Gain) on Disposal of Fixed Assets	31	(401)
Changes in Operating Assets and Liabilities:
Merchandise Inventories	15,683	46,057
Accounts Payable	(17,277)	31,308
Customer Deposits and Store Credits	8,832	22,165
Accrued Compensation	(6,144)	2,530
Tariff Recovery Receivable	4,078	19,509
Prepaid Expenses and Other Current Assets	(792)	821
Accrual for Legal Matters and Settlements	7,733	2,183
Payments for Legal Matters and Settlements	(101)	(4,903)
Deferred Rent Payments	(2,154)	4,709
Other Assets and Liabilities	(9,558)	6,922
Net Cash Provided by Operating Activities	50,280	180,762

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(12,276)	(9,822)
Other Investing Activities	58	949
Net Cash Used in Investing Activities	(12,218)	(8,873)

Cash Flows from Financing Activities:
Borrowings on Credit Agreement	—	45,000
Payments on Credit Agreement	(101,000)	(26,000)
Common Stock Repurchased	(2,101)	(513)
Other Financing Activities	(691)	7
Net Cash (Used in) Provided by Financing Activities	(103,792)	18,494
Effect of Exchange Rates on Cash and Cash Equivalents	—	(29)
Net (Decrease) Increase in Cash and Cash Equivalents	(65,730)	190,354
Cash and Cash Equivalents, Beginning of Period	169,941	8,993
Cash and Cash Equivalents, End of Period	$104,211	$199,347

Supplemental disclosure of non-cash operating activities:
Relief of Inventory for Vouchers Redeemed for Legal Settlements	$1,944	$—

Supplemental disclosure of non-cash operating and financing activities:
Tenant Improvement Allowance for Leases	$(1,053)	$(676)

See accompanying notes to condensed consolidated financial statements

Lumber Liquidators Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except per share amounts)

Note 1.       Basis of Presentation

Lumber Liquidators Holdings, Inc. and its direct and indirect subsidiaries (collectively and, where applicable, individually, “LL Flooring” or the “Company”) engage in business as a multi-channel specialty retailer of hard-surface flooring, and hard-surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of exotic and domestic hardwood species, engineered hardwood, laminate, resilient vinyl, water-resistant vinyl plank and porcelain tile flooring direct to the consumer. The Company features renewable flooring products, bamboo and cork, and provides a wide selection of flooring enhancements and accessories, including moldings, noise-reducing underlayment, adhesives and flooring tools. The Company also provides in-home delivery and installation services to its customers. The Company primarily sells to homeowners or to contractors on behalf of homeowners through a network of store locations in metropolitan areas. As of September 30, 2021, the Company’s network of 422 stores spanned 47 states in the United States (“U.S.”). In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its customer relationship center in Richmond, Virginia and its digital platform, LLFlooring.com.

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

Results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of future results to be expected for the full year due to a number of factors, including supply chain, seasonality, tariffs, and general economic conditions, as well as the uncertainty and ongoing impact of the COVID-19 pandemic that may impact supply chain and/or sales for the remainder of fiscal 2021.

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

		Section 301 tariff		Corresponding approximate
Event	Timing	level on imports	Tariff level on	percentage of Company's
		from China	Subset Products	merchandise subject to tariff
Imposition of Tariffs	September 2018	10%	10% then 0%[1]	48%
Increase in Tariffs	June 2019	25%	25% then 0%[1]	44%
Retroactive Exemption on Subset Products[1]	November 2019	25%	0%	10%
Exemption Not Renewed and Tariffs Re-imposed on Subset Products	August 2020	25%	25%	32%
	September 30, 2021	25%	25%	22%
1	On November 7, 2019, the U.S. Trade Representative granted a retroactive exclusion to September 2018 on Subset Products as defined in the Section 301 Tariffs section above bringing the rate to 0%.

Recognition of Net Sales

The Company generates revenues primarily by retailing merchandise in the form of hard-surface and porcelain flooring and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Sales occur through a network of 422 stores, which spanned 47 states in the U.S. at September 30, 2021. In addition, both the merchandise and services can be ordered through a call center and from the Company’s digital platform, LLFlooring.com. The Company’s agreements with its customers are of short duration (less than a year) and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

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

The following table shows the activity in this account for the periods noted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Customer Deposits and Store Credits, Beginning Balance	$(67,731)	$(55,492)	$(61,389)	$(41,571)
New Deposits	(304,604)	(324,726)	(935,576)	(870,052)
Recognition of Revenue	282,229	295,833	867,063	793,491
Sales Tax included in Customer Deposits	16,936	18,389	52,708	49,932
Other	2,949	2,260	6,973	4,464
Customer Deposits and Store Credits, Ending Balance	$(70,221)	$(63,736)	$(70,221)	$(63,736)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 90 days, subject to the discretion of the store manager. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels, and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company reduces revenue by the amount of expected returns and records it within “Other Current Liabilities” on the condensed consolidated balance sheet. The Company continues to estimate the amount of returns based on historical data. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the “Other Current Assets” caption of the accompanying condensed consolidated balance sheet. This amount was $1.3 million at September 30, 2021. The Company recognizes sales commissions as incurred since the amortization period is less than one year.

In total, the Company offers hundreds of different flooring products; however, no single flooring product represented a significant portion of its sales mix. By major product category, the Company’s sales mix was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Manufactured Products [1]	$129,543	46%	$135,119	46%	$401,373	46%	$366,632	46%
Solid and Engineered Hardwood	69,090	24%	80,643	27%	220,887	26%	219,444	28%
Moldings and Accessories and Other	42,169	15%	45,247	15%	128,128	15%	123,769	16%
Installation and Delivery Services	41,427	15%	34,824	12%	116,675	13%	83,646	10%
Total	$282,229	100%	$295,833	100%	$867,063	100%	$793,491	100%

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

The Company offers a range of limited warranties for the durability of the finish on its prefinished products to its services provided. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. This warranty reserve was $1.0 million at September 30, 2021. Warranty costs are recorded in cost of sales. The Company seeks recovery from its vendors and third-party independent contractors of installation services for certain amounts paid.

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

Note 3.       Stockholders’ Equity

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Income	$8,779	$15,503	$31,390	$30,377
Weighted Average Common Shares Outstanding—Basic	29,082	28,859	28,984	28,801
Effect of Dilutive Securities:
Common Stock Equivalents	373	475	510	274
Weighted Average Common Shares Outstanding—Diluted	29,455	29,334	29,494	29,075
Net Income per Common Share—Basic	$0.30	$0.54	$1.08	$1.05
Net Income per Common Share—Diluted	$0.30	$0.53	$1.06	$1.04

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock Options	222	112	167	390
Restricted Shares	280	110	100	113

Note 4.       Stock-based Compensation

The following table summarizes share activity related to stock options and restricted stock awards (“RSAs”):

		Restricted Stock
	Stock Options	Awards
Options Outstanding/Nonvested RSAs, January 1, 2021	554	872
Granted	109	265
Options Exercised/RSAs Released	(6)	(261)
Forfeited	(20)	(43)
Options Outstanding/Nonvested RSAs, September 30, 2021	637	833

The Company granted a target of 47,768 performance-based RSAs with a grant date fair value of $1.1 million during the nine months ended September 30, 2021 and a target of 94,591 performance-based RSAs with a grant date fair value of $0.9 million during the nine months ended September 30, 2020. The performance-based RSAs in both years were awarded to certain members of senior management in connection with the achievement of specific key financial metrics that will be measured over separate respective three-year periods and which will vest at the end of each respective three-year period if the respective performance conditions are met. In addition, the number of 2020 performance-based awards that will ultimately vest is also contingent upon the results of a relative total shareholder return multiple by the end of year three. The Company assesses the probability of achieving these metrics on a quarterly basis. For these awards, the Company recognizes the fair value expense ratably over the performance and vesting period. These awards are included above in RSAs Granted.

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

The Revolving Credit Facility is secured by security interests in the Collateral (as defined in the Credit Agreement), which includes substantially all assets of the Company including, among other things, the Company’s inventory and credit card receivables, and the Company’s East Coast distribution center located in Sandston, Virginia. Under the terms of the Credit Agreement, the Company has the ability to release the East Coast distribution center from the Collateral under certain conditions.

The Second Amendment decreased the margin for LIBOR Rate Loans (as defined in the Second Amendment) to a range of 1.25% to 1.75% over the applicable LIBOR Rate with respect to revolving loans (as defined in the Second Amendment) depending on the Company’s’ average daily excess borrowing availability, a decrease of 1.25% from rates prior to the Second Amendment. As previously stated, the FILO Term Loans were terminated by this Second Amendment. The amendment decreased the LIBOR Rate Floor from 1.00% to 0.25%. The Second Amendment also decreased the unused commitment fee of 0.50% per annum to 0.25% per annum on the average daily unused amount of the Revolving Credit Facility during the most recently completed calendar quarter. As of September 30, 2021, had the Company re-borrowed, the Revolving Credit Facility would have carried an interest rate subject to the terms stated directly above.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective only when specified availability under the Revolving Credit Facility falls below the greater of $17.5 million or 10% of the Combined Loan Cap (as defined in the Credit Agreement).

Except as set forth in the Second Amendment, all other terms and conditions of the Credit Agreement remain in place.

The Company repaid all $101.0 million of borrowings during the second quarter of 2021. As of September 30, 2021, there was no amount outstanding under the Revolving Credit Facility. The Company had $3.0 million in letters of credit which reduces its availability. As of September 30, 2021, there was $128.0 million of availability under the Revolving Credit Facility.

Note 6.       Income Taxes

The Company calculates its quarterly tax provision pursuant to the guidelines in Accounting Standards Codification ("ASC") 740-270 "Income Taxes." Generally, ASC 740-270 requires companies to estimate the annual effective tax rate for current year ordinary income. The estimated annual effective tax rate represents the best estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision and is adjusted for discrete items that occur within the period. This process has been employed in 2021. Due to disruption related to the COVID-19 pandemic in 2020, the Company applied the actual year-to-date effective tax rate for the tax provision in the three and nine-month periods ended September 30, 2020.

For the three months ended September 30, 2021, the Company recognized income tax expense of $3.2 million, which represented an effective tax rate of 27.0%. For the three months ended September 30, 2020, the Company recognized income tax expense of $7.0 million, which represented an effective tax rate of 31.0%.

For the nine months ended September 30, 2021, the Company recognized income tax expense of $10.6 million, which represented an effective tax rate of 25.3%. For the nine months ended September 30, 2020, the Company recognized an income tax expense of $4.8 million, which represented an effective tax rate of 13.7%. The variability of the tax rate between the two periods is due to the use of the effective tax rate method in 2021 compared to discrete provision in 2020, including the favorable impact of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

The Company has a valuation allowance recorded against certain of its net deferred tax assets of $5.6 million as of September 30, 2021 because the jurisdiction and nature of the assets makes realization of these deferred tax assets uncertain. The Company intends to maintain this valuation allowance on its deferred tax assets until there is sufficient evidence to support the realizability of those deferred tax assets or time lapses without opportunity to realize those assets.

Note 7.       Commitments and Contingencies

The following chart shows the activity related to the Balance Sheet “Accrual for Legal Matters and Settlements”. The matters themselves are described in greater detail in the paragraphs that follow the chart.

	January 1, 2021				September 30, 2021
Litigation Matter	Accrual for Legal Matters				Accrual for Legal Matters
Description	and Settlements	Accruals	Settlement Payments	Vouchers Redeemed	and Settlements
MDL	$14,000	$—	$—	$(2,781)	$11,219	[1]
Gold	16,000	—	—	(346)	15,654	[1]
Mason	—	7,000	—	—	7,000
Other Matters	398	733	(101)	—	1,030
	$30,398	$7,733	$(101)	$(3,127)	$34,903

	January 1, 2020				September 30, 2020
Litigation Matter	Accrual for Legal Matters				Accrual for Legal Matters
Description	and Settlements	Accruals	Settlement Payments	Vouchers Redeemed	and Settlements
MDL	$35,500	$—	$—	$—	$35,500
Gold	27,000	2,000	—	—	29,000
Kramer	4,750	—	(4,750)	—	—
Other Matters	221	183	(153)	—	251
	$67,471	$2,183	$(4,903)	$—	$64,751
1	The remaining accrual will be fulfilled by redeeming vouchers as discussed below.

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

In April 2021, the Company entered into a Memorandum of Understanding (“Mason MOU”) with counsel for the lead plaintiffs in the Mason matter. Under the terms of the Mason MOU, the Company will pay up to $7.0 million to settle the claims asserted in the Mason matter on behalf of all Mason Putative Class Employees who (i) opted-in to the collective action (“Collective Members”) and (ii) are currently or were employed in New York and did not previously file an opt-in notice to participate in the collective action (the “New York Non Opt-Ins”). The New York Non Opt-Ins will have an opportunity to file an opt-in notice to participate in the settlement. To the extent that a New York Non Opt-In does not subsequently file such a notice, then the amount apportioned to that claim shall revert to the Company. In addition, any checks issued to the Collective Members and the New York Non Opt-Ins which are not cashed within one hundred eighty days will revert to the Company. The Mason MOU is subject to certain contingencies, including court approval of the definitive settlement agreement. There can be no assurance that a settlement will be approved or as to the ultimate outcome of the litigation. If a final, court approved settlement is not reached, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for success on the merits. If the parties are unable to finalize the settlement, the Mason matter could have a material adverse effect on the Company’s financial condition and results of operations. As a result of these developments, the Company determined that a probable loss has been incurred and has accrued within SG&A a $7.0 million liability during the first quarter of 2021. As of September 30, 2021, the remaining accrual related to this matter is $7.0 million, which has been included in the caption “Accrual for Legal Matters and Settlements” on its condensed consolidated balance sheet.

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

In December 2020, the Company began contacting individuals who constitute the Savidis Plaintiffs and offered individual settlements in satisfaction of their claims. In April 2021, the Company entered into a Memorandum of Understanding (“Savidis MOU”) with counsel for the lead plaintiffs in the Savidis matter. Under the terms of the Savidis MOU, the Company will pay $0.9 million reduced by a credit of $0.1 million for amounts already paid to the individuals who accepted the Company’s prior settlement offer. The Company accrued an additional $675 thousand related to this matter in the first quarter 2021. The Savidis MOU is subject to certain contingencies, including court approval of the definitive settlement agreement. There can be no assurance that a settlement will be approved or as to the ultimate outcome of the litigation. If a final, court approved settlement is not reached, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for success on the merits. If the parties are unable to finalize the settlement, the Savidis matter could have a material adverse effect on the Company’s financial condition and results of operations.

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

Results by period for the Company are shown below. The column labeled ‘September 30, 2021 Receivable/Liability Balance’ represents the amount the Company would receive or pay (net of any collections or payments) as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. It does not include any initial amounts paid for AD or CVD in the current period at the in-effect rate at that time.

The Company recorded net interest income related to antidumping of $1.8 million for the nine months ended September 30, 2021, with the amount included in other expense on the condensed consolidated statements of operations. The estimated associated interest payable and receivable for each period is not included in the table below but is included in the same financial statement line item on the Company’s condensed consolidated balance sheet as the associated liability and receivable balance for each period.

Review		Rates at which		September 30, 2021
Period	Period Covered	Company	Final Rate	Receivable/Liability
		Deposited		Balance
Antidumping
1	May 2011 through	6.78% and 3.3%	0.73%[1]	$1.3 million
	November 2012			receivable[1]
2	December 2012 through	3.30%	3.92% [2]	$0.2 million
	November 2013			liability [2]
3	December 2013 through	3.3% and 5.92%	0.0%[3]	$1.8 million
	November 2014			receivable[3]
4	December 2014 through	5.92% and 13.74%	0.0%	Settled
November 2015
5	December 2015 through	5.92%. 13.74%. and 17.37%	0.0%	Settled
November 2016
6	December 2016 through	17.37% and 0.0%	42.57% and 0.0%[4]	$0.5 million receivable
	November 2017			$1.5 million liability[4]
7	December 2017 through	0.0%	0.0%[5]	NA
November 2018
8	December 2018 through	0.0%	0.0%[6]	NA
November 2019
			Included on the Condensed Consolidated Balance Sheet in Other Current Assets	$2.3 million
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$1.3 million
			Included on the Condensed Consolidated Balance Sheet in Other Current Liabilities	$0.2 million
			Included on the Condensed Consolidated Balance Sheet in Other Long-Term Liabilities	$1.5 million
Countervailing
1&2	April 2011 through	1.50%	0.83% / 0.99%	$0.2 million
	December 2012			receivable
3	January 2013 through December 2013	1.50%	1.38%	$0.05 million receivable
4	January 2014 through December 2014	1.50% and 0.83%	1.06%	$0.02 million receivable
5	January 2015 through December 2015	0.83% and 0.99%	Final at 0.11% and 0.85%[7]	$0.07 million receivable [7]
6	January 2016 through December 2016	0.99% and 1.38%	Final at 3.10% and 2.96%	$0.04 million liability [8]
7	January 2017 through December 2017	1.38% and 1.06%	20.75%[9]	$1.7 million liability [9]
8	January 2018 through December 2018	1.06%	5.81% [10]	NA
			Included on the Condensed Consolidated Balance Sheet in Other Current Assets	$0.07 million
			Included on the Condensed Consolidated Balance Sheet in Other Assets	$0.3 million
			Included on the Condensed Consolidated Balance Sheet in Other Current Liabilities	$0.04 million
			Included on the Condensed Consolidated Balance Sheet in Other Long-Term Liabilities	$1.7 million

1	In the second quarter of 2018, the Court of International Trade (“CIT”) sustained the DOC’s recommendation to reduce the rate for the first annual review period to 0.73% (from 5.92%). As a result, the Company reversed its $0.8 million liability and recorded a $1.3 million receivable with a corresponding reduction of cost of sales during the year ended December 31, 2018.

2	In the second quarter of 2020, the CIT received a recommendation from the DOC to reduce the rate for the second annual review period to 3.92% (from 13.74%). The recommendation was accepted by the CIT in the fourth quarter of 2020, and the Company reversed $3.9 million of its $4.1 million liability, with a corresponding reduction of cost of sales.

3	In the third quarter of 2020, the CIT received a recommendation from the DOC to reduce the rate for the third annual review period to 0.0% from 17.37%. The recommendation was accepted by the CIT in the first quarter of 2021, and the Company reversed the entire $4.7 million liability, with a corresponding reduction of cost of sales, and recorded a $1.8 million receivable and favorable adjustment to cost of sales for deposits made at previous preliminary rates.

4	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 42.57% and 0% depending on the vendor. As a result, the Company recorded a liability of $0.8 million with a corresponding reduction of cost of sales during the year ended December 31, 2019. The Company received payments during 2019 for its vendor with a final rate of 0.0% and the remaining balance of $0.5 million as of June 30, 2021 was included in other current assets on the condensed consolidated balance sheet. The vendors with a final rate of 42.57% are under appeal and the balance of $1.5 million as of September 30, 2021 was included in other long-term liabilities on the condensed consolidated balance sheet.

5	In the first quarter of 2020, the DOC issued a preliminary rate of 0.0% for the seventh annual review period.

6	In April 2021, the DOC issued a preliminary rate of 0.0% for the eighth annual review period. This rate was finalized at 0.0% in October 2021.

7	In the second quarter of 2018, the DOC issued the final rates for the fifth annual review period at 0.11% and 0.85% depending on the vendor. As a result, in the second quarter of 2018, the Company recorded a receivable of $0.07 million for deposits made at previous preliminary rates, with a corresponding reduction of cost of sales.

8	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 3.1% and 2.96% depending on the vendor. As a result, the Company recorded a liability of $0.4 million with a corresponding reduction of cost of sales during the year ended December 31, 2019. The remaining balance, after payments, was approximately $40 thousand as of September 30, 2021.

9	In the fourth quarter of 2020, the DOC issued the final rate 20.75% for the seventh annual review period. As a result, the Company recorded a liability of $1.7 million with a corresponding increase to cost of sales during the year ended December 31, 2020. The Company has appealed this final rate during the first quarter of 2021.

10	In October 2021, the DOC issued the final rate of 5.81% for the eighth annual review period. As a result, in October 2021 the Company recorded a $0.3 million liability with a corresponding increase in cost of sales.

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

The Company recognized a charge to earnings of $28 million within selling, general and administrative expense during the fourth quarter of 2018 as its loss became probable and estimable. During the third quarter of 2020, the Company recognized an additional charge to earnings for in-store vouchers of $2 million within selling, general and administrative expense as the Company became aware that a threshold in the settlement agreement was met. The Company paid the remaining $13 million of the Gold Cash Payment in the fourth quarter of 2020. The vouchers were issued in the middle of the third quarter of 2021. As of September 30, 2021, the remaining accrual related to these matters was $15.7 million for vouchers, which has been included in the caption “Accrual for Legal Matters and

Settlements” on its condensed consolidated balance sheet. As $0.3 million of vouchers were redeemed during the first nine months of 2021, the Company relieved the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.1 million was recorded as a reduction in “Selling, General and administrative Expenses” (“SG&A”) on the condensed consolidated statement of operations.

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

On September 9, 2021, Larry and Kathy Fluharty filed a purported class action lawsuit in the United States District Court for the Eastern District of Arkansas alleging substantially the same allegations as the Gold Litigation, for a class period beginning March 16, 2019 to present (the “Fluharty Litigation”). The Company is evaluating the Fluharty Litigation and is unable to determine if a loss is reasonably possible or to estimate the amount or range of possible loss, if any. The Company disputes the claims in the Fluharty Litigation and intends to defend the matter vigorously.

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

The $36 million aggregate settlement amount was accrued in 2017. The Company had held $21.5 million of the Settlement as a deposit pending the appeals and the distribution of cash by the administrator, which occurred in the fourth quarter of 2020. As of September 30, 2021, the remaining accrual related to these matters was $11.2 million for vouchers, which has been included in the caption “Accrual for Legal Matters and Settlements – Current” on its condensed consolidated balance sheet. As $2.8 million of vouchers were redeemed during the first nine months of 2021, the Company relieved the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $1.1 million was recorded as a reduction in “Selling, General and administrative Expenses” (“SG&A”) on the condensed consolidated statement of operations.

In addition to those purchasers who elected to opt out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”). Certain of these Related Laminate Matters were settled in 2019. The Company did not have any expense for these matters for the nine months ended September 30, 2021, or for the nine months ended September 30, 2020. As of September 30, 2021 and 2020, the remaining accrual related to these matters was $0.1 million, which has been included in the caption “Accrual for Legal Matters and Settlements” on the condensed consolidated balance sheet. While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

During the third quarter of 2021, the Company reached a settlement with its insurance carrier related to legal fees for the MDL matter for $0.4 million and received payment in October 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact on us of any of the following:

●	obtaining products from abroad, including the effects of the COVID-19 pandemic and tariffs, delays in shipping, as well as the effects of antidumping and countervailing duties;

●	having sufficient inventory for consumer demand;
●	a sustained period of inflation impacting consumer spending;
●	inability to hire and/or retain employees;
●	an overall decline in the health of the economy, the hard-surface flooring industry, the housing market and overall consumer spending, including the effects of the COVID-19 pandemic;
●	impact on sales, ability to obtain and distribute products, and employee safety and retention, including the effects of the COVID-19 pandemic;
●	the outcomes of legal proceedings, and the related impact on liquidity;
●	reputational harm;
●	obligations under various settlement agreements and other compliance matters;
●	disruptions due to cybersecurity threats, including any impacts from a network security incident;
●	inability to open new stores, find suitable locations for our new store concept, and fund other capital expenditures;
●	inability to execute on our key initiatives or such key initiatives do not yield desired results;
●	disruption in our ability to distribute our products, including due to disruptions from the impacts of severe weather;
●	operating an office in China;
●	managing third-party installers and product delivery companies;
●	our ability to develop, grow and maintain business relationships with professional contractors;
●	renewing store, warehouse, or other corporate leases;
●	international and domestic transportation costs and availability;
●	having sufficient suppliers;
●	our, and our suppliers’, compliance with complex and evolving rules, regulations, and laws at the federal, state, and local level;
●	product liability claims, marketing substantiation claims, wage and hour claims, employment classification claims and other labor and employment claims;
●	availability of suitable hardwood, including due to disruptions from the impacts of severe weather;
●	sufficient insurance coverage, including cybersecurity insurance;
●	access to and costs of capital;
●	the handling of confidential customer information, including the impacts from the California Consumer Privacy Act and other applicable data privacy laws and regulations;
●	our ability to develop digital technology needed to grow our business and meet customer expectations;
●	management information systems disruptions;
●	alternative e-commerce offerings;
●	our advertising and overall marketing strategy, including anticipating consumer trends;
●	competition;
●	impact of changes in accounting guidance, including implementation guidelines and interpretations;
●	internal controls;
●	stock price volatility; and
●	anti-takeover provisions.

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

Overview

LL Flooring is one of the leading specialty retailers of hard-surface flooring in the U.S. with 422 stores as of

September 30, 2021. Our Company seeks to offer the best customer experience online and in stores, with more than 500 varieties of hard-surface floors featuring a range of quality styles and on-trend designs. Our online tools also help empower customers to find the right solution for the space they’ve envisioned. Our extensive selection includes vinyl plank, solid and engineered hardwood, laminate, bamboo, porcelain tile, and cork, with a wide range of flooring enhancements and accessories to complement. Our stores are staffed with flooring experts who provide advice, Pro partnership services and installation options for all of our products, the majority of which is in stock and ready for delivery.

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

To supplement the financial measures prepared in accordance with U.S. generally accepted accounting principles (GAAP), the Company uses the following non-GAAP financial measures: (i) Adjusted Gross Profit; (ii) Adjusted Gross Margin; (iii) Adjusted SG&A; (iv) Adjusted SG&A as a percentage of net sales; (v) Adjusted Operating Income; (vi) Adjusted Operating Margin; (vii) Adjusted Other Expense; (viii) Adjusted Other Expense as a percentage of net sales; (ix) Adjusted Earnings; and (x) Adjusted Earnings per Diluted Share. These non-GAAP financial measures should be viewed in addition to, and not in lieu of, financial measures calculated in accordance with GAAP. These supplemental measures may vary from, and may not be comparable to, similarly titled measures by other companies.

The non-GAAP financial measures are presented because management uses these non-GAAP financial measures to evaluate our operating performance and, in certain cases, to determine incentive compensation. Therefore, we believe that the presentation of non-GAAP financial measures provides useful supplementary information to, and facilitates additional analysis by, investors. The presented non-GAAP financial measures exclude items that management does not believe reflect our core operating performance, which include store closures, regulatory and legal settlements and associated legal and operating costs, and changes in antidumping and countervailing duties, as such items are outside of our control due to their inherent unusual, non-operating, unpredictable, non-recurring, or non-cash nature.

Results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of future results to be expected for the full year due to a number of factors, including supply chain, seasonality, tariffs, and general economic conditions, as well as the uncertainty and ongoing impact of the COVID-19 pandemic that may impact sales for the remainder of fiscal 2021.

Third Quarter Financial Highlights

●	Net sales of $282.2 million decreased 4.6% compared to the same period last year, as double-digit growth in Pro and services sales partially offset a decrease in DIY sales.
●	Total comparable store sales decreased 4.5% versus the same period last year.
●	Gross margin of 37.3% decreased 210 basis points as a percentage of sales compared to the same period last year, Adjusted Gross Margin (a non-GAAP measure) of 37.3% decreased 240 basis points as a percentage of sales compared to the same period last year, primarily reflecting significantly higher transportation and material costs, and higher tariffs (collectively up more than 700 basis points) that the Company was able to partially mitigate by pricing, promotion and alternative country/vendor sourcing strategies.
●	SG&A expense as a percentage of sales of 33.0% increased 140 basis points compared to the third quarter of last year. Adjusted SG&A (a non-GAAP measure) as a percentage of sales of 33.1% increased 320 basis points compared to the third quarter of last year, primarily due to increased investment in the field and to support growth initiatives, as well as last year’s $2.5 million favorable business interruption insurance settlement.
●	Operating margin of 4.3% decreased 350 basis points compared to the third quarter of last year. Adjusted operating margin (a non-GAAP measure) of 4.1% decreased 560 basis points compared to the third quarter of last year.

●	Diluted EPS of $0.30 decreased $0.23 compared to the third quarter of last year. Adjusted Earnings per Diluted Share (a non-GAAP measure) of $0.29 decreased $0.38 compared to the third quarter of last year.
●	During the third quarter, the Company opened six new stores, bringing total stores to 422 as of September 30, 2021.

Other Items

Liquidity and Credit Agreement

As of September 30, 2021, we had liquidity of $232.2 million, consisting of excess availability under our Credit Agreement of $128.0 million, and cash and cash equivalents of $104.2 million. This represents an increase in liquidity of $18.2 million from December 31, 2020. We repaid all $101.0 million of our outstanding debt in the second quarter of 2021 and did not access borrowings under the Credit Agreement during the third quarter.

We believe that cash flows from operations, together with cash on hand, and the availability under our Credit Agreement will be sufficient to meet our obligations, fund our settlements, operations, and anticipated capital expenditures for the next 12 months. In the coming quarters we also plan to increase our inventories as supply chain disruptions abate. We prepare our forecasted cash flow and liquidity estimates based on assumptions that we believe to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Impact of Macroeconomic Environment

We continue to navigate uncertainty in the macroeconomic environment related to global supply chain disruptions, consumer spending, inflation and a challenging labor market. During the second quarter of 2020 we limited our inventory purchases as a direct result COVID-19. Supply chain disruption on replenishment kept inventory below our targeted level during the second half of 2020 and first nine months of 2021. As a result, we believe we could have captured more sales in the fourth quarter of 2020 and first nine months of 2021 if our inventories had been higher. While our supply chain teams continue to work diligently to bring in new inventory and allocate it effectively across our stores, we anticipate the supply chain to remain constrained into 2022, limiting inventory availability and increasing transportation and material costs. Supply chain constraints include international container access, congestion in major ports, and a shortage of domestic truckers, as well as renewed COVID-19 related shutdowns for some of our sourcing partners across southeast Asia.

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

		Section 301 tariff		Corresponding approximate
Event	Timing	level on imports	Tariff level on	percentage of Company's
		from China	Subset Products	merchandise subject to tariff
Imposition of Tariffs	September 2018	10%	10% then 0%[1]	48%
Increase in Tariffs	June 2019	25%	25% then 0%[1]	44%
Retroactive Exemption on Subset Products[1]	November 2019	25%	0%	10%
Exemption Not Renewed and Tariffs Re-imposed on Subset Products	August 2020	25%	25%	32%
	September 30, 2021	25%	25%	22%

1	On November 7, 2019, the U.S. Trade Representative granted a retroactive exclusion to September 2018 on Subset Products as defined in the Section 301 Tariffs section above bringing the rate to 0%.

Results of Operations

We believe the selected sales data, the percentage relationship between net sales and major categories in the condensed consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Increase
	% of Net Sales		(Decrease) in
	Three Months Ended September 30,		Dollar Amounts
	2021	2020	2021 VS 2020
Net Sales
Net Merchandise Sales	85.3%	88.2%	(7.7)%
Net Services Sales	14.7%	11.8%	19.0%
Total Net Sales	100.0%	100.0%	(4.6)%
Gross Profit	37.3%	39.4%	(9.7)%
Selling, General, and Administrative Expenses	33.0%	31.6%	(0.2)%
Operating Income	4.3%	7.8%	(48.0)%
Other Expense	0.0%	0.2%	(97.4)%
Income Before Income Taxes	4.3%	7.6%	(46.5)%
Income Tax Expense	1.2%	2.4%	(53.5)%
Net Income	3.1%	5.2%	(43.4)%

			% Increase
	% of Net Sales		(Decrease) in
	Nine Months Ended September 30,		Dollar Amounts
	2021	2020	2021 VS 2020
Net Sales
Net Merchandise Sales	86.5%	89.5%	5.7%
Net Services Sales	13.5%	10.5%	39.5%
Total Net Sales	100.0%	100.0%	9.3%
Gross Profit	38.5%	39.0%	7.7%
Selling, General, and Administrative Expenses	33.7%	34.3%	7.3%
Operating Income	4.8%	4.8%	10.1%
Other Expense	0.0%	0.3%	NM %
Income Before Income Taxes	4.8%	4.4%	19.3%
Income Tax Expense	1.2%	0.6%	119.7%
Net Income	3.6%	3.8%	3.3%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
SELECTED SALES DATA	2021	2020	2021	2020
Average Sale[1]	$1,625	$1,366	$1,530	$1,313
Average Retail Price per Unit Sold Increase (Decrease)[2]	6.8%	0.7%	7.9%	(0.3)%
Comparable Store Sales (Decrease) Increase[3]	(4.5)%	10.9%	9.8%	(4.3)%
Customers Invoiced (Decrease) Increase [4]	(23.5)%	13.8%	(9.4)%	(1.0)%

Number of Stores Open, end of period	422	423	422	423
Number of Stores Opened in Period, net	6	1	12	4
Number of Stores Relocated in Period[5]	—	—	—	1

1	Average sale is defined as the average invoiced sales order, measured quarterly, excluding returns as well as transactions under $100 (which are generally sample orders or add-on/accessories to existing orders).
2	Average retail price per unit (square feet for flooring and other units of measures for moldings and accessories) sold is calculated on a total company basis and excludes non-merchandise revenue.
3	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.
4	Change in number of customers invoiced is calculated by applying the average sale, described above, to total net sales at comparable stores.
5	A relocated store remains a comparable store as long as it is relocated within the primary trade area.

NM Not meaningful.

Net Sales

Third quarter 2021 net sales of $282.2 million decreased $13.6 million, or 4.6%, versus the third quarter of 2020. Net merchandise sales decreased 7.7%, partially offset by a 19.0% increase in net service sales (install and freight). The increase in net service sales primarily reflects consumers’ increased comfort with having professionals enter their homes compared to the third quarter 2020. Average ticket increased 19.0%, reflecting a greater penetration of installation sales as well as higher merchandise average ticket. This was a result of us refreshing our assortment with new higher-quality products and sharing a portion of increased costs with consumers. Comparable store sales for the third quarter of 2021 decreased 4.5% from the third quarter of 2020, due to consumer demand shifts given increased consumer mobility this year, continued supply chain constraints, as well as the substantial nesting spending that we saw in the third quarter of 2020. We also had a 23.5% decrease in transaction count compared to the same period in 2020, primarily reflecting the decrease in sales to DIY customers, as well as lower than optimal inventory levels. During the third quarter of 2021, the Company opened six new stores bringing the total store count to 422 as of September 30, 2021.

Net sales for the nine months ended September 30, 2021 increased 9.3% from the comparable period in 2020. Net merchandise sales increased 5.7% and net service sales increased 39.5% over the comparable period in 2020. Comparable store sales for the nine months ended September 30, 2021 increased 9.8% from the comparable period in 2020.

Gross Profit

Gross profit decreased 9.7% in the third quarter of 2021 to $105.2 million from $116.5 million in the comparable period in 2020 and gross margin decreased 210 basis points to 37.3% in the third quarter of 2021 from 39.4% in the third quarter of 2020. The third quarter of 2020 was impacted by store closure costs of Canadian and certain U.S. stores. Excluding this item as shown on the table that follows, Adjusted Gross Margin (a non-GAAP measure) of 37.3% decreased 240 basis points as a percentage of sales compared to the same period last year, primarily reflecting significantly higher transportation and material costs, and higher tariffs (collectively up more than 700 basis points) that the Company was able to partially mitigate by pricing, promotion and alternative country/vendor sourcing strategies.

Gross profit increased 7.7% for the nine months ended September 30, 2021 to $333.5 million from $309.8 million in the comparable period in 2020 and gross margin decreased 50 basis points to 38.5% in the nine month period 2021 from 39.0% in 2020. For the first nine months of 2021, the Company reported a positive $6.6 million impact from anti-dumping duty rate changes. Excluding this item as shown on the table that follows, Adjusted Gross Profit (a non-GAAP measure) increased by $16.4 million and Adjusted Gross Margin (a non-GAAP measure) of 37.7% decreased by 140 basis points compared to 2020. The decrease in adjusted gross margin was due primarily to the August 2020 reinstatement of tariffs on certain flooring products imported from China (discussed in the “Section 301 Tariffs” section that follows) and higher transportation and material costs (collectively up more than 400 basis points) that the Company was able to partially mitigate by pricing, promotion and alternative country/vendor sourcing strategies.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
Gross Profit, as reported (GAAP)	$105,201	37.3%	$116,526	39.4%	$333,523	38.5%	$309,789	39.0%

Antidumping Adjustments [1]	—	—%	—	—%	(6,566)	(0.8)%	—	—%
Store Closure Costs [2]	—	—%	761	0.3%	—	—%	761	0.1%
Sub-Total Items above	—	—%	761	0.3%	(6,566)	(0.8)%	761	0.1%

Adjusted Gross Profit (non-GAAP measures)	$105,201	37.3%	$117,287	39.7%	$326,957	37.7%	$310,550	39.1%
1	Represents antidumping expense associated with applicable prior-year shipments of engineered hardwood from China.
2	Represents the inventory write-offs related to the Canadian and U.S. store closures described more fully in Note 8 to the condensed consolidated financial statements filed in the September 30, 2020 10-Q,

Selling, General and Administrative Expenses

SG&A expense for the third quarter of 2021 decreased $0.2 million to $93.2 million, or 33.0% of sales, compared to $93.4 million, or 31.6% of sales, in the third quarter of 2020. SG&A in both quarters included certain recoveries and costs related to legal matters and settlements. Additionally, the third quarter of 2020 included costs related to Canadian and U.S. store closures. Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) for the third quarter of 2021 was $93.5 million, compared to $88.6 million in the third quarter of 2020. As a percentage of sales, adjusted SG&A increased 320 basis points, to 33.1% of sales, compared to 29.9% for the third quarter in 2020, which reflected increased investment in the field and our growth initiatives, as well as last year’s $2.5 million favorable final settlement of the business insurance claim related to the August 2019 network security incident.

SG&A expense for the first nine months of 2021 was $291.8 million, or 33.7% of sales, improving by 60 basis points from the comparable period in 2020. SG&A in both periods included certain costs related to legal matters and settlements. Additionally, the 2020 period included costs related to Canadian and U.S. store closures. Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) was $284.0 million for the 2021 nine-month period, compared to $265.8 million in 2020. As a percentage of sales, adjusted SG&A improved 70 basis points, to 32.8% of sales, compared to 33.5% for the same period in the prior year, which was a result of the higher sales volume in 2021. The higher overall SG&A was primarily driven by the substantial actions taken last year to address the COVID-19 pandemic, including lower payroll and benefits expense as we proactively aligned staffing with demand levels, temporary salary reductions for corporate office personnel and the Board of Directors, and lower advertising expense. The Company redeemed $3.1 million of MDL and Gold vouchers during the first nine months of 2021 and relieved the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $1.2 million was recorded as a reduction in SG&A expense.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
SG&A, as reported (GAAP)	$93,165	33.0%	$93,374	31.6%	$291,767	33.7%	$271,869	34.3%

(Recovery) Accrual for Legal Matters and Settlements [3]	(400)	(0.1)%	2,000	0.7%	7,275	0.8%	1,500	0.2%
Legal and Professional Fees [4]	43	0.0%	999	0.3%	470	0.1%	2,787	0.4%
Store Closure Costs [5]	—	—%	1,803	0.6%	—	—%	1,803	0.2%
Sub-Total Items above	(357)	(0.1)%	4,802	1.6%	7,745	0.9%	6,090	0.8%

Adjusted SG&A (a non-GAAP measure)	$93,522	33.1%	$88,572	29.9%	$284,022	32.8%	$265,779	33.5%
3	The 2021 amounts represent the charge to earnings for the Mason and Savidis matters in the first quarter of 2021 and a $0.4 million insurance recovery in the third quarter of 2021 of legal fees related to certain significant legal action. The 2020 amounts reflect expense of $2 million related to the Gold matter in the third quarter of 2020 and $0.5 million insurance recovery in the second quarter of 2020 of legal fees related to certain significant legal action. These items are described more fully in Item 1, Note 7 to the condensed consolidated financial statements filed in the September 30, 2021 10-Q.
4	Represents charges to earnings related to our defense of certain significant legal actions during the period. This does not include all legal costs incurred by the Company.
5	Represents store lease impairments, write down on fixed assets and employee termination benefits related to the Canadian and U.S. store closures described more fully in Note 8 to the condensed consolidated financial statements filed in the September 30, 2020 10-Q.

Operating Income and Operating Margin

Operating income was $12.0 million for the third quarter of 2021 compared to $23.2 million for the third quarter of 2020. Adjusted Operating Income (a non-GAAP measure) in the third quarter of 2021 was $11.7 million, down $17.0 million from the $28.7 million for the prior-year period. As a percentage of net sales, adjusted operating margin (a non-GAAP measure) for the third quarter of 2021 was 4.1%, down 560 basis points from 9.7% in the third quarter of 2020, which reflected the decreased gross margin and increased SG&A expenses as described in the above sections.

Operating income was $41.8 million for the first nine months of 2021 compared to $37.9 million for the comparable period in 2020. Adjusted Operating Income was $42.9 million for the nine months ended September 30, 2021, a year-over-year decrease of $1.8 million compared to Adjusted Operating Income of $44.8 million in 2020.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
Operating Income, as reported (GAAP)	$12,036	4.3%	$23,152	7.8%	$41,756	4.8%	$37,920	4.8%

Gross Margin Items:
Antidumping Adjustments [1]	—	—%	—	—%	(6,566)	(0.8)%	—	—%
Store Closure Costs [2]	—	—%	761	0.3%	—	—%	761	0.1%
Gross Margin Subtotal	—	—%	761	0.3%	(6,566)	(0.8)%	761	0.1%

SG&A Items:
(Recovery) Accrual for Legal Matters and Settlements [3]	(400)	(0.1)%	2,000	0.7%	7,275	0.8%	1,500	0.2%
Legal and Professional Fees [4]	43	0.0%	999	0.3%	470	0.1%	2,787	0.4%
Store Closure Costs [5]	—	—%	1,803	0.6%	—	—%	1,803	0.2%
SG&A Subtotal	(357)	(0.1)%	4,802	1.6%	7,745	0.9%	6,090	0.8%

Adjusted Operating Income (a non-GAAP measure)	$11,679	4.1%	$28,715	9.7%	$42,935	5.0%	$44,771	5.6%

1,2,3,4,5    See the Gross Profit and SG&A sections above for more detailed explanations of these individual items.

Other Expense (Income)

In the third quarter of 2021 we had other expense of $18 thousand compared to other expense of $685 thousand for the third quarter of 2020. The decrease of $667 thousand was due to the absence of interest because of the repayment of all outstanding debt during the second quarter of 2021.

We had other income of $252 thousand for the first nine months of 2021 compared to other expense of $2.7 million for the comparable period 2020. Both periods included interest on borrowings on our Credit Agreement. The interest expense on borrowings in 2021 was offset by a favorable adjustment of $1.8 million for the reversal of interest expense associated with the $6.6 million anti-dumping duty rate refund recognized during the first quarter. Adjusted Other Expense (a non-GAAP measure) was $1.6 million for the first nine months of 2021, which is a decrease of $1.1 million compared to the first nine months of 2020 driven by the repayment of all outstanding debt during the second quarter of 2021 and lower interest rates on our Credit Agreement due to the amendment in April 2021.

We believe that the following item set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
Other Expense (Income), as reported (GAAP)	$18	0.0%	$685	0.2%	$(252)	(0.0)%	$2,709	0.3%

Interest impact related to antidumping adjustment [6]	—	—%	—	—%	(1,841)	(0.2)%	—	—%
Sub-Total Items above	—	—%	—	—%	(1,841)	(0.2)%	—	—%

Adjusted Other Expense/Adjusted Other Expense as a % of Sales (a non-GAAP measure)	$18	0.0%	$685	0.2%	$1,589	0.2%	$2,709	0.3%
6	Represents the interest income impact of certain antidumping adjustments related to applicable prior-year shipments of engineered hardwood from China.

Provision for Income Taxes

The Company calculates its quarterly tax provision pursuant to the guidelines in Accounting Standards Codification ("ASC") 740-270 "Income Taxes." Generally, ASC 740-270 requires companies to estimate the annual effective tax rate for current year ordinary income. The estimated annual effective tax rate represents the best estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision and is adjusted for discrete items that occur within the period. This process was employed in 2021. Due to disruptions related to the COVID-19 pandemic in 2020, the Company applied the actual year-to-date effective tax rate for the tax provision in the three and nine-month periods ended September 30, 2020.

For the three months ended September 30, 2021, the Company recognized income tax expense of $3.2 million, which represented an effective tax rate of 27.0%. For the three months ended September 30, 2020, the Company recognized income tax expense of $7.0 million, which represented an effective tax rate of 31.0%.

For the nine months ended September 30, 2021, the Company recognized income tax expense of $10.6 million, which represented an effective tax rate of 25.3%. For the nine months ended September 30, 2020, the Company recognized an income tax expense of $4.8 million, which represented an effective tax rate of 13.7%. The variability of the tax rate between the two periods is due to the use of the effective tax rate method in 2021 compared to discrete provision in 2020, including the favorable impact of the CARES Act.

The Company has a valuation allowance recorded against certain of its net deferred tax assets of $5.6 million as of September 30, 2021 because the jurisdiction and nature of the assets makes realization of these deferred tax assets uncertain. The Company intends to maintain this valuation allowance on its deferred tax assets until there is sufficient evidence to support the realizability of those deferred tax assets or time lapses without opportunity to realize those assets.

Net Income per Diluted Share

Net income per diluted share was $0.30 for the third quarter of 2021 compared to $0.53 in the year ago quarter. Adjusted Earnings Per Diluted Share (a non-GAAP measure) was $0.29 for the third quarter of 2021 compared to $0.67 for the third quarter of 2020.

Net income per diluted share was $1.06 for the nine months ended September 30, 2021, compared to $1.04 for the nine months ended September 30, 2020. Adjusted Earnings Per Diluted Share was $1.05 for the nine months ended September 30, 2021, compared to $1.21 for the nine months ended September 30, 2020.

We believe that each of the items below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Net Income, as reported (GAAP)	$8,779	$15,503	$31,390	$30,377
Net Income per Diluted Share (GAAP)	$0.30	$0.53	$1.06	$1.04

Gross Margin Items:
Antidumping Adjustments [1]	—	—	(4,846)	—
Store Closure Costs [2]	—	561	—	561
Gross Margin Subtotal	—	561	(4,846)	561

SG&A Items:
(Recovery) Accrual for Legal Matters and Settlements [3]	(295)	1,476	5,369	1,107
Legal and Professional Fees [4]	32	737	347	2,057
Store Closure Costs [5]	—	1,331	—	1,331
SG&A Subtotal	(263)	3,544	5,716	4,495

Other Expense Items:
Antidumping Adjustments Interest [6]	—	—	(1,359)	—
Other (Income) Expense Subtotal	—	—	(1,359)	—

Adjusted Earnings	$8,516	$19,608	$30,901	$35,433
Adjusted Earnings per Diluted Share (a non-GAAP measure)	$0.29	$0.67	$1.05	$1.21

1,2,3,4,5,6    See the Gross Profit, SG&A and Other Expense (Income) sections above for more detailed explanations of these individual items. These items have been tax affected at the Company’s federal incremental rate, which was 26.2% for the 2021 periods and 26.1% for the 2020 periods.

Seasonality

Our net sales fluctuate slightly as a result of seasonal factors, and we adjust merchandise inventories in anticipation of those factors, causing variations in our build of merchandise inventories. Generally, we experience higher-than-average net sales in the spring and fall, when more home remodeling activities are taking place, and lower-than-average net sales in the winter months and during the hottest summer months. These seasonal fluctuations, however, are minimized to some extent by our national presence, as markets experience different seasonal characteristics. Those historical trends have been and continue to be affected by supply chain constraints and the COVID-19 pandemic.

Liquidity, Capital Resources and Cash Flows

Our strong balance sheet and liquidity provide us with the financial flexibility to fund our growth initiatives and position LL Flooring for long-term success. We had cash and cash equivalents of $104.2 million as of September 30, 2021 and repaid all $101.0 of our outstanding debt during the second quarter of 2021.

Our principal sources of liquidity at September 30, 2021 were cash from our ongoing operations, $104.2 million of cash and cash equivalents on our balance sheet and $128.0 million of availability under our Revolving Loan. As of September 30, 2021, there was no outstanding balance on our Revolving Loan.

Our cash flows from operating activities were $50.3 million during the first nine months of 2021 which was primarily the result of our net income during the period ($31.4 million), sell through of inventory ($15.7 million), growth in customer deposits ($8.8 million), and accruals for legal matters and settlements ($7.7 million), partially offset by decreased accounts payable of $17.3 million.

Through the nine months ended September 30, 2021, net cash flows used in investing activities included $12.3 million in capital expenditures for store rebranding, opening 12 net new stores and investments in digital. For 2021 we currently expect capital expenditure investments of $19 million to $23 million as our business results support the opening of 15 new stores and the continuation of the investing activities described above.

Through the nine months ended September 30, 2021, net cash used in financing activities was $103.8 million, compared to $18.5 million provided by financing activities in the nine months ended September 30, 2020. This activity in the current nine-month period was primarily due to the paydown of all our outstanding debt under the Credit Agreement of $101.0 million in the second quarter of 2021. The comparable 2020 nine-month period was primarily due to net borrowings of $19.0 million under our Credit Agreement.

On April 30, 2021 we entered into a Second Amendment to the Credit Agreement to extend the maturity date to April 30, 2026, convert the FILO Term Loan into the Revolving Credit Facility, decrease the margin for LIBOR Rate Loans, and reduce the LIBOR floor, which is described more fully in Item 1, Note 5 to the condensed consolidated financial statements.

Our focus on liquidity since the onset of the COVID-19 pandemic in March 2020 has allowed us to build a strong position to navigate the continuing COVID-19 environment, and our business continues to generate solid cash flow. We are monitoring the current macroeconomic conditions, including the increasing cost of transportation and supply chain disruptions and the impact of COVID-19, including the potential impact of emerging variants. We believe that cash flows from operations, together with cash on hand, and the liquidity under our Credit Agreement will be sufficient to meet our obligations, fund our settlements, operations, and anticipated capital expenditures for the next 12 months. In the coming quarters we also plan to increase our inventories as supply chain disruptions abate. We prepare our forecasted cash flow and liquidity estimates based on assumptions that we believe to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Merchandise Inventories

Merchandise inventories at September 30, 2021 decreased $19.4 million from December 31, 2020 primarily due to supply chain constraints on replenishment. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of September 30, 2021	As of December 31, 2020	As of September 30, 2020

	(in thousands)
Inventory – Available for Sale	$190,985	$205,664	$199,609
Inventory – Inbound In-Transit	34,013	38,745	37,831
Total Merchandise Inventories	$224,998	$244,409	$237,440

Available Inventory Per Store	$453	$502	$472

Available inventory per store at September 30, 2021 was lower than at December 31, 2020 and September 30, 2020. The decrease in available inventory was primarily driven by supply chain constraints on replenishment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. Our policy is to invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. Borrowings under our Credit Agreement are exposed to interest rate risk due to the variable rate of the facility, and the expected transition from the LIBOR reference rate in 2021. As of September 30, 2021, we had no amount outstanding under our Credit Agreement. If the interest rate had varied by 1% in either direction during the 2020 annual period, interest expense would have fluctuated by $1 million.

We currently do not engage in any interest rate hedging activity. However, in the future, in an effort to mitigate losses associated with interest rate risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2021. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended September 30, 2021 (in thousands, except per share amounts):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[1]	per Share[1]	Programs	Programs
July 1, 2021 to July 31, 2021	—	—	—	—
August 1, 2021 to August 31, 2021	—	—	—	—
September 1, 2021 to September 30, 2021	—	—	—	—
Total	—	—	—	—
1	We repurchased 15,404 shares of our common stock, at an average price of $18.80, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended September 30, 2021.

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

101

The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDATORS HOLDINGS, INC.
(Registrant)

Date: November 2, 2021	By:	/s/ Nancy A. Walsh
Nancy A. Walsh
Chief Financial Officer (Principal Financial Officer)