Form 10-K
period 2021-12-31
LL Flooring Holdings, Inc.
filed 2022-02-23
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33767

LL Flooring Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-1310817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4901 Bakers Mill Lane, Richmond, Virginia	23230
(Address of principal executive offices)	(Zip Code)

(804) 463-2000

(Registrant’s telephone number, including area code)

Formerly Lumber Liquidators Holdings, Inc.

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Trading Symbol: LL

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻   No ⌧

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

As of June 30, 2021, the last business day of the registrant’s most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $600.2 million based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 18, 2022:

Title of Class	Number of Shares
Common Stock, $0.001 par value	29,140,469

]

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2022 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021.

LL FLOORING HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENT

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact of any of the following:

●	obtaining products domestically and from abroad, including the effects of the COVID-19 pandemic and tariffs, delays in shipping and transportation, as well as the effects of antidumping and countervailing duties;
●	transportation availability and costs;
●	a sustained period of inflation impacting consumer spending;
●	having sufficient inventory for consumer demand;
●	reduced consumer spending due to last year’s significant government stimulus;
●	inability to hire and/or retain employees;
●	inability to staff stores due to the COVID-19 pandemic;
●	the outcomes of legal proceedings, and the related impact on liquidity;
●	reputational harm;
●	obligations under various settlement agreements and other compliance matters;
●	disruptions due to cybersecurity threats, including any impacts from a network security incident;
●	inability to open new stores, find suitable locations for our new store concept, and fund other capital expenditures;
●	inability to execute on our key initiatives or such key initiatives do not yield desired results;
●	managing growth;
●	damage to our assets;
●	disruption in our ability to distribute our products, including due to disruptions from the impacts of severe weather;
●	operating an office in China;
●	managing third-party installers and product delivery companies;
●	renewing store, warehouse, or other corporate leases;
●	having sufficient suppliers;
●	our, and our suppliers’, compliance with complex and evolving rules, regulations, and laws at the federal, state, and local level;
●	product liability claims, marketing substantiation claims, wage and hour claims, and other labor and employment claims;
●	availability of suitable hardwood, including due to disruptions from the impacts of severe weather;
●	sufficient insurance coverage, including cybersecurity insurance;
●	access to and costs of capital;
●	the handling of confidential customer information, including the impacts from the California Consumer Privacy Act and other applicable data privacy laws and regulations;
●	management information systems disruptions;
●	alternative e-commerce offerings;
●	our advertising and overall marketing strategy, including anticipating consumer trends;
●	competition;
●	impact of changes in accounting guidance, including implementation guidelines and interpretations;
●	internal controls;
●	stock price volatility; and
●	anti-takeover provisions.

The Company specifically disclaims any obligation to update these statements, which speak only as of the dates on which such statements are made, except as may be required under the federal securities laws. These risks and other factors include those listed in this Item 1A. “Risk Factors” and elsewhere in this report.

References to “we,” “our,” “us,” “the Company”, “Lumber Liquidators”, and “LL Flooring” generally refers to LL Flooring Holdings, Inc. and its consolidated subsidiaries collectively and, where applicable, individually.

PART I

Item 1. Business.

Overview

LL Flooring Holdings, Inc. (“LL Flooring” or “Company”) is one of North America’s leading specialty retailers of hard-surface flooring, with 424 stores as of December 31, 2021. Our Company seeks to offer the best customer experience online and in stores, with more than 500 varieties of hard-surface floors featuring a range of quality styles and on-trend designs. Our online tools also help empower customers to find the right solution for the space they’ve envisioned. Our extensive selection includes waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, porcelain tile, and cork, with a wide range of flooring enhancements and accessories to complement. Our stores are staffed with flooring experts who provide advice, Pro partnership services and installation options for all of our products, the majority of which is in stock and ready for delivery. Our vision is to be the customer’s first choice in hard-surface flooring by providing the best experience, from inspiration to installation. We offer a wide selection of high-quality, stocked products and the accessible flooring expertise and service of a local store, with the scale, omni-channel convenience and value of a national chain. We plan to leverage this advantage to differentiate ourselves in the highly fragmented flooring market. We launched our new digital platform, LLFlooring.com, in December 2020. In February 2021, we launched our new mobile app featuring our popular Picture It! and Floor Finder tools and making it easy to order installations.

Beginning in the second quarter of 2020, we experienced, as did many retailers, a significant disruption to our business due to COVID-19. We continue to navigate uncertainty in the macroeconomic environment related to COVID-19 global supply chain disruptions, consumer spending, inflation, and a challenging labor market. During the second quarter of 2020 we limited our inventory purchases as a direct result of COVID-19. Supply chain disruption on replenishment kept inventory below our targeted level during the second half of 2020 and all of 2021. As a result, we believe we could have captured more sales in the fourth quarter of 2020 and the full year 2021 if our inventories had been higher.

LL Flooring is a Delaware corporation with its headquarters in Richmond, Virginia. We were founded in 1994 and our initial public offering was in November 2007. Our common stock trades on the New York Stock Exchange under the symbol “LL.” During 2021 we made significant progress in the transition of our brand from Lumber Liquidators to LL Flooring. Effective January 1, 2022 we completed our corporate entity name change from Lumber Liquidators Holdings, Inc to LL Flooring Holdings, Inc. We operate in a holding company structure with LL Flooring Holdings, Inc. serving as our parent company and certain direct and indirect subsidiaries, including LL Flooring, Inc. and LL Flooring Services, conducting our operations.

Our Business

Market

We operate in a large, growing, highly fragmented hard-surface flooring market in the U.S. Based on internal estimates as well as Catalina Research, Inc.’s Report on Floor Coverings, Annual Market Report 2021, we estimate U.S. hard-surface flooring retail sales (excluding installation labor and non-flooring accessory products) were $31 billion in 2020, an increase of approximately 7% compared to 2019, and total flooring retail sales including soft-surface flooring were approximately $51 billion in 2020, not including installation labor and non-flooring accessory products. Flooring sales are driven by a number of factors including discretionary income and trends in the housing market. Based on Company estimates and our review of external economic data including existing home sales, the NAHB remodeling index, new housing starts and the U.S. Census, we expect flooring sales to continue to benefit from aging and insufficient housing availability, rising home values and new household formations, among other factors. From 2017 through 2020, we estimate installed sales of hard-surface flooring grew at a compound annual growth rate (CAGR) of 13% compared to a negative CAGR for soft-surface flooring. We believe improvements in the quality and construction of certain products, increasing resiliency and water-tolerance of products, ease of installation, availability in a broad range of retail price points, and movement away from soft surfaces will drive continued hard-surface flooring share gain versus soft surface flooring in the future.

Competition

We compete for customers in a highly fragmented marketplace, where we believe no single retailer has captured more than a 15% share of the consumer market for flooring (including carpet and area rugs) based on internal estimates as well as Catalina Research, Inc.’s Report on Floor Coverings, Annual Market Report 2021. The largest segment of the market is represented by independent specialty retailers comprised of local one-store flooring retailers, small chains of stores that may specialize in one or two flooring categories, and a limited number of regional chains. We also compete against national home improvement warehouse chains, national specialty retailers, warehouse clubs and online retailers. We believe we offer a compelling value proposition to customers as we provide a wide selection of high-quality, stocked products and the accessible flooring expertise and service of a local store, with the scale, omni-channel convenience and value of a national chain.

Customers

We target several distinct customer groups who each have varied needs with respect to their flooring purchases, including do-it-yourself (“DIY”) customers, installation customers, and Pro customers. We believe that each of the customer groups we serve is passionate about their flooring purchase and values our wide assortment of flooring products, availability, and the quality of those products. While our offering to each of these groups begins with the same broad assortment and knowledgeable store associates, each of these customer groups requires unique service components based on the ability of our associates to share detailed product knowledge and preferred installation methods. We offer customers installation services and also provide dedicated call center resources through our Customer Relationship Center for our DIY and Pro customers. All customer groups are offered delivery services.

Products and Services

Product Selection

We offer an extensive assortment of hard-surface flooring under multiple proprietary brand names, led by our flagships, Bellawood® and Coreluxe®. We launched a new flooring category in the third quarter of 2021, DuravanaTM hybrid resilient flooring, which combines the best characteristics of traditional flooring and the latest technology for waterproofing. Duravana is eco-friendly, 100% PVC free and the MDF core is manufactured from responsibly managed forests as certified by the Forest Stewardship Council. We have invested significant resources developing these national brand names. Our hard-surface flooring products feature a range of quality styles and on-trend designs and are generally differentiated in terms of quality and price based on wood versus manufactured materials, the wood species, grade, and durability of finish. Prefinished floors are the dominant choice for residential customers over unfinished wood planks that have a finish applied after installation. We also offer an assortment of installation services and accessories, including moldings, underlayment, adhesives and tools.

Direct Sourcing

We source directly from flooring and other vendors, which enables us to offer a broad assortment of high-quality proprietary products to our customers at a consistently competitive cost. We seek to establish strong, long-term relationships with our vendors around the world. In doing so, we look for vendors that have demonstrated an ability to meet our demanding specifications, our rigorous compliance standards and the capability to provide sustainable and growing supplies of high-quality, innovative, trend-right products. We source from both domestic and international vendors, and in 2021, approximately 53% of our product was sourced in North America, 35% was sourced from Asia, 7% was sourced from Europe, and 4% was sourced from South America. In order to reduce our costs, we have been actively moving our products subject to Section 301 tariffs from China into other countries, including North America.

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

Compliance and Quality Control

Our compliance programs are designed to ensure the products we sell are safe and responsibly sourced, and meet all regulatory and statutory requirements, including, without limitation, requirements associated with the Lacey Act, United States Environment Protection Agency ("EPA") and the California Air Resources Board (“CARB”). We utilize a variety of due diligence processes and controls, including supplier audits, periodic on-site visits, and product testing to ensure such compliance. We utilize a risk-based approach to implement and operate the various aspects of our compliance program. Our compliance program considers, among other things, product risk, the level of vertical integration at our suppliers’ mills, legality concerns noted by both private and government parties, and the results of on-site audits that we perform. Our evaluation of sourcing risk is a key component in our allocation of resources to ensure we meet our standards for product compliance and safety. Compliance and Quality Control teams located in the United States and in China are supplemented with independent third-party resources that provide independent audits and inspections, which are incorporated into our review processes and monitor our sourcing efforts across all areas from which we source product. Compliance programs and functions are continually under review, updated and enhanced as appropriate to stay current with industry, statutory and regulatory requirements. Our Compliance and Regulatory Affairs Committee of the Board of Directors provides oversight of our compliance programs.

Additionally, we maintain and operate a 1,500 square foot lab within our distribution center on the east coast. The lab features two temperature and humidity controlled conditioning rooms and two emission chambers correlated to a CARB- and EPA-approved Third-Party Certifier standard. We believe this equipment mirrors the requirements of CARB, EPA, and capabilities of other state-of-the-art emission testing facilities. This lab, along with our third-party providers, supports our process to ensure compliance with CARB and EPA requirements. We also maintain a lab in Shanghai.

Installation

Almost 12% of our total net revenue in 2021 was from installation sales.   Our customers purchase professional installation services through us to measure and install our flooring at competitive prices. We offer these services at all of our stores. As of December 31, 2021, we utilize a network of associates to perform certain customer-facing, consultative services and coordinate the installation of our flooring products by third-party professional independent contractors. Service revenue for installation transactions that we control along with freight is included in net services sales, with the corresponding costs in cost of services sold. We believe our greater interaction with the customer and strong relationships with the third-party professional independent contractors ultimately results in a better customer experience.

Store Model

As of December 31, 2021, we operated 424 retail stores. We opened 15 new stores and closed one store in 2021. Although we have certain criteria that we require for every store, we are able to adapt a range of existing buildings to our format, including freestanding buildings, strip centers, or small shopping centers. Our stores are typically 6,500 to

7,500 square feet. We enter into short leases, generally for a base term of five to seven years with renewal options, to maximize our real estate flexibility.

We routinely evaluate our store site selection criteria and are currently targeting retail corridors within a market over the more industrial locations we historically sought. We consistently monitor performance of current stores as well as the market opportunity for new locations, adjusting as needed to optimize the profitability and growth potential of our store portfolio.

Sales Approach

We strive to have an integrated omni-channel sales model that enables our stores, Customer Relationship Center, digital platform, and catalogs to work together in a coordinated manner. We believe that due to the average size of the sale and the general infrequency of a flooring purchase, many of our customers conduct extensive research using multiple channels before making a purchase decision. Though our customers utilize a range of these channels in the decision-making process, the final sale is most often completed in the store, working with our flooring experts. Our DIY and installation customers typically plan well in advance for the inconvenience of removing old flooring and installing new flooring. Our Pros often have larger, more complex projects, and greater lead time and preparation is often required. Our research indicates that the length of a hard-surface flooring purchase can vary significantly from initial interest to final sale.

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

We are committed to responding to our customers in a timely manner. Our Customer Relationship Center is staffed by flooring experts cross-trained in sales, customer service and product support. In addition to receiving telephone calls, our contact center associates chat online with visitors to our digital platform, respond to emails from our customers and engage in virtual selling. Customers can contact our Customer Relationship Center to place an order, to make an inquiry, or to order a catalog.

Knowledgeable Salespeople

We believe a large segment of residential homeowners are in need of a trusted expert, whether as a guide through a range of flooring alternatives and services or as a resource to both DIY and installation customers. We are deploying robust programs to train our store management and associates to serve our customers at the highest level. This training focuses on selling techniques and in-depth product knowledge for our store associates, who, we believe, are a key driver in a customer’s purchasing decision.

We place an emphasis on identifying, hiring, and empowering associates who share a passion for our business philosophy where possible. Many of our store managers have previous experience with the home improvement, retail flooring or flooring installation industries. We are also adding regional managers and store managers in training to build our future store leadership.

Digital / Omni-Channel

We launched our new digital platform, LLFlooring.com in December 2020. This mobile-friendly site features inspirational content, showcases our flooring in digital room scenes, highlights our digital tools like Picture It!, and Floor Finder and promotes our services such as the ability to order a free installation estimate and flooring samples. Our digital platform contains a broad range of information on our products and services, including a comprehensive knowledge base on all aspects of flooring. Customers can also shop from home with a live sales associate in one of our stores through our virtual shopping experience. We also offer extensive product reviews, before and after photos from previous customer projects, style and design trends via the LL Style blog and how-to installation videos. A customer also has the ability to chat live with a flooring expert, either online or over the phone, regarding questions about a flooring purchase or installation. We continue to develop new features and functionality to assist customers, and to ensure they have robust tools at their disposal that are effective at helping them make the ideal flooring choice as they move between other channels. In April 2021, we launched an e-Commerce experience for our Pro customers, offering online ordering with exclusive Pro pricing and delivery rates on our selection of over 500 floors.

Advertising and Financing

Advertising: We continue to utilize a mix of digital and traditional media, email and direct mail, to balance product, service and value messaging.   We also leverage our investments in paid, owned and earned media to build brand consideration and to educate customers on the flooring category.  Overall, we proactively manage the mix of our media to ensure we efficiently drive sales while effectively building awareness of our brand value proposition. Our marketing strategy reflects our investment in digital capabilities enabling us to better engage customers with targeted messaging that drives them through the funnel, and we believe this aligns well with shifts in consumer behaviors since the COVID-19 pandemic began.

We have been transitioning our brand from Lumber Liquidators to LL Flooring. Customers increasingly begin their flooring journey online, and in 2021, we continued to leverage the LL Flooring brand in conjunction with the Lumber Liquidators brand on our website and in marketing materials.  Additionally, during 2021 we made significant progress in the transition of our brand from Lumber Liquidators to LL Flooring. We plan to complete the rebranding of our stores in 2022 as part of our long-term brand evolution, and we continue to be excited about customer feedback from those who experienced the LL Flooring brand as more approachable, relevant and of higher quality.

Financing: We offer our residential customers a financing alternative through a proprietary credit card, the LL Flooring credit card, underwritten by a third-party financial institution, generally with no recourse to us. This program serves the dual function of providing financial flexibility to our customers and offering us promotional opportunities featuring deferred interest, which we often combine with product promotions. Our customers may also use their LL Flooring credit card for installation services. We also offer our Pro customers a financing alternative, which is underwritten by a third-party financial institution, generally with no recourse to us. The commercial credit program provides our Pro customers a range of additional services that we believe add flexibility to their businesses.

Human Capital Management

Our people are the core of our business and we commit to deliver them an inclusive, diverse team and culture that understands and adapts to the varying needs of our customers. We seek to provide an engaging work experience that excites and motivates our team members to deliver their best every day. We also aim to provide opportunities for learning and growth, to ensure our team is always the best in the business.

We executed on our transformation plan throughout 2021 to mature as a high-touch specialty flooring company and deliver shareholder value. Our transformation plan includes the four strategic pillars of people and culture, improving the customer experience, driving traffic and transactions in our stores and online, and improving profitability.

Our first strategic pillar, people and culture, is a critical driving force behind our transformation plan. Our recent efforts have been focused in three areas: our Company’s culture and training, the safety and health of our associates; and driving diversity and inclusion.

Culture and Training

Our Company’s vision: to be the customer’s first choice in hard-surface flooring by providing the best experience, from inspiration to installation. We identify the following six guiding values as the foundation of our culture:

●	Be customer obsessed
●	Embrace diversity
●	Arrive with integrity
●	Seize opportunities
●	Be resilient
●	Own our outcomes

In recent years, we added more regional and store managers in training to build our bench of future store leadership. Our field leadership has also focused on developing a more robust store and regional manager training program that promotes both diverse and inclusive leadership as well as driving greater internal career advancement. In 2021, we promoted more than 500 associates and invested substantial hours of training across the organization.

Safety and Health

Our commitment to the safety of our associates is an essential and ongoing part of our business. We require careful attention to safety with respect to handling product in our warehouses and stores, as well as during the installation and delivery processes. During COVID-19 we prioritized the safety of our associates and customers and followed rigorous standards for mask wearing, social distance and cleaning protocols. We have mixed remote and in-person work for all corporate support associates including senior management based on local conditions. We have upgraded certain of our ventilation systems and added UV-C sanitizing lights in our conference rooms and break areas. We continue to be judicious about travel and contact to help protect not only our associates but also the communities in which we live. We also provided emergency relief pay to our associates affected by COVID-19 exposure or related facility closures.

Diversity, Equity & Inclusion

As part of our transformation, we are driving diversity, equity and inclusion across our Company. This commitment is supported by training and awareness programs as well as focused efforts to recruit, retain, develop and promote a diverse workforce. Our Diversity, Equity & Inclusion Taskforce, comprised of a diverse group of associates, is helping to ensure associates can thrive and grow professionally. They continue to share ideas on what diversity, equity and inclusion should look like in our Company. We are also working with external consultants to connect our work with best practices and insights related to diversity, equity and inclusion.

Associates

As of December 31, 2021, we had approximately 2,400 associates, 97% of whom were full-time and none of whom were represented by a union. Of these associates, 73% work in our stores, 19% work in corporate store support infrastructure or similar functions (including our call center associates) and 8% work in one of our distribution centers. We believe that we have good relations with our associates.

Seasonality and Quarterly Results

Our quarterly results of operations can fluctuate depending on the timing of our advertising and the timing of, and income contributed by, our new stores. Our net sales fluctuate slightly as a result of seasonal factors, and we adjust merchandise inventories in anticipation of those factors, causing variations in our build of merchandise inventories. Generally, we experience higher-than-average net sales in the spring and fall, when more home remodeling activities typically are taking place, and lower-than-average net sales in the colder winter months and during the hottest summer months. Our 2020 and 2021 results were impacted by the uncertainty and ongoing impact of the COVID-19 pandemic. In the second quarter of 2020, we experienced, as did many retailers, a significant disruption to our business due to COVID-19. We continue to navigate uncertainty in the macroeconomic environment related to COVID-19, global supply chain disruptions, consumer spending, inflation, and the anniversary of large COVID 19 stimulus payments in both 2020 and 2021. During the second quarter of 2020 we limited our inventory purchases as a direct result of COVID-19. Supply chain disruption on replenishment kept inventory below our targeted level during the second half of 2020 and 2021. As a result, we believe we could have captured more sales in the fourth quarter of 2020 and 2021 if our inventories had been higher. The spread of the COVID-19 Omicron variant also had a negative effect late in 2021 and into 2022.

Intellectual Property and Trademarks

We have a number of marks registered in the United States, including LLFlooring®, Floor Love™, Lumber Liquidators®, Floor Finder®, Duravana™, Bellawood®, 1-800-HARDWOOD®, Quickclic®, Virginia Mill Works Co. Hand Scraped and Distressed Floors®, Dream Home Laminate Floors®, Builder’s Pride®,  Avella®, Coreluxe®, Tranquility Resilient Flooring®, Lisbon Cork Co. Ltd. ®, Colston Hardwood Flooring ®, ReNature™, AquaSeal ™, Dual Defense™ and other product line names. We regard our intellectual property as having significant value and these names are an important factor in the marketing of our brands. Accordingly, we take steps intended to protect our intellectual property including, where necessary, the filing of lawsuits and administrative actions to enforce our rights.

Government Regulation

We are subject to extensive and varied federal, provincial, state and local government regulations in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our associates and customers, independent third-party installers, public health and safety, zoning, accommodations for persons with disabilities, and fire codes. We are also subject to a number of compliance obligations pursuant to various settlement agreements we have entered into over the past few years. We operate each of our stores, offices and distribution centers in accordance with standards and procedures designed to comply with all applicable laws, codes, licensing requirements and regulations. Certain of our operations and properties are also subject to federal, provincial, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and cleanup of contaminated properties, including off-site disposal locations. We do not currently incur significant costs complying with the laws and regulations related to hazardous materials. However, we could be subject to material costs, liabilities or claims relating to compliance in the future, especially in the event of changes in existing laws and regulations or in their interpretation, as well as the passage of new laws and regulations.

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

Risks Related to Our Business Operations

The ongoing COVID-19 pandemic has disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance

The effects of the ongoing COVID-19 pandemic have included and could continue to include disruptions in our supply chain, disruptions or restrictions on the ability or availability of many of our associates to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions, as well as temporary closures of certain of our showrooms, or the facilities of our customers or suppliers. The inability of our suppliers to meet our supply needs in a timely manner could cause delays in delivery to our customers, which could result in the cancellation of orders, customers’ refusal to accept deliveries, discounts to selling prices, and termination of customer relationships, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Even if we are able to find alternate sources for our supply needs, they may cost more, which could adversely impact our profitability and financial condition.

In addition, the ongoing COVID-19 pandemic has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries. It has disrupted the worldwide transportation network leading to less predictable inventory flow. There remains a great deal of uncertainty related to COVID-19, including risks from renewed shutdowns due to COVID-19, continued transportation disruptions, labor availability and consumer spending preferences. The extent to which the ongoing COVID-19 pandemic could impact our business, results of operations, financial condition and liquidity is highly uncertain and will depend on future developments, including consumer demand for home improvement. The potential impacts to the Company likely will not be fully recoverable.

The ongoing COVID-19 pandemic is a highly fluid and rapidly evolving situation, and we cannot anticipate with any certainty the length, scope, or the impacts in each of the jurisdictions that we operate. Various federal, state and local regulatory requirements concerning vaccination status for associates, testing and safety protocols may impose operating costs or restrictions on our business operations, which could adversely impact our profitability and financial condition.

Our success depends upon the ability to attract, develop and retain highly qualified associates.

We believe that our success has depended and continues to depend on the efforts and capabilities of our associates. Our ability to meet our labor needs while controlling labor costs is subject to many external factors including market pressure on wage rates, the size and health of the labor market and our reputation within the labor market. If there is significant employee turnover, it may result in increases in our costs due to higher wages, recruiting costs and/or training costs. We may not be able to achieve our operational goals if we are unable to attract, develop and retain qualified associates by providing competitive compensation and benefits, an engaging work experience for an inclusive, diverse team and culture or due to any negative market or industry perception, our stock price, and/or litigation.

Increased transportation costs could harm our results of operations.

The efficient transportation of our products through our supply chain is a critical component of our operations. If the cost of fuel or other costs, such as duties and international container rates rise it would result in increases in our cost of sales due to additional transportation charges and fees. Additionally, there are a limited number of delivery companies capable of efficiently transporting our products from our suppliers. Consolidation within this industry could result in increased transportation costs. A reduction in the availability of qualified drivers and/or an increase in driver regulations could continue to increase our costs. Transportation costs, both international and domestic, may increase due to the global supply chain disruptions as a result of strong demand for inventory, which have been and may continue to be impacted by any changes in COVID-19 conditions. We may be unable to increase the price of our products to offset increased transportation charges, which could cause our operating results to deteriorate.

Our growth strategy depends in part on our ability to open new stores and is subject to many unpredictable factors.

As of December 31, 2021, we had 424 stores throughout the United States. Assuming the continued success of our store model and real estate strategy, we plan to accelerate future openings over the next several years. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. Our future results and ability to implement our growth strategy will depend on various factors, including the following:

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

In addition to accelerating the growth of new stores over the next several years, we are making technology investments designed to increase orders from our digital platform, Customer Relationship Center and dedicated Pro sales team. Our existing management information systems, including our store management systems, enterprise reporting platform, compliance procedures and financial and reporting controls, may be unable to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain regional and store managers and personnel for our compliance, IT, human resources and financial and reporting departments. We may not respond quickly enough to the changing demands that our expansion will impose on us. Any failure to manage our growth effectively could harm our business and operating results.

Damage, destruction or disruption of our distribution centers could significantly impact our operations and impede our ability to distribute certain of our products.

We have two distribution centers that house products for the direct shipment of flooring to our stores. If either of our distribution centers or our inventory held in those locations were damaged or destroyed by fire, tornado, flooding, wood infestation or other causes, our distribution processes would be disrupted. If the major highways or railways leading to and from our distribution centers were shutdown due to weather or infrastructure conditions, our distribution processes would also be disrupted. Any of these disruptions to the distribution centers could cause significant delays in delivery. This could impede our ability to stock our stores and deliver products to our customers, and cause our net sales and operating results to deteriorate.

Our representative office in China may present increased legal and operational risks.

We have a representative office in Shanghai, China to facilitate our product sourcing in Asia. We may incur increased costs in complying with applicable local-country laws and regulations as they pertain to our products, operations and related activities. Further, if we fail to comply with applicable laws and regulations, we could be subject to, among other things, litigation and government and agency investigations.

Failure to effectively manage our third-party installers may present increased legal and operational risks.

We manage third-party professional independent contractors who provide installation services to some of our customers. In some jurisdictions, we are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of our third-party installers. We have established procedures designed to manage these requirements and ensure customer satisfaction with the services provided by our third-party installers. If we fail to manage these procedures effectively or provide proper oversight of these services, we may be subject to regulatory enforcement and litigation and our net sales and our profitability and reputation could be harmed.

Unfavorable allegations, government investigations and legal actions surrounding our products or us could harm our reputation and impair our ability to grow or sustain our business.

We have been involved in a number of government investigations and legal actions, many of which have resulted from unfavorable allegations regarding our products and us. Negative publicity surrounding these government investigations and legal actions could continue to harm our reputation and the demand for our products. Additional unfavorable allegations, government investigations and legal actions involving our products and us could also affect our perception in the market and our brands and negatively impact our business and financial condition. For instance, unfavorable allegations with certain regulators surrounding the compliance of our laminates that had previously been sourced from China has negatively affected and could continue to negatively affect our operations. If this negative impact is significant, our ability to maintain our liquidity and grow or sustain our business could be jeopardized. The cost to defend ourselves and our former associates has been and could continue to be significant.

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

With the large number of cases and government investigations, we may be required to defend ourselves and our officers, directors and former associates and we may be subject to financial harm in the event such cases or investigations are adversely determined and insurance coverage will not, or is not sufficient to, cover any related losses. We maintain various insurance policies, including directors and officers insurance, as well as the following:

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

We are subject to a wide range of general and industry-specific laws and regulations imposed by federal, provincial, state and local authorities in the countries in which we operate, including those related to tariffs, customs, foreign operations (such as the Foreign Corrupt Practices Act), truth-in-advertising, consumer protection, privacy, zoning and occupancy matters as well as the operation of retail stores and warehouse, production and distribution facilities and provision of installation services. In addition, various federal, provincial and state laws govern our relationship with and other matters pertaining to our associates, including wage and hour-related laws. If we fail to comply with these laws and regulations, we could be subject to legal risk, our operations could be impacted negatively and our reputation could be damaged. Likewise, if such laws and regulations should change, our costs of compliance may increase, thereby impacting our results and our profitability.

Certain portions of our operations are subject to laws and regulations governing hazardous materials and wastes, the remediation of contaminated soil and groundwater, and the health and safety of associates. If we are unable to comply with, extend or renew a material approval, license or permit required by such laws, or if there is a delay in renewing any material approval, license or permit, our net sales and operating results could deteriorate or otherwise cause harm to our business.

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

Risks Related to Our Suppliers, Products and Product Sourcing

Our ability and cost to obtain cost-effective products, especially from Asia and other international suppliers, and the operations of many of our international suppliers are subject to risks that may be beyond our control and that could harm our operations and profitability.

We rely on a select group of international suppliers to provide us with imported flooring products that meet our specifications. In 2021, our imported product was sourced from Asia, Europe, Australia and South America. As a result, we are subject to risks associated with obtaining products from abroad, including:

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

By the end of 2021, approximately 20% of our product was sourced from China down from 34% a year ago. Included in merchandise inventories are tariff-related costs, including Section 301 tariffs on certain products imported from China in recent years. In November 2019, a subset of these imports for certain click vinyl and other engineered products (the “Subset Products”) received an exemption that was made retroactive to the initial levying of the Section 301 Tariffs. However, as of August 7, 2020, the exclusions on subset products expired and certain flooring products imported from China were again subject to a 25% Section 301 tariff. Potential costs and any attendant impact on pricing arising from these tariffs could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

The inflation or deflation of product cost could affect our prices, demand for our products, our sales and our profit margins.

Prices of certain products are subject to fluctuations arising from changes in international and domestic supply and demand, labor costs, competition, market speculation, government regulations, tariffs and trade restrictions, and periodic delays in delivery. Rapid and significant changes in product cost may affect the demand for our products, our sales and our profit margins.

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

While our suppliers agree to operate in compliance with applicable laws and regulations, we do not control our suppliers. Accordingly, despite our continued investment in compliance and quality control, we cannot guarantee that they comply with such laws and regulations or operate in a legal, ethical and responsible manner. While we monitor our suppliers’ adherence to our compliance and quality standards, there is no guarantee that we will be able to identify non-compliance. Moreover, the failure of our suppliers to adhere to applicable legal requirements and the quality standards that we set for our products could lead to government investigations, litigation, write-offs and recalls, any of which could damage our reputation and our brands, increase our costs, and otherwise hurt our business. Additionally, our ability to travel and monitor suppliers due to the COVID-19 pandemic could cause delays in bringing product to market.

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

Our ability to offer hardwood flooring, particularly products made of certain species of hardwood, depends on the continued availability of sufficient suitable hardwood at reasonable cost.

Our business strategy depends on offering a wide assortment of hardwood flooring to our customers. We sell flooring made from species ranging from domestic maple, oak and pine to imported acacia, cherry, koa, mahogany and teak. Some of these species are difficult to source, and we cannot be assured of their continued availability. Our ability to obtain an adequate volume and quality of hard-to-find species depends on our suppliers’ ability to furnish those species, which, in turn, could be affected by many things including events such as forest fires, insect infestation, tree diseases, prolonged drought and other adverse weather and climate conditions. Government regulations relating to forest management practices also affect our suppliers’ ability to harvest or export timber, and changes to regulations and forest management policies, or the implementation of new laws or regulations, could impede their ability to do so. If our suppliers cannot deliver sufficient hardwood and we cannot find replacement suppliers, our net sales and operating results may be negatively impacted.

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

We believe that our growth thus far was achieved in part through our successful investment in local and national advertising. Historically, we have used extensive advertising to encourage customers to drive to our stores, which were, at times, located some distance from population centers in areas that have lower rents than traditional retail locations. Further, a significant portion of our advertising was directed at the DIY and installation customers. As our brand and marketing strategies continue to evolve, we have broadened the content of our advertising to increase the awareness of our great value, superior service and broad selection of high-quality, hard-surface flooring products. During 2021 we made significant progress in the transition of our brand from Lumber Liquidators to LL Flooring. If there are negative perceptions about the evolution of our brand strategies, our name change, or our advertisements fail to draw customers in the future, or if the cost of advertising or other marketing materials increases significantly, we could experience declines in our net sales and operating results both in-store and through our digital platform.

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

Hard-surface flooring may become less popular as compared to other types of floor coverings in the future. For example, our products are made using various hardwood species, and concern over the environmental impact of tree harvesting could shift consumer preferences towards synthetic or inorganic flooring. In addition, hardwood flooring competes against carpet, vinyl sheet, vinyl tile, ceramic tile, natural stone and other types of floor coverings. If consumer preferences shift toward types of floor coverings that we do not sell, we may experience decreased demand for our products.

All of these competitive factors may harm us and reduce our net sales and operating results.

Risks Related to Economic Factors and Our Access to Capital

Cyclicality in the home flooring industry, coupled with our lack of diversity in our lines of business, could cause volatility and risk to our business.

The hard-surface flooring industry is highly dependent on the remodeling of existing homes and new home construction. Remodeling and new home construction are cyclical and depend on a number of factors which are beyond our control, including interest and inflation rates, tax policy, real estate prices, employment levels, consumer confidence, credit availability, demographic trends, weather conditions, natural disasters and general economic conditions.

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

We have relied on and expect to continue to rely on a bank credit agreement to fund our needs for working capital. During 2021, we entered into a Second Amendment to our Credit Agreement. The execution of the Second Amendment, among other things, terminated the FILO Term Loans and converted those commitments to the Revolving Credit Facility. The total size of the Credit Agreement remained at $200 million, and the Company has an option to the increase the Revolving Credit Facility to a maximum total amount of $250 million. The maturity date of the Credit Agreement was extended to April 30, 2026. Our access to the Revolving Credit Facility depends on our ability to meet the conditions for borrowing, including that all representations are true and correct at the time of the borrowing. Our failure to meet these requirements or obtain additional or alternative sources of capital could impact:

●	our ability to fund working capital, capital expenditures, store expansion and other general corporate purposes;
●	our ability to meet our liquidity needs, arising from, among other things, legal matters; and
●	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Risks Related to Our Information Technology

If our management information systems, including our digital platform or our Customer Relationship Center, experience disruptions, it could disrupt our business and reduce our net sales.

We depend on our management information systems to integrate the activities of our stores, digital platform and Customer Relationship Center, to process orders, make outgoing calls to customers, to respond to customer inquiries, to manage inventory, to purchase merchandise and to sell and ship goods on a timely basis. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. We may incur significant expenses in order to repair any such operational problems. Any significant disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, which could result in delays in the delivery of products to our stores and customers or lost sales. For example, as we previously disclosed in August 2019, we experienced a malicious network security incident during that year for approximately a week that prevented access to several of our information technology systems and data within our networks. Based on the nature of the network security incident, the impact on our information technology systems and the results of the forensic IT analysis, we do not believe confidential customer, employee or company data was lost or disclosed. Moreover, our entire corporate network, including our telephone lines, is on an Internet-based network, which is vulnerable to certain risks and uncertainties, including changes in the required technology interfaces, digital platform downtime and other technical failures, security breaches and customer privacy concerns. Accordingly, if our network is disrupted or if we cannot successfully maintain our digital platform and Customer Relationship Center in good working order, we may experience delayed communications within our operations and between our customers and ourselves, and may not be able to communicate at all via our network, including via telephones connected to our network.

We may incur costs and losses resulting from security risks we face in connection with our electronic processing, transmission and storage of confidential customer information.

We accept electronic payment cards for payment in our stores and through our Customer Relationship Center. In addition, our online operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. As a result, we may become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Further, a compromise of our security systems that results in our customers’ personal information being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations and financial condition, and could result in litigation against us or the imposition of penalties. A security breach could also require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations, particularly our online sales operations.

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

Risks Relating to Our Common Stock

Our common stock price may be volatile and all or part of any investment in our common stock may be lost.

The market price of our common stock could fluctuate significantly based on various factors, including, but not limited to:

●	our concentration in the cyclical home improvement industry;
●	trading activity of our current or future stockholders, including common stock transactions by our directors and executive officers;
●	trading activity by retail investors participating in online investing forums or chat rooms;
●	industry-related trends and growth prospects; and
●	unfavorable market reactions to allegations regarding the safety of our products and the related litigation and/or government investigations resulting therefrom, as well as any payments, judgments or other losses in connection with such allegations and any resultant lawsuits and/or investigations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of February 18, 2022, we operated 428 stores located in 47 states, with four new stores opening since December 31, 2021. The table below sets forth the locations (alphabetically by state) of our 428 stores in operation as of February 18, 2022.

State	Stores	State	Stores	State	Stores	State	Stores

Alabama	6	Iowa	3	Nebraska	2	Rhode Island	1
Arizona	6	Kansas	3	Nevada	3	South Carolina	10
Arkansas	3	Kentucky	5	New Hampshire	5	South Dakota	2
California	43	Louisiana	6	New Jersey	14	Tennessee	9
Colorado	10	Maine	3	New Mexico	1	Texas	30
Connecticut	7	Maryland	9	New York	22	Utah	3
Delaware	4	Massachusetts	12	North Carolina	16	Vermont	1
Florida	32	Michigan	12	North Dakota	1	Virginia	17
Georgia	11	Minnesota	7	Ohio	15	Washington	10
Idaho	2	Mississippi	4	Oklahoma	3	West Virginia	5
Illinois	15	Missouri	7	Oregon	9	Wisconsin	7
Indiana	10	Montana	1	Pennsylvania	21

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “LL.” We are authorized to issue up to 35,000,000 shares of common stock, par value $0.001. Total shares of common stock outstanding at February 18, 2022 were 29,140,469 and we had four stockholders of record. In February 2022, we increased our share repurchase program authorization to $50 million.

Issuer Purchases of Equity Securities

The following table presents our share repurchase activity for the quarter ended December 31, 2021 (dollars in thousands, except per share amounts):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[1]	Per Share[1]	Programs	Programs[2]
October 1, 2021 to October 31, 2021	—	—	—	—
November 1, 2021 to November 30, 2021	—	—	—	—
December 1, 2021 to December 31, 2021	—	—	—	—
Total	—	—	—	—

1      We repurchased 15,063 shares of our common stock, at an average price of $17.20, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended December 31, 2021.

Dividend Policy

We have never paid any dividends on our common stock and do not expect to pay them in the near future.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

Performance Graph

The following graph compares the performance of our common stock during the period beginning December 31, 2016 through December 31, 2021, to that of the total return index for the NYSE Composite and a Custom Peer Group whose members are listed below assuming an investment of $100 on December 31, 2016. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2021
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
LL Flooring Holdings, Inc.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021

LL Flooring Holdings, Inc.	100.00	199.43	60.48	62.07	195.30	108.45

NYSE Composite	100.00	118.90	108.45	136.36	145.89	176.06

Peer Group[1]	100.00	141.48	133.50	178.49	229.47	362.58

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

LL Flooring is one of North America’s leading specialty retailers of hard-surface flooring, with 424 stores as of December 31, 2021. Our Company seeks to offer the best customer experience online and in stores, with more than 500 varieties of hard-surface floors featuring a range of quality styles and on-trend designs. Our online tools also help empower customers to find the right solution for the space they’ve envisioned. Our extensive selection includes waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, porcelain tile, and cork, with a wide range of flooring enhancements and accessories to complement. Our stores are staffed with flooring experts who provide advice, Pro partnership services, and installation options for all of our products, most of which is in stock and ready for delivery. Our vision is to be the customer’s first choice in hard-surface flooring by providing the best experience, from start to finish. We offer a wide selection of high-quality, stocked products and the accessible flooring expertise and service of a local store, with the scale, omni-channel convenience and value of a national chain. We plan to leverage this advantage to differentiate ourselves in the highly fragmented flooring market. We launched our new digital platform, LLFlooring.com, in December 2020. In February 2021, we launched our new mobile app featuring our popular Picture It! and Floor Finder tools and making it easy to order installations.

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

The non-GAAP financial measures are presented because management and analysts use these non-GAAP financial measures to evaluate our operating performance and management, in certain cases, uses them to determine incentive compensation and/or to address questions it receives. Therefore, we believe that the presentation of non-GAAP financial measures provides useful supplementary information to, and facilitates additional analysis by, investors. The presented non-GAAP financial measures exclude items that management does not believe reflect our core operating performance, which include regulatory and legal settlements and associated legal and operating costs, changes in antidumping and countervailing duties, and store closures, as such items are outside of our control or due to their inherent unusual, non-operating, unpredictable, non-recurring, or non-cash nature.

Executive Summary

In 2021, we delivered record sales to Pro customers and record net services sales.  We also launched new, innovative products and deployed effective pricing and promotion strategies.  Our annual comparable store sales grew 5.2% and we recorded net income of $42 million in 2021 despite the headwinds of world-wide macroeconomic uncertainty, supply chain turbulence, labor shortages, inflation (price, product, and wage) and the continued impact of COVID-19.

Highlights for the year ended December 31, 2021 were as follows:

●	Net sales of $1.15 billion increased 5.0% compared to last year, driven by double-digit growth in sales to Pro customers and net services sales (install and freight) that more than offset a decrease in DIY sales. Total comparable store net sales increased 5.2%. The Company opened 14 net stores in 2021, and as of December 31, 2021, operated 424 stores.

●	Gross margin of 38.2% decreased 80 basis points as a percentage of sales compared to last year. Both 2021 and 2020 were impacted by the net of anti-dumping and countervailing duty rate changes. Additionally, 2020 included costs related to Canadian and US store closures. When excluding items in the table that follows in Results of Operations, Adjusted Gross Profit (a non-GAAP measure) of $434 million in 2021 increased $7.4 million versus 2020. Adjusted Gross Margin (a non-GAAP measure) of 37.6% decreased 120 basis points compared to last year, primarily reflecting significantly higher transportation, tariff and material costs (collectively up more than 500 basis points) that the Company was able to partially mitigate through pricing, promotion and alternative country/vendor sourcing strategies.

●	Selling, general and administrative (“SG&A”) expenses of $387 million in 2021 increased $16 million from 2020, but as a percentage of net sales, SG&A of 33.6% decreased 20 basis points compared to 2020. When excluding items in the table that follows in Results of Operations, Adjusted SG&A (a non-GAAP measure) of $380 million in 2021 increased $17 million from 2020. Adjusted SG&A as a percentage of sales (a non-GAAP measure) of 33.0% was flat compared to last year, primarily due to increased investment in customer-facing and distribution-center personnel that was offset by higher net sales.

●	Operating income was $53 million in 2021, compared to operating income of $56 million in 2020. When excluding items in the table that follows in Results of Operations, Adjusted Operating Income (a non-GAAP measure) was $54 million and Adjusted Operating Margin (a non-GAAP measure) of 4.7% decreased 110 basis points compared to last year mainly as a result of the decline in adjusted gross margin described above.

●	The Company had other income of $0.1 million for the year ended December 31, 2021 compared to other expense of $2.6 million for the year ended December 31, 2020. Both years were favorably impacted by the reversal of interest expense associated with anti-dumping and countervailing duty rate changes. When excluding items in the table that follows in Results of Operations, Adjusted Other Expense (a non-GAAP measure) of $1.7 million in 2021 decreased $2.2 million compared to 2020 primarily as a result of repayment of all outstanding debt during the second quarter of 2021.

●	Income tax expense was $11 million in 2021 compared to income tax benefit of $7.8 million in 2020. 2020 included the partial release of valuation allowance on deferred tax assets of $20 million.

●	Net income was $42 million, or $1.41 per diluted share, in 2021 compared to net income of $61 million, or $2.10 per diluted share, in 2020. When excluding items in the table that follows in Results of Operations,

Adjusted Earnings Per Diluted Share (a non-GAAP measure) decreased to $1.39 compared to $2.25 for 2020. The change was primarily due to the absence of the valuation allowance noted above.

Other Items

Liquidity, Working Capital and Credit Agreement

As of December 31, 2021, we had liquidity of $227 million, consisting of excess availability under our Credit Agreement of $142 million, and cash and cash equivalents of $85 million. This represents an increase in liquidity of $13 million from December 31, 2020. We repaid all $101 million of our outstanding debt in the second quarter of 2021 and did not access borrowings under the Credit Agreement during the year.

We believe that cash flows from operations, together with cash on hand, and the availability under our Credit Agreement will be sufficient to meet our obligations, operations, anticipated capital expenditures, and fund our settlements for the next 12 months. In the coming quarters we also plan to increase our inventories as supply chain disruptions abate. We prepare our forecasted cash flow and liquidity estimates based on assumptions that we believe to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Impact of Macroeconomic Environment

We continue to navigate uncertainty in the macroeconomic environment related to global supply chain disruptions, consumer spending, inflation and a challenging labor market. During the second quarter of 2020 we limited our inventory purchases as a direct result COVID-19. Supply chain disruption on replenishment kept inventory below our targeted level during the second half of 2020 and 2021. As a result, we believe we could have captured more sales in the fourth quarter of 2020 and 2021 if our inventories had been higher. While our supply chain teams continue to work diligently to bring in new inventory and allocate it effectively across our stores, we anticipate the supply chain to remain constrained well into 2022, limiting inventory availability and increasing transportation and material costs. Supply chain constraints include international container access, congestion in major ports, and a shortage of domestic truckers, as well as renewed COVID-19 related shutdowns. We are also monitoring the impact of inflation on consumer purchasing trends as it could affect our prices, demand for our products, our sales and our profit margins.

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

		Section 301 tariff		Corresponding approximate
Event	Timing	level on imports	Tariff level on	percentage of Company's
		from China	Subset Products	merchandise subject to tariff
Imposition of Tariffs	September 2018	10%	10% then 0%[1]	48%
Increase in Tariffs	June 2019	25%	25% then 0%[1]	44%
Retroactive Exemption on Subset Products[1]	November 2019	25%	0%	10%
Exemption Not Renewed and Tariffs Re-imposed on Subset Products	August 2020	25%	25%	32%
	December 31, 2020	25%	25%	34%
	December 31, 2021	25%	25%	20%

1	On November 7, 2019, the U.S. Trade Representative granted a retroactive exclusion to September 2018 on Subset Products as defined in the Section 301 Tariffs section above bringing the rate to 0%.

Canadian and US Store Closure Costs

During the third quarter of 2020, the Company conducted a comprehensive review of its real estate portfolio. Following the conclusion of this review, the Company made the decision to close its Canadian operations, including all eight stores in Canada, and six underperforming US locations by the end of 2020. The Company will continue to monitor store performance on an ongoing basis. The Company incurred expense of $3.8 million to close these stores in the second half of 2020. All 14 stores were closed by year end although certain clean-up activities were fully completed early in 2021.

Results of Operations

We believe the selected sales data, the percentage relationship between Net Sales and major categories in the Consolidated Statements of Income and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Increase (Decrease)
	% of Net Sales		in Dollar Amounts
	Year Ended December 31,		2021
	2021	2020	vs. 2020
Net Sales
Net Merchandise Sales	86.3%	88.8%	2.0%
Net Services Sales	13.7%	11.2%	28.9%
Total Net Sales	100.0%	100.0%	5.0%
Gross Profit	38.2%	39.0%	2.9%
Selling, General, and Administrative Expenses	33.6%	33.8%	4.3%
Operating Income	4.6%	5.1%	(6.4)%
Other Expense	(0.0)%	0.2%	(103.9)%
Income Before Income Taxes	4.6%	4.9%	(1.6)%
Income Tax Expense	1.0%	(0.7)%	(242.4)%
Net Income	3.6%	5.6%	(32.1)%
SELECTED SALES DATA
Average Sale[1]	$1,567	$1,343	16.7%
Comparable Stores Increase (Decrease)[2]	5.2%	(0.5)%
Transaction Count (Decrease) Increase[3]	(11.5)%	2.1%
Average Retail Price per Unit Sold Increase[4]	8.2%	0.3%

Number of Stores Open, end of period	424	410
Number of Stores Opened (Closed) in Period, net	14	(9)
Number of Stores Relocated in Period[5]	1	1

1	Average sale is defined as the average invoiced sales order, measured quarterly, excluding returns as well as transactions under $100 (which are generally sample orders or add-on/accessories to existing orders).
2	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening
3	Transaction count is calculated by applying the average sale to total net sales at comparable stores
4	Average retail price per unit (square feet for flooring and other units of measures for moldings and accessories) sold is calculated on a total company basis and excludes non-merchandise revenue.
5	A relocated store remains a comparable store as long as it is relocated within the primary trade area.

A detailed discussion of the 2021 year-over-year changes can be found below and should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this report. A detailed discussion of the 2020 year-over-year changes can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K filed on March 1, 2021.

Net Sales

Net sales increased $55 million, or 5%, to $1,152 million in 2021 from $1,098 million in 2020 and comparable store net sales increased 5.2%. Average Retail Price per Unit Sold increased 8.2% as the Company reacted to the impact of inflation on costs from its vendors and supply chain disruptions along with a change in mix. Average ticket increased 16.7% driven by sales to Pro customers and higher attachment of installation and freight, partially offset by a 11.5% decrease in transaction count driven by lower DIY sales. The lower DIY sales in 2021 were impacted by weaker year-over-year COVID nesting sales and less-than-optimal inventories. Net merchandise sales increased 2% driven by double-digit sales growth to Pro customers and net services sales (install and freight) increased 29% year-over-year.

Both Pro and net services sales benefited from multiple initiatives launched specifically for these customers, including investments in technology to streamline our installation services. The Company opened 14 net stores in 2021 and operated 424 stores as of December 31, 2021.

Gross Profit

Gross profit of $440 million in 2021 increased $12 million from 2020 and gross margin in 2021 decreased to 38.2% from 39% in 2020. Both years were impacted by the net of anti-dumping and countervailing duty rate changes, with favorable adjustments of $6.3 million and $2.2 million in 2021 and 2020, respectively. Additionally, 2020 included costs related to Canadian and US store closures. When excluding those items in the table that follows, Adjusted Gross Profit (a non-GAAP measure) of $434 million in 2021 increased $8 million versus 2020 and Adjusted Gross Margin (a non-GAAP measure) in 2021 decreased to 37.6% from 38.8% in 2020. The 120-basis point decrease in Adjusted Gross Margin was due primarily to significantly higher transportation, tariff and material costs (collectively up more than 500 basis points) that the Company was able to partially mitigate through pricing, promotion and alternative country/vendor sourcing strategies.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Year Ended December 31,
	2021		2020
	$	% of Sales	$	% of Sales

	(dollars in thousands) [1]
Gross Profit/Margin, as reported (GAAP)	$440,042	38.2%	$427,712	39.0%

Antidumping Adjustments [2]	(6,279)	(0.5)%	(2,208)	(0.2)%
Store Closure Costs [3]	—	—%	822	—%
Sub-Total Items above	(6,279)	(0.5)%	(1,386)	(0.2)%

Adjusted Gross Profit/Margin (non-GAAP measures)	$433,763	37.6%	$426,326	38.8%
1	Amounts may not sum due to rounding.
2	Represents net antidumping and countervailing income associated with applicable prior-year shipments of engineered hardwood from China.
3	Represents the inventory write-offs related to the Canadian and U.S. store closures described more fully in Item 8. Note 11 to the consolidated financial statements.

Selling, General and Administrative Expenses

SG&A expenses of $387 million in 2021 increased $16 million from 2020, and as a percentage of net sales, SG&A decreased to 33.6% in 2021, compared to 33.8% in 2020. SG&A in both periods included certain costs related to legal matters and settlements. Additionally, the 2020 period included costs related to Canadian and U.S. store closures. When excluding items in the table that follows, Adjusted SG&A (a non-GAAP measure) of $380 million in 2021 increased $17 million from 2020. Adjusted SG&A as a percentage of sales of 33.0% was flat compared to last year, primarily due to increased investment in customer facing and distribution personnel that was offset by higher net sales. 2020 benefited the final settlement of the business interruption insurance claim related to the August 2019 network security incident ($2.5 million) and lower travel and entertainment expense. The Company redeemed $4.5 million of MDL and Gold vouchers during 2021 and relieved the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $1.7 million was recorded as a reduction in SG&A expense.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Year Ended December 31,
	2021		2020
	$	% of Sales	$	% of Sales

	(dollars in thousands) [4]
SG&A, as reported (GAAP)	$387,356	33.6%	$371,430	33.8%

Accrual for Legal Matters and Settlements [5]	6,800	0.6%	1,500	0.2%
Legal and Professional Fees [6]	501	0.0%	4,220	0.4%
Store Closure Costs [7]	—	—%	2,962	0.3%
Sub-Total Items above	7,301	0.6%	8,682	0.9%

Adjusted SG&A (a non-GAAP measure)	$380,055	33.0%	$362,748	33.0%
4	Amounts may not sum due to rounding.
5	This amount represents the charge to earnings for the Mason and Savidis matters in the first quarter of 2021 and a $0.9 million of insurance recoveries in the second half of 2021 related to certain significant legal actions. The 2020 amounts reflect expense of $2 million related to the Gold matter in the third quarter and a $0.5 million insurance recovery in the second quarter related to certain significant legal action. These matters are described more fully in Item 8. Note 10 to the consolidated financial statements.
6	This amount represents charges to earnings related to our defense of certain significant legal actions during the period. This does not include all legal costs incurred by the Company.
7	Represents the store lease impairments, write down on fixed assets and employee termination benefits related to the Canadian and U.S. store closures described more fully in Item 8. Note 11 to the consolidated financial statements.

Operating Income and Operating Margin

Operating income was $53 million in 2021, compared to operating income of $56 million in 2020. When excluding items in the table that follows, Adjusted Operating Income (a non-GAAP measure) was $54 million and Adjusted Operating Margin (a non-GAAP measure) was 4.7% in 2021, a decrease of 110 basis points compared to last year. The primary driver of the decrease in Adjusted Operating Margin was the decline in adjusted gross margin described above.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Year Ended December 31,
	2021		2020
	$	% of Sales	$	% of Sales

	(in thousands)[1]
Operating Income, as reported (GAAP)	$52,686	4.6%	$56,282	5.1%

Gross Margin Items:
Antidumping Adjustments [2]	(6,279)	(0.5)%	(2,208)	(0.2)%
Store Closure Costs [3]	—	—%	822	—%
Gross Margin Subtotal	(6,279)	(0.5)%	(1,386)	(0.2)%

SG&A Items:
Accrual for Legal Matters and Settlements [4]	6,800	0.6%	1,500	0.2%
Legal and Professional Fees [5]	501	0.0%	4,220	0.4%
Store Closure Costs [6]	—	—%	2,962	0.3%
SG&A Subtotal	7,301	0.6%	8,682	0.9%

Adjusted Operating Income/Margin (a non-GAAP measure)	$53,708	4.7%	$63,578	5.8%

1,2,3,4,5,6  See the Gross Profit and SG&A sections above for more detailed explanations of these individual items.

Other (Income) Expense

The Company had other income of $0.1 million for the year ended December 31, 2021 compared to other expense of $2.6 million for the year ended December 31, 2020. Both years were favorably impacted by the reversal of interest expense associated with anti-dumping and countervailing duty rate changes. Excluding these items as shown on the table that follows, Adjusted Other Expense (a non-GAAP measure) was $1.7 million in 2021, which is a decrease of $2.2 million compared to 2020 driven by the repayment of all outstanding debt during the second quarter of 2021 and lower interest rates on our Credit Agreement due to the amendment in April 2021.

	Year Ended December 31,
	2021		2020
	$	% of Sales	$	% of Sales

	(dollars in thousands) [8]
Other (Income) Expense, as reported (GAAP)	$(104)	—%	$2,642	0.2%

Interest impact related to antidumping adjustment [9]	(1,797)	(0.2)%	(1,275)	(0.1)%
Sub-Total Items above	(1,797)	(0.2)%	(1,275)	(0.1)%

Adjusted Other Expense (Income)/Adjusted Other Expense (Income) as a % of Sales (a non-GAAP measure)	$1,693	0.2%	$3,917	0.4%
8	Amounts may not sum due to rounding.
9	Represents the interest income impact of certain antidumping adjustments related to applicable prior-year shipments of engineered hardwood from China.

Provision for Income Taxes

The Company records tax expense each period for income taxes incurred for US federal tax, in certain states, and in foreign jurisdictions resulting in an effective tax rate of 21% and (14.5)% for the years ended December 31, 2021 and 2020, respectively. 2020 benefited from the partial release of $20 million of valuation allowance on deferred tax assets.

At the beginning of 2020, the Company had a full valuation allowance of $27 million recorded against its net deferred assets as the Company was in a consolidated cumulative three-year loss position, and the Company was not relying upon projections of future taxable income in assessing their recoverability.  The Company assesses the available evidence on a quarterly basis to determine if, based on the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  The Company was no longer in a consolidated cumulative three-year loss position at December 31, 2020.  Based on the Company’s evaluation at a jurisdictional level as of December 31, 2020, the Company released valuation allowances of $20 million in the fourth quarter of 2020 in jurisdictions where the Company believed sufficient future taxable income, including consideration of future performance, market or economic conditions, will be generated to use existing deferred tax assets.  This release of the valuation allowance resulted in noncash income tax benefit in the fourth quarter of 2020 of $20 million. At December 31, 2021 and 2020 the Company’s remaining valuation allowance was $2.4 and $5.6 million, respectively. The amount of the deferred tax assets considered realizable could be adjusted in future periods if evidence warrants such a change. During 2021, the Company recognized additional state net operating losses expected to be utilized, which are reflected in the ending deferred tax assets and resulted in a reduction of tax expense of approximately $2.4 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company amended its 2018 tax return with respect to CARES Act items and carried the 2018 NOL back to 2013 resulting in a net tax benefit of $1.8 million in 2020.

The Company files income tax returns with the United States federal government and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Internal Revenue Service has completed audits of our income tax returns through 2016.

Diluted Earnings per Share

Net income was $42 million, or $1.41 per diluted share, in 2021 compared to net income of $61 million, or $2.10 per diluted share, in 2020. 2021 Adjusted Earnings Per Diluted Share (a non-GAAP measure) decreased $0.86 per diluted share to $1.39 compared to $2.25 for 2020. Net income in 2020 benefited from the noncash income tax benefit of $20 million from the partial release of the valuation allowance.

We believe that each of the items below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Year Ended December 31,
	2021	2020

	(in thousands)
Net Income, as reported (GAAP)	$41,698	$61,427
Net Income per Diluted Share (GAAP)	$1.41	$2.10

Gross Margin Items:
Antidumping Adjustments [2]	(4,628)	(1,632)
Store Closure Costs [3]	—	607
Gross Margin Subtotal	(4,628)	(1,025)

SG&A Items:
Accrual for Legal Matters and Settlements [4]	5,012	1,109
Legal and Professional Fees [5]	369	3,119
Store Closure Costs [6]	—	2,189
SG&A Subtotal	5,381	6,417

Other Expense Items:
Antidumping Adjustments Interest [7]	(1,324)	(942)
Other Expense (Income) Subtotal	(1,324)	(942)

Adjusted Earnings	$41,127	$65,877
Adjusted Earnings per Diluted Share (a non-GAAP measure)	$1.39	$2.25

1,2,3,4,5,6,7  See the Gross Profit and SG&A and Other (Income) Expense sections above for more detailed explanations of these individual items. These items have been tax affected at the Company’s federal incremental rate of 26.3% for 2021 and 26.1% for 2020.

Liquidity, Capital Resources and Cash Flows

Our strong balance sheet and liquidity provide us with the financial flexibility to fund our growth initiatives and position LL Flooring for long-term success. We had cash and cash equivalents of $85 million as of December 31, 2021 even after repaying all $101 million of our outstanding debt during the second quarter of 2021.

Our principal sources of liquidity at December 31, 2021, were cash from our ongoing operations, $85 million of cash and cash equivalents on our balance sheet and $142 million of availability under our Revolving Loan. As of December 31, 2021, there was no outstanding balance on our Revolving Loan.

On April 30, 2021, we entered into a Second Amendment to the Credit Agreement to extend the maturity date to April 30, 2026, convert the FILO Term Loan into the Revolving Credit Facility, decrease the margin for LIBOR Rate Loans, and reduce the LIBOR floor, which is described more fully in Item 8. Note 4 to the consolidated financial statements.

Our cash flows from operating activities were $39 million during 2021 which was primarily the result of our net income during the period of $42 million, accruals for legal matters and settlements of $7.8 million, and growth in customer deposits of $5.7 million, partially offset by an increase in inventory of $15 million and decreased accounts payable of $8.5 million.

Net cash provided by operating activities was $157 million in 2020 and was primarily due to $61 million in net income, a $39 million decrease in inventory, cash received from United States Customs for tariff receivables of $23 million, growth in customer deposits of $20 million and an increase in accounts payable of $9.9 million. These items were somewhat offset by payments for legal matters and settlements of $18 million.

Net cash flows used in investing activities in 2021 included $19 million in capital expenditures, primarily for opening 14 net new stores and store rebranding. We also plan to invest in capital expenditure in the range of $28 million to $32 million in 2022 to support our growth strategies, such as new store openings and to complete our store rebranding, as well as to increase operational efficiency.

Net cash used in investing activities was $15 million in 2020 and included investments in our new digital platform, LLFlooring.com, six new stores, and maintenance to our existing stores.

2021 net cash used in financing activities was $104 million, compared to $19 million provided by financing activities in 2020. The activity in the current year was primarily due to the repayment of all our outstanding debt under the Credit Agreement of $101 million in the second quarter of 2021. Net cash provided by the comparable 2020 period was primarily attributable to $19 million in net borrowings on the Credit Agreement.

We expect free cash flow to turn negative in 2022 as a result of rebuilding inventory and investing in growth.

Merchandise Inventories

Merchandise inventory is our most significant asset and is considered either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation on December 31, 2021 and 2020 were as follows:

	As of	As of
	December 31, 2021	December 31, 2020

	(in thousands)
Inventory – Available for Sale	$197,927	$205,664
Inventory – Inbound In-Transit	56,458	38,745
Total Merchandise Inventories	$254,385	$244,409

Available Inventory Per Store	$467	$502

Available inventory per store at December 31, 2021 was lower than available inventory per store at December 31, 2020. The 7% reduction in total inventory from last year was primarily driven by supply chain constraints on replenishment. We plan to return to more historic levels of merchandise inventory in 2022. Our teams are working diligently to receive new inventory in the face of supply chain constraints and we are working toward rebuilding inventory by $50 to $70 million by end of 2022.

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

Recognition of Net Sales

We recognize net sales for products purchased at the time the customer takes possession of the merchandise. We recognize service revenue, which consists primarily of installation revenue and freight charges for in-home delivery, when the service has been rendered. We report sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities. Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical and current sales trends and experience. We believe that our estimate for sales returns is an accurate reflection of future returns. Any reasonably likely changes that may occur in the assumptions underlying our allowance estimates would not be expected to have a material impact on our financial condition or operating performance. Actual sales returns did not vary materially from estimated amounts for 2021, 2020 or 2019.

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

Leases

The Company determines if an arrangement is a lease at inception. If the arrangement is a lease, the Company accounts for the transaction in accordance with FASB ASC Topic 842, Leases (“ASC 842”). Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheet. The operating lease ROU asset also is adjusted for any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease at certain dates, typically at the Company’s own discretion. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. Many of the Company’s leases include both lease (e.g., payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Lease expense for minimum lease payments is recognized on a straight-line basis over the term of the agreement. The Company made an accounting policy election that payments under agreements with an initial term of 12 months or less will not be included on the consolidated balance sheet but will be recognized in the consolidated statements of operations on a straight-line basis over the term of the agreement.

The operating lease ROU assets and operating lease liabilities are recognized as the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate is estimated based on U.S. Composite yields obtained from Bloomberg based on a third-party’s estimate of the Company’s credit rating. The determination of an appropriate secured incremental borrowing rate requires judgments in selecting an appropriate yield curve and estimating adjustments for collateralization and inflation. Based on the volume of new store leases that the Company enters into each year, a significant increase or decrease in the incremental borrowing rates used to discount lease payments could have a significant impact on the value of operating lease liabilities and right-of-use assets subsequently reported on its consolidated balance sheet.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to interest rate risk through the investment of our cash and cash equivalents and our Credit Agreement. We may invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. Borrowings under our Credit Agreement are exposed to interest rate risk due to the variable rate of the borrowings. The Company’s incremental borrowing rate for $1 million as of December 31, 2021 was 1.5% so the incremental interest cost on that million, if outstanding for the full year, would have been $15 thousand.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LL Flooring Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LL Flooring Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and Financial Statement Schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Legal Contingencies
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

How We Addressed the Matter in Our Audit

We tested the Company's internal controls that address the risks of material misstatement related to the recognition, measurement and disclosure of legal contingencies for which a settlement agreement has not yet been reached. For example, we tested controls over management’s review of the evaluation of legal contingencies for which a settlement agreement has not yet been reached.

To test the Company's accounting for and disclosure of legal contingencies for which a settlement agreement has not yet been reached, our substantive audit procedures included, among others, testing the Company's evaluation of the probability of outcome and range of loss, if estimable, through inspection of responses to inquiry letters sent to both internal and external legal counsel, discussions with internal counsel to confirm our understanding of the allegations and related merits, and by obtaining written representations from executives of the Company. When applicable, we also compared the Company's evaluation of these matters with its relevant history, or those of other entities, for similar legal contingencies that have been settled or otherwise resolved. In addition, we evaluated the adequacy of the Company’s financial statement disclosures.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Richmond, Virginia
February 22, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LL Flooring Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited LL Flooring Holdings, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LL Flooring Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Richmond, Virginia
February 22, 2022

LL Flooring Holdings, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash and Cash Equivalents	$85,189	$169,941
Merchandise Inventories	254,385	244,409
Prepaid Expenses	9,160	9,370
Tariff Recovery Receivable	—	4,078
Other Current Assets	11,094	10,354
Total Current Assets	359,828	438,152
Property and Equipment, net	96,926	97,557
Operating Lease Right-of-Use Assets	119,510	109,475
Goodwill	9,693	9,693
Net Deferred Tax Assets	11,336	11,611
Other Assets	8,599	7,860
Total Assets	$605,892	$674,348

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$63,464	$70,543
Customer Deposits and Store Credits	67,063	61,389
Accrued Compensation	10,128	15,347
Sales and Income Tax Liabilities	4,297	5,793
Accrual for Legal Matters and Settlements	33,611	30,398
Operating Lease Liabilities - Current	33,060	33,024
Other Current Liabilities	20,717	25,761
Total Current Liabilities	232,340	242,255
Other Long-Term Liabilities	4,268	13,293
Operating Lease Liabilities - Long-Term	97,163	90,194
Credit Agreement	—	101,000
Total Liabilities	333,771	446,742

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 30,536 and 30,229 shares issued and 29,113 and 28,911 shares outstanding at December 31, 2021 and 2020, respectively	31	30
Treasury Stock, at cost (1,423 and 1,318 shares, respectively)	(145,337)	(142,977)
Additional Capital	227,804	222,628
Retained Earnings	189,623	147,925
Total Stockholders’ Equity	272,121	227,606
Total Liabilities and Stockholders’ Equity	$605,892	$674,348

See accompanying notes to consolidated financial statements.

LL Flooring Holdings, Inc.

Consolidated Statements of Income

(in thousands except per share amounts)

	Year Ended December 31,
	2021	2020	2019

Net Sales
Net Merchandise Sales	$993,943	$974,829	$956,041
Net Services Sales	158,401	122,873	136,561
Total Net Sales	1,152,344	1,097,702	1,092,602
Cost of Sales
Cost of Merchandise Sold	588,166	574,944	586,918
Cost of Services Sold	124,136	95,046	101,998
Total Cost of Sales	712,302	669,990	688,916
Gross Profit	440,042	427,712	403,686
Selling, General and Administrative Expenses	387,356	371,430	386,970
Operating Income	52,686	56,282	16,716
Other (Income) Expense	(104)	2,642	3,764
Income Before Income Taxes	52,790	53,640	12,952
Income Tax Expense (Benefit)	11,092	(7,787)	3,289
Net Income	$41,698	$61,427	$9,663
Net Income per Common Share—Basic	$1.44	$2.13	$0.34
Net Income per Common Share—Diluted	$1.41	$2.10	$0.34
Weighted Average Common Shares Outstanding:
Basic	29,041	28,830	28,689
Diluted	29,525	29,247	28,793

See accompanying notes to consolidated financial statements.

LL Flooring Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2021	2020	2019

Net Income	$41,698	$61,427	$9,663
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	—	823	(195)
Reclassification of Foreign Currency Translation to Earnings	—	757	—
Total Other Comprehensive Income (Loss)	—	1,580	(195)
Comprehensive Income	$41,698	$63,007	$9,468

See accompanying notes to consolidated financial statements.

LL Flooring Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

							Accumulated
							Other	Total
	Common Stock		Treasury Stock		Additional	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Income (Loss)	Equity

December 31, 2018	28,627	$32	2,951	$(141,828)	$213,744	$76,835	$(1,385)	$147,398

Stock-Based Compensation Expense	—	—	—	—	4,872	—	—	4,872
Release of Restricted Shares	87	—	—	—	—	—	—	—
Common Stock Repurchased	—	(2)	(1,706)	(486)	—	—	—	(488)
Translation Adjustment	—	—	—	—	—	—	(195)	(195)
Net Income	—	—	—	—	—	9,663	—	9,663
December 31, 2019	28,714	$30	1,245	$(142,314)	$218,616	$86,498	$(1,580)	$161,250

Stock-Based Compensation Expense	—	—	—	—	3,333	—	—	3,333
Exercise of Stock Options	40	—	—	—	679	—	—	679
Release of Restricted Shares	157	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	73	(663)	—	—	—	(663)
Translation Adjustment	—	—	—	—	—	—	823	823
Reclassification of Foreign Currency Translation to Earnings	—	—	—	—	—	—	757	757
Net Income	—	—	—	—	—	61,427	—	61,427
December 31, 2020	28,911	$30	1,318	$(142,977)	$222,628	$147,925	$—	$227,606

Stock-Based Compensation Expense	—	—	—	—	5,113	—	—	5,113
Exercise of Stock Options	6	1	—	—	63	—	—	64
Release of Restricted Shares	196	—	—	—	—	—	—	—
Common Stock Repurchased	—	—	105	(2,360)	—	—	—	(2,360)
Net Income	—	—	—	—	—	41,698	—	41,698
December 31, 2021	29,113	$31	1,423	$(145,337)	$227,804	$189,623	$—	$272,121

See accompanying notes to consolidated financial statements.

LL Flooring Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019

Cash Flows from Operating Activities:
Net Income	$41,698	$61,427	$9,663
Adjustments to Reconcile Net Income:
Depreciation and Amortization	18,833	17,645	17,465
Deferred Income Taxes Provision (Benefit)	276	(12,037)	(366)
Income on Vouchers Redeemed for Legal Settlements	(1,676)	-	-
Stock-Based Compensation Expense	5,113	3,333	4,848
Provision for Inventory Obsolescence Reserves	2,345	3,036	1,888
Antidumping Adjustments	(6,279)	(2,208)	1,143
Impairment of Operating Lease Right-Of-Use	—	935	—
Reclassification of Foreign Currency Translation to Earnings	—	757	—
Loss (Gain) on Disposal of Fixed Assets	44	(211)	(221)
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(15,104)	38,617	28,941
Accounts Payable	(8,538)	9,910	(13,640)
Customer Deposits and Store Credits	5,674	19,818	1,353
Tariff Recovery Receivable	4,078	22,947	(27,025)
Prepaid Expenses and Other Current Assets	700	(4,094)	(88)
Accrued Compensation	(5,219)	3,605	2,477
Accrual for Legal Matters and Settlements	7,773	2,507	4,575
Payments for Legal Matters and Settlements	(101)	(18,080)	(34,729)
Deferred Rent Payments	(2,315)	2,947	—
Deferred Payroll Taxes	(2,542)	5,131	—
Other Assets and Liabilities	(6,090)	1,061	4,045
Net Cash Provided by Operating Activities	38,670	157,046	329

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(19,443)	(15,828)	(19,906)
Other Investing Activities	71	966	422
Net Cash Used in Investing Activities	(19,372)	(14,862)	(19,484)

Cash Flows from Financing Activities:
Borrowings on Credit Agreement	—	45,000	104,500
Payments on Credit Agreement	(101,000)	(26,000)	(87,500)
Common Stock Repurchased	(2,360)	(663)	(488)
Other Financing Activities	(690)	441	(631)
Net Cash (Used in) Provided by Financing Activities	(104,050)	18,778	15,881
Effect of Exchange Rates on Cash and Cash Equivalents	—	(14)	702
Net (Decrease) Increase in Cash and Cash Equivalents	(84,752)	160,948	(2,572)
Cash and Cash Equivalents, Beginning of Year	169,941	8,993	11,565
Cash and Cash Equivalents, End of Year	$85,189	$169,941	$8,993

Supplemental disclosure of non-cash operating and financing activities:
Relief of Inventory for Vouchers Redeemed for Legal Settlements	$2,783	$—	$—
Release of Deposit for Legal Settlement and Liability	—	21,500	—
Tenant Improvement Allowance for Leases	(1,230)	(726)	(2,962)

See accompanying notes to consolidated financial statements.

LL Flooring Holdings, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

Note 1.         Summary of Significant Accounting Policies

Nature of Business

LL Flooring Holdings, Inc., formerly Lumber Liquidators Holding, Inc., and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hard-surface flooring, and hard-surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of vinyl plank, solid and engineered hardwood, laminate, bamboo, porcelain tile, and cork, with a wide range of flooring enhancements and accessories to complement direct to the consumer. The Company also provides in-home delivery and installation services to its customers. The Company primarily sells to homeowners or to Pros on behalf of homeowners through a network of store locations in metropolitan areas. The Company’s stores spanned 47 states in the United States (“U.S.”) at December 31, 2021. In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its customer relationship center in Richmond, Virginia, and its digital platform, LLFlooring.com.

Organization and Basis of Financial Statement Presentation

The consolidated financial statements of LL Flooring Holdings, Inc., a Delaware corporation, include the accounts of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company estimates that it has sufficient liquidity through amounts available under its forecasted cash flows from operations and Revolving Credit Facility to fund its working capital. The Company prepares its forecasted cash flow and liquidity estimates based on assumptions that it believes to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Cash and Cash Equivalents

The Company had cash and cash equivalents of $85 million and $170 million at December 31, 2021 and 2020, respectively. The Company maintained a high cash and cash equivalents balance at the end of 2020 to provide financial flexibility during the COVID-19 uncertainty; it repaid all $101 million of its outstanding debt during 2021. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents, of which there were zero at December 31, 2021 and 2020, respectively. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle in less than seven days to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash equivalents totaled $7.2 million and $7.9 million at December 31, 2021 and 2020, respectively.

Credit Programs

Credit is offered to the Company’s customers through a credit card, underwritten by a third-party financial institution and at no recourse to the Company. A credit line is offered to the Company’s professional customers through the LL Flooring Commercial Credit Program. This commercial credit program is underwritten by a third-party financial institution, generally with no recourse to the Company.

As part of the credit program, the Company’s customers may tender their LL Flooring credit card to receive installation services. As of December 31, 2021, the Company utilized a network of associates to perform certain customer-facing, consultative services and coordinate the installation of its flooring products by third-party independent contractors in all of its stores.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and other liabilities approximates fair value because of the short-term nature of these items.

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or net realizable value. The method by which amounts are removed from inventory is weighted average cost. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form.  The Company relies on a select group of international suppliers to provide imported flooring products that meet the Company’s specifications.  The Company is subject to risks associated with obtaining products from abroad, including disruptions or delays in production, shipments, delivery or processing, including due to the COVID-19 pandemic. Merchandise inventories as of both December 31, 2021, and 2020 were below historic levels as a result of supply chain constraints and COVID-19.   The Company plans to return to more historic levels of merchandise inventory in 2022.

Inventory cost includes the costs of bringing an article to its existing condition and location such as shipping and handling and import tariffs. The Company maintains an inventory reserve for loss or obsolescence based on historical results and current sales trends. This reserve was $5.6 million and $6.7 million at December 31, 2021 and 2020, respectively.

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

Impairment of Long-Lived Assets

The Company evaluates potential impairment losses on long-lived assets and right-of-use assets used in operations when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment exists an impairment loss is recorded based on the difference between the carrying value and fair value of the assets. The Company recorded a $0.9 million impairment on operating lease right-of-use assets in 2020 in conjunction with the store closures described in Note 11. No impairment losses were recorded in 2021 or 2019.

Goodwill and Other Indefinite-Lived Intangibles

Goodwill represents the costs in excess of the fair value of net assets acquired associated with acquisitions by the Company. The Company evaluates goodwill for impairment on an annual basis, or whenever events or changes in circumstance indicate that the asset carrying value for the reporting unit exceeds its fair value. Based on the analysis performed, the Company has concluded that no impairment in the value of goodwill has occurred.

Self-Insurance

The Company is self-insured for certain employee health benefit claims and for certain workers’ compensation claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical and industry trends and economic conditions. This liability could be affected if future occurrences and claims differ from these assumptions and historical trends. As of December 31, 2021 and 2020, the Company had accruals of $3.2 million and $2.9 million, respectively, related to estimated claims included in other current liabilities.

Recognition of Net Sales

The Company generates revenues primarily by retailing merchandise in the form of hard-surface and porcelain flooring and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Sales occur through a network of 424 stores, which spanned 47 states at December 31, 2021. In addition, both the merchandise and services can be ordered through The Company’s Customer Relationship Center and from the Company’s digital platform, LLFlooring.com. The Company’s agreements with its customers are of short duration (less than a year), and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities.

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

The following table shows the activity in this account for the periods noted:

	Year Ended December 31,
	2021	2020	2019
Customer Deposits and Store Credits, Beginning Balance	$(61,389)	$(41,571)	$(40,332)
New Deposits	(1,238,157)	(1,191,673)	(1,163,691)
Recognition of Revenue	1,152,344	1,097,702	1,092,602
Sales Tax included in Customer Deposits	69,860	68,681	67,029
Other	10,279	5,472	2,821
Customer Deposits and Store Credits, Ending Balance	$(67,063)	$(61,389)	$(41,571)

Subject to the Company’s policy, return of unopened merchandise is generally accepted for 90 days, subject to the discretion of the store manager. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company reduces revenue by the amount of expected returns and records it within “Other Current Liabilities” on the consolidated balance sheet. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the “Other Current Assets” caption of the accompanying consolidated balance sheet. This amount was $1.3 million at both December 31, 2021 and 2020, respectively. The Company recognizes sales commissions as incurred since the amortization period is less than one year.

In total, the Company offers hundreds of different flooring products; however, no single flooring product represented a significant portion of its sales mix. By major product category, the Company’s sales mix was as follows:

	Year Ended December 31,
	2021		2020		2019
Manufactured Products [1]	$531,947	46%	$505,333	46%	$452,914	41%
Solid and Engineered Hardwood	291,458	25%	299,012	27%	319,582	29%
Moldings and Accessories and Other	170,538	15%	170,484	16%	183,545	17%
Installation and Delivery Services	158,401	14%	122,873	11%	136,561	13%
Total	$1,152,344	100%	$1,097,702	100%	$1,092,602	100%
[1]	Includes laminate, vinyl, engineered vinyl plank and porcelain tile.

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

The Company offers a range of limited warranties for the durability of the finish on its prefinished products to its services provided. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. Warranty costs are recorded in cost of sales. This reserve was $0.9 million and $1.1 million at December 31, 2021 and 2020, respectively. The Company seeks recovery from its vendors and third-party independent contractors of installation services for certain amounts paid.

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

Advertising Costs

Advertising costs charged to selling, general and administrative (“SG&A”) expenses, net of vendor allowances, were $62 million, $62 million and $75 million in 2021, 2020 and 2019, respectively. The Company uses various types of media to brand its name and advertise its products. Media production costs are generally expensed as incurred, except for direct mail, which is expensed when the finished piece enters the postal system. Media placement costs are generally expensed in the month the advertising occurs, except for contracted endorsements and sports agreements, which are generally expensed ratably over the contract period. Amounts paid in advance are included in prepaid expenses and totaled $1 million and $0.4 million at December 31, 2021 and 2020, respectively.

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

The Company made an accounting policy election that payments under agreements with an initial term of 12 months or less will not be included on the consolidated balance sheet but will be recognized in the consolidated statements of income on a straight-line basis over the term of the agreement.

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions obtained as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease-by-lease basis, if a lease concession obtained was a result of a new arrangement reached with the lessor (treated within the lease modification accounting framework) or if a lease concession obtained was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows lessees, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply this practical expedient for the period beginning as of April 1, 2020 for those agreements where total payments under the modified lease are substantially the same or less than the original agreement. Included in “Operating Lease Liabilities - Current” on the consolidated balance sheet is the remaining $0.6 million liability as of December 31, 2021 related to deferred payments (net of repayments) as a result of COVID-19 rent concessions compared to the balance of $2.9 million as of December 31,

2020. The deferred payments will be made in accordance with each concession agreement for periods up the remainder of the lease term.

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

Business Interruption Insurance Proceeds

In August 2019, the Company experienced a network security incident caused by malware that prevented access to several of the Company’s information technology systems and data. In 2020 the company recorded $2.5 million from the final settlement of the business interruption insurance claim in SG&A.

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

Note 2.         Property and Equipment

Property and equipment consisted of:

	December 31,
	2021	2020
Land	$4,937	$4,937
Building	44,588	44,527
Property and Equipment	59,322	58,371
Computer Software and Hardware	66,037	61,581
Leasehold Improvement	59,922	55,311
Assets under Construction	3,430	1,508
	238,236	226,235
Less: Accumulated Depreciation and Amortization	141,310	128,678
Property and Equipment, net	$96,926	$97,557

As of December 31, 2021 and 2020, the Company had cumulatively capitalized $51 million and $48 million of computer software costs, respectively. Amortization expense related to these assets was $4.4 million, $4.4 million and $4.6 million for 2021, 2020 and 2019, respectively.

Note 3.         Other Liabilities

Other long-term liabilities consisted of:

	December 31,
	2021	2020
Antidumping and Countervailing Duties Accrual, Including Accrued Interest	$4,105	$10,136
Deferred Payroll Taxes	—	2,566
Other	163	591
Other Long Term Liabilities	$4,268	$13,293

The Company paid $2.5 million of CARES Act related deferred payroll taxes during 2021. The remaining balance of approximately $2.6 million of CARES Act deferred payroll taxes were recorded in “Current Liabilities” on the consolidated balance sheet as of December 31, 2021 and will be paid in late 2022.

Note 4.         Credit Agreement

On March 29, 2019, the Company entered into a Fourth Amended and Restated Credit Agreement has a credit agreement (the “Credit Agreement”) with Bank of America, N.A. and Wells Fargo Bank, N.A. (the “Lenders”). On April 17, 2020, the Company entered into a First Amendment to the Credit Agreement with the Lenders. On April 30, 2021, the Company entered into a Second Amendment to the Credit Agreement (the “Second Amendment”) with the

Lenders. The execution of the Second Amendment, among other things, terminated the FILO Term Loans and converted those commitments to the Revolving Credit Facility. The total size of the Credit Agreement remained at $200 million, and the Company has an option to the increase the Revolving Credit Facility to a maximum total amount of $250 million.  The maturity date of the Credit Agreement was extended to April 30, 2026.

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

The Second Amendment decreased the margin for LIBOR Rate Loans (as defined in the Second Amendment) to a range of 1.25% to 1.75% over the applicable LIBOR Rate with respect to revolving loans (as defined in the Second Amendment) depending on the Company’s’ average daily excess borrowing availability, a decrease of 1.25% from rates prior to the Second Amendment. As previously stated, the FILO Term Loans were terminated by this Second Amendment. The amendment decreased the LIBOR Rate Floor from 1.00% to 0.25%. The Second Amendment also decreased the unused commitment fee of 0.50% per annum to 0.25% per annum on the average daily unused amount of the Revolving Credit Facility during the most recently completed calendar quarter. As of December 31, 2021, had the Company re-borrowed, the Revolving Credit Facility would have carried an interest rate subject to the terms stated directly above.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective only when specified availability under the Revolving Credit Facility falls below the greater of $17.5 million or 10% of the Revolving Loan Cap (as defined in the Credit Agreement). Except as set forth in the Second Amendment, all other terms and conditions of the Credit Agreement remain in place.

The Company repaid all $101.0 million of borrowings during the second quarter of 2021. As of December 31, 2021, there was no amount outstanding under the Revolving Credit Facility. The Company had $3.0 million in letters of credit which reduces its availability. As of December 31, 2021, there was $142.3 million of availability under the Revolving Credit Facility.

Note 5.         Leases

The Company has operating leases for its stores, corporate headquarters in Richmond, Virginia, its distribution center on the west coast, supplemental office facilities and certain equipment. The store location leases generally have five to seven year base periods with one or more renewal periods. The corporate headquarters in Richmond, Virginia has base terms running through December 31, 2029. The supplemental office facility in Richmond, Virginia has base terms running through December 31, 2023. The distribution center on the west coast has base terms running through October 31, 2024. Total rent expense was approximately $37 million in 2021, 2020 and 2019, respectively.

The cost components of the Company’s operating leases recorded in SG&A on the consolidated statement of operations were as follows for the periods shown:

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Store Leases	Other Leases	Total	Store Leases	Other Leases	Total	Store Leases	Other Leases	Total

Operating lease costs	$33,247	$3,898	$37,145	$33,652	$3,905	$37,557	$32,759	$4,078	$36,837
Variable lease costs	8,622	1,341	9,963	8,604	771	9,375	8,381	1,007	9,388
Total	$41,869	$5,239	$47,108	$42,256	$4,676	$46,932	$41,140	$5,085	$46,225

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities, which are paid as incurred.

Other information related to leases were as follows:

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Store Leases	Other Leases	Total	Store Leases	Other Leases	Total	Store Leases	Other Leases	Total

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36,276	$4,329	$40,605	$31,284	$4,199	$35,483	$33,590	$4,252	$37,842

Right-of-use assets obtained or modified in exchange for operating lease obligations	$41,407	$157	$41,564	$16,363	$1,124	$17,487	$25,745	$9,828	$35,573

Weighted Average Remaining Lease Term (years)	4.73	5.94	4.89	4.66	6.63	4.99	4.81	7.60	5.28

Weighted Average Discount Rate	4.9%	5.3%	5.0%	5.7%	5.3%	5.6%	5.8%	5.5%	5.7%

At December 31, 2021, the future minimum rental payments under non-cancellable operating leases were as follows:

	Operating Leases
			Total
		Other	Operating
	Store Leases	Leases	Leases
2022	$34,080	$4,127	$38,207
2023	28,578	4,105	32,683
2024	22,148	3,593	25,741
2025	17,149	1,560	18,709
2026	10,788	1,603	12,391
Thereafter	13,803	5,077	18,880
Total minimum lease payments	126,546	20,065	146,611
Less imputed interest	(13,586)	(2,802)	(16,388)
Total	$112,960	$17,263	$130,223

Note 6.         Stockholders’ Equity

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31,
	2021	2020	2019
Net Income	$41,698	$61,427	$9,663
Weighted Average Common Shares Outstanding—Basic	29,041	28,830	28,689
Effect of Dilutive Securities:
Common Stock Equivalents	484	417	104
Weighted Average Common Shares Outstanding—Diluted	29,525	29,247	28,793
Net Income per Common Share—Basic	$1.44	$2.13	$0.34
Net Income per Common Share—Diluted	$1.41	$2.10	$0.34

	As of December 31,
	2021	2020	2019
Stock Options	184	209	604
Restricted Shares	102	118	187

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be antidilutive:

Stock Repurchase Program

In February of 2022, the Company’s board of directors raised its authorization for the repurchase of up to $50 million of the Company’s common stock. At December 31, 2021, the Company had approximately $14.7 million remaining under previous authorizations. The Company did not purchase any shares under either authorization during the three-years ended December 31, 2021.

Note 7.         Stock-Based Compensation

Overview

The Company has an equity incentive plan (the “Plan”) for employees, non-employee directors and other service providers from which the Company may grant stock options, restricted shares and other equity awards. The total number of shares of common stock authorized for issuance under the Plan is 7.8 million. As of December 31, 2021, 2.3 million shares of common stock were available for future grants. Stock options granted under the Plan expire no later than ten years from the date of grant and the exercise price shall not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted shares on a grant-by-grant basis at the discretion of the Board. The Company issues new shares of common stock upon exercise of stock options, granting of restricted shares, vesting of performance-based restricted shares, and vesting of restricted stock units.

The Company also maintains the LL Flooring Holdings, Inc. Outside Directors Deferral Plan under which each of the Company’s non-employee directors has the opportunity to elect annually to defer certain fees until departure from the Board. A non-employee director may elect to defer up to 100% of his or her fees and have such fees invested in deferred stock units. Deferred stock units must be settled in common stock upon the director’s departure from the Board. There were 177,448 and 183,851 deferred stock units outstanding at December 31, 2021 and 2020, respectively.

Stock Options

The following table summarizes activity related to stock options:

			Remaining
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Balance, December 31, 2018	732,585	$22.97	7.3	$—
Granted	110,535	8.47
Forfeited	(149,657)	25.16
Balance, December 31, 2019	693,463	$20.18	7.1	$144
Granted	236,307	12.00
Exercised	(39,824)	17.04
Forfeited	(335,990)	18.27
Balance, December 31, 2020	553,956	$18.08	7.8	$8,508
Granted	111,355	23.49
Exercised	(5,798)	10.98
Forfeited	(34,586)	16.91
Balance, December 31, 2021	624,927	$19.17	7.0	$1,979

Exercisable at December 31, 2021	331,123	$22.03	5.7	$801
Vested and expected to vest December 31, 2021	624,927	$19.17	7.0	$1,979

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on December 31. The intrinsic value of stock options exercised during 2021 and 2020 was $35 thousand and $0.5 million, respectively. There were no stock options exercised during 2019.

As of December 31, 2021, total unrecognized compensation cost related to unvested options was approximately $1.5 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.5 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of options granted during 2021, 2020 and 2019 was $13.30, $6.20 and $4.32, respectively.

The following are the average assumptions for the periods noted:

	Year Ended December 31,
	2021		2020		2019
Expected dividend rate	—%		—%		—%
Expected stock price volatility	65%		57%		55%
Risk-free interest rate	1.0%		1.1%		2.1%
Expected term of options	5.5	years	5.5	years	5.5	years

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

Restricted Shares

The following table summarizes activity related to restricted shares:

		Weighted Average
		Grant Date Fair
	Shares	Value
Nonvested, December 31, 2018	487,212	$20.54
Granted	661,784	10.35
Released	(130,721)	11.09
Forfeited	(107,309)	14.71
Nonvested, December 31, 2019	910,966	$15.18
Granted	474,877	10.53
Released	(230,696)	12.85
Forfeited	(283,121)	13.70
Nonvested, December 31, 2020	872,026	$15.18
Granted	285,317	22.76
Released	(300,915)	13.05
Forfeited	(95,513)	14.49
Nonvested, December 31, 2021	760,915	$17.31

The fair value of restricted shares released during 2021, 2020 and 2019 was $6.8 million, $2.0 million and $1.5 million, respectively. As of December 31, 2021, total unrecognized compensation cost related to unvested restricted shares was approximately $5.3 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.0 years.

The Company granted a target of 47,768 performance-based RSAs with a grant date fair value of $1.1 million during 2021 and a target of 94,591 performance-based awards with a grant date fair value of $0.9 million during 2020. The performance-based RSAs in both years were awarded to certain members of senior management in connection with the achievement of specific key financial metrics that will be measured over separate respective three-year periods and which will vest at the end of each respective three-year period if the respective performance conditions are met. In addition, the number of 2020 performance-based awards that will ultimately vest is also contingent upon the results of a relative total shareholder return multiple by the end of year three. The Company assesses the probability of achieving these metrics on a quarterly basis. For these awards, the Company recognizes the fair value expense ratably over the performance and vesting period. There were 14,450 and 105,165 performance-based shares forfeited during 2021 and 2020, respectively. Performance-based RSA grants, releases and forfeitures are included above in the Restricted Shares table.

Note 8.         Taxes

The components of income (loss) before income taxes were as follows:

	Year Ended December 31,
	2021	2020	2019
United States	$52,780	$55,874	$13,830
Foreign	10	(2,234)	(878)
Total Income before Income Taxes	$52,790	$53,640	$12,952

The expense (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$9,444	$1,868	$2,550
State	1,290	2,315	1,015
Foreign	82	67	90
Total Current	10,816	4,250	3,655

Deferred
Federal	961	(9,671)	(203)
State	(685)	(2,366)	(163)
Total Deferred	276	(12,037)	(366)
Income Tax Expense (Benefit)	$11,092	$(7,787)	$3,289

A reconciliation to the statutory tax rate is as follows:

	Year Ended December 31,
	2021		2020		2019
Income Tax Expense at Federal Statutory Rate	$11,088	21.0%	$11,264	21.0%	$2,720	21.0%

Increases (Decreases):
State Income Taxes, Net of Federal Income Tax Benefit	2,086	4.0%	1,949	3.6%	425	3.3%
Change in Valuation Allowance and Loss Carryforwards	(2,698)	(5.1)%	(21,363)	(39.8)%	668	5.2%
Foreign Operations	365	0.7%	2,431	4.5%	90	0.7%
Uncertain Tax Positions	242	0.4%	—	—%	174	1.3%
Non-Deductible Fines and Penalties	—	—%	2	—%	6	—%
CARES Act Rate Differential	—	—%	(1,751)	(3.3)%	—	—%
Other	9	—%	(319)	(0.5)%	(794)	(6.1)%

Income Tax Expense (Benefit)	$11,092	21.0% %	$(7,787)	(14.5)%	$3,289	25.4%

The tax effects of temporary differences that result in significant portions of the deferred tax accounts based on enacted statutory rates in both 2021 and 2020, are as follows:

	December 31,
	2021	2020
Deferred Tax Liabilities:
Operating Lease Right-of-Use Assets	$(31,374)	$(28,579)
Depreciation and Amortization and Other	(14,324)	(14,532)
Total Gross Deferred Tax Liabilities	(45,698)	(43,111)

Deferred Tax Assets:
Operating Lease Liabilities	34,021	31,365
Stock-Based Compensation Expense	2,381	2,155
Legal Settlement Reserves	8,850	7,998
Other Accruals and Reserves	2,809	4,718
Employee Benefits	2,117	3,616
Inventory Reserves	927	1,241
Inventory Capitalization	4,088	2,790
Foreign Net Operating Loss Carryforwards	2,405	2,674
Net Operating Loss Carryforwards	1,186	250
Capital Loss Carryforwards and Other	655	3,538
Total Gross Deferred Tax Assets	59,439	60,345
Less: Valuation Allowance	(2,405)	(5,623)
Total Deferred Tax Assets	57,034	54,722
Net Deferred Tax Asset	$11,336	$11,611

The Company continues to monitor developments by federal and state rulemaking authorities regarding tax law changes and recognizes the impact of these law changes in the period in which they are enacted.

At the beginning of 2020, the Company had a full valuation allowance of $27 million recorded against its net deferred assets as the Company was in a consolidated cumulative three-year loss position, and the Company was not relying upon projections of future taxable income in assessing their recoverability.  The Company assesses the available evidence on a quarterly basis to assess if, based on the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  The Company was no longer in a consolidated cumulative three-year loss position at December 31, 2020.  Based on the Company’s evaluation at a jurisdictional level as of December 31, 2020, the Company released valuation allowances of $20 million in the fourth quarter of 2020 in jurisdictions where the Company believes sufficient future taxable income, including consideration of future performance, market or economic conditions, will be generated to use existing deferred tax assets.  This release of the valuation allowance resulted in noncash income tax benefit of $20 million in 2020. At December 31, 2021 the Company’s remaining valuation allowance was $2.4 million relating to foreign operations. The amount of the deferred tax assets considered realizable could be adjusted in future periods if evidence warrants such a change. During 2021, the Company recognized additional state net operating losses expected to be utilized, which are reflected in the ending deferred tax assets and resulted in a reduction of tax expense of approximately $2.4 million.

As of December 31, 2021 and 2020, the Company had no remaining U.S. federal net operating loss carryforward. The Company had foreign operating loss carryforwards of $13 million and $14 million at December 31, 2021 and 2020, respectively, which have begun to expire and have a full valuation allowance. As of December 31, 2021 and 2020, respectively, the Company had state loss carryforwards of $18 million and $29 million, which begin to expire in 2025.

The Company paid income taxes (net of refunds) of $11 million, $10 million and $0.2 million in 2021, 2020 and 2019, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company amended its 2018 tax return with respect to CARES Act items and carried the 2018 NOL back to 2013 resulting in a net tax benefit of $1.8 million in 2020.

As of December 31, 2021 and 2020, respectively, the Company had $0.4 million and $0.2 million of gross unrecognized tax benefits related to Uncertain Tax Positions ($0.4 million and $0.2 million net of federal tax benefit). It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the uncertain tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change in uncertain tax positions to have a significant effect on its results of operations, financial position or cash flows.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$225	$225
Increase for tax positions related to current year	375	—
Decrease for tax positions related to prior years	(133)	—
Settlements	(92)	—
Balance at end of year	$375	$225

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities.   As of December 31, 2021, the Internal Revenue Service has completed audits of the Company’s income tax returns through 2016.

In February 2022 the Company received sales tax and use tax assessments from the Commonwealth of Virginia covering part of 2014 through 2017. The Company believes there are some factual errors, is disputing this assessment, and will defend itself vigorously in this matter. Given the uncertainty of the final resolution, the Company cannot reasonably estimate the loss or range of loss, if any, that may result from this action and therefore no specific accrual has been made related to this. Any losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

Note 9.         401(k) Plan

The Company maintains a plan, qualified under Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees are eligible to participate following the completion of three months of service and attainment of age 21. The plan is a safe harbor plan, with company matching contributions of 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Both deferrals and Roth contributions are allowed up to 90% of an employee’s eligible compensation, subject to annual IRS limits. Additionally, employees are immediately 100% vested in the Company’s matching contributions. The Company’s matching contributions, included in SG&A expenses, totaled $3.3 million, $3.8 million and $2.8 million in 2021, 2020 and 2019, respectively.

Note 10.       Commitments and Contingencies

The following chart shows the activity related to the Balance Sheet “Accrual for Legal Matters and Settlements-Current”. The matters themselves are described in greater detail in the paragraphs that follow the chart.

	January 1, 2021					December 31, 2021
Litigation Matter	Accrual for Legal Matters		Settlement		Vouchers	Accrual for Legal Matters
Description	and Settlements - Current	Accruals	Payments		Redeemed	and Settlements - Current
MDL	$14,000	$—	$—		$(3,344)	$10,656
Mason	—	7,000	—		—	7,000
Gold	16,000	—	—		(1,115)	14,885
Other Matters	398	773	(101)		—	1,070
	$30,398	$7,773	$(101)		$(4,459)	$33,611

	January 1, 2020					December 31, 2020
Litigation Matter	Accrual for Legal Matters		Settlement		Vouchers	Accrual for Legal Matters
Description	and Settlements - Current	Accruals	Payments		Redeemed	and Settlements - Current
MDL	$35,500	$—	$(21,500)	[1]	$—	$14,000
Gold	27,000	2,000	(13,000)		—	16,000
Kramer	4,750	—	(4,750)		—	—
Other Matters	221	507	(330)		—	398
	$67,471	$2,507	$(39,580)		$—	$30,398
1	$21.5 million was paid into an escrow account for MDL in 2019 and recorded as “Deposit Legal Settlement” on the consolidated balance sheet. In the fourth quarter of 2020, the liability and deposit were relieved as the funds were distributed.

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

In April 2021, the Company entered into a Memorandum of Understanding (“Mason MOU”) with counsel for the lead plaintiffs in the Mason matter. Under the terms of the Mason MOU, the Company will pay up to $7.0 million to settle the claims asserted in the Mason matter on behalf of all Mason Putative Class Employees who (i) opted-in to the collective action (“Collective Members”) and (ii) are currently or were employed in New York and did not previously file an opt-in notice to participate in the collective action (the “New York Non Opt-Ins”). Notices were sent to the New York Non Opt-Ins in December 2021 alerting them of an opportunity to file an opt-in notice to participate in the settlement. A fairness hearing to approve the final settlement is anticipated to occur in the second quarter of 2022 with notices of settlement and checks issued following a final, non-appealable order of the court granting approval of the settlement. To the extent any checks issued to the Collective Members and the New York Non Opt-Ins are not cashed within one hundred eighty days will revert to the Company. The Mason MOU is subject to certain contingencies, including court approval of the definitive settlement agreement. There can be no assurance that a settlement will be approved or as to the ultimate outcome of the litigation. If a final, court approved settlement is not reached, the Company will defend the matter vigorously and believes there are meritorious defenses and legal standards that must be met for success on the merits. If the parties are unable to finalize the settlement, the Mason matter could have a material adverse effect on the Company’s financial condition and results of operations. As a result of these developments, the Company determined that a probable loss has been incurred and has accrued within SG&A a $7.0 million liability during the first quarter of 2021. As of December 30, 2021, the remaining accrual related to this matter is $7.0 million, which has been included in the caption “Accrual for Legal Matters and Settlements” on its condensed consolidated balance sheet.

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

In December 2020, the Company began contacting individuals who constitute the Savidis Plaintiffs and offered individual settlements in satisfaction of their claims.  In April 2021, the Company entered into a Memorandum of Understanding (“Savidis MOU”) with counsel for the lead plaintiffs in the Savidis matter.  Under the terms of the Savidis MOU, the Company will pay $0.9 million reduced by a credit of $0.1 million for amounts already paid to the individuals who accepted the Company’s prior settlement offer.  The Company accrued an additional $675 thousand related to this matter in the first quarter 2021. In October 2021, notices were mailed to class members advising them of the settlement.  Class members who do not exclude themselves from the settlement and who did not receive an individual settlement payment will automatically receive a payment. In January 2022, the Court provided final approval of the settlement and the Company anticipates that the Settlement Administrator will mail checks to the class members who do not opt out of participating in the settlement in the second quarter of 2022.

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

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring (“Petitioners”) filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to companies importing multilayered wood flooring from Chinese suppliers subject to the AD and CVD orders. The Company’s multilayered wood flooring imports from China accounted for approximately 3% and 4% of its flooring purchases in 2021 and 2020, respectively.

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

Results by period for the Company are shown below. The column labeled ‘December 31, 2021 Receivable/Liability Balance’ represents the amount the Company would receive or pay (net of any collections or payments) as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. It does not include any initial amounts paid for AD or CVD in the current period at the in-effect rate at that time.

The Company recorded net interest income related to antidumping and countervailing duties of $1.8 million for the year ended December 31, 2021 compared to net interest income of $0.6 million for the year ended December 31, 2020. The amounts for both years are included in other expense on the Statements of Operations. The estimated associated interest payable and receivable for each period is not included in the table below and is included in the same financial statement line item on the Company’s consolidated balance sheet as the associated liability and receivable balance for each period.

Review		Rates at which		December 31, 2021
Period[1]	Period Covered	Company	Final Rate	Receivable/Liability
		Deposited		Balance
Antidumping
1	May 2011 through	6.78% and 3.3%	0.73%[2]	$1.3 million
	November 2012			receivable[2]
2	December 2012 through	3.30%	3.92% [3]	$0.2 million
	November 2013			liability[3]
3	December 2013 through	3.3% and 5.92%	0.0%[4]	$1.8 million
	November 2014			recievable[4]
6	December 2016 through	17.37% and 0.00%	42.57% and 0.0%[5]	$0.5 million receivable
	November 2017			$1.5 million liability[5]
7	December 2017 through	0.00%	0.0%[6]	NA
November 2018
8	December 2018 through	0.00%	0.0%[7]	NA
November 2019
9	December 2019 through	0.00%	0.0%[8]	NA
November 2020
			Included on the Consolidated Balance Sheet in Other Current Assets	$2.3 million
			Included on the Consolidated Balance Sheet in Other Assets	$1.3 million
			Included on the Consolidated Balance Sheet in Other Current Liabilities	$0.2 million
			Included on the Consolidated Balance Sheet in Other Long-Term Liabilities	$1.5 million
Countervailing
1&2	April 2011 through	1.50%	0.83% / 0.99%	$0.2 million
	December 2012			receivable
3	January 2013 through December 2013	1.50%	1.38%	$0.04 million receivable
4	January 2014 through December 2014	1.50% and 0.83%	1.06%	$0.02 million receivable
5	January 2015 through December 2015	0.83% and 0.99%	Final at 0.11% and 0.85%[9]	$0.07 million receivable[9]
6	January 2016 through December 2016	0.99% and 1.38%	Final at 3.10% and 2.96%[10]	$0.04 million liability [10]
7	January 2017 through December 2017	1.38% and 1.06%	20.75%[11]	$1.7 million liability [11]
8	January 2018 through December 2018	1.06%	6.13%[12]	$0.3 million liability [12]
9	January 2019 through December 2019	0.00%, 0.85%, 2.96%	5.50% / 15.71%[13]	NA
			Included on the Consolidated Balance Sheet in Other Current Assets	$0.07 million
			Included on the Consolidated Balance Sheet in Other Assets	$0.3 million
			Included on the Consolidated Balance Sheet in Other Current Liabilities	$0.04 million
			Included on the Consolidated Balance Sheet in Other Long-Term Liabilities	$2.0 million

1	The fourth and fifth annual anti-dumping review periods have been settled and are no longer included on the chart above.

2	In the second quarter of 2018, the Court of International Trade (“CIT”) sustained the DOC’s recommendation to reduce the rate for the first annual review period to 0.73% (from 5.92%). As a result, the Company reversed its $0.8 million liability and recorded a $1.3 million receivable with a corresponding reduction of cost of sales during the year ended December 31, 2018.

3	In the second quarter of 2020, the CIT received a recommendation from the DOC to reduce the rate for the second annual review period to 3.92% (from 13.74%). The recommendation was accepted by the CIT in the fourth quarter of 2020, and the Company reversed $3.9 million of its $4.1 million liability, with a corresponding reduction of cost of sales.

4	In the third quarter of 2020, the CIT received a recommendation from the DOC to reduce the rate for the third annual review period to 0.0% from 17.37%. The recommendation was accepted by the CIT in the first quarter of 2021, and the Company reversed the entire $4.7 million liability, with a corresponding reduction of cost of sales, and recorded a $1.8 million receivable and favorable adjustment to cost of sales for deposits made at previous preliminary rates.

5	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 42.57% and 0% depending on the vendor. As a result, the Company recorded a liability of $0.8 million with a corresponding reduction of cost of sales during the year ended December 31, 2019. The Company received payments during 2019 for its vendor with a final rate of 0.0% and the remaining balance of $0.5 million as of June 30, 2021 was included in other current assets on the condensed consolidated balance sheet. The vendors with a final rate of 42.57% are under appeal and the balance of $1.5 million as of December 31, 2021 was included in other long-term liabilities on the condensed consolidated balance sheet.

6	In the first quarter of 2020, the DOC issued a final rate of 0.0% for the seventh annual review period. The final rate is currently under appeal.

7	In April 2021, the DOC issued a preliminary rate of 0.0% for the eighth annual review period. This rate was finalized at 0.0% in October 2021.

8	In the fourth quarter of 2021, the DOC issued a preliminary rate of 0.0% for the ninth annual review period.

9	In the second quarter of 2018, the DOC issued the final rates for the fifth annual review period at 0.11% and 0.85% depending on the vendor. As a result, in the second quarter of 2018, the Company recorded a receivable of $0.07 million for deposits made at previous preliminary rates, with a corresponding reduction of cost of sales.

10	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 3.1% and 2.96% depending on the vendor. As a result, the Company recorded a liability of $0.4 million with a corresponding reduction of cost of sales during the year ended December 31, 2019. The remaining balance, after payments, was approximately $40 thousand as of December 31, 2021.

11	In the fourth quarter of 2020, the DOC issued the final rate 20.75% for the seventh annual review period. As a result, the Company recorded a liability of $1.7 million with a corresponding increase to cost of sales during the year ended December 31, 2020. The Company has appealed this final rate during the first quarter of 2021.

12	In October 2021, the DOC issued the final rate of 6.13% for the eighth annual review period. As a result, in October 2021 the Company recorded a $0.3 million liability with a corresponding increase in cost of sales.

13	In the fourth quarter of 2021, the DOC issued preliminary rates of 5.5% and 15.71% for the ninth annual review period. If the preliminary rates remain at 5.5% and 15.71%, the Company will record a liability of $0.2 million in the period in which the ruling is finalized.

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

The Company recognized a charge to earnings of $28 million within selling, general and administrative expense during the fourth quarter of 2018 as its loss became probable and estimable. During the third quarter of 2020, the Company recognized an additional charge to earnings for in-store vouchers of $2 million within selling, general and administrative expense as the Company became aware that a threshold in the settlement agreement was met. The Company paid the remaining $13 million of the Gold Cash Payment in the fourth quarter of 2020. The vouchers were issued in the middle of the third quarter of 2021. As of December 31, 2021, the remaining accrual related to these matters was $14.9 million for vouchers, which has been included in the caption “Accrual for Legal Matters and Settlements” on its consolidated balance sheet. As $1.1 million of vouchers were redeemed during 2021, the Company relieved the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.4 million was recorded as a reduction in “Selling, General and administrative Expenses” (“SG&A”) on the consolidated statement of operations.

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

On September 9, 2021, Larry and Kathy Fluharty filed a purported class action lawsuit in the United States District Court for the Eastern District of Arkansas alleging substantially the same allegations as the Gold Litigation, for a class period beginning March 16, 2019 to present (the “Fluharty Litigation”). During the fourth quarter of 2021, the Company filed a motion to dismiss the complaint, or in the alternate strike the class allegations. On December 30, 2021, the court denied the motion to dismiss and noted that the arguments regarding the proposed class were premature. The Company has filed its answer to the complaint and is proceeding to defend the matter vigorously. The Company disputes the claims in the Fluharty Litigation The Company is evaluating the Fluharty Litigation and is unable to determine if a loss is reasonably possible or to estimate the amount or range of possible loss, if any.

Litigation Related to Formaldehyde-Abrasion MDLs

In 2018, the Company entered into a settlement agreement to resolve claims related to Chinese-manufactured laminate products (the “Formaldehyde-Abrasion MDL”). Under the terms of the settlement agreement, the Company funded $22 million in cash and provided $14 million in store-credit vouchers for an aggregate settlement amount of $36 million to settle claims. Cash and vouchers, which generally have a three-year life, were distributed by the administrator in the fourth quarter of 2020. The Company will monitor and evaluate the redemption of vouchers on a quarterly basis. The Company’s current expectation is that recipients bargained for this compensation as part of the settlement and therefore will redeem their voucher for product as intended.

As of December 31, 2021, the remaining accrual related to these matters was $10.7 million for vouchers, which has been included in the caption “Accrual for Legal Matters and Settlements – Current” on its consolidated balance sheet. As $3.3 million of vouchers were redeemed during 2021, the Company relieved the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $1.3 million was recorded as a reduction in “Selling, General and administrative Expenses” (“SG&A”) on the consolidated statement of income.

In addition to those purchasers who elected to opt out of the above settlement (the “Opt Outs”), there are a number of individual claims and lawsuits alleging personal injuries, breach of warranty claims or violation of state consumer protection statutes that remain pending (collectively, the “Related Laminate Matters”). Certain of these Related Laminate Matters were settled in 2019. The Company did not have any expense for these matters for the year ending December 31, 2021, or 2020. As of December 31, 2021 and 2020, the remaining accrual related to these matters was $0.1 million, which has been included in the caption “Accrual for Legal Matters and Settlements” on the consolidated balance sheet. While the Company believes that a further loss associated with the Opt Outs and Related Laminate Matters is possible, the Company is unable to reasonably estimate the amount or range of possible loss beyond what has been provided. Any such losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

During 2021, the Company reached a settlement with three of its insurance carriers related to legal fees for the MDL matter for a combined amount of $0.9 million and received payment.

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

Note 11. Canadian and U.S. Store Closure Costs

During the third quarter of 2020, the Company completed a review of its store footprint and performance. As a result of that review, the Company made the decision to close its eight Canadian stores as well as six stores in the United States. The closure of the Canadian stores reflected the fact that the Company’s performance in these stores has been challenging for a number of years and that all but one of the stores’ leases are expiring in early 2021. The Company believed investing in the Company’s other stores would provide stronger returns. The six U.S. stores were underperforming and their prospects for improvement were uncertain due to local market conditions, demographics, and/or the competitive landscape. The stores collectively represented approximately 1.5% of the Company’s annualized revenue and their absence did not have a meaningful impact on cash flow. The Company incurred expense of $3.8 million to close these stores in the second half of 2020, including an approximately $0.8 million reclassification of cumulative translation adjustments to earnings that were previously included in Other Comprehensive Loss on its consolidated balance sheet. Approximately $2.6 million of this expense related to lease and inventory write-downs, employee termination benefits and fixed asset write-offs. All fourteen stores were closed as of December 31, 2020, although certain clean-up activities were fully completed early in 2021. There were no material expenses for employee termination benefits or other store closure costs during the year ended December 31, 2021.

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

There are no remaining liabilities for employee termination benefits and accrued store closure costs as of December 31, 2021.

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

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, and designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management under the supervision of, and with the participation of the Company’s principal executive and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021 based on the specified criteria.

Our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, as shown in Item 8. “Consolidated Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2021.

Code of Ethics

We have a Code of Business Conduct and Ethics, which applies to all employees, officers and directors of LL Flooring Holdings, Inc. and its direct and indirect subsidiaries. Our Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is our principal financial officer), as well as all other employees. Our Code of Business Conduct and Ethics also meets the requirements of a code of conduct under Rule 303A.10 of the NYSE Listed Company Manual. Our Code of Business Conduct and Ethics is posted on our website at www.LLFlooring.com in the “Corporate Governance” section of our Investor Relations home page.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2021.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this annual report:

           Consolidated Financial Statements

Refer to the financial statements filed as part of this annual report in Part II, Item 8.

           Financial Statement Schedules.

The following financial statement schedule is filed as part of this annual report under Schedule II – Analysis of Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019. All other financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

           Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Item 16. Form 10-K Summary.

None.

LL Flooring Holdings, Inc.

Schedule II – Analysis of Valuation and Qualifying Accounts

For the Years Ended December 31, 2021, 2020 and 2019

(in thousands)

		Additions
	Balance	Charged to
	Beginning	Cost and			Balance End
	of Year	Expenses	Deductions (1)	Other	of Year
For the Year Ended December 31, 2019
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$6,807	$1,888	$(1,795)	$—	$6,900
Income tax valuation allowance	$26,318	$668	$—	$—	$26,986

For the Year Ended December 31, 2020
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$6,900	$3,036	$(3,199)	$—	$6,737
Income tax valuation allowance	$26,986	$—	$(21,363)	$—	$5,623

For the Year Ended December 31, 2021
Reserve deducted from assets to which it applies
Inventory reserve for loss or obsolescence	$6,737	$2,345	$(3,530)	$—	$5,552
Income tax valuation allowance	$5,623	$—	$(3,218)	$—	$2,405
1	Deductions for the inventory reserve are for the purposes for which the reserve was created. The deductions for the income tax valuation allowance is described in Item 8. Note 8.

EXHIBIT INDEX

3.01

Amended and Restated Certificate of Incorporation of LL Flooring Holdings, Inc. (filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on December 10, 2021 (File No. 001-33767), and incorporated by reference)

3.02

Amended and Restated By-Laws of LL Flooring Holdings, Inc. (effective January 1, 2022) (filed as Exhibit 3.2 to the Company’s current report on Form 8-K, filed on December 10, 2021 (File No. 001-33767), and incorporated by reference)

4.01

Form of Certificate of Common Stock of Lumber Liquidators Holdings, Inc. (filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed on January 4, 2010 (File No. 001-33767), and incorporated by reference)

4.02		Description of Capital Stock (filed as Exhibit 4.02 to the Company’s annual report on Form 10-K, filed on February 25, 2020 (File No. 001-33767), and incorporated by reference)
10.1	*	Lumber Liquidators Holdings, Inc. Amended and Restated 2011 Equity Compensation Plan (filed as Form 8-K, filed May 23, 2019 (File No. 001-33767), and incorporated by reference)
10.2	*

Lumber Liquidators Holdings, Inc. Amended and Restated 2011 Equity Compensation Plan (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed May 25, 2016 (File No. 001-33767), and incorporated by reference)

10.3	*

Lumber Liquidators 2007 Equity Compensation Plan (filed as Exhibit 10.1 to the Company’s Post –effective Amendment No. 1 to its Registration Statement on Form S-8, filed January 4, 2010 (File No. 333-147247), and incorporated by reference)

10.4	*	Form of Option Award Agreement, effective May 6, 2011 (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed May 6, 2011 (File No. 001-33767), and incorporated by reference)
10.5

Fourth Amended and Restated Credit Agreement, dated as of March 29, 2019, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators, Inc. and Lumber Liquidators Services, LLC (collectively, the “Borrowers”), Bank of America, N.A. as administrative agent and collateral agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as lenders (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed March 29, 2019 (File No. 001-33767), and incorporated by reference)

10.6

First Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 17, 2020, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators, Inc. and Lumber Liquidators Services, LLC (collectively, the “Borrowers”), Bank of America, N.A. as administrative agent and collateral agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on April 20, 2020 (File No. 001- 33767) and incorporated by reference)

10.7

Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 30, 2021, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators, Inc. and Lumber Liquidators Services, LLC (collectively, the “Borrowers”), Bank of America, N.A. as administrative agent and collateral agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed on May 5, 2021 (File No. 001- 33767) and incorporated by reference)

10.8	*	Amended and Restated Annual Bonus Plan (filed as Exhibit 10.17 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)
10.9	*

Form of Option Award Agreement, effective January 24, 2013 (filed as Exhibit 10.18 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)

10.10	*

Form of Restricted Stock Agreement, effective January 24, 2013 (filed as Exhibit 10.19 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)

10.11	*

Form of Option Award Agreement (Employee), effective November 23, 2015 (filed as Exhibit 10.22 to the Company’s annual report on Form 10-K, filed on February 29, 2016 (File No. 001-33767), and incorporated by reference)

10.12	*

Form of Option Award Agreement (Employee), effective August 1, 2016 (filed as Exhibit 10.24 to the Company’s annual report on Form 10-K, filed on February 21, 2017 (File No. 001-33767), and incorporated by reference)

10.13	*

Form of Restricted Stock Agreement (Director), effective May 24, 2017 (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed on August 1, 2017 (File No. 001-33767), and incorporated by reference)

10.14	*

Form of Restricted Award Agreement (Director), effective February 7, 2018 (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q, filed on May 1, 2018 (File No. 001-33767), and incorporated by reference)

10.15	*

Form of Restricted Award Agreement (Director), effective May 22, 2019 (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q, filed on August 7, 2019, 2018 (File No. 001-33767), and incorporated by reference)

10.16	*

Form of Performance-Based Stock Unit Award Agreement, effective February 24, 2021 (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q, filed on May 5, 2021 (File No. 001- 33767) and incorporated by reference)

10.17

Plea Agreement between Lumber Liquidators, Inc. and the Department of Justice (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed October 7, 2015 (File No. 001-33767) and incorporated by reference)

10.18

Stipulation for Settlement and Joint Motion for Entry of Consent Order of Forfeiture between Lumber Liquidators, Inc. and the Department of Justice (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed October 7, 2015 (File No. 001-33767) and incorporated by reference)

10.19

Class Action Settlement Agreement in Formaldehyde MDL and Durability MDL dated March 15, 2018 by and between Plaintiffs in the Formaldehyde MDL and the Durability MDL and Lumber Liquidators, Inc. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed on May 1, 2018 (File No. 001-33767), and incorporated by reference)

10.20

Deferred Prosecution Agreement, dated March 12, 2019, by and between Lumber Liquidators Holdings, Inc., the United States Attorney’s Office for the Eastern District of Virginia and the United States Department of Justice, Criminal Division, Fraud Section. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed March 12, 2019 (File No. 001-33767) and incorporated by reference)

10.21

Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order, dated March 12, 2019, between the United States Securities and Exchange Commission and Lumber Liquidators, Holdings, Inc. (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed March 12, 2019 (File No. 001-33767) and incorporated by reference)

10.22

Class Action Settlement in the Kramer Litigation dated September 9, 2019 by and between the Plaintiffs in the Kramer Litigation and Lumber Liquidators, Inc. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed November 6, 2019 (File No. 001-33767) and incorporated by reference)

10.23

Agreement of Compromise and Settlement in the Gold Litigation dated September 30, 2019 by and between the Plaintiffs in the Gold Litigation and Lumber Liquidators, Inc. (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q, filed November 6, 2019 (File No. 001-33767) and incorporated by reference)

10.24	*

Offer Letter Agreement with Timothy J. Mulvaney, dated March 22, 2017 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed May 26, 2017 (File No. 001-33767) and incorporated by reference)

10.25

Office Deed of Lease Agreement dated October 19, 2018, by and between LM Retail, LLC and Lumber Liquidators Services, LLC (filed as Exhibit 10.35 to the Company’s annual report on Form 10-K, filed on March 18, 2019 (file No. 001-33767) and incorporated by reference)

10.26	*

Offer Letter Agreement with Jennifer Bohaty, dated March 30, 2018 (filed as Exhibit 10.36 to Company’s annual report on Form 10-K, filed on March 18, 2019 (file No. 001-33767) and incorporated by reference)

10.27	*

Offer Letter Agreement with Charles E. Tyson, dated May 17, 2018 (filed as Exhibit 10.37 to Company’s annual report on Form 10-K, filed on March 18, 2019 (file No. 001-33767) and incorporated by reference)

10.28	*

Severance Agreement, dated as of March 15, 2019, between the Company and Timothy J. Mulvaney (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on March 18,2019 (file No. 001-33767) and incorporated by reference)

10.29	*

Offer Letter Agreement with Nancy A. Walsh, dated August 9, 2019 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on August 19, 2019 (file No. 001-33767) and incorporated by reference)

10.30	*

Severance Agreement, effective as of July 26, 2018 between the Company and Christopher Thomsen (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed on March 2, 2021 (file No. 001-33767) and incorporated by reference)

10.31	*

Offer Letter Agreement with Matthew Argano, dated March 28, 2020 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed on March 2, 2021 (file No. 001-33767) and incorporated by reference)

10.32	*	Offer Letter Agreement with Alice Givens, dated August 7, 2020 (filed herewith)
10.33	*	Form of Severance Agreement for CEO (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on December 10, 2021 (File No. 001-33767), and incorporated by reference)
10.34	*

Form of Severance Agreement for Executive Officers (other than CEO) (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed on December 10, 2021 (File No. 001-33767), and incorporated by reference)

21.1		Subsidiaries of LL Flooring Holdings, Inc.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1		Certification of Principal Executive Officer of LL Flooring Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer of LL Flooring Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Principal Executive Officer and Principal Financial Officer of LL Flooring Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley act of 2002
101

The following financial statements from the Company’s Form 10-K for the year ended December 31, 2021, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)
*		Indicates a management contract or compensation plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2022.

LL FLOORING HOLDINGS, INC.
(Registrant)

By:	/s/ Charles E. Tyson
Charles E. Tyson
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2022.

Signature	Title

/s/ Charles E. Tyson	Chief Executive Officer
Charles E. Tyson	(Principal Executive Officer)

/s/ Nancy A. Walsh	Chief Financial Officer
Nancy A. Walsh	(Principal Financial Officer)

/s/ Timothy J. Mulvaney	Chief Accounting Officer
Timothy J. Mulvaney	(Principal Accounting Officer)

/s/ Nancy M. Taylor	Chairperson of the Board
Nancy M. Taylor
/s/ Terri F. Graham	Director
Terri F. Graham

/s/ David A. Levin	Director
David A. Levin

/s/ Douglas T. Moore	Director
Douglas T. Moore

/s/ Joseph M. Nowicki, Jr.	Director
Joseph M. Nowicki, Jr.

/s/ Ashish Parmar	Director
Ashish Parmar

/s/ Famous P. Rhodes	Director
Famous P. Rhodes

/s/ Martin F. Roper	Director
Martin F. Roper