Form 10-Q
period 2022-03-31
LL Flooring Holdings, Inc.
filed 2022-05-04
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 29, 2022, there are 29,778,711 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LL FLOORING HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2022

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

LL Flooring Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31,	December 31,
	2022	2021
Assets
Current Assets:
Cash and Cash Equivalents	$56,071	$85,189
Merchandise Inventories	318,574	254,385
Prepaid Expenses	10,549	9,160
Other Current Assets	12,793	11,094
Total Current Assets	397,987	359,828
Property and Equipment, net	99,365	96,926
Operating Lease Right-of-Use Assets	125,747	119,510
Goodwill	9,693	9,693
Net Deferred Tax Assets	11,179	11,336
Other Assets	6,659	8,599
Total Assets	$650,630	$605,892

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$91,109	$63,464
Customer Deposits and Store Credits	69,314	67,063
Accrued Compensation	7,605	10,128
Sales and Income Tax Liabilities	5,070	4,297
Accrual for Legal Matters and Settlements	32,527	33,611
Operating Lease Liabilities - Current	33,730	33,060
Other Current Liabilities	26,404	20,717
Total Current Liabilities	265,759	232,340
Other Long-Term Liabilities	5,714	4,268
Operating Lease Liabilities - Long-Term	102,654	97,163
Credit Agreement	—	—
Total Liabilities	374,127	333,771

Commitments and Contingencies

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 30,702 and 30,536 shares issued and 29,228 and 29,113 shares outstanding, respectively)	31	31
Treasury Stock, at cost (1,474 and 1,423 shares, respectively)	(146,147)	(145,337)
Additional Capital	228,959	227,804
Retained Earnings	193,660	189,623
Total Stockholders’ Equity	276,503	272,121
Total Liabilities and Stockholders’ Equity	$650,630	$605,892

See accompanying notes to condensed consolidated financial statements

LL Flooring Holdings, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021

Net Sales
Net Merchandise Sales	244,271	250,043
Net Services Sales	34,761	33,407
Total Net Sales	$279,032	$283,450
Cost of Sales
Cost of Merchandise Sold	147,419	142,010
Cost of Services Sold	27,534	25,848
Total Cost of Sales	174,953	167,858
Gross Profit	104,079	115,592
Selling, General and Administrative Expenses	99,025	102,487
Operating Income	5,054	13,105
Other Income	(15)	(769)
Income Before Income Taxes	5,069	13,874
Income Tax Expense	1,032	3,252
Net Income and Comprehensive Income	$4,037	$10,622

Net Income per Common Share—Basic	$0.14	$0.37
Net Income per Common Share—Diluted	$0.14	$0.36

Weighted Average Common Shares Outstanding:
Basic	29,145	28,943
Diluted	29,417	29,547

See accompanying notes to condensed consolidated financial statements

LL Flooring Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

							Total
	Common Stock		Treasury Stock		Additional	Retained	Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	Equity

December 31, 2020	28,911	$30	1,318	$(142,977)	$222,628	$147,925	$227,606
Stock-Based Compensation Expense	—	—	—	—	1,230	—	1,230
Exercise of Stock Options	3	—	—	—	41	—	41
Release of Restricted Shares	111	—	—	—	—	—	—
Common Stock Repurchased	—	—	55	(1,375)	—	—	(1,375)
Net Income	—	—	—	—	—	10,622	10,622
March 31, 2021	29,025	$30	1,373	$(144,352)	$223,899	$158,547	$238,124

December 31, 2021	29,113	$31	1,423	$(145,337)	$227,804	$189,623	$272,121
Stock-Based Compensation Expense	—	—	—	—	873	—	873
Exercise of Stock Options	20	—	—	—	282	—	282
Release of Restricted Shares	95	—	—	—	—	—	—
Common Stock Repurchased	—	—	51	(810)	—	—	(810)
Net Income	—	—	—	—	—	4,037	4,037
March 31, 2022	29,228	$31	1,474	$(146,147)	$228,959	$193,660	$276,503

See accompanying notes to condensed consolidated financial statements

LL Flooring Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net Income	$4,037	$10,622
Adjustments to Reconcile Net Income:
Depreciation and Amortization	4,492	4,664
Deferred Income Taxes Provision	157	27
Income on Vouchers Redeemed for Legal Settlements	(423)	(503)
Stock-Based Compensation Expense	873	1,230
Provision for Inventory Obsolescence Reserves	(110)	26
Gain on Disposal of Fixed Assets	(9)	(30)
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(64,793)	18,002
Accounts Payable	26,037	6,042
Customer Deposits and Store Credits	2,251	6,822
Accrued Compensation	(2,523)	(6,759)
Tariff Recovery Receivable	-	3,008
Prepaid Expenses and Other Current Assets	(2,448)	1,301
Accrual for Legal Matters and Settlements	53	7,698
Other Assets and Liabilities	9,005	(7,655)
Net Cash (Used in) Provided by Operating Activities	(23,401)	44,495

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(5,250)	(4,296)
Proceeds from Disposal of Fixed Assets	61	58
Net Cash Used in Investing Activities	(5,189)	(4,238)

Cash Flows from Financing Activities:
Common Stock Repurchased	(810)	(1,375)
Other Financing Activities	282	41
Net Cash Used in Financing Activities	(528)	(1,334)
Net (Decrease) Increase in Cash and Cash Equivalents	(29,118)	38,923
Cash and Cash Equivalents, Beginning of Year	85,189	169,941
Cash and Cash Equivalents, End of Year	$56,071	$208,864

Supplemental disclosure of non-cash operating and financing activities:
Relief of Inventory for Vouchers Redeemed for Legal Settlements	$714	$977
Tenant Improvement Allowance for Leases	(665)	(585)

See accompanying notes to condensed consolidated financial statements

LL Flooring Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except per share amounts)

Note 1.       Basis of Presentation

LL Flooring Holdings, Inc., formerly Lumber Liquidators Holdings, Inc., and its direct and indirect subsidiaries (collectively and, where applicable, individually, “LL Flooring” or the “Company”) engage in business as a multi-channel specialty retailer of hard-surface flooring, and hard-surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment direct to the consumer including waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, porcelain tile, and cork, with a wide range of flooring enhancements and accessories to complement. The Company also provides in-home delivery and installation services to its customers. The Company primarily sells to homeowners or to Pros on behalf of homeowners through a network of store locations in metropolitan areas. At March 31, 2022, the Company’s 431 stores spanned 47 states in the United States (“U.S.”). In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its customer contact center in Richmond, Virginia, and its digital platform, LLFlooring.com.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2021.

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

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or net realizable value. The method by which amounts are removed from inventory is weighted average cost. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form. The Company relies on a select group of international and domestic suppliers to provide imported flooring products that meet the Company’s specifications. Both international and domestic inventory is subject to increased cost as a result of inflation. The Company is subject to risks associated with obtaining products from abroad, including disruptions or delays in production, shipments, supply chain, delivery or processing, including due to the COVID-19 pandemic.

Included in merchandise inventories are tariff-related costs, including Section 301 tariffs on certain products imported from China in recent years. The Company has deployed pricing, promotion, and alternative country sourcing strategies to mitigate tariff-related costs and improve gross margin. The Company continues to monitor the market to inform its pricing and promotional strategies.

Recognition of Net Sales

The Company generates revenues primarily by retailing merchandise in the form of hard-surface and porcelain flooring and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Merchandise and services sales occur through the Company’s network of 431 stores across the U.S., a customer contact center, and its digital platform, LLFlooring.com. The Company’s agreements with its customers are of short duration (less than a year) and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

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

The following table shows the activity in this account for the periods noted:

	Three Months Ended March 31,
	2022	2021
Customer Deposits and Store Credits, Beginning Balance	$(67,063)	$(61,389)
New Deposits	(300,970)	(310,459)
Recognition of Revenue	279,032	283,450
Sales Tax included in Customer Deposits	17,155	17,541
Other	2,532	2,646
Customer Deposits and Store Credits, Ending Balance	$(69,314)	$(68,211)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 90 days, subject to the discretion of the store manager. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels, and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company reduces revenue by the amount of expected returns and records it within “Other Current Liabilities” on the condensed consolidated balance sheet. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the “Other Current Assets” caption of the accompanying condensed consolidated balance sheet. This amount was $1.4 million at March 31, 2022. The Company recognizes sales commissions as incurred since the amortization period is less than one year.

In total, the Company offers hundreds of different flooring products; however, no single flooring product represented a significant portion of its sales mix. By major product category, the Company’s sales mix was as follows:

	Three Months Ended March 31,
	2022		2021
Manufactured Products [1]	$134,639	48%	$132,093	46%
Solid and Engineered Hardwood	69,035	25%	76,195	27%
Moldings and Accessories and Other	40,597	15%	41,755	15%
Installation and Delivery Services	34,761	12%	33,407	12%
Total	$279,032	100%	$283,450	100%

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

The Company offers a range of limited warranties for the durability of the finish on its prefinished products to its services provided. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. Warranty costs are recorded in cost of sales. The related reserve of $0.9 million at March 31, 2022, was recorded in “Other Current Liabilities” on the accompanying condensed consolidated balance sheet. The Company seeks recovery from its vendors and third-party independent contractors of installation services for certain amounts paid.

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

Note 3.       Stockholders’ Equity

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended
	March 31,
	2022	2021
Net Income	$4,037	$10,622
Weighted Average Common Shares Outstanding—Basic	29,145	28,943
Effect of Dilutive Securities:
Common Stock Equivalents	272	604
Weighted Average Common Shares Outstanding—Diluted	29,417	29,547
Net Income per Common Share—Basic	$0.14	$0.37
Net Income per Common Share—Diluted	$0.14	$0.36

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2022	2021
Stock Options	373	111
Restricted Shares	239	109

Stock Repurchase Program

In February of 2022, the Company’s board of directors raised its authorization for the repurchase of up to $50 million of the Company’s common stock. The Company did not purchase any shares under this authorization during the three months ended March 31, 2022.

Note 4.       Stock-based Compensation

The following table summarizes share activity related to employee stock options and restricted stock awards (“RSAs”):

		Restricted Stock
	Stock Options	Awards
Options Outstanding/Nonvested RSAs, December 31, 2021	625	631
Granted	169	393
Options Exercised/RSAs Released	(20)	(147)
Forfeited	(25)	(29)
Options Outstanding/Nonvested RSAs, March 31, 2022	749	848

The Company granted a target of 94,621 performance-based RSAs with a grant date fair value of $1.5 million during the three months ended March 31, 2022 and a target of 47,768 performance-based RSAs with a grant date fair value of $1.1 million during the three months ended March 31, 2021. The performance-based RSAs in both years were awarded to certain members of senior management in connection with the achievement of specific key financial metrics that will be measured over separate respective three-year periods and which will vest at the end of each respective three-year period if the respective performance conditions are met. In addition, the number of 2020 performance-based awards that will ultimately vest is also contingent upon the results of a relative total shareholder return multiple by the end of year three. The Company assesses the probability of achieving these metrics on a quarterly basis. For these awards, the Company recognizes the fair value expense ratably over the performance and vesting period. These awards are included above in RSAs Granted.

Under the Company’s equity incentive plan, the Company’s non-employee directors are compensated with an annual RSA grant. The amount of outstanding nonvested RSAs granted to non-employee directors was 18,306 shares at both March 31, 2022 and December 31, 2021. The Company also maintains the Outside Directors Deferral Plan under which each of the Company’s non-employee directors has the opportunity to elect annually to defer certain fees (which are payable in cash or in shares of Common Stock with a vesting period of at least one year) until departure from the board. A non-employee director may elect to defer up to 100% of his or her fees and have such fees invested in deferred stock units. Deferred stock units must be settled in common stock upon the director’s departure from the board. There were 202,413 and 177,448 deferred stock units outstanding at March 31, 2022 and December 31, 2021, respectively.

Note 5.      Credit Agreement

The Company has a credit agreement (the “Credit Agreement”) with Bank of America, N.A. and Wells Fargo Bank, N.A. (the “Lenders”). On April 30, 2021, the Company entered into a Second Amendment to the Credit Agreement (the “Second Amendment”) with the Lenders. The execution of the Second Amendment, among other things, terminated the FILO Term Loans and converted those commitments to the Revolving Credit Facility. The total size of the Credit Agreement remained at $200 million, and the Company has an option to increase the Revolving Credit Facility to a maximum total amount of $250 million. The maturity date of the Credit Agreement was extended to April 30, 2026.

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

The Second Amendment decreased the margin for LIBOR Rate Loans (as defined in the Second Amendment) to a range of 1.25% to 1.75% over the applicable LIBOR Rate with respect to revolving loans (as defined in the Second Amendment) depending on the Company’s average daily excess borrowing availability, a decrease of 1.25% from rates prior to the Second Amendment. As previously stated, the FILO Term Loans were terminated by this Second Amendment. The amendment decreased the LIBOR Rate Floor from 1.00% to 0.25%. The Second Amendment also decreased the unused commitment fee of 0.50% per annum to 0.25% per annum on the average daily unused amount of the Revolving Credit Facility during the most recently completed calendar quarter. As of March 31, 2022, had the Company borrowed, the Revolving Credit Facility would have carried an interest rate subject to the terms stated directly above.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective only when specified availability under the Revolving Credit Facility falls below the greater of $17.5 million or 10% of the Combined Loan Cap (as defined in the Credit Agreement).

Except as set forth in the Second Amendment, all other terms and conditions of the Credit Agreement remain in place.

As of March 31, 2022, there was no amount outstanding under the Revolving Credit Facility. The Company had $3.0 million in letters of credit which reduces its availability. As of March 31, 2022, there was $175.3 million of availability under the Revolving Credit Facility.

Note 6.       Taxes

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

For the three months ended March 31, 2022, the Company recognized income tax expense of $1.0 million, which represented an effective tax rate of 20.4%. For the three months ended March 31, 2021, the Company recognized income tax expense of $3.3 million, which represented an effective tax rate of 23.4%. The lower effective tax rate in the current period primarily reflects the greater impact of permanent items on the lower pre-tax ordinary income.

The Company has a valuation allowance recorded against certain of its net deferred tax assets of $2.4 million as of March 31, 2022 because the jurisdiction and nature of the assets makes realization of these deferred tax assets uncertain. The Company intends to maintain this valuation allowance on its deferred tax assets until there is sufficient evidence to support the realizability of those deferred tax assets.

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

Litigation Matter Description	December 31, 2021 Accrual for Legal Matters and Settlements - Current	Accruals	Settlement Payments	Vouchers Redeemed	March 31, 2022 Accrual for Legal Matters and Settlements - Current
MDL	$10,656	$—	$—	$(464)	$10,192	[1]
Gold	14,885	—	—	(673)	14,212	[1]
Mason	7,000	—	—	—	7,000
Other Matters	1,070	53	—	—	1,123
	$33,611	$53	$—	$(1,137)	$32,527

Litigation Matter Description	December 31, 2020 Accrual for Legal Matters and Settlements - Current	Accruals	Settlement Payments	Vouchers Redeemed	March 31, 2021 Accrual for Legal Matters and Settlements - Current
MDL	$14,000	$—	$—	$(1,479)	$12,521
Gold	16,000	—	—	—	16,000
Mason	—	7,000	—	—	7,000
Other Matters	398	698	(23)	—	1,073
	$30,398	$7,698	$(23)	$(1,479)	$36,594
1	The remaining accrual will be fulfilled by redeeming vouchers as discussed below.

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

In April 2021, the Company entered into a Memorandum of Understanding (“Mason MOU”) with counsel for the lead plaintiffs in the Mason matter. Under the terms of the Mason MOU, the Company will pay up to $7.0 million to settle the claims asserted in the Mason matter on behalf of all Mason Putative Class Employees who (i) opted-in to the collective action (“Collective Members”) and (ii) are currently or were employed in New York and did not previously file an opt-in notice to participate in the collective action (the “New York Non Opt-Ins”). The New York Non Opt-Ins will have an opportunity to file an opt-in notice to participate in the settlement. To the extent that a New York Non Opt-In does not subsequently file such a notice, then the amount apportioned to that claim shall revert to the Company. Subsequent to the end of the quarter, the court gave final approval to the settlement described above. As a result of the final approval, the Company will pay $7.0 million in the second quarter of 2022 to a court appointed administrator who will handle distribution to the plaintiffs. In addition, any checks issued to the Collective Members and the New York Non Opt-Ins which are not cashed by March 1, 2023, will revert to the Company. As of March 31, 2022, the Company had a $7.0 million liability; the Company accrued the liability during the first quarter of 2021 when the Mason MOU was signed. The Company included those amounts in “Mason” in the chart above.

Savidis Lawsuit

On April 9, 2020, LL Flooring was served with a lawsuit filed by Tanya Savidis, on behalf of herself and all others similarly situated (collectively, the “Savidis Plaintiffs”). Ms. Savidis filed a purported class action lawsuit in the Superior Court of California, County of Alameda on March 6, 2020, on behalf of all current and former LL Flooring employees employed as non-exempt employees. The complaint alleges violation of the California Labor Code including, among other items, failure to pay minimum wages and overtime wages, failure to provide meal periods, failure to permit rest breaks, failure to reimburse business expenses, failure to provide accurate wage statements, failure to pay all wages due upon separation within the required time, and engaging in unfair business practices (the “Savidis matter”). On or about May 22, 2020, the Savidis Plaintiffs provided notice to the California Department of Industrial Relations requesting they be permitted to seek penalties under the California Private Attorney General Act for the same substantive alleged violations asserted in the Complaint. The Savidis Plaintiffs seek certification of a class action covering the prior four-year period prior to the filing of the complaint to the date of class certification (the “California Employee Class”), as well as a subclass of class members who separated their employment within three years of the filing of the suit to the date of class certification (the “Waiting Time Subclass”). The Savidis Plaintiffs did not quantify any alleged damages but, in addition to attorneys’ fees and costs, seek statutory penalties, unspecified amounts for unpaid wages, benefits, and penalties, interest, and other damages.

In December 2020, the Company began contacting individuals who constitute the Savidis Plaintiffs and offered individual settlements in satisfaction of their claims. In April 2021, the Company entered into a Memorandum of Understanding (“Savidis MOU”) with counsel for the lead plaintiffs in the Savidis matter. Under the terms of the Savidis MOU, the Company will pay $0.9 million reduced by a credit of $0.1 million for amounts already paid to the individuals who accepted the Company’s prior settlement offer. The Company accrued an additional $675 thousand related to this matter in the first quarter 2021. In October 2021, notices were mailed to class members advising them of the settlement. Class members who do not exclude themselves from the settlement and who did not receive an individual settlement payment will automatically receive a payment. In January 2022, the Court provided final approval of the settlement and the Company anticipates that the Settlement Administrator will mail checks to the class members who did not opt out of participating in the settlement in the second quarter of 2022.

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

Antidumping and Countervailing Duties Investigation

The Company is subject to antidumping (“AD”) and countervailing duties (“CVD”) for its certain imports of multilayered wood flooring from China. The Company’s multilayered wood flooring imports from China accounted for approximately 3% of its flooring purchases in 2021.

At the time of import, the Company makes deposits at the then prevailing rate. This rate is subsequently reviewed to establish the final rate. When rates are declared final by the United States Department of Commerce (“DOC”), the Company accrues a receivable or payable depending on where that final rate compares to the deposits it has made. The Company and/or the domestic manufacturers can appeal the final rate for any period. Because of the length of time for finalization of rates as well as appeals, any subsequent adjustment of AD and CVD rates typically flows through a period different from those in which the inventory was originally purchased and/or sold.

Results by period for the Company are shown below. The column labeled “March 31, 2022 Receivable/Liability Balance” represents the amount the Company would receive or pay (net of any collections or payments) as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. It does not include any initial amounts paid for AD or CVD in the current period at the in-effect rate at that time.

The Company recorded net interest income related to antidumping of $0.07 million for the three months ended March 31, 2022 compared to net interest income of $1.8 million for the three months ended March 31, 2021. The amounts for both years are included in “Other Expense” on the condensed consolidated statements of income. The estimated associated interest payable and receivable for each period is not included in the table below but is included in the same financial statement line item on the Company’s condensed consolidated balance sheet as the associated liability and receivable balance for each period.

Review Period[1]	Period Covered	Rates at which Company Deposited	Final Rate	March 31, 2022 Receivable/Liability Balance
Antidumping
1	May 2011 through November 2012	6.78% and 3.3%	0.0%[2]	$1.5 million receivable[2]
2	December 2012 through November 2013	3.30%	3.92% [3]	$0.2 million liability[3]
3	December 2013 through November 2014	3.3% and 5.92%	0.0%[4]	$1.8 million receivable[4]
6	December 2016 through November 2017	17.37% and 0.00%	42.57% and 0.0%[5]	$0.5 million receivable $1.5 million liability[5]
7	December 2017 through November 2018	0.00%	0.0%[6]	NA
8	December 2018 through November 2019	0.00%	0.0%[7]	NA
9	December 2019 through November 2020	0.00%	0.0%[8]	NA
			Included on the Consolidated Balance Sheet in Other Current Assets	$3.8 million
			Included on the Consolidated Balance Sheet in Other Current Liabilities	$0.2 million
			Included on the Consolidated Balance Sheet in Other Long-Term Liabilities	$1.5 million
Countervailing
1&2	April 2011 through December 2012	1.50%	0.83% / 0.99%	$0.2 million receivable
3	January 2013 through December 2013	1.50%	1.38%	$0.04 million receivable
4	January 2014 through December 2014	1.50% and 0.83%	1.06%	$0.02 million receivable
5	January 2015 through December 2015	0.83% and 0.99%	Final at 0.11% and 0.85%[9]	$0.07 million receivable[9]
6	January 2016 through December 2016	0.99% and 1.38%	Final at 3.10% and 2.96%[10]	$0.04 million liability [10]
7	January 2017 through December 2017	1.38% and 1.06%	20.75%[11]	$1.7 million liability [11]
8	January 2018 through December 2018	1.06%	6.13%[12]	$0.3 million liability [12]
9	January 2019 through December 2019	0.00%, 0.85%, 2.96%	5.50% / 15.71%[13]	NA
			Included on the Consolidated Balance Sheet in Other Current Assets	$0.07 million
			Included on the Consolidated Balance Sheet in Other Assets	$0.3 million
			Included on the Consolidated Balance Sheet in Other Current Liabilities	$0.04 million
			Included on the Consolidated Balance Sheet in Other Long-Term Liabilities	$2.0 million
1	The fourth and fifth annual anti-dumping review periods have been settled and are no longer included on the chart above.

2	In the first quarter of 2022, pursuant to CIT order on appeal the DOC recalculated the final rates for the first annual review period at 0.0%. As a result, the Company recorded an additional $0.2 million receivable with a corresponding reduction of cost of sales during the first quarter of 2022.

3	In the second quarter of 2020, on appeal the DOC offered to reduce the rate for the second annual review period to 3.92% from 13.74%. The reduced rate was accepted by the CIT in the fourth quarter of 2020, and the Company reversed $3.9 million of its $4.1 million liability, with a corresponding reduction of cost of sales.

4	In the third quarter of 2020, on appeal the DOC offered to reduce the rate for the third annual review period to 0.0% from 17.37%. The reduced rate was accepted by the CIT in the first quarter of 2021, and the Company reversed the entire $4.7 million liability, with a corresponding reduction of cost of sales, and recorded a $1.8 million receivable and favorable adjustment to cost of sales for deposits made at previous preliminary rates.

5	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 42.57% and 0% depending on the vendor. As a result, the Company recorded a liability of $0.8 million with a corresponding reduction of cost of sales during the year ended December 31, 2019. The Company received payments during 2019 for its vendor with a final rate of 0.0% and the remaining balance of $0.5 million as of June 30, 2021 was included in other current assets on the condensed consolidated balance sheet. The vendors with a final rate of 42.57% are under appeal and the balance of $1.5 million as of March 31, 2022 was included in other long-term liabilities on the condensed consolidated balance sheet.

6	In the first quarter of 2020, the DOC issued a preliminary rate of 0.0% for the seventh annual review period. The final rate is currently under appeal.

7	In April 2021, the DOC issued a preliminary rate of 0.0% for the eighth annual review period. The DOC issued a final of 0.0% in October 2021. The final rate is currently under appeal.

8	In the fourth quarter of 2021, the DOC issued a preliminary rate of 0.0% for the ninth annual review period.

9	In the second quarter of 2018, the DOC issued the final rates for the fifth annual review period at 0.11% and 0.85% depending on the vendor. As a result, in the second quarter of 2018, the Company recorded a receivable of $0.07 million for deposits made at previous preliminary rates, with a corresponding reduction of cost of sales.

10	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 3.1% and 2.96% depending on the vendor. As a result, the Company recorded a liability of $0.4 million with a corresponding reduction of cost of sales during the year ended December 31, 2019. As of March 31, 2022, the remaining liability balance was approximately $40 thousand.

11	In the fourth quarter of 2020, the DOC issued the final rate 20.75% for the seventh annual review period. As a result, the Company recorded a liability of $1.7 million with a corresponding increase to cost of sales during the year ended December 31, 2020. The Company appealed this final rate during the first quarter of 2021.

12	In October 2021, the DOC issued the final rate of 6.13% for the eighth annual review period. As a result, in October 2021 the Company recorded a $0.3 million liability with a corresponding increase in cost of sales. The Company appealed this final rate during the first quarter of 2022.

13	In the fourth quarter of 2021, the DOC issued preliminary rates of 5.5% and 15.71% for the ninth annual review period. If the preliminary rates remain at 5.5% and 15.71%, the Company will record a liability of $0.2 million in the period in which the ruling is finalized.

Litigation Relating to Bamboo Flooring

In 2019, the Company finalized a settlement agreement to resolve claims related to Morning Star bamboo flooring (the “Gold Litigation”). Under the terms of the settlement agreement, the Company contributed $14 million in cash (the “Gold Cash Payment”) and provided $16 million in store-credit vouchers, for an aggregate settlement of up to $30 million. Cash and vouchers, which generally have a three-year life, were distributed by the administrator in 2021. The Company will monitor and evaluate the redemption of vouchers on a quarterly basis. The Company’s current expectation is that recipients bargained for this compensation as part of the settlement and therefore will redeem their voucher for product as intended.

As of March 31, 2022, the remaining accrual related to these matters was $14.2 million for vouchers. As $0.7 million of vouchers were redeemed during the first three months of 2022, the Company relieved the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.2 million was recorded as a reduction in “Selling, General and Administrative Expenses” (“SG&A”) on the condensed consolidated statement of operations. The Company included those amounts in “Gold” in the chart above.

On September 9, 2021, Larry and Kathy Fluharty filed a purported class action lawsuit in the United States District Court for the Eastern District of Arkansas alleging substantially the same allegations as the Gold Litigation, for a class period beginning March 16, 2019 to present (the “Fluharty Litigation”). Subsequent to the end of the quarter, the Company reached a settlement of the Fluharty Litigation. The amount of the settlement is not material to the Company’s results of operations for the quarter.

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

As of March 31, 2022, the remaining accrual related to these matters was $10.2 million for vouchers. As $0.5 million of vouchers were redeemed during the first three months of 2022, the Company relieved the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.2 million was recorded as a reduction in “Selling, General and Administrative Expenses” (“SG&A”) on the condensed consolidated statement of operations. The Company included those amounts in “MDL” in the chart above.

Canadian Litigation

On or about April 1, 2015, Sarah Steele (“Steele”) filed a purported class action lawsuit in the Ontario, Canada Superior Court of Justice against the Company. In the complaint, Steele’s allegations include strict liability, breach of implied warranty of fitness for a particular purpose, breach of implied warranty of merchantability, fraud by concealment, civil negligence, negligent misrepresentation and breach of implied covenant of good faith and fair dealing relating to the Company’s Chinese-manufactured laminate flooring products. Steele did not quantify any alleged damages in her complaint, but seeks compensatory damages, punitive, exemplary and aggravated damages, statutory remedies, attorneys’ fees and costs. On March 23, 2022 the Steele matter was dismissed for delay.

Section 301 Tariffs

Since September 2018, pursuant to Section 301 of the Trade Act of 1974, the United States Trade Representative (“USTR”) has imposed tariffs on certain goods imported from China over four tranches (“Lists”). Products imported by the Company fall within Lists 3 and 4 for which tariffs range from 10% to 25%. On September 10, 2020 several importers of vinyl flooring filed a lawsuit with the CIT challenging the Section 301 tariffs under Lists 3 and 4. The Company has also filed a companion case at the CIT challenging Section 301 tariffs it has paid. On April 1, 2022 the CIT remanded the matter back to the USTR to reconsider its decisions in light of the ruling and to reply to the CIT by June 30, 2022. The Company is unable to predict the timing or outcome of the ruling by the USTR and/or CIT. If these appeals are successful, the Company should qualify for refunds on these Section 301 tariffs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact on us of any of the following:

●	a sustained period of inflation impacting product cost and consumer spending;
●	transportation availability and costs;
●	inability to hire and/or retain employees;
●	obtaining products from abroad, including the effects of the COVID-19 pandemic and tariffs, delays in shipping, as well as the effects of antidumping and countervailing duties;
●	having sufficient inventory for consumer demand;
●	reduced consumer spending due to last year’s significant government stimulus;
●	inability to staff stores due to the COVID-19 pandemic;
●	the impact of the war in Ukraine on the Company’s European suppliers and transportation costs;
●	the outcomes of legal proceedings, and the related impact on liquidity;
●	reputational harm;
●	obligations under various settlement agreements and other compliance matters;
●	disruptions due to cybersecurity threats, including any impacts from a network security incident;
●	inability to open new stores, find suitable locations for new stores, and fund other capital expenditures;
●	inability to execute on our key initiatives or such key initiatives do not yield desired results;
●	managing growth;
●	damage to our assets;
●	disruption to our ability to distribute our products, including due to severe weather;
●	operating an office in China;
●	managing third-party installers and product delivery companies;
●	renewing store, warehouse, or other corporate leases;
●	having sufficient suppliers;
●	our, and our suppliers’, compliance with complex and evolving rules, regulations, and laws at the federal, state, and local level;
●	product liability claims, marketing substantiation claims, wage and hour claims, employment classification claims and other labor and employment claims;
●	availability of suitable hardwood, including due to disruptions from the impacts of severe weather;
●	sufficient insurance coverage, including cybersecurity insurance;
●	access to and costs of capital;
●	the handling of confidential customer information, including the impacts from the California Consumer Privacy Act and other applicable data privacy laws and regulations;
●	management information systems disruptions;
●	alternative e-commerce offerings;
●	our advertising and overall marketing strategy, including anticipating consumer trends;
●	competition;
●	impact of changes in accounting and regulatory guidance, including implementation guidelines and interpretations related to Environmental, Social, and Governance (“ESG”) matters;
●	internal controls;
●	stock price volatility; and

●	anti-takeover provisions.

Information regarding risks and uncertainties is contained in the Company’s reports filed with the SEC, including the Item 1A, “Risk Factors,” section of this quarterly report and the Form 10-K for the year ended December 31, 2021.

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2021.

Overview

LL Flooring is one of the leading specialty retailers of hard-surface flooring in the U.S. with 431 stores as of March 31, 2022. Our Company seeks to offer the best customer experience online and in stores, with more than 500 varieties of hard-surface floors featuring a range of quality styles and on-trend designs. Our online tools also help empower customers to find the right solution for the space they’ve envisioned. Our extensive selection includes waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, porcelain tile, and cork, with a wide range of flooring enhancements and accessories to complement. Our stores are staffed with flooring experts who provide advice, Pro partnership services and installation options for all of our products, the majority of which is in stock and ready for delivery. Our vision is to be customers’ first choice in hard-surface flooring by providing the best experience, from start to finish. We offer a wide selection of high-quality, locally stocked products and the accessible flooring expertise and service of a local store, with the scale, omni-channel convenience and value of a national chain. We plan to leverage this advantage to differentiate ourselves in the highly fragmented flooring market.

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

First Quarter Financial Highlights

●	Net sales of $279.0 million decreased 1.6% compared to the same period last year, as record growth in sales to Pro customers and a 4.1% increase in net services sales partially offset a decrease in homeowner sales.
●	Total comparable store sales decreased 3.6% versus the same period last year. The decrease in comparable store sales primarily reflected the same drivers as the change in net sales.
●	Gross margin of 37.3% decreased 350 basis points as a percentage of sales compared to the same period last year, Adjusted Gross Margin (a non-GAAP measure) of 37.2% decreased 130 basis points compared to the same period last year, primarily reflecting significantly higher transportation and material costs (collectively up more than 1,000 basis points) that the Company was able to largely mitigate by pricing, promotion and alternative country/vendor sourcing strategies.
●	SG&A expense as a percentage of sales of 35.5% decreased 70 basis points compared to the first quarter of last year. Adjusted SG&A (a non-GAAP measure) as a percentage of sales of 35.5% increased 210 basis points compared to the first quarter of last year, primarily due to increased investment in growth strategies, including new stores and Pro initiatives, as well as continued investment in customer-facing and distribution center personnel.
●	Operating margin of 1.8% decreased 280 basis points compared to the first quarter of last year. Adjusted operating margin (a non-GAAP measure) of 1.7% decreased 340 basis points compared to the first quarter of last year.
●	Diluted EPS of $0.14 decreased $0.22 compared to the first quarter of last year. Adjusted Earnings per Diluted Share (a non-GAAP measure) of $0.13 decreased $0.21 compared to the first quarter of last year.
●	During the first quarter, the Company opened seven new stores, bringing total stores to 431 as of March 31, 2022.

Other Items

Liquidity and Credit Agreement

As of March 31, 2022, we had liquidity of $231 million, consisting of excess availability under our Credit Agreement of $175 million, and cash and cash equivalents of $56 million. This represents an increase in liquidity of $4 million from December 31, 2021. The Company rebuilt its inventory balance by more than $60 million during the quarter.

In February of 2022, the Company’s board of directors raised its authorization for the repurchase of up to $50 million of the Company’s common stock from the previous $14 million authorized, underscoring its confidence in its long-term net sales and profitability growth.

We believe that cash flows from operations, together with cash on hand, and the availability under our Credit Agreement will be sufficient to meet our obligations, fund our settlements, operations, share repurchases, and anticipated capital expenditures for the next 12 months. We made substantial progress in rebuilding inventory in the first quarter of 2022 including what is prepaid and in-transit. As this inventory is received into our distribution centers and stores, we will continue to work to optimize our inventory levels. We prepare our forecasted cash flow and liquidity estimates based on assumptions that we believe to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Impact of Macroeconomic Environment

We continue to navigate uncertainty in the macroeconomic environment related to inflation, consumer spending, global supply chain disruptions, COVID-19, and a challenging labor market. During the second quarter of 2020 we limited our inventory purchases as a direct result COVID-19. Supply chain disruption on replenishment kept inventory below our targeted level during 2021. As a result, we believe we could have captured more sales in 2021 and the first quarter of 2022 if our inventories had been higher. While our supply chain teams have done an excellent job this quarter to bring in new inventory and allocate it effectively across our stores, we anticipate the supply chain to continue to remain constrained, exacerbated by the war in Ukraine throughout 2022, limiting inventory availability and increasing transportation and material costs. Supply chain constraints include international container access, congestion in major ports, a shortage of domestic truckers, and increased fuel costs, as well as sporadic COVID-19 related shutdowns. We are also monitoring the impact of inflation on consumer purchasing trends as it could affect our prices, demand for our products, our sales and our profit margins.

Section 301 Tariffs

The Company’s financial statements have been impacted by Section 301 tariffs on certain products imported from China in recent years. The tariffs flow through the income statement as the product is sold. The Company has deployed strategies to mitigate tariffs and improve gross margin, primarily through adjusting its pricing and promotion strategies and alternative country sourcing. During the first quarter of 2022, the Company reduced the percent of merchandise receipts subject to Section 301 tariffs to 16% from 23% during the first quarter of 2021.

As discussed in Item 1, Note 7 to the condensed consolidated financial statements, the Company is unable to predict the timing or outcome of the ruling by the USTR and/or CIT. If these appeals are successful, the Company should qualify for refunds on these Section 301 tariffs.

Results of Operations

We believe the selected sales data, the percentage relationship between net sales and major categories in the condensed consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Improvement
	% of Net Sales		(Decline) in
	Three Months Ended March 31,		Dollar Amounts
	2022	2021	2022 VS 2021
Net Sales
Net Merchandise Sales	87.5%	88.2%	(2.3)%
Net Services Sales	12.5%	11.8%	4.1%
Total Net Sales	100.0%	100.0%	(1.6)%
Gross Profit	37.3%	40.8%	(10.0)%
Selling, General, and Administrative Expenses	35.5%	36.2%	(3.4)%
Operating Income	1.8%	4.6%	(61.4)%
Other Expense	(0.0)%	(0.3)%	(98.0)%
Income Before Income Taxes	1.8%	4.9%	(63.5)%
Income Tax Expense	0.4%	1.1%	(68.3)%
Net Income	1.4%	3.7%	(62.0)%

	Three Months Ended
	March 31,
	2022	2021
SELECTED SALES DATA
Average Sale[1]	$1,695	$1,415
Comparable Stores (Decrease) Increase[2]	(3.6)%	6.9%
Transaction Count (Decrease) Increase[3]	(23.3)%	2.5%
Average Retail Price per Unit Sold Increase[4]	10.3%	4.7%

Number of Stores Open, end of period	431	412
Number of Stores Opened in Period, net	7	2
Number of Stores Relocated in Period[5]	—	—
1	Average sale is defined as the average invoiced sales order, measured quarterly, excluding returns as well as transactions under $100 (which are generally sample orders or add-on/accessories to existing orders).
2	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.
3	Transaction count is calculated by applying the average sale to total net sales at comparable stores.
4	Average retail price per unit (square feet for flooring and other units of measures for moldings and accessories) sold is calculated on a total company basis and excludes non-merchandise revenue.
5	A relocated store remains a comparable store as long as it is relocated within the primary trade area.

Net Sales

First quarter 2022 net sales of $279.0 million decreased $4.4 million, or 1.6%, versus the first quarter of 2021. Net merchandise sales decreased 2.3%, partially offset by a 4.1% increase in net service sales (install and freight). The increase in net service sales primarily reflects the Company’s continued execution on its strategy to improve the installation and delivery consumer experience.

Average ticket increased 19.8%, reflecting a greater mix of net services sales which grew to 13% of net sales from 12% in the first quarter of 2021, as well as higher merchandise average ticket. The higher merchandise average ticket was driven by pricing and promotion strategies as well as favorable product mix, which primarily reflected a greater mix of hardwood flooring and the launch of our new Duravana performance flooring brand.

Comparable store sales for the first quarter of 2022 decreased 3.6% from the first quarter of 2021. The Company reported record sales to Pro customers and an increase in net services sales, however, it also experienced a 23.3% decrease in transaction count compared to the same period in 2021, primarily reflecting the decrease in sales to homeowners. Macroeconomic factors impacting homeowner sales transactions included inflation, a shift in consumer spending to travel and leisure this year compared to stimulus and nesting spending in the first quarter of 2021, continued supply chain constraints, and significant store closures due to a COVID-19 variant.

During the first quarter of 2022, the Company opened seven new stores bringing the total store count to 431 as of March 31, 2022.

Gross Profit

Gross profit decreased 10.0% in the first quarter of 2022 to $104.1 million from $115.6 million in the comparable period in 2021 and gross margin decreased 350 basis points to 37.3% in the first quarter of 2022 from 40.8% in the first quarter of 2021. For the first quarter of 2022, the Company reported a favorable $0.2 million impact from anti-dumping duty rate changes, compared to income of $6.6 million in the prior-year period. Excluding these items as shown on the table that follows, Adjusted Gross Margin (a non-GAAP measure) of 37.2% decreased 130 basis points compared to the same period last year, primarily reflecting significantly higher transportation and material costs (collectively up more than 1,000 basis points) that the Company was able to partially mitigate by pricing, promotion and alternative country/vendor sourcing strategies.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended
	March 31,
	2022		2021
	$	% of Sales	$	% of Sales

	(dollars in thousands)
Gross Profit/Margin, as reported (GAAP)	$104,079	37.3%	$115,592	40.8%

Antidumping Adjustments[1]	(241)	(0.1)%	(6,566)	(2.3)%

Adjusted Gross Profit/Margin (non-GAAP measures)	$103,838	37.2%	$109,026	38.5%
1	Represents antidumping expense associated with applicable prior-year shipments of engineered hardwood from China.

Selling, General and Administrative Expenses

SG&A expense for the first quarter of 2022 decreased $3.5 million to $99.0 million, or 35.5% of sales, compared to $102.5 million, or 36.2% of sales, in the first quarter of 2021. SG&A in first quarter 2021 included certain costs related to legal matters and settlements. Excluding these items as shown in the table that follows, Adjusted SG&A (a non-GAAP measure) for the first quarter of 2022 was $99.0 million, compared to $94.7 million in the first quarter of 2021. As a percentage of sales, Adjusted SG&A increased 210 basis points, to 35.5% of sales, compared to 33.4% for the first quarter in 2021, which is primarily due to increased investment in growth strategies, including new stores and Pro initiatives, as well as continued investment in customer-facing and distribution center personnel. The Company redeemed $1.1 million and $1.5 million of MDL and Gold vouchers during the first three months of 2022 and 2021, respectively, and relieved the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.4 million in 2022 and $0.5 million in 2021 -- was recorded as a reduction in SG&A expense.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended
	March 31,
	2022		2021
	$	% of Sales	$	% of Sales

	(dollars in thousands)[2]
SG&A, as reported (GAAP)	$99,025	35.5%	$102,487	36.2%

Accrual for Legal Matters and Settlements[3]	—	—%	7,675	2.7%
Legal and Professional Fees[4]	—	—%	148	0.1%
Sub-Total Items above	—	—%	7,823	2.8%

Adjusted SG&A (a non-GAAP measure)	$99,025	35.5%	$94,664	33.4%
2	Amounts may not sum due to rounding.
3	This amount represents the charge to earnings for the Mason and Savidas matters recorded in the first quarter of 2021, which are described more fully in Item 1, Note 7 to the condensed consolidated financial statements.
4	Represents charges to earnings related to our defense of certain significant legal actions during the period. This does not include all legal costs incurred by the Company.

Operating Income and Operating Margin

Operating income was $5.1 million for the first quarter of 2022 compared to $13.1 million for the first quarter of 2021. Adjusted Operating Income (a non-GAAP measure) in the first quarter of 2022 was $4.8 million, down $9.6 million from the $14.4 million for the prior-year period. As a percentage of net sales, Adjusted Operating Margin (a non-GAAP measure) for the first quarter of 2022 was 1.7%, down 340 basis points from 5.1% in the first quarter of 2021, which reflected the increased selling, general and administrative expenses and decreased gross margin as described in the above sections.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended
	March 31,
	2022		2021
	$	% of Sales	$	% of Sales

	(dollars in thousands)[2]
Operating Income, as reported (GAAP)	$5,054	$1.8%	$13,105	$4.6%

Gross Margin Items:
Antidumping Adjustments[1]	(241)	(0.1)%	(6,566)	(2.3)%
Gross Margin Subtotal	(241)	(0.1)%	(6,566)	(2.3)%

SG&A Items:
Accrual for Legal Matters and Settlements[3]	—	—%	7,675	2.7%
Legal and Professional Fees[4]	—	—%	148	0.1%
SG&A Subtotal	—	—%	7,823	2.8%

Adjusted Operating Income/Margin (a non-GAAP measure)	$4,813	$1.7%	$14,362	$5.1%

1,2,3,4    See the Gross Profit and SG&A sections above for more detailed explanations of these individual items.

Other Expense (Income)

In the first quarter of 2022 we had other income of $15 thousand compared to other income of $769 thousand for the first quarter of 2021. Adjusted Other Expense (a non-GAAP measure) was $69 thousand for the first quarter of 2021, which is a decrease of $1.0 million compared to the first quarter of 2021 driven by the repayment of all outstanding debt during the second quarter of 2021.

We believe that the following item set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended
	March 31,
	2022		2021
	$	% of Sales	$	% of Sales

	(dollars in thousands)[5]
Other Income, as reported (GAAP)	$(15)	(0.0)%	$(769)	(0.3)%

Interest impact related to antidumping adjustment[6]	(84)	(0.0)%	(1,841)	(0.6)%
Sub-Total Items above	(84)	(0.0)%	(1,841)	(0.6)%

Adjusted Other Expense/Adjusted Other Expense as a % of Sales (a non-GAAP measure)	$69	0.0%	$1,072	0.4%
5	Amounts may not sum due to rounding.
6	Represents the interest income impact of certain antidumping adjustments related to applicable prior-year shipments of engineered hardwood from China.

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

For the three months ended March 31, 2022, the Company recognized income tax expense of $1.0 million, which represented an effective tax rate of 20.4%. For the three months ended March 31, 2021, the Company recognized income tax expense of $3.3 million, which represented an effective tax rate of 23.4%. The lower effective tax rate in the current period primarily reflects the greater impact of permanent items on the lower pre-tax ordinary income.

The Company has a valuation allowance recorded against certain of its net deferred tax assets of $2.4 million as of March 31, 2022 because the jurisdiction and nature of the assets makes realization of these deferred tax assets uncertain. The Company intends to maintain this valuation allowance on its deferred tax assets until there is sufficient evidence to support the realizability of those deferred tax assets.

Net Income per Diluted Share

Net income per diluted share was $0.14 for the three months ended March 31, 2022, compared to $0.36 for the three months ended March 31, 2021. Adjusted Earnings Per Diluted Share was $0.13 for the three months ended March 31, 2022, compared to $0.34 for the three months ended March 31, 2021.

We believe that each of the items below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)[2]
Net Income, as reported (GAAP)	$4,037	$10,622
Net Income per Diluted Share (GAAP)	$0.14	$0.36

Gross Margin Items:
Antidumping Adjustments[1]	(178)	(4,852)
Gross Margin Subtotal	(178)	(4,852)

SG&A Items:
Accrual for Legal Matters and Settlements[3]	—	5,672
Legal and Professional Fees[4]	—	109
SG&A Subtotal	—	5,781

Other Income Items:
Antidumping Adjustments Interest[6]	(62)	(1,360)
Other Income Subtotal	(62)	(1,360)

Adjusted Earnings	$3,797	$10,190
Adjusted Earnings per Diluted Share (a non-GAAP measure)	$0.13	$0.34

1,2,3,4,5,6    See the Gross Profit, SG&A and Other Expense (Income) sections above for more detailed explanations of these individual items. These items have been tax affected at the Company’s federal incremental rate, which was 26.3% for the 2022 period and 26.1% for the 2021 period.

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

Liquidity, Capital Resources and Cash Flows

Our strong balance sheet and liquidity provide us with the financial flexibility to fund our growth initiatives and position LL Flooring for long-term success. We had cash and cash equivalents of $56.1 million and no outstanding debt at March 31, 2022.

Our principal sources of liquidity at March 31, 2022 were $56.1 million of cash and cash equivalents on our balance sheet and $175.3 million of availability under our Revolving Loan. As of March 31, 2022, there was no outstanding balance on our Revolving Loan.

Our net cash flows used in operating activities were $23.4 million during the first three months of 2022, which was primarily the result of purchases of inventory ($64.8 million), partially offset by increased accounts payable ($26.0 million), and net income ($4.0 million).

Through the three months ended March 31, 2022, net cash flows used in investing activities included $5.2 million in capital expenditures for store rebranding, opening seven new stores and investments in digital. For 2022 we currently expect capital expenditure investments of $28 million to $32 million as our business results support the opening of 20 to 25 new stores and the continuation of the investing activities described above.

On April 30, 2021 we entered into a Second Amendment to the Credit Agreement to extend the maturity date to April 30, 2026, convert the FILO Term Loan into the Revolving Credit Facility, decrease the margin for LIBOR Rate Loans, and reduce the LIBOR floor, which is described more fully in Item 1, Note 5 to the condensed consolidated financial statements.

Our focus on liquidity since the onset of the COVID-19 pandemic in March 2020 has allowed us to build a strong position to navigate the continuing COVID-19 environment, and our business continues to generate solid cash flow. We are monitoring the current macroeconomic conditions, including the increasing cost of transportation and supply chain disruptions and the impact of COVID-19, including the potential impact of variants. We believe that cash flows from operations, together with cash on hand, and the liquidity under our Credit Agreement will be sufficient to meet our obligations, fund our settlements, operations, stock repurchases, and anticipated capital expenditures for the next 12 months. We made substantial progress in rebuilding inventory in the first quarter of 2022 including what is prepaid and in-transit. As this inventory is received into our distribution centers and stores, we will continue to work to optimize our inventory levels. We prepare our forecasted cash flow and liquidity estimates based on assumptions that we believe to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Merchandise Inventories

Merchandise inventories at March 31, 2022 increased $64.2 million from December 31, 2021 primarily due to increased purchases in an effort to replenish inventory to more optimal levels. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of March 31,	As of December 31,	As of March 31,
	2022	2021	2021

	(in thousands)
Inventory – Available for Sale	$266,228	$197,927	$198,924
Inventory – Inbound In-Transit	52,346	56,458	26,480
Total Merchandise Inventories	$318,574	$254,385	$225,404

Available Inventory Per Store	$618	$467	$483

Available inventory per store at March 31, 2022 was higher than at December 31, 2021 and March 31, 2021. The increase in available inventory was primarily driven by efforts to replenish inventory to a more optimal level.

Inbound in-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons, and specific merchandise category planning. Due to supply chain difficulties, international shipment times have lengthened.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our Critical Accounting Policies and Estimates since our annual report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

We are exposed to interest rate risk through the investment of our cash and cash equivalents. Our policy is to invest our cash in short-term investments with maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. Borrowings under our Credit Agreement are exposed to interest rate risk due to the variable rate of the facility, and the expected transition from the LIBOR reference rate in 2022. As of March 31, 2022, we had no amount outstanding under our Credit Agreement. The Company’s incremental borrowing rate was 1.5%. At this rate, each $1 million borrowed would cost the Company $15 thousand in annual interest.

We currently do not engage in any interest rate hedging activity. However, in the future, in an effort to mitigate losses associated with interest rate risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2022. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended March 31, 2022 (in thousands, except per share amounts):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[1]	per Share[1]	Programs	Programs
January 1, 2022 to January 31, 2022	—	—	—	—
February 1, 2022 to February 28, 2022	—	—	—	—
March 1, 2022 to March 31, 2022	—	—	—	—
Total	—	—	—	—
1	We repurchased 50,974 shares of our common stock, at an average price of $15.89, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended March 31, 2022.

In February of 2022, the Company’s board of directors raised its authorization for the repurchase of up to $50 million of the Company’s common stock. The Company did not begin repurchasing shares until April 2022.

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

101

The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LL FLOORING HOLDINGS, INC.
(Registrant)

Date: May 3, 2022	By:	/s/ Nancy A. Walsh
Nancy A. Walsh
Chief Financial Officer (Principal Financial Officer)