Form 10-Q
period 2022-06-30
LL Flooring Holdings, Inc.
filed 2022-08-03
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 29, 2022, there are 29,337,314 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LL FLOORING HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2022

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

LL Flooring Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash and Cash Equivalents	$5,032	$85,189
Merchandise Inventories	358,804	254,385
Prepaid Expenses	10,959	9,160
Other Current Assets	14,995	11,094
Total Current Assets	389,790	359,828
Property and Equipment, net	100,148	96,926
Operating Lease Right-of-Use Assets	123,756	119,510
Goodwill	9,693	9,693
Net Deferred Tax Assets	11,469	11,336
Other Assets	6,404	8,599
Total Assets	$641,260	$605,892

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$88,954	$63,464
Customer Deposits and Store Credits	58,427	67,063
Accrued Compensation	8,042	10,128
Sales and Income Tax Liabilities	5,560	4,297
Accrual for Legal Matters and Settlements	23,799	33,611
Operating Lease Liabilities - Current	34,064	33,060
Other Current Liabilities	27,093	20,717
Total Current Liabilities	245,939	232,340
Other Long-Term Liabilities	6,979	4,268
Operating Lease Liabilities - Long-Term	100,073	97,163
Credit Agreement	15,000	—
Total Liabilities	367,991	333,771

Commitments and Contingencies

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 30,733 and 30,536 shares issued and 28,680 and 29,113 shares outstanding, respectively)	31	31
Treasury Stock, at cost (2,053 and 1,423 shares, respectively)	(153,244)	(145,337)
Additional Capital	230,086	227,804
Retained Earnings	196,396	189,623
Total Stockholders’ Equity	273,269	272,121
Total Liabilities and Stockholders’ Equity	$641,260	$605,892

See accompanying notes to condensed consolidated financial statements

LL Flooring Holdings, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net Sales
Net Merchandise Sales	$257,569	$259,542	$501,840	$509,585
Net Services Sales	41,388	41,842	76,149	75,249
Total Net Sales	298,957	301,384	577,989	584,834
Cost of Sales
Cost of Merchandise Sold	160,527	156,597	307,946	298,607
Cost of Services Sold	31,680	32,057	59,214	57,905
Total Cost of Sales	192,207	188,654	367,160	356,512
Gross Profit	106,750	112,730	210,829	228,322
Selling, General and Administrative Expenses	102,087	96,116	201,112	198,602
Operating Income	4,663	16,614	9,717	29,720
Other Expense (Income)	199	498	184	(270)
Income Before Income Taxes	4,464	16,116	9,533	29,990
Income Tax Expense	1,728	4,127	2,760	7,379
Net Income and Comprehensive Income	$2,736	$11,989	$6,773	$22,611

Net Income per Common Share—Basic	$0.09	$0.41	$0.23	$0.78
Net Income per Common Share—Diluted	$0.09	$0.41	$0.23	$0.77

Weighted Average Common Shares Outstanding:
Basic	28,927	29,042	28,856	28,993
Diluted	29,065	29,488	29,079	29,543

See accompanying notes to condensed consolidated financial statements

LL Flooring Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

							Total
	Common Stock		Treasury Stock		Additional	Retained	Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	Equity

March 31, 2021	29,025	$30	1,373	$(144,352)	$223,899	$158,547	$238,124
Stock-Based Compensation Expense	—	—	—	—	1,365	—	1,365
Exercise of Stock Options	3	—	—	—	23	—	23
Release of Restricted Shares	35	—	—	—	—	—	—
Common Stock Repurchased	—	—	19	(436)	—	—	(436)
Net Income	—	—	—	—	—	11,989	11,989
June 30, 2021	29,063	$30	1,392	$(144,788)	$225,287	$170,536	$251,065

March 31, 2022	29,228	$31	1,474	$(146,147)	$228,959	$193,660	$276,503
Stock-Based Compensation Expense	—	—	—	—	1,113	—	1,113
Exercise of Stock Options	1	—	—	—	14	—	14
Release of Restricted Shares	22	—	—	—	—	—	—
Common Stock Repurchased	(571)	—	579	(7,097)	—	—	(7,097)
Net Income	—	—	—	—	—	2,736	2,736
June 30, 2022	28,680	$31	2,053	$(153,244)	$230,086	$196,396	$273,269

							Total
	Common Stock		Treasury Stock		Additional	Retained	Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	Equity

December 31, 2020	28,911	$30	1,318	$(142,977)	$222,628	$147,925	$227,606
Stock-Based Compensation Expense	—	—	—	—	2,596	—	2,596
Exercise of Stock Options	6	—	—	—	63	—	63
Release of Restricted Shares	146	—	—	—	—	—	—
Common Stock Repurchased	—	—	74	(1,811)	—	—	(1,811)
Net Income	—	—	—	—	—	22,611	22,611
June 30, 2021	29,063	$30	1,392	$(144,788)	$225,287	$170,536	$251,065

December 31, 2021	29,113	$31	1,423	$(145,337)	$227,804	$189,623	$272,121
Stock-Based Compensation Expense	—	—	—	—	1,986	—	1,986
Exercise of Stock Options	21	—	—	—	296	—	296
Release of Restricted Shares	117	—	—	—	—	—	—
Common Stock Repurchased	(571)	—	630	(7,907)	—	—	(7,907)
Net Income	—	—	—	—	—	6,773	6,773
June 30, 2022	28,680	$31	2,053	$(153,244)	$230,086	$196,396	$273,269

See accompanying notes to condensed consolidated financial statements

LL Flooring Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net Income	$6,773	$22,611
Adjustments to Reconcile Net Income:
Depreciation and Amortization	9,047	9,282
Deferred Income Taxes Provision	(133)	28
Income on Vouchers Redeemed for Legal Settlements	(750)	(821)
Stock-Based Compensation Expense	1,986	2,596
Provision for Inventory Obsolescence Reserves	292	1,420
Gain (Loss) on Disposal of Fixed Assets	(1)	18
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(106,004)	17,583
Accounts Payable	25,036	(596)
Customer Deposits and Store Credits	(8,636)	6,342
Accrued Compensation	(2,086)	(4,633)
Prepaid Expenses and Other Current Assets	(3,327)	293
Advertising Accrual	6,141	1,086
Accrual for Legal Matters and Settlements	293	7,733
Payments for Legal Matters and Settlements	(8,062)	(62)
Other Assets and Liabilities	3,449	(9,546)
Net Cash (Used in) Provided by Operating Activities	(75,982)	53,334

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(11,628)	(7,435)
Proceeds from Disposal of Fixed Assets	64	57
Net Cash Used in Investing Activities	(11,564)	(7,378)

Cash Flows from Financing Activities:
Borrowings on Credit Agreement	51,500	—
Payments on Credit Agreement	(36,500)	(101,000)
Proceeds from the Exercise of Stock Options	296	64
Common Stock Repurchased	(7,907)	(1,811)
Other Financing Activities	—	(755)
Net Cash Provided by (Used in) Financing Activities	7,389	(103,502)
Net Decrease in Cash and Cash Equivalents	(80,157)	(57,546)
Cash and Cash Equivalents, Beginning of Year	85,189	169,941
Cash and Cash Equivalents, End of Year	$5,032	$112,395

Supplemental disclosure of non-cash operating and financing activities:
Relief of Inventory for Vouchers Redeemed for Legal Settlements	$1,293	$1,498
Tenant Improvement Allowance for Leases	(742)	(765)

See accompanying notes to condensed consolidated financial statements

LL Flooring Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except per share amounts)

Note 1.       Basis of Presentation

LL Flooring Holdings, Inc., formerly Lumber Liquidators Holdings, Inc., and its direct and indirect subsidiaries (collectively and, where applicable, individually, “LL Flooring” or the “Company”) engage in business as a multi-channel specialty retailer of hard-surface flooring, and hard-surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment direct to the consumer including waterproof hybrid resilient, waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, tile, and cork, with a wide range of flooring enhancements and accessories to complement. The Company also provides in-home delivery and installation services to its customers. The Company primarily sells to homeowners or to Pros on behalf of homeowners through a network of store locations in metropolitan areas. At June 30, 2022, the Company’s 437 stores spanned 47 states in the United States (“U.S.”). In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its customer contact center in Richmond, Virginia, and its digital platform, LLFlooring.com.

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

Note 2.       Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and other liabilities approximates fair value because of the short-term nature of these items. The carrying value of the revolving credit facility approximates fair value due to the variable rate of interest.

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

Recognition of Net Sales

The Company generates revenues primarily by retailing merchandise in the form of hard-surface flooring and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Merchandise and services sales occur through the Company’s network of 437 stores across the U.S., a customer contact center, and its digital platform, LLFlooring.com. The Company’s agreements with its customers are of short duration (less than a year) and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

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

The following table shows the activity in this account for the periods noted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer Deposits and Store Credits, Beginning Balance	$(69,314)	$(68,211)	$(67,063)	$(61,389)
New Deposits	(307,346)	(320,513)	(608,316)	(630,972)
Recognition of Revenue	298,957	301,384	577,989	584,834
Sales Tax included in Customer Deposits	18,017	18,231	35,172	35,772
Other	1,259	1,378	3,791	4,024
Customer Deposits and Store Credits, Ending Balance	$(58,427)	$(67,731)	$(58,427)	$(67,731)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 90 days, subject to the discretion of the store manager. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels, and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company reduces revenue by the amount of expected returns and records it within “Other Current Liabilities” on the condensed consolidated balance sheet. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the “Other Current Assets” caption of the accompanying condensed consolidated balance sheet. This amount was $1.5 million at June 30, 2022. The Company recognizes sales commissions as incurred since the amortization period is less than one year.

In total, the Company offers hundreds of different flooring products; however, no single flooring product represented a significant portion of its sales mix. By major product category, the Company’s sales mix was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Manufactured Products [1]	$142,803	48%	$139,736	46%	$277,441	48%	$271,829	46%
Solid and Engineered Hardwood	71,912	24%	75,602	25%	140,947	24%	151,797	26%
Moldings and Accessories and Other	42,854	14%	44,204	15%	83,452	15%	85,959	15%
Installation and Delivery Services	41,388	14%	41,842	14%	76,149	13%	75,249	13%
Total	$298,957	100%	$301,384	100%	$577,989	100%	$584,834	100%

1     Includes engineered vinyl plank, laminate, vinyl and tile.

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

The Company offers a range of limited warranties for the durability of the finish on its prefinished products to its services provided. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. Warranty costs are recorded in cost of sales. The related reserve of $0.9 million at June 30, 2022, was recorded in “Other Current Liabilities” on the accompanying condensed consolidated balance sheet. The Company seeks recovery from its vendors and third-party independent contractors of installation services for certain amounts paid.

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

Note 3.       Stockholders’ Equity

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income	$2,736	$11,989	$6,773	$22,611
Weighted Average Common Shares Outstanding—Basic	28,927	29,042	28,856	28,993
Effect of Dilutive Securities:
Common Stock Equivalents	138	446	223	550
Weighted Average Common Shares Outstanding—Diluted	29,065	29,488	29,079	29,543
Net Income per Common Share—Basic	$0.09	$0.41	$0.23	$0.78
Net Income per Common Share—Diluted	$0.09	$0.41	$0.23	$0.77

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock Options	506	193	438	148
Restricted Shares	504	127	367	125

Stock Repurchase Program

In February 2022, the Company’s board of directors raised its authorization for the repurchase of up to $50.0 million of the Company’s common stock. In April 2022, the Company resumed its share repurchase program. The Company made cash payments of $7.0 million to repurchase 571,332 shares under the share repurchase authorization during the three months ended June 30, 2022. There remains $43.0 million outstanding under the share repurchase authorization.

Outside of the share repurchase program, the Company repurchased $0.9 million, or 59,288 shares, of its common stock through the net settlement of shares issued as a result of the vesting of restricted shares during the six months ended June 30, 2022.

Note 4.       Stock-based Compensation

The following table summarizes share activity related to employee stock options and restricted stock awards (“RSAs”):

		Restricted Stock
	Stock Options	Awards
Options Outstanding/Nonvested RSAs, December 31, 2021	625	631
Granted	175	400
Options Exercised/RSAs Released	(21)	(158)
Forfeited	(39)	(48)
Options Outstanding/Nonvested RSAs, June 30, 2022	740	825

The Company granted a target of 94,621 performance-based RSAs with a grant date fair value of $1.5 million during the six months ended June 30, 2022 and a target of 47,768 performance-based RSAs with a grant date fair value of $1.1 million during the six months ended June 30, 2021. The performance-based RSAs in both years were awarded to certain members of senior management in connection with the achievement of specific key financial metrics that will be measured over separate respective three-year periods and which will vest at the end of each respective three-year period if the respective performance conditions are met. In addition, the number of 2020 performance-based awards that will ultimately vest is also contingent upon the results of a relative total shareholder return multiple by the end of year three. The Company assesses the probability of achieving these metrics on a quarterly basis. For these awards, the Company recognizes the fair value expense ratably over the performance and vesting period. These awards are included above in RSAs Granted.

Under the Company’s equity incentive plan, the Company’s non-employee directors are compensated with an annual RSA grant. The amount of outstanding nonvested RSAs granted to non-employee directors was 43,139 and 18,306 shares at June 30, 2022 and December 31, 2021, respectively. The Company also maintains the Outside Directors Deferral Plan under which each of the Company’s non-employee directors has the opportunity to elect annually to defer certain fees (which are payable in cash or in shares of Common Stock with a vesting period of at least one year) until departure from the board. A non-employee director may elect to defer up to 100% of his or her fees and have such fees invested in deferred stock units. Deferred stock units must be settled in common stock upon the director’s departure from the board. There were 225,456 and 177,448 deferred stock units outstanding at June 30, 2022 and December 31, 2021, respectively.

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

The Second Amendment decreased the margin for LIBOR Rate Loans (as defined in the Second Amendment) to a range of 1.25% to 1.75% over the applicable LIBOR Rate with respect to revolving loans (as defined in the Second Amendment) depending on the Company’s average daily excess borrowing availability, a decrease of 1.25% from rates prior to the Second Amendment. As previously stated, the FILO Term Loans were terminated by this Second Amendment. The amendment decreased the LIBOR Rate Floor from 1.00% to 0.25%. The Second Amendment also decreased the unused commitment fee of 0.50% per annum to 0.25% per annum on the average daily unused amount of the Revolving Credit Facility during the most recently completed calendar quarter. The weighted average interest rate applicable to the Company’s Revolving Credit Facility for the six months ended June 30, 2022 was 4.7%.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective only when specified availability under the Revolving Credit Facility falls below the greater of $17.5 million or 10% of the Revolving Loan Cap (as defined in the Credit Agreement).

Except as set forth in the Second Amendment, all other terms and conditions of the Credit Agreement remain in place.

As of June 30, 2022, there was $15 million outstanding under the Revolving Credit Facility. The Company had $3.2 million in letters of credit which reduces its availability. As of June 30, 2022, there was $181.9 million of availability under the Revolving Credit Facility.

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

For the three months ended June 30, 2022, the Company recognized income tax expense of $1.7 million, which represented an effective tax rate of 38.7%. For the three months ended June 30, 2021, the Company recognized income tax expense of $4.1 million, which represented an effective tax rate of 25.6%. The higher effective tax rate in the current period primarily reflects the greater impact of permanent items on the lower pretax ordinary income.

For the six months ended June 30, 2022, the Company recognized income tax expense of $2.8 million, which represented an effective tax rate of 29.0%. For the six months ended June 30, 2021, the Company recognized income tax expense of $7.4 million, which represented an effective tax rate of 24.6%. The higher effective tax rate is caused by the same drivers of the increase in effective tax rate for the quarter.

The Company has a valuation allowance recorded against certain of its net deferred tax assets of $2.4 million as of June 30, 2022 because the jurisdiction and nature of the assets makes realization of these deferred tax assets uncertain. The Company intends to maintain this valuation allowance on its deferred tax assets until there is sufficient evidence to support the realizability of those deferred tax assets.

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

Note 7.       Commitments and Contingencies

The following chart shows the activity related to the Balance Sheet “Accrual for Legal Matters and Settlements.” The matters themselves are described in greater detail in the paragraphs that follow the chart.

Litigation Matter Description	December 31, 2021 Accrual for Legal Matters and Settlements - Current	Accruals	Settlement Payments	Vouchers Redeemed	June 30, 2022 Accrual for Legal Matters and Settlements - Current
MDL	$10,656	$—	$—	$(877)	$9,779	[1]
Gold	14,885	—	—	(1,166)	13,719	[1]
Mason	7,000	129	(7,129)	—	—
Other Matters	1,070	164	(933)	—	301
	$33,611	$293	$(8,062)	$(2,043)	$23,799

Litigation Matter Description	December 31, 2020 Accrual for Legal Matters and Settlements - Current	Accruals	Settlement Payments	Vouchers Redeemed	June 30, 2021 Accrual for Legal Matters and Settlements - Current
MDL	$14,000	$—	$—	$(2,319)	$11,681
Gold	16,000	—	—	—	16,000
Mason	—	7,000	—	—	7,000
Other Matters	398	733	(62)	—	1,069
	$30,398	$7,733	$(62)	$(2,319)	$35,750
1	The remaining accrual will be fulfilled by redeeming vouchers as discussed below.

Employment Cases

Mason Lawsuit

In August 2017, Ashleigh Mason, Dan Morse, Ryan Carroll and Osagie Ehigie filed a purported collective and class action lawsuit in the United States District Court for the Eastern District of New York on behalf of all current and former store managers, store managers in training, and similarly situated current and former employees (collectively, the

“Mason Putative Class Employees”) alleging that the Company violated the Fair Labor Standards Act (“FLSA”) and New York Labor Law (“NYLL”) by classifying the Mason Putative Class Employees as exempt (the “Mason matter”). The alleged violations include failure to pay for overtime work.

In April 2021, the Company entered into a Memorandum of Understanding (“Mason MOU”) with counsel for the lead plaintiffs in the Mason matter. Under the terms of the Mason MOU, the Company agreed to pay up to $7.0 million to settle the claims asserted in the Mason matter.

In the first quarter of 2022, the court gave final approval to the settlement. As a result of the final approval, the Company paid $7.0 million, plus an additional $0.1 million in taxes, in the current quarter to a court appointed administrator who handles distribution to the plaintiffs. Any checks issued to the Collective Members and the New York Non Opt-Ins which are not cashed by March 1, 2023, will revert to the Company.

Savidis Lawsuit

In April 2020, LL Flooring was served with a lawsuit filed by Tanya Savidis, on behalf of herself and all others similarly situated (collectively, the “Savidis Plaintiffs”). Ms. Savidis filed a purported class action lawsuit in the Superior Court of California, County of Alameda on March 6, 2020, on behalf of all current and former LL Flooring employees employed as non-exempt employees. The complaint alleges violation of the California Labor Code including, among other items, failure to pay minimum wages and overtime wages, failure to provide meal periods, failure to permit rest breaks, failure to reimburse business expenses, failure to provide accurate wage statements, failure to pay all wages due upon separation within the required time, and engaging in unfair business practices (the “Savidis matter”).

In December 2020, the Company began contacting individuals who constitute the Savidis Plaintiffs and offered individual settlements in satisfaction of their claims. In April 2021, the Company entered into a Memorandum of Understanding (“Savidis MOU”) with counsel for the lead plaintiffs in the Savidis matter. Under the terms of the Savidis MOU, the Company agreed to pay $0.9 million reduced by a credit of $0.1 million for amounts already paid to the individuals who accepted the Company’s prior settlement offer. In January 2022, the Court provided final approval of the settlement. In April 2022, the Company paid $0.8 million to a court appointed administrator who handles the distribution to the class members who did not opt out of participating in the settlement.

Visnack Lawsuit

On June 29, 2020, Michael Visnack, on behalf of himself and all others similarly situated (collectively, the “Visnack Plaintiffs”) filed a purported class action lawsuit in the Superior Court of California, County of San Diego, on behalf of all current and former store managers, and others similarly situated. The complaint alleges violation of the California Labor Code including, among other items, failure to pay wages and overtime, wage statement violations, meal and rest break violations, unpaid reimbursements and waiting time, and engaging in unfair business practices (the “Visnack matter”). The Visnack Plaintiffs sought certification of a class period beginning September 20, 2019, through the date of Notice of Class Certification, if granted.

In December 2020, the Company began contacting individuals who constitute the purported class in the Visnack matter and offered individual settlements in satisfaction of their claims. To the extent individuals accepted these settlement offers, they have released the Company from the claims and been removed from the purported class. As of June 30, 2021, the Company had reached agreement with a portion of the purported class incurring less than $50 thousand in fees, taxes, and other costs. The Company included those amounts in “Other Matters” in the chart above. On July 6, 2022, the Visnack Plaintiffs filed a notice of dismissal of the Visnack matter with the court.

Antidumping and Countervailing Duties Investigation

The Company is subject to antidumping (“AD”) and countervailing duties (“CVD”) for certain imports of multilayered wood flooring from China. The Company’s multilayered wood flooring imports from China accounted for approximately 3% of its flooring purchases in 2021.

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

Results by period for the Company are shown below. The column labeled “June 30, 2022 Receivable/Liability Balance” represents the amount the Company would receive or pay (net of any collections or payments) as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. It does not include any initial amounts paid for AD or CVD in the current period at the in-effect rate at that time.

The Company recorded net interest expense related to antidumping of $0.02 million for the six months ended June 30, 2022 compared to net interest income of $1.8 million for the six months ended June 30, 2021. The amounts for both years are included in “Other Expense” on the condensed consolidated statements of income. The estimated associated interest payable and receivable for each period is not included in the table below but is included in the same financial statement line item on the Company’s condensed consolidated balance sheet as the associated liability and receivable balance for each period.

Review Period[1]	Period Covered	Rates at which Company Deposited	Final Rate	June 30, 2022 Receivable/Liability Balance
Antidumping
1	May 2011 through November 2012	6.78% and 3.3%	0.0%[2]	$1.53 million receivable[2]
2	December 2012 through November 2013	3.30%	3.92% [3]	$0.21 million liability[3]
3	December 2013 through November 2014	3.3% and 5.92%	0.0%[4]	$1.82 million receivable[4]
6	December 2016 through November 2017	17.37% and 0.00%	42.57% and 0.0%[5]	$0.50 million receivable $1.46 million liability[5]
7	December 2017 through November 2018	0.00%	0.0%[6]	NA
8	December 2018 through November 2019	0.00%	0.0%[7]	NA
9	December 2019 through November 2020	0.00%	39.27%[8]	$1.14 million liability[8]
			Included on the Consolidated Balance Sheet in Other Current Assets	$3.85 million
			Included on the Consolidated Balance Sheet in Other Current Liabilities	$0.21 million
			Included on the Consolidated Balance Sheet in Other Long-Term Liabilities	$2.60 million
Countervailing
1&2	April 2011 through December 2012	1.50%	0.83% / 0.99%	$0.24 million receivable
3	January 2013 through December 2013	1.50%	1.38%	$0.04 million receivable
4	January 2014 through December 2014	1.50% and 0.83%	1.06%	$0.02 million receivable
5	January 2015 through December 2015	0.83% and 0.99%	Final at 0.11% and 0.85%[9]	$0.07 million receivable[9]
6	January 2016 through December 2016	0.99% and 1.38%	Final at 3.10% and 2.96%[10]	$0.04 million liability [10]
7	January 2017 through December 2017	1.38% and 1.06%	20.75%[11]	$1.65 million liability [11]
8	January 2018 through December 2018	1.06%	6.13%[12]	$0.29 million liability [12]
9	January 2019 through December 2019	0.00%, 0.85%, 2.96%	3.36% / 9.85%[13]	$0.08 million liability [13]
			Included on the Consolidated Balance Sheet in Other Current Assets	$0.07 million
			Included on the Consolidated Balance Sheet in Other Assets	$0.30 million
			Included on the Consolidated Balance Sheet in Other Current Liabilities	$0.04 million
			Included on the Consolidated Balance Sheet in Other Long-Term Liabilities	$2.02 million
1	The fourth and fifth annual anti-dumping review periods have been settled and are no longer included on the chart above.

2	In the first quarter of 2022, pursuant to CIT order on appeal the DOC recalculated the final rates for the first annual review period at 0.0%. As a result, the Company recorded an additional $0.2 million receivable with a corresponding reduction of cost of sales during the first quarter of 2022.

3	In the second quarter of 2020, on appeal the DOC offered to reduce the rate for the second annual review period to 3.92% from 13.74%. The reduced rate was accepted by the CIT in the fourth quarter of 2020, and the Company reversed $3.9 million of its $4.1 million liability, with a corresponding reduction of cost of sales.

4	In the third quarter of 2020, on appeal the DOC offered to reduce the rate for the third annual review period to 0.0% from 17.37%. The reduced rate was accepted by the CIT in the first quarter of 2021, and the Company reversed the entire $4.7 million liability, with a corresponding reduction of cost of sales, and recorded a $1.8 million receivable and favorable adjustment to cost of sales for deposits made at previous preliminary rates.

5	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 42.57% and 0% depending on the vendor. As a result, the Company recorded a liability of $0.8 million with a corresponding reduction of cost of sales during the year ended December 31, 2019. The Company received payments during 2019 for its vendor with a final rate of 0.0% and the remaining balance of $0.5 million as of June 30, 2021 was included in other current assets on the condensed consolidated balance sheet. The vendors with a final rate of 42.57% are under appeal and the balance of $1.5 million as of June 30, 2022 was included in other long-term liabilities on the condensed consolidated balance sheet.

6	In the fourth quarter of 2021, the DOC issued a final rate of 0.0% for the seventh annual review period. The final rate is currently under appeal.

7	In the fourth quarter of 2021, the DOC issued a final rate of 0.0% for the eighth annual review period. The final rate is currently under appeal.

8	In the second quarter of 2022, the DOC issued the final rate for the ninth annual review period at 39.27%. As a result, the Company recorded a $1.1 million liability with a corresponding increase in cost of sales during the second quarter of 2022. The final rate is currently under appeal.

9	In the second quarter of 2018, the DOC issued the final rates for the fifth annual review period at 0.11% and 0.85% depending on the vendor. As a result, in the second quarter of 2018, the Company recorded a receivable of $0.07 million for deposits made at previous preliminary rates, with a corresponding reduction of cost of sales.

10	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 3.1% and 2.96% depending on the vendor. As a result, the Company recorded a liability of $0.4 million with a corresponding reduction of cost of sales during the year ended December 31, 2019. As of June 30, 2022, the remaining liability balance was approximately $40 thousand.

11	In the fourth quarter of 2020, the DOC issued the final rate 20.75% for the seventh annual review period. As a result, the Company recorded a liability of $1.7 million with a corresponding increase to cost of sales during the year ended December 31, 2020. The Company appealed this final rate during the first quarter of 2021.

12	In October 2021, the DOC issued the final rate of 6.13% for the eighth annual review period. As a result, in October 2021 the Company recorded a $0.3 million liability with a corresponding increase in cost of sales. The Company appealed this final rate during the first quarter of 2022.

13	In the second quarter of 2022, the DOC issued the final rates for the ninth annual review period at 3.36% and 9.85% depending on the vendor. As a result, the Company recorded a liability of $0.08 million with a corresponding increase in cost of sales in the second quarter of 2022.

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

As of June 30, 2022, the remaining accrual related to these matters was $13.7 million for vouchers. As $1.2 million of vouchers were redeemed during the first six months of 2022, the Company relieved the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.4 million was recorded as a reduction in “Selling, General and Administrative Expenses” (“SG&A”) on the condensed consolidated statement of operations. The Company included those amounts in “Gold” in the chart above.

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

As of June 30, 2022, the remaining accrual related to these matters was $9.8 million for vouchers. As $0.9 million of vouchers were redeemed during the first six months of 2022, the Company relieved the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.3 million was recorded as a reduction in “Selling, General and Administrative Expenses” (“SG&A”) on the condensed consolidated statement of operations. The Company included those amounts in “MDL” in the chart above.

Section 301 Tariffs

Since September 2018, pursuant to Section 301 of the Trade Act of 1974, the United States Trade Representative (“USTR”) has imposed tariffs on certain goods imported from China over four tranches (“Lists”). Products imported by the Company fall within Lists 3 and 4 for which tariffs range from 10% to 25%. On September 10, 2020 several importers of vinyl flooring filed a lawsuit with the CIT challenging the Section 301 tariffs under Lists 3 and 4. The Company has also filed a companion case at the CIT challenging Section 301 tariffs it has paid. On April 1, 2022 the CIT remanded the matter back to the USTR to reconsider its decisions in light of the ruling and to reply to the CIT by June 30, 2022. On June 22, 2022, the CIT granted the USTR its motion for extension to file the remand on or before August 1, 2022. The Company is unable to predict the timing or outcome of the ruling by the USTR and/or CIT. If these appeals are successful, the Company should qualify for refunds on these Section 301 tariffs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact on us of any of the following:

●	a sustained period of inflation impacting product cost and consumer spending;
●	reduced consumer spending due to inflation and consumer sentiment;
●	transportation availability and costs;
●	inability to execute on our key initiatives or such key initiatives do not yield desired results;
●	our, and our suppliers’, compliance with complex and evolving rules, regulations, and laws at the federal, state, and local level;
●	potential disruptions to supply chain related to forced labor and other trade regulations;
●	inability to hire and/or retain employees;
●	obtaining products from abroad, including the effects of the COVID-19 pandemic and tariffs, delays in shipping, as well as the effects of antidumping and countervailing duties;

●	inability to staff stores due to the COVID-19 pandemic and the overall pressures in the labor market;
●	the outcomes of legal proceedings, and the related impact on liquidity;
●	the impact of the war in Ukraine on transportation costs and the Company’s European suppliers;
●	reputational harm;
●	disruptions due to cybersecurity threats, including any impacts from a network security incident;
●	inability to open new stores, find suitable locations for new stores, and fund other capital expenditures;
●	managing growth;
●	damage to our assets;
●	disruption to our ability to distribute our products, including due to severe weather;
●	operating an office in China;
●	managing third-party installers and product delivery companies;
●	renewing store, warehouse, or other corporate leases;
●	having sufficient suppliers;
●	product liability claims, marketing substantiation claims, wage and hour claims, employment classification claims and other labor and employment claims;
●	having sufficient inventory for consumer demand;
●	availability of suitable hardwood, including due to disruptions from the impacts of severe weather;
●	sufficient insurance coverage, including cybersecurity insurance;
●	access to and costs of capital;
●	the handling of confidential customer information, including the impacts from the California Consumer Privacy Act and other applicable data privacy laws and regulations;
●	management information systems disruptions;
●	alternative e-commerce offerings;
●	our advertising and overall marketing strategy, including anticipating consumer trends;
●	competition;
●	impact of changes in accounting and regulatory guidance, including implementation guidelines and interpretations related to Environmental, Social, and Governance (“ESG”) matters;
●	internal controls;
●	stock price volatility; and
●	anti-takeover provisions.

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

Overview

LL Flooring is one of the leading specialty retailers of hard-surface flooring in the U.S. with 437 stores as of June 30, 2022. Our Company seeks to offer the best customer experience online and in stores, with more than 500 varieties of hard-surface floors featuring a range of quality styles and on-trend designs. Our online tools also help empower customers to find the right solution for the space they’ve envisioned. Our extensive selection includes waterproof hybrid resilient, waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, tile, and cork, with a wide range of flooring enhancements and accessories to complement. Our stores are staffed with flooring experts who provide advice, Pro partnership services and installation options for all of our products, the majority of which is in stock and ready for delivery. Our vision is to be customers’ first choice in hard-surface flooring by providing the best experience, from start to finish. We offer a wide selection of high-quality, locally stocked products and the accessible flooring expertise and service of a local store, with the scale, omni-channel convenience and value of a national chain. We plan to leverage this advantage to differentiate ourselves in the highly fragmented flooring market.

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

Second Quarter Financial Highlights

●	Net sales of $299.0 million decreased 0.8% compared to the same period last year, as record growth in sales to Pro customers partially offset a decrease in consumer sales and a 1.1% decrease in net service sales.
●	Total comparable store sales decreased 3.1% versus the same period last year. The decrease in comparable store sales primarily reflected the same drivers as the change in net sales.
●	Gross margin of 35.7% decreased 170 basis points as a percentage of sales compared to the same period last year, adjusted gross margin (a non-GAAP measure) of 36.1% decreased 130 basis points compared to the same period last year, primarily reflecting significantly higher material and transportation costs (collectively up more than 1,000 basis points) that the Company was able to partially mitigate through pricing, promotion and alternative country/vendor sourcing strategies.
●	SG&A expense as a percentage of sales of 34.1% increased 220 basis points compared to the second quarter of last year. Adjusted SG&A expense (a non-GAAP measure) as a percentage of sales of 34.1% increased 230 basis points compared to the second quarter of last year, primarily driven by investments to support the Company’s long-term growth, higher advertising expense due to the timing of promotions, and continued investment in customer facing and distribution center personnel.
●	Operating margin of 1.6% decreased 390 basis points compared to the second quarter of last year. Adjusted operating margin (a non-GAAP measure) of 2.0% decreased 360 basis points compared to the second quarter of last year.
●	Diluted EPS of $0.09 per diluted share decreased $0.32 per diluted share compared to the second quarter of last year. Adjusted earnings per diluted share (a non-GAAP measure) of $0.13 decreased $0.28 compared to the second quarter of last year.
●	During the second quarter, the Company opened six new stores, bringing total stores to 437 as of June 30, 2022.

Other Items

Liquidity and Credit Agreement

As of June 30, 2022, we had liquidity of $187 million, consisting of excess availability under our Credit Agreement of $182 million, and cash and cash equivalents of $5 million. This represents a decrease in liquidity of $40 million from December 31, 2021. During the first half of the year, the Company rebuilt its inventory by more than $104 million.

In February 2022, the Company’s board of directors raised its authorization for the repurchase of up to $50 million of the Company’s common stock from the previous $14 million authorized. In April 2022, the Company resumed its share repurchase program. The Company has repurchased $7 million under that program, underscoring its confidence in its long-term net sales and profitability growth.

We believe that cash flows from operations, together with cash on hand, and the availability under our Credit Agreement will be sufficient to meet our obligations, fund our settlements, operations, anticipated capital expenditures, and potential share repurchases for the next 12 months. We prepare our forecasted cash flow and liquidity estimates based on assumptions that we believe to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Impact of Macroeconomic Environment

We continue to navigate uncertainty in the macroeconomic environment related to inflation, consumer spending, global supply chain disruptions, COVID-19, and a challenging labor market. We anticipate material and transportation costs to remain inflated, exacerbated by the war in Ukraine, throughout 2022. We are also monitoring the impact of inflation on consumer purchasing trends as it could affect our prices, demand for our products, our sales and our profit margins.

Section 301 Tariffs

The Company’s financial statements have been impacted by Section 301 tariffs on certain products imported from China in recent years. The tariffs flow through the income statement as the product is sold. The Company has deployed strategies to mitigate tariffs and improve gross margin, primarily through adjusting its pricing and promotion strategies and alternative country sourcing. During the second quarter of 2022, the Company reduced the percent of merchandise receipts subject to Section 301 tariffs to 12% from 22% during the second quarter of 2021.

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

			% Improvement
	% of Net Sales		(Decline) in
	Three Months Ended June 30,		Dollar Amounts
	2022	2021	2022 VS 2021
Net Sales
Net Merchandise Sales	86.2%	86.1%	(0.8)%
Net Services Sales	13.8%	13.9%	(1.1)%
Total Net Sales	100.0%	100.0%	(0.8)%
Gross Profit	35.7%	37.4%	(5.3)%
Selling, General, and Administrative Expenses	34.1%	31.9%	6.2%
Operating Income	1.6%	5.5%	(71.9)%
Other Expense	0.1%	0.2%	(60.2)%
Income Before Income Taxes	1.5%	5.3%	(72.3)%
Income Tax Expense	0.6%	1.3%	(58.1)%
Net Income	0.9%	4.0%	(77.2)%

			% Improvement
	% of Net Sales		(Decline) in
	Six Months Ended June 30,		Dollar Amounts
	2022	2021	2022 VS 2021
Net Sales
Net Merchandise Sales	86.8%	87.1%	(1.5)%
Net Services Sales	13.2%	12.9%	1.2%
Total Net Sales	100.0%	100.0%	(1.2)%
Gross Profit	36.5%	39.0%	(7.7)%
Selling, General, and Administrative Expenses	34.8%	34.0%	1.3%
Operating Income	1.7%	5.1%	(67.3)%
Other Expense	0.0%	(0.0)%	(167.9)%
Income Before Income Taxes	1.6%	5.1%	(68.2)%
Income Tax Expense	0.5%	1.2%	(62.6)%
Net Income	1.2%	3.9%	(70.0)%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
SELECTED SALES DATA
Average Sale[1]	$1,860	$1,564	$1,777	$1,488
Comparable Stores (Decrease) Increase[2]	(3.1)%	31.3%	(3.3)%	18.2%
Transaction Count (Decrease) Increase[3]	(22.0)%	2.0%	(16.7)%	2.3%
Average Retail Price per Unit Sold Increase[4]	14.7%	9.9%	12.5%	6.8%

Number of Stores Open, end of period	437	416	437	416
Number of Stores Opened in Period, net	6	4	13	6
Number of Stores Relocated in Period[5]	1	—	1	—
1	Average sale is defined as the average invoiced sales order, measured quarterly, excluding returns as well as transactions under $100 (which are generally sample orders or add-on/accessories to existing orders).

2	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.
3	Transaction count is calculated by applying the average sale to total net sales at comparable stores.
4	Average retail price per unit (square feet for flooring and other units of measures for moldings and accessories) sold is calculated on a total company basis and excludes non-merchandise revenue.
5	A relocated store remains a comparable store as long as it is relocated within the primary trade area.

Net Sales

Second quarter 2022 net sales of $299.0 million decreased $2.4 million, or 0.8%, versus the second quarter of 2021. Net merchandise sales and net service sales decreased 0.8% and 1.1%, respectively.

Average ticket increased 18.9%, primarily reflecting higher merchandise average ticket. The higher merchandise average ticket was driven primarily by pricing and promotion strategies as well as favorable product mix, reflecting the launch of our new Duravana performance flooring brand.

Comparable store sales for the second quarter of 2022 decreased 3.1% from the second quarter of 2021. The Company reported record sales to Pro customers, which partially offset a decrease in sales to consumers and a 1.1% decrease in net service sales. The year-over-year decrease in comparable store sales reflected continued lower spending by consumers versus last year, which we believe reflected pressure from inflation and higher interest rates, and their preference to spend more on travel and entertainment.

During the second quarter of 2022, the Company opened six new stores bringing the total store count to 437 as of June 30, 2022.

Net sales for the six months ended June 30, 2022 decreased 1.2% from the six months ended June 30, 2021. Net merchandise sales decreased 1.5%, partially offset by an increase in net service sales of 1.2% over the same period in 2021. Comparable store sales for the six months ended June 30, 2022 decreased 3.3% from the same period in 2021.

Gross Profit

Gross profit decreased 5.3% in the second quarter of 2022 to $106.8 million from $112.7 million in the comparable period in 2021, and gross margin decreased 170 basis points to 35.7% in the second quarter of 2022 from 37.4% in the second quarter of 2021. For the second quarter of 2022, the Company reported an unfavorable $1.2 million impact from anti-dumping duty rate changes compared to the prior-year period. Excluding these items as shown on the table that follows, adjusted gross margin (a non-GAAP measure) of 36.1% decreased 130 basis points compared to the same period last year, primarily reflecting significantly higher material and transportation costs (collectively up more than 1,000 basis points) that the Company was able to partially mitigate through pricing, promotion and alternative country/vendor sourcing strategies.

Gross profit decreased 7.7% in the first six months of 2022 to $210.8 million from $228.3 million in the comparable period in 2021 and gross margin decreased 250 basis points to 36.5% in the first six months of 2022 from 39.0% in the first six months of 2021. For the first six months of 2022, the Company reported an unfavorable $1.0 million impact from anti-dumping duty rate changes, compared to income of $6.6 million in the prior-year period. Excluding these items as shown on the table that follows, adjusted gross margin (a non-GAAP measure) of 36.7% decreased 120 basis points compared to the same period last year, primarily reflecting significantly higher material and transportation costs (collectively up more than 1,000 basis points) that the Company was able to partially mitigate by pricing, promotion and alternative country/vendor sourcing strategies.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
Gross Profit/Margin, as reported (GAAP)	$106,750	35.7%	$112,730	37.4%	$210,829	36.5%	$228,322	39.0%

Antidumping Adjustments[1]	1,218	0.4%	—	—%	977	0.2%	(6,566)	(1.1)%

Adjusted Gross Profit/Margin (non-GAAP measures)	$107,968	36.1%	$112,730	37.4%	$211,806	36.7%	$221,756	37.9%
1	Represents antidumping expense associated with applicable prior-year shipments of engineered hardwood from China.

Selling, General and Administrative Expenses

SG&A expense for the second quarter of 2022 increased $6.0 million to $102.1 million, or 34.1% of sales, compared to $96.1 million, or 31.9% of sales, in the second quarter of 2021. Adjusted SG&A (a non-GAAP measure) for the second quarter of 2022 was $102.1 million, compared to $95.8 million in the second quarter of 2021. As a percentage of sales, adjusted SG&A increased 230 basis points, to 34.1% of sales, compared to 31.8% for the second quarter in 2021, which is primarily driven by investments to support the Company’s long-term growth, higher advertising expense due to the timing of promotions, and continued investment in customer facing and distribution center personnel.

SG&A expense for the first six months of 2022 increased $2.5 million to $201.1 million, or 34.8% of sales, compared to $198.6 million, or 34.0% of sales, in the first six months of 2021. SG&A in the first six months of 2021 included certain costs related to legal matters and settlements. Excluding these items as shown in the table that follows, adjusted SG&A (a non-GAAP measure) for the first six months of 2022 was $201.1 million, compared to $190.5 million in the first six months of 2021. As a percentage of sales, adjusted SG&A increased 220 basis points, to 34.8% of sales, compared to 32.6% for the first six months in 2021, reflecting the same drivers as the quarter. The Company redeemed $2.0 million and $2.3 million of MDL and Gold vouchers during the first six months of 2022 and 2021, respectively, and relieved the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.7 million in 2022 and $0.8 million in 2021 -- was recorded as a reduction in SG&A expense.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
SG&A, as reported (GAAP)	$102,087	34.1%	$96,116	31.9%	$201,112	34.8%	$198,602	34.0%

Accrual for Legal Matters and Settlements[2]	—	—%	—	—%	—	—%	7,675	1.3%
Legal and Professional Fees[3]	—	—%	279	0.1%	—	—%	427	0.1%
Sub-Total Items above	—	—%	279	0.1%	—	—%	8,102	1.4%

Adjusted SG&A (a non-GAAP measure)	$102,087	34.1%	$95,837	31.8%	$201,112	34.8%	$190,500	32.6%
2	This amount represents the charge to earnings for the Mason and Savidas matters recorded in the first half of 2021, which are described more fully in Item 1, Note 7 to the condensed consolidated financial statements.
3	Represents charges to earnings related to our defense of certain significant legal actions during the period. This does not include all legal costs incurred by the Company.

Operating Income and Operating Margin

Operating income was $4.7 million for the second quarter of 2022 compared to $16.6 million for the second quarter of 2021. Adjusted operating income (a non-GAAP measure) in the second quarter of 2022 was $5.9 million, down $11.0 million from the $16.9 million for the prior-year period. As a percentage of net sales, adjusted operating margin (a non-GAAP measure) for the second quarter of 2022 was 2.0%, down 360 basis points from 5.6% in the second quarter of 2021, which reflected the increased selling, general and administrative expenses and decreased gross margin as described in the above sections.

Operating income was $9.7 million for the first six months of 2022 compared to $29.7 million for the first six months of 2021. Adjusted operating income (a non-GAAP measure) in the first six months of 2022 was $10.7 million, down $20.6 million from the $31.3 million for the prior-year period. As a percentage of net sales, adjusted operating margin (a non-GAAP measure) for the first six months of 2022 was 1.9%, down 340 basis points from 5.3% in the first six months of 2021, which reflected the increased selling, general and administrative expenses and decreased gross margin as described in the above sections.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
Operating Income, as reported (GAAP)	$4,663	1.6%	$16,614	5.5%	$9,717	1.7%	$29,720	5.1%

Gross Margin Items:
Antidumping Adjustments[1]	1,218	0.4%	—	—%	977	0.2%	(6,566)	(1.1)%
Gross Margin Subtotal	1,218	0.4%	—	—%	977	0.2%	(6,566)	(1.1)%

SG&A Items:
Accrual for Legal Matters and Settlements[2]	—	—%	—	—%	—	—%	7,675	1.3%
Legal and Professional Fees[3]	—	—%	279	0.1%	—	—%	427	0.1%
SG&A Subtotal	—	—%	279	0.1%	—	—%	8,102	1.4%

Adjusted Operating Income/Margin (a non-GAAP measure)	$5,881	2.0%	$16,893	5.6%	$10,694	1.9%	$31,256	5.3%

1,2,3    See the Gross Profit and SG&A sections above for more detailed explanations of these individual items.

Other Expense (Income)

In the second quarter of 2022, we had other expense of $0.2 million compared to other expense of $0.5 million for the second quarter of 2021. Adjusted other expense (a non-GAAP measure) was $0.1 million for the second quarter of 2022, which is a decrease of $0.4 million compared to the second quarter of 2021 driven by the decrease in outstanding debt during the quarter compared to prior year.

The Company had other expense of $0.2 million for the first six months of 2022 compared to other income of $0.3 million for the comparable period in 2021. Both years included interest on borrowings on our Credit Agreement. Adjusted other expense (a non-GAAP measure) was $0.2 million for the first six months of 2022, which is a decrease of $1.4 million compared to the first six months of 2021 driven by a favorable adjustment in 2021 of $1.8 million for the reversal of interest expense associated with an anti-dumping duty rate refund.

We believe that the following item set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
Other Expense (Income), as reported (GAAP)	$199	0.1%	$498	0.2%	$184	0.0%	$(270)	(0.0)%

Interest impact related to antidumping adjustment[4]	83	0.0%	—	—%	(2)	(0.0)%	(1,841)	(0.3)%
Sub-Total Items above	83	0.0%	—	—%	(2)	(0.0)%	(1,841)	(0.3)%

Adjusted Other Expense/Adjusted Other Expense as a % of Sales (a non-GAAP measure)	$116	0.0%	$498	0.2%	$186	0.0%	$1,571	0.3%
4	Represents the interest income impact of certain antidumping adjustments related to applicable prior-year shipments of engineered hardwood from China.

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

For the three months ended June 30, 2022, the Company recognized income tax expense of $1.7 million, which represented an effective tax rate of 38.7%. For the three months ended June 30, 2021, the Company recognized income tax expense of $4.1 million, which represented an effective tax rate of 25.6%. The higher effective tax rate in the current period primarily reflects the greater impact of permanent items on the lower pretax ordinary income.

For the six months ended June 30, 2022, the Company recognized income tax expense of $2.8 million, which represented an effective tax rate of 29.0%. For the six months ended June 30, 2021, the Company recognized income tax expense of $7.4 million, which represented an effective tax rate of 24.6%. The higher effective tax rate is caused by the same drivers of the increase in effective tax rate for the quarter.

The Company has a valuation allowance recorded against certain of its net deferred tax assets of $2.4 million as of June 30, 2022 because the jurisdiction and nature of the assets makes realization of these deferred tax assets uncertain. The Company intends to maintain this valuation allowance on its deferred tax assets until there is sufficient evidence to support the realizability of those deferred tax assets.

Net Income per Diluted Share

Net income per diluted share was $0.09 for the three months ended June 30, 2022, compared to $0.41 for the three months ended June 30, 2021. Adjusted earnings per diluted share was $0.13 for the three months ended June 30, 2022, compared to $0.41 for the three months ended June 30, 2021.

Net income per diluted share was $0.23 for the six months ended June 30, 2022, compared to $0.77 for the six months ended June 30, 2021. Adjusted earnings per diluted share was $0.26 for the six months ended June 30, 2022, compared to $0.76 for the six months ended June 30, 2021.

We believe that each of the items below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net Income, as reported (GAAP)	$2,736	$11,989	$6,773	$22,611
Net Income per Diluted Share (GAAP)	$0.09	$0.41	$0.23	$0.77

Gross Margin Items:
Antidumping Adjustments[1]	896	—	719	(4,852)
Gross Margin Subtotal	896	—	719	(4,852)

SG&A Items:
Accrual for Legal Matters and Settlements[2]	—	—	—	5,672
Legal and Professional Fees[3]	—	206	—	316
SG&A Subtotal	—	206	—	5,988

Other Expense (Income) Items:
Antidumping Adjustments Interest[4]	61	—	(1)	(1,360)
Other (Expense) Income Subtotal	61	—	(1)	(1,360)

Adjusted Earnings	$3,693	$12,195	$7,491	$22,387
Adjusted Earnings per Diluted Share (a non-GAAP measure)	$0.13	$0.41	$0.26	$0.76

1,2,3,4,5,6    See the Gross Profit, SG&A and Other Expense (Income) sections above for more detailed explanations of these individual items. These items have been tax affected at the Company’s federal incremental rate, which was 26.4% for the 2022 period and 26.1% for the 2021 period.

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

Liquidity, Capital Resources and Cash Flows

Our strong balance sheet and liquidity provide us with the financial flexibility to fund our growth initiatives and position LL Flooring for long-term success. Our principal sources of liquidity at June 30, 2022 were $5.0 million of cash and cash equivalents on our balance sheet and $181.9 million of availability under our Revolving Loan. As of June 30, 2022, there was a $15.0 million outstanding balance on our Revolving Loan.

Our net cash flows used in operating activities were $76.0 million during the six months ended June 30, 2022, which was primarily the result of purchases of inventory ($106.0 million), redemption of customer deposits and store credits ($8.6 million), and payments for legal matters and settlements ($8.0 million), partially offset by increased accounts payable ($25.0 million) and net income ($6.8 million).

Through the six months ended June 30, 2022, net cash flows used in investing activities included $11.6 million in capital expenditures for store rebranding, opening six new stores and investments in digital. For 2022 we currently expect capital expenditure investments of $23 million to $25 million, including the opening of 20 to 22 new stores and the continuation of the investing activities described above.

On April 30, 2021 we entered into a Second Amendment to the Credit Agreement to extend the maturity date to April 30, 2026, convert the FILO Term Loan into the Revolving Credit Facility, decrease the margin for LIBOR Rate Loans, and reduce the LIBOR floor, which is described more fully in Item 1, Note 5 to the condensed consolidated financial statements.

The Company continues to navigate uncertainty in the macroeconomic environment related to inflation, consumer spending, global supply chain disruptions, COVID-19, and a challenging labor market. As of June 30, 2022, we have rebuilt inventory by more than $104 million after an extended period of supply chain constraints. We believe that cash flows from operations, together with cash on hand, and the liquidity under our Credit Agreement will be sufficient to meet our obligations, fund our settlements, operations, anticipated capital expenditures, and potential share repurchases for the next 12 months. We prepare our forecasted cash flow and liquidity estimates based on assumptions that we believe to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Merchandise Inventories

Merchandise inventories at June 30, 2022 increased $104.4 million from December 31, 2021 primarily due to increased purchases to replenish inventory as well as, to a lesser extent, inflation. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of June 30,	As of December 31,	As of June 30,
	2022	2021	2021

	(in thousands)
Inventory – Available for Sale	$314,124	$197,927	$190,916
Inventory – Inbound In-Transit	44,680	56,458	32,991
Total Merchandise Inventories	$358,804	$254,385	$223,907

Available Inventory Per Store	$719	$467	$459

Available inventory per store at June 30, 2022 was higher than at December 31, 2021 and June 30, 2021 as a result of rebuilding our inventory levels.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

The Company can be exposed to interest rate risk because of variable rate borrowings under the credit facility. To the extent the Company borrows at LIBOR, financial results are subject to changes in the market rate of interest as well as the expected transition from the LIBOR reference rate in 2022. As of June 30, 2022, we had $15 million outstanding under our Credit Agreement, which carried a weighted average interest rate of 4.7% repayable at any time. A hypothetical 1% increase in interest rates would cause an increase of $150 thousand of annual interest if outstanding for the full year.

We currently do not engage in any interest rate hedging activity. However, in the future, in an effort to mitigate losses associated with interest rate risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2022. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended June 30, 2022 (in thousands, except per share amounts):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[1,2]	per Share[1,2]	Programs[1]	Programs[1]
April 1, 2022 to April 30, 2022	106	$14.13	106	$48,506
May 1, 2022 to May 31, 2022	465	11.83	571	43,000
June 1, 2022 to June 30, 2022	—	—	571	43,000
Total	571	$12.25	571	$43,000
1	In February 2022, the Company’s board of directors raised its authorization for the repurchase of up to $50 million of the Company’s common stock. In April 2022, the Company resumed its share repurchase program. The Company made cash payments of $7 million to repurchase 571,332 shares under the share repurchase authorization during the three months ended June 30, 2022. There remains $43.0 million outstanding under the share repurchase authorization.
2	We also repurchased 8,314 shares of our common stock, at an average price of $11.63, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended June 30, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1	Form of Restricted Stock Unit Agreement (Non-Employee Director), effective May 18, 2022 (filed herewith).
10.2	Form of Restricted Stock Award Agreement (Non-Employee Director), effective May 18, 2022 (filed herewith).
31.1	Certification of Principal Executive Officer of LL Flooring Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of LL Flooring Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer of LL Flooring Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LL FLOORING HOLDINGS, INC.
(Registrant)

Date: August 2, 2022	By:	/s/ Nancy A. Walsh
Nancy A. Walsh
Chief Financial Officer (Principal Financial Officer)