Form 10-Q
period 2022-09-30
LL Flooring Holdings, Inc.
filed 2022-11-02
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 28, 2022, there are 29,301,879 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LL FLOORING HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2022

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

LL Flooring Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash and Cash Equivalents	$6,051	$85,189
Merchandise Inventories	365,622	254,385
Prepaid Expenses	11,200	9,160
Other Current Assets	16,673	11,094
Total Current Assets	399,546	359,828
Property and Equipment, net	100,555	96,926
Operating Lease Right-of-Use Assets	124,531	119,510
Goodwill	9,693	9,693
Net Deferred Tax Assets	11,285	11,336
Other Assets	6,209	8,599
Total Assets	$651,819	$605,892

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$62,103	$63,464
Customer Deposits and Store Credits	48,877	67,063
Accrued Compensation	7,592	10,128
Sales and Income Tax Liabilities	3,887	4,297
Accrual for Legal Matters and Settlements	22,881	33,611
Operating Lease Liabilities - Current	34,293	33,060
Other Current Liabilities	25,073	20,717
Total Current Liabilities	204,706	232,340
Other Long-Term Liabilities	6,965	4,268
Operating Lease Liabilities - Long-Term	100,861	97,163
Credit Agreement	69,000	—
Total Liabilities	381,532	333,771

Commitments and Contingencies

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 30,743 and 30,536 shares issued and 28,686 and 29,113 shares outstanding, respectively)	31	31
Treasury Stock, at cost (2,057 and 1,423 shares, respectively)	(153,284)	(145,337)
Additional Capital	230,918	227,804
Retained Earnings	192,622	189,623
Total Stockholders’ Equity	270,287	272,121
Total Liabilities and Stockholders’ Equity	$651,819	$605,892

See accompanying notes to condensed consolidated financial statements

LL Flooring Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net Sales
Net Merchandise Sales	$229,204	$240,802	$731,044	$750,388
Net Services Sales	39,617	41,427	115,766	116,675
Total Net Sales	268,821	282,229	846,810	867,063
Cost of Sales
Cost of Merchandise Sold	142,041	144,307	449,987	442,914
Cost of Services Sold	31,198	32,721	90,412	90,626
Total Cost of Sales	173,239	177,028	540,399	533,540
Gross Profit	95,582	105,201	306,411	333,523
Selling, General and Administrative Expenses	99,692	93,165	300,804	291,767
Operating (Loss) Income	(4,110)	12,036	5,607	41,756
Other Expense (Income)	646	18	830	(252)
(Loss) Income Before Income Taxes	(4,756)	12,018	4,777	42,008
Income Tax (Benefit) Expense	(982)	3,239	1,778	10,618
Net (Loss) Income and Comprehensive (Loss) Income	$(3,774)	$8,779	$2,999	$31,390

Net (Loss) Income per Common Share—Basic	$(0.13)	$0.30	$0.10	$1.08
Net (Loss) Income per Common Share—Diluted	$(0.13)	$0.30	$0.10	$1.06

Weighted Average Common Shares Outstanding:
Basic	28,668	29,082	28,859	28,984
Diluted	28,668	29,455	29,010	29,494

See accompanying notes to condensed consolidated financial statements

LL Flooring Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

							Total
	Common Stock		Treasury Stock		Additional	Retained	Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	Equity

June 30, 2021	29,063	$30	1,392	$(144,788)	$225,287	$170,536	$251,065
Stock-Based Compensation Expense	—	—	—	—	1,349	—	1,349
Release of Restricted Shares	26	—	—	—	—	—	—
Common Stock Repurchased	—	—	15	(290)	—	—	(290)
Net Income	—	—	—	—	—	8,779	8,779
September 30, 2021	29,089	$30	1,407	$(145,078)	$226,636	$179,315	$260,903

June 30, 2022	28,680	$31	2,053	$(153,244)	$230,086	$196,396	$273,269
Stock-Based Compensation Expense	—	—	—	—	832	—	832
Release of Restricted Shares	6	—	—	—	—	—	—
Common Stock Repurchased	—	—	4	(40)	—	—	(40)
Net Loss	—	—	—	—	—	(3,774)	(3,774)
September 30, 2022	28,686	$31	2,057	$(153,284)	$230,918	$192,622	$270,287

							Total
	Common Stock		Treasury Stock		Additional	Retained	Stockholders'
	Shares	Value	Shares	Value	Capital	Earnings	Equity

December 31, 2020	28,911	$30	1,318	$(142,977)	$222,628	$147,925	$227,606
Stock-Based Compensation Expense	—	—	—	—	3,945	—	3,945
Exercise of Stock Options	6	—	—	—	63	—	63
Release of Restricted Shares	172	—	—	—	—	—	—
Common Stock Repurchased	—	—	89	(2,101)	—	—	(2,101)
Net Income	—	—	—	—	—	31,390	31,390
September 30, 2021	29,089	$30	1,407	$(145,078)	$226,636	$179,315	$260,903

December 31, 2021	29,113	$31	1,423	$(145,337)	$227,804	$189,623	$272,121
Stock-Based Compensation Expense	—	—	—	—	2,818	—	2,818
Exercise of Stock Options	21	—	—	—	296	—	296
Release of Restricted Shares	123	—	—	—	—	—	—
Common Stock Repurchased	(571)	—	634	(7,947)	—	—	(7,947)
Net Income	—	—	—	—	—	2,999	2,999
September 30, 2022	28,686	$31	2,057	$(153,284)	$230,918	$192,622	$270,287

See accompanying notes to condensed consolidated financial statements

LL Flooring Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net Income	$2,999	$31,390
Adjustments to Reconcile Net Income:
Depreciation and Amortization	13,723	13,985
Deferred Income Taxes Provision	51	28
Income on Vouchers Redeemed for Legal Settlements	(1,051)	(1,183)
Stock-Based Compensation Expense	2,818	3,945
Provision for Inventory Obsolescence Reserves	742	1,784
Gain on Disposal of Fixed Assets	—	31
Changes in Operating Assets and Liabilities:
Merchandise Inventories	(113,828)	15,683
Accounts Payable	(1,619)	(17,277)
Customer Deposits and Store Credits	(18,186)	8,832
Accrued Compensation	(2,536)	(6,144)
Prepaid Expenses and Other Current Assets	(4,861)	(792)
Accrual for Legal Matters and Settlements	293	7,733
Payments for Legal Matters and Settlements	(8,123)	(101)
Other Assets and Liabilities	5,814	(7,634)
Net Cash (Used in) Provided by Operating Activities	(123,764)	50,280

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(16,787)	(12,276)
Proceeds from Disposal of Fixed Assets	64	58
Net Cash Used in Investing Activities	(16,723)	(12,218)

Cash Flows from Financing Activities:
Borrowings on Credit Agreement	201,000	—
Payments on Credit Agreement	(132,000)	(101,000)
Proceeds from the Exercise of Stock Options	296	64
Common Stock Repurchased	(7,947)	(2,101)
Other Financing Activities	—	(755)
Net Cash Provided by (Used in) Financing Activities	61,349	(103,792)
Net Decrease in Cash and Cash Equivalents	(79,138)	(65,730)
Cash and Cash Equivalents, Beginning of Year	85,189	169,941
Cash and Cash Equivalents, End of Year	$6,051	$104,211

Supplemental disclosure of non-cash operating and financing activities:
Relief of Inventory for Vouchers Redeemed for Legal Settlements	$1,849	$1,944
Tenant Improvement Allowance for Leases	(1,148)	(1,053)

See accompanying notes to condensed consolidated financial statements

LL Flooring Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except per share amounts)

Note 1.       Basis of Presentation

LL Flooring Holdings, Inc., formerly Lumber Liquidators Holdings, Inc., and its direct and indirect subsidiaries (collectively and, where applicable, individually, “LL Flooring” or the “Company”) engage in business as a multi-channel specialty retailer of hard-surface flooring, and hard-surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of hard-surface flooring including waterproof hybrid resilient, waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, tile, and cork, with a wide range of flooring enhancements and accessories to complement. The Company also provides in-home delivery and installation services to its customers. The Company primarily sells to consumers or to Pros on behalf of consumers through a network of store locations in metropolitan areas. At September 30, 2022, the Company’s 439 stores spanned 47 states in the United States (“U.S.”). In addition to the store locations, the Company’s products may be ordered, and customer questions/concerns addressed, through both its customer contact center in Richmond, Virginia, and its digital platform, LLFlooring.com.

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

Recognition of Net Sales

The Company generates revenues primarily by retailing merchandise in the form of hard-surface flooring and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Merchandise and services sales occur through the Company’s network of 439 stores across the U.S., a customer contact center, and its digital platform, LLFlooring.com. The Company’s agreements with its customers are of short duration (less than a year) and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

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

The following table shows the activity in this account for the periods noted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer Deposits and Store Credits, Beginning Balance	$(58,427)	$(67,731)	$(67,063)	$(61,389)
New Deposits	(276,235)	(304,604)	(884,551)	(935,576)
Recognition of Revenue	268,821	282,229	846,810	867,063
Sales Tax included in Customer Deposits	15,980	16,936	51,152	52,708
Other	984	2,949	4,775	6,973
Customer Deposits and Store Credits, Ending Balance	$(48,877)	$(70,221)	$(48,877)	$(70,221)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 90 days, subject to the discretion of the store manager. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels, and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company reduces revenue by the amount of expected returns and records it within “Other Current Liabilities” on the condensed consolidated balance sheet. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the “Other Current Assets” caption of the accompanying condensed consolidated balance sheet. This amount was $1.3 million at September 30, 2022. The Company recognizes sales commissions as incurred since the amortization period is less than one year.

In total, the Company offers hundreds of different flooring products; however, no single flooring product represented a significant portion of its sales mix. By major product category, the Company’s sales mix was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Manufactured Products[1]	$128,213	48%	$129,543	46%	$405,654	48%	$401,373	46%
Solid and Engineered Hardwood	62,838	23%	69,090	24%	203,785	24%	220,887	26%
Installation and Delivery Services	39,617	15%	41,427	15%	115,766	14%	116,675	13%
Moldings and Accessories and Other	38,153	14%	42,169	15%	121,605	14%	128,128	15%
Total	$268,821	100%	$282,229	100%	$846,810	100%	$867,063	100%

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

The Company offers a range of limited warranties for the durability of the finish on its prefinished products to its services provided. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. Warranty costs are recorded in cost of sales. The related reserve of $1.0 million at September 30, 2022, was recorded in “Other Current Liabilities” on the accompanying condensed consolidated balance sheet. The Company seeks recovery from its vendors and third-party independent contractors of installation services for certain amounts paid.

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

Note 3.       Stockholders’ Equity

Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (Loss) Income	$(3,774)	$8,779	$2,999	$31,390
Weighted Average Common Shares Outstanding—Basic	28,668	29,082	28,859	28,984
Effect of Dilutive Securities:
Common Stock Equivalents	—	373	151	510
Weighted Average Common Shares Outstanding—Diluted	28,668	29,455	29,010	29,494
Net (Loss) Income per Common Share—Basic	$(0.13)	$0.30	$0.10	$1.08
Net (Loss) Income per Common Share—Diluted	$(0.13)	$0.30	$0.10	$1.06

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock Options	633	222	448	167
Restricted Shares	503	280	365	100

Stock Repurchase Program

During the nine months ended September 30, 2022, the Company’s board of directors raised its authorization for the repurchase of up to $50.0 million of the Company’s common stock, and the Company resumed its share repurchase program. The Company made cash payments of $7.0 million to repurchase 571,332 shares under the share repurchase authorization during the nine months ended September 30, 2022. There remains $43.0 million outstanding under the share repurchase authorization.

Outside of the share repurchase program, during the nine months ended September 30, 2022, the Company repurchased $0.9 million, or 63,261 shares, of its common stock through the net settlement of shares issued as a result of the vesting of restricted shares.

Note 4.       Stock-based Compensation

The following table summarizes share activity related to employee stock options and restricted stock awards (“RSAs”):

		Restricted Stock
	Stock Options	Awards
Options Outstanding/Nonvested RSAs, December 31, 2021	625	631
Granted	175	400
Options Exercised/RSAs Released	(21)	(168)
Forfeited	(60)	(100)
Options Outstanding/Nonvested RSAs, September 30, 2022	719	763

The Company granted a target of 94,621 performance-based RSAs with a grant date fair value of $1.5 million during the nine months ended September 30, 2022 and a target of 47,768 performance-based RSAs with a grant date fair value of $1.1 million during the nine months ended September 30, 2021. The performance-based RSAs in both years were awarded to certain members of senior management in connection with the achievement of specific key financial metrics that will be measured over separate respective three-year periods and which will vest at the end of each respective three-year period if the respective performance conditions are met. In addition, the number of 2020 performance-based awards that will ultimately vest is also contingent upon the results of a relative total shareholder return multiple by the end of year three, the 2022 fiscal year. The Company assesses the probability of achieving these metrics on a quarterly basis. For these awards, the Company recognizes the fair value expense ratably over the performance and vesting period. These awards are included above in RSAs Granted.

Under the Company’s equity incentive plan, the Company’s non-employee directors are compensated with an annual RSA grant. The amount of outstanding nonvested RSAs granted to non-employee directors was 43,139 and 18,306 shares at September 30, 2022 and December 31, 2021, respectively. The Company also maintains the Outside Directors Deferral Plan under which each of the Company’s non-employee directors has the opportunity to elect annually to defer certain fees (which are payable in cash or in shares of Common Stock with a vesting period of at least one year) until departure from the board. A non-employee director may elect to defer up to 100% of his or her fees and have such fees invested in deferred stock units. Deferred stock units must be settled in common stock upon the director’s departure from the board. There were 234,401 and 177,448 deferred stock units outstanding at September 30, 2022 and December 31, 2021, respectively.

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

The Second Amendment decreased the margin for LIBOR Rate Loans (as defined in the Second Amendment) to a range of 1.25% to 1.75% over the applicable LIBOR Rate with respect to revolving loans (as defined in the Second Amendment) depending on the Company’s average daily excess borrowing availability, a decrease of 1.25% from rates prior to the Second Amendment. As previously stated, the FILO Term Loans were terminated by this Second Amendment. The amendment decreased the LIBOR Rate Floor from 1.00% to 0.25%. The Second Amendment also decreased the unused commitment fee of 0.50% per annum to 0.25% per annum on the average daily unused amount of the Revolving Credit Facility during the most recently completed calendar quarter. The weighted average interest rate applicable to the Company’s Revolving Credit Facility for the nine months ended September 30, 2022 was 4.6%.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective only when specified availability under the Revolving Credit Facility falls below the greater of $17.5 million or 10% of the Revolving Loan Cap (as defined in the Credit Agreement).

Except as set forth in the Second Amendment, all other terms and conditions of the Credit Agreement remain in place.

As of September 30, 2022, there was $69.0 million outstanding under the Revolving Credit Facility. The Company had $3.2 million in letters of credit which reduces its availability. As of September 30, 2022, there was $127.8 million of availability under the Revolving Credit Facility.

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

For the three months ended September 30, 2022, the Company recognized income tax benefit of $1.0 million, which represented an effective tax rate of 20.6%. For the three months ended September 30, 2021, the Company recognized income tax expense of $3.2 million, which represented an effective tax rate of 27.0%. The lower effective tax rate in the current period primarily reflects the greater impact of permanent items on the pretax ordinary loss.

For the nine months ended September 30, 2022, the Company recognized income tax expense of $1.8 million, which represented an effective tax rate of 37.2%. For the nine months ended September 30, 2021, the Company recognized income tax expense of $10.6 million, which represented an effective tax rate of 25.3%. The higher effective tax rate in the current period primarily reflects the greater impact of permanent items on the lower pretax ordinary income.

The Company has a valuation allowance recorded against certain of its net deferred tax assets of $2.4 million as of September 30, 2022, and December 31, 2021, because the jurisdiction and nature of the assets makes realization of these deferred tax assets uncertain. The Company intends to maintain this valuation allowance on its deferred tax assets until there is sufficient evidence to support the realizability of those deferred tax assets.

In February 2022, the Company received sales tax and use tax assessments from the Commonwealth of Virginia covering part of 2014 through 2017. The Company believes there are some factual errors, is disputing this assessment, and will defend itself vigorously in this matter. Given the uncertainty of the final resolution, the Company cannot reasonably estimate the loss or range of loss, if any, that may result from this action and therefore no specific accrual has been made related to this. Any losses could, potentially, have a material adverse effect, individually or collectively, on the Company’s results of operations, financial condition and liquidity.

Note 7.       Commitments and Contingencies

The following chart shows the activity related to the Balance Sheet “Accrual for Legal Matters and Settlements.” The matters themselves are described in greater detail in the paragraphs that follow the chart.

Litigation Matter Description	December 31, 2021 Accrual for Legal Matters and Settlements - Current	Accruals	Settlement Payments	Vouchers Redeemed	September 30, 2022 Accrual for Legal Matters and Settlements - Current
MDL	$10,656	$—	$—	$(1,231)	$9,425	[1]
Gold	14,885	—	—	(1,670)	13,215	[1]
Mason	7,000	129	(7,129)	—	—
Other Matters	1,070	164	(993)	—	241
	$33,611	$293	$(8,122)	$(2,901)	$22,881

Litigation Matter Description	December 31, 2020 Accrual for Legal Matters and Settlements - Current	Accruals	Settlement Payments	Vouchers Redeemed	September 30, 2021 Accrual for Legal Matters and Settlements - Current
MDL	$14,000	$—	$—	$(2,781)	$11,219
Gold	16,000	—	—	(346)	15,654
Mason	—	7,000	—	—	7,000
Other Matters	398	733	(101)	—	1,030
	$30,398	$7,733	$(101)	$(3,127)	$34,903
1	The remaining accrual will be fulfilled by redeeming vouchers as discussed below.

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

In the first quarter of 2022, the court gave final approval to the settlement. As a result of the final approval, the Company paid $7.0 million, plus an additional $0.1 million in taxes, in the second quarter of 2022 to a court appointed administrator who handles distribution to the plaintiffs. Any checks issued to the Collective Members and the New York Non Opt-Ins which are not cashed by March 1, 2023, will revert to the Company.

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

In December 2020, the Company began contacting individuals who constitute the Savidis Plaintiffs and offered individual settlements in satisfaction of their claims. In April 2021, the Company entered into a Memorandum of Understanding (“Savidis MOU”) with counsel for the lead plaintiffs in the Savidis matter. Under the terms of the Savidis MOU, the Company agreed to pay $0.9 million reduced by a credit of $0.1 million for amounts already paid to the individuals who accepted the Company’s prior settlement offer. In January 2022, the Court provided final approval of the settlement. In April 2022, the Company paid $0.8 million to a court appointed administrator who handles the distribution to the class members who did not opt out of participating in the settlement. Settlement checks were mailed to class members in May 2022, and the Company expects the Court to dismiss the matter during the fourth quarter of 2022.

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

Results by period for the Company are shown below. The “Total AD/CVD Receivable/Liability Balance as of September 30, 2022” represents the amount the Company would receive or pay (net of any collections or payments) as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. It does not include any initial amounts paid for AD or CVD in the current period at the in-effect rate at that time.

The Company recorded net interest expense related to antidumping of $0.05 million for the nine months ended September 30, 2022 compared to net interest income of $1.8 million for the nine months ended September 30, 2021. The amounts for both years are included in “Other Expense” on the condensed consolidated statements of income. The estimated associated interest payable and receivable for each period is not included in the table below but is included in the same financial statement line item on the Company’s condensed consolidated balance sheet as the associated liability and receivable balance for each period.

Antidumping
Review Period[1]	Period Covered	Rates at which Company Deposited	Final Rates	Other Current Assets	Other Assets	Other Current Liabilities	Other Long-Term Liabilities
1	May 2011 - Nov 2012	6.78% / 3.3%	0%[2]	$1,526	$-	$-	$-
2	Dec 2012 - Nov 2013	3.30%	3.92%[3]	-	-	(205)	-
3	Dec 2013 - Nov 2014	3.3% / 5.92%	0%[4]	1,821	-	-	-
6	Dec 2016 - Nov 2017	17.37% / 0.00%	42.57% / 0.0%[5]	503	-	-	(1,464)
7	Dec 2017 - Nov 2018	0.00%	0%[6]	-	-	-	-
8	Dec 2018 - Nov 2019	0.00%	0%[7]	-	-	-	-
9	Dec 2019 - Nov 2020	0.00%	39.27%[8]	-	-	-	(1,137)
Total AD Receivable/Liability Balance as of September 30, 2022				$3,850	$-	$(205)	$(2,601)

Countervailing
Review Period	Period Covered	Rates at which Company Deposited	Final Rates	Other Current Assets	Other Assets	Other Current Liabilities	Other Long-Term Liabilities
1 & 2	April 2011 - Dec 2012	1.50%	0.83% / 0.99%	$-	$243	$-	$-
3	Jan 2013 - Dec 2013	1.50%	1.38%	-	37	-	-
4	Jan 2014 - Dec 2014	1.50% / 0.83%	1.06%	-	16	-	-
5	Jan 2015 - Dec 2015	0.83% / 0.99%	0.11% / 0.85%[9]	73	-	-	-
6	Jan 2016 - Dec 2016	0.99% / 1.38%	3.10% / 2.96%[10]	-	-	(38)	-
7	Jan 2017 - Dec 2017	1.38% / 1.06%	20.75%[11]	-	-	-	(1,651)
8	Jan 2018 - Dec 2018	1.06%	6.13%[12]	-	-	-	(287)
9	Jan 2019 - Dec 2019	0.00% / 0.85% / 2.96%	3.36% / 9.85%[13]	-	-	-	(81)
Total CVD Receivable/Liability Balance as of September 30, 2022				$73	$296	$(38)	$(2,019)
1	The fourth and fifth annual antidumping review periods have been settled and are no longer included on the chart above.

2	In the first quarter of 2022, pursuant to the Court of International Trade (“CIT”) order on appeal the DOC recalculated the final rates for the first annual review period at 0.0%. As a result, the Company recorded an additional $0.2 million receivable with a corresponding reduction of cost of sales during the first quarter of 2022.

3	In the second quarter of 2020, on appeal the DOC offered to reduce the rate for the second annual review period to 3.92% from 13.74%. The reduced rate was accepted by the CIT in the fourth quarter of 2020, and the Company reversed $3.9 million of its $4.1 million liability, with a corresponding reduction of cost of sales.

4	In the third quarter of 2020, on appeal the DOC offered to reduce the rate for the third annual review period to 0.0% from 17.37%. The reduced rate was accepted by the CIT in the first quarter of 2021, and the Company reversed the entire $4.7 million liability, with a corresponding reduction of cost of sales, and recorded a $1.8 million receivable and favorable adjustment to cost of sales for deposits made at previous preliminary rates.

5	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 42.57% and 0% depending on the vendor. As a result, the Company recorded a liability of $0.8 million with a corresponding reduction of cost of sales during the year ended December 31, 2019. The Company received payments during 2019 for its vendor with a final rate of 0.0% and the remaining balance of $0.5 million as of June 30, 2021 was included in other current assets on the condensed consolidated balance sheet. The vendors with a final rate of 42.57% are under appeal and the balance of $1.5 million as of September 30, 2022 was included in other long-term liabilities on the condensed consolidated balance sheet.

6	In the fourth quarter of 2021, the DOC issued a final rate of 0.0% for the seventh annual review period. The final rate is currently under appeal.

7	In the fourth quarter of 2021, the DOC issued a final rate of 0.0% for the eighth annual review period. The final rate is currently under appeal.

8	In the second quarter of 2022, the DOC issued the final rate for the ninth annual review period at 39.27%. As a result, the Company recorded a $1.1 million liability with a corresponding increase in cost of sales during the second quarter of 2022. The final rate is currently under appeal.

9	In the second quarter of 2018, the DOC issued the final rates for the fifth annual review period at 0.11% and 0.85% depending on the vendor. As a result, in the second quarter of 2018, the Company recorded a receivable of $0.1 million for deposits made at previous preliminary rates, with a corresponding reduction of cost of sales.

10	In the third quarter of 2019, the DOC issued the final rates for the sixth annual review period at 3.1% and 2.96% depending on the vendor. As a result, the Company recorded a liability of $0.4 million with a corresponding reduction of cost of sales during the year ended December 31, 2019. As of September 30, 2022, the remaining liability balance was $38.3 thousand.

11	In the fourth quarter of 2020, the DOC issued the final rate 20.75% for the seventh annual review period. As a result, the Company recorded a liability of $1.7 million with a corresponding increase to cost of sales during the year ended December 31, 2020. The final rate is currently under appeal.

12	In October 2021, the DOC issued the final rate of 6.13% for the eighth annual review period. As a result, in October 2021 the Company recorded a $0.3 million liability with a corresponding increase in cost of sales. The final rate is currently under appeal.

13	In the second quarter of 2022, the DOC issued the final rates for the ninth annual review period at 3.36% and 9.85% depending on the vendor. As a result, the Company recorded a liability of $0.1 million with a corresponding increase in cost of sales in the second quarter of 2022. The final rate is currently under appeal.

Litigation Relating to Bamboo Flooring

In 2019, the Company finalized a settlement agreement to resolve claims related to Morning Star bamboo flooring (the “Gold Litigation”). Under the terms of the settlement agreement, the Company contributed $14.0 million in cash (the “Gold Cash Payment”) and provided $16.0 million in store-credit vouchers, for an aggregate settlement of up to $30.0 million. Cash and vouchers, which generally have a three-year life, were distributed by the administrator in 2021. The Company will monitor and evaluate the redemption of vouchers on a quarterly basis. The Company’s current expectation is that recipients bargained for this compensation as part of the settlement and therefore will redeem their voucher for product as intended.

As of September 30, 2022, the remaining accrual related to these matters was $13.2 million for vouchers. As $1.7 million of vouchers were redeemed during the first nine months of 2022, the Company relieved the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.6 million was recorded as a reduction in “Selling, General and Administrative Expenses” (“SG&A”) on the condensed consolidated statement of operations. The Company included those amounts in “Gold” in the chart above.

Litigation Related to Formaldehyde-Abrasion MDLs

In 2018, the Company entered into a settlement agreement to resolve claims related to Chinese-manufactured laminate products (the “Formaldehyde-Abrasion MDL”). Under the terms of the settlement agreement, the Company funded $22.0 million in cash and provided $14.0 million in store-credit vouchers for an aggregate settlement amount of $36.0 million to settle claims. Cash and vouchers, which generally have a three-year life, were distributed by the administrator in the fourth quarter of 2020. The Company will monitor and evaluate the redemption of vouchers on a quarterly basis. The Company’s current expectation is that recipients bargained for this compensation as part of the settlement and therefore will redeem their voucher for product as intended.

As of September 30, 2022, the remaining accrual related to these matters was $9.4 million for vouchers. As $1.2 million of vouchers were redeemed during the first nine months of 2022, the Company relieved the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.5 million was recorded as a reduction in “Selling, General and Administrative Expenses” (“SG&A”) on the condensed consolidated statement of operations. The Company included those amounts in “MDL” in the chart above.

Section 301 Tariffs

Since September 2018, pursuant to Section 301 of the Trade Act of 1974, the United States Trade Representative (“USTR”) has imposed tariffs on certain goods imported from China over four tranches (“Lists”).

Products imported by the Company fall within Lists 3 and 4a for which tariffs range from 10% to 25%. On September 10, 2020 several importers of vinyl flooring filed a lawsuit with the Court of International Trade (“CIT”) challenging the Section 301 tariffs under Lists 3 and 4a. The Company has also filed a companion case at the CIT challenging the legitimacy of the USTR’s actions. On April 1, 2022 the CIT remanded the matter back to the USTR to explain its process for considering objections to the 301 tariffs and to reply to the CIT by June 30, 2022. Based on a USTR request, this deadline was extended to August 1, 2022. On August 1, 2022 the USTR filed its remand comments as well as a request to supplement the record. On September 14, 2022, the Company filed their response to the USTR’s August 1, 2022 remand determination pursuant to the CIT April 1, 2022 order. The USTR has until October 28, 2022 to address the Company’s response. The ruling will rest with the CIT upon review of the USTR’s remand. The Company is unable to predict the timing or outcome of the ruling by the USTR and/or CIT. If these appeals are successful, the Company should qualify for refunds on these Section 301 tariffs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact on us of any of the following:

●	reduced consumer spending due to inflation, higher interest rates, and consumer sentiment;
●	our advertising and overall marketing strategy, including anticipating consumer trends;
●	a sustained period of inflation impacting product costs;
●	transportation availability and costs;
●	inability to execute on our key initiatives or such key initiatives do not yield desired results;
●	our, and our suppliers’, compliance with complex and evolving rules, regulations, and laws at the federal, state, and local level;
●	potential disruptions to supply chain related to forced labor and other trade regulations;
●	inability to hire and/or retain employees;
●	obtaining products from abroad, including the effects of the COVID-19 pandemic and tariffs, delays in shipping, as well as the effects of antidumping and countervailing duties;
●	inability to staff stores due to the COVID-19 pandemic and the overall pressures in the labor market;
●	the outcomes of legal proceedings, and the related impact on liquidity;
●	the impact of the war in Ukraine on transportation costs and the Company’s European suppliers;
●	reputational harm;
●	disruptions due to cybersecurity threats, including any impacts from a network security incident;
●	inability to open new stores, find suitable locations for new stores, and fund capital expenditures;
●	managing growth;
●	damage to our assets;
●	disruption to our ability to distribute our products, including due to severe weather;

●	operating an office in China;
●	managing third-party installers and product delivery companies;
●	renewing store, warehouse, or other corporate leases;
●	having sufficient suppliers;
●	product liability claims, marketing substantiation claims, wage and hour claims, employment classification claims and other labor and employment claims;
●	maintaining optimal inventory for consumer demand;
●	availability of suitable hardwood, including due to disruptions from the impacts of severe weather;
●	sufficient insurance coverage, including cybersecurity insurance;
●	access to and costs of capital;
●	the handling of confidential customer information, including the impacts from the California Consumer Privacy Act and other applicable data privacy laws and regulations;
●	management information systems disruptions;
●	alternative e-commerce offerings;
●	competition;
●	impact of changes in accounting and regulatory guidance, including implementation guidelines and interpretations related to Environmental, Social, and Governance (“ESG”) matters;
●	internal controls;
●	stock price volatility; and
●	anti-takeover provisions.

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

Overview

LL Flooring is one of the leading specialty retailers of hard-surface flooring in the U.S. with 439 stores as of September 30, 2022. Our Company seeks to offer the best customer experience online and in stores, with more than 500 varieties of hard-surface floors featuring a range of quality styles and on-trend designs. Our online tools also help empower customers to find the right solution for the space they’ve envisioned. Our extensive selection includes waterproof hybrid resilient, waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, tile, and cork, with a wide range of flooring enhancements and accessories to complement. Our stores are staffed with flooring experts who provide advice, Pro partnership services and installation options for all of our products, the majority of which is in stock and ready for delivery. Our vision is to be customers’ first choice in hard-surface flooring by providing the best experience, from start to finish. We offer a wide selection of high-quality, locally stocked products and the accessible flooring expertise and service of a local store, with the scale, omni-channel convenience and value of a national chain. We plan to leverage this advantage to differentiate ourselves in the highly fragmented flooring market.

To supplement the financial measures prepared in accordance with U.S. generally accepted accounting principles (GAAP), the Company uses the following non-GAAP financial measures: (i) Adjusted Gross Profit; (ii) Adjusted Gross Margin; (iii) Adjusted SG&A; (iv) Adjusted SG&A as a Percentage of Net Sales; (v) Adjusted Operating (Loss) Income; (vi) Adjusted Operating (Loss) Margin; (vii) Adjusted Other Expense (Income); (viii) Adjusted Other Expense (Income) as a Percentage of Net Sales; (ix) Adjusted (Loss) Earnings; and (x) Adjusted (Loss) Earnings per Diluted Share. These non-GAAP financial measures should be viewed in addition to, and not in lieu of, financial measures calculated in accordance with GAAP. These supplemental measures may vary from, and may not be comparable to, similarly titled measures by other companies.

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

Third Quarter Financial Highlights

●	Net sales of $268.8 million decreased $13.4 million, or 4.8%, from the third quarter of 2021, primarily due to continued lower consumer spending versus last year, which more than offset just under double-digit growth in sales to Pro customers.
●	Comparable store sales decreased 7.3% from the third quarter of 2021. The year-over-year decrease in comparable store sales primarily reflected the same drivers as the change in net sales.
●	Gross margin and adjusted gross margin (a non-GAAP measure) of 35.6% decreased 170 basis points as a percentage of sales compared to the same period last year, primarily reflecting significantly higher material and transportation costs (collectively up more than 800 basis points) that the Company was able to partially mitigate through pricing, promotion and alternative country/vendor sourcing strategies.
●	SG&A expense as a percentage of net sales of 37.1% increased 410 basis points compared to the third quarter of last year. Adjusted SG&A expense (a non-GAAP measure) as a percentage of net sales of 37.1% increased 400 basis points compared to the third quarter of last year, primarily driven by investments to support the Company’s long-term growth, continued investment in customer facing and distribution center personnel, and deleverage on lower net sales.
●	Operating margin of (1.5%) decreased 580 basis points compared to the third quarter of last year. Adjusted operating margin (a non-GAAP measure) of (1.6%) decreased 570 basis points compared to the third quarter of last year, primarily reflecting increased SG&A as a percentage of net sales and lower gross margin.
●	Loss per diluted share of $0.13 decreased $0.43 compared to the third quarter of last year. Adjusted loss per diluted share (a non-GAAP measure) of $0.14 decreased $0.42 compared to the third quarter of last year.
●	During the third quarter, the Company opened two new stores, bringing total store count to 439 as of September 30, 2022.

Other Items

Liquidity and Credit Agreement

As of September 30, 2022, we had liquidity of $133.9 million, consisting of excess availability under our Credit Agreement of $127.8 million, and cash and cash equivalents of $6.1 million. This represents a decrease in liquidity of $93.3 million from December 31, 2021, reflecting the Company’s goal to rebuild inventories in 2022 following COVID-19 related supply chain constraints. During the first nine months of the year, the Company rebuilt its inventory by more than $111.2 million.

In February 2022, the Company’s board of directors raised its authorization for the repurchase of up to $50.0 million of the Company’s common stock from the previous $14.0 million authorized. In April 2022, the Company resumed its share repurchase program. The Company has repurchased $7.0 million under that program, underscoring its confidence in its long-term net sales and profitability growth.

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

Impact of Macroeconomic Environment

We continue to navigate uncertainty in the macroeconomic environment related to inflation, higher interest rates, lower existing home sales, a shift in COVID-19 spend from home remodeling to travel and entertainment, and economic and employment uncertainty. We anticipate material and transportation costs to remain inflated, exacerbated by the war in Ukraine, throughout 2022. We are also monitoring the impact of inflation on consumer purchasing trends as it could affect our prices, demand for our products, our sales and our profit margins.

Section 301 Tariffs

The Company’s financial statements have been impacted by Section 301 tariffs on certain products imported from China in recent years. The tariffs flow through the income statement as the product is sold. The Company has deployed strategies to mitigate tariffs and improve gross margin, primarily through adjusting its pricing and promotion strategies and alternative country sourcing. During the third quarter of 2022, the Company reduced the percentage of merchandise receipts subject to Section 301 tariffs to 16% from 22% during the third quarter of 2021.

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

			% Improvement
	% of Net Sales		(Decline) in
	Three Months Ended September 30,		Dollar Amounts
	2022	2021	2022 VS 2021
Net Sales
Net Merchandise Sales	85.3%	85.3%	(4.8)%
Net Services Sales	14.7%	14.7%	(4.4)%
Total Net Sales	100.0%	100.0%	(4.8)%
Gross Profit	35.6%	37.3%	(9.1)%
Selling, General, and Administrative Expenses	37.1%	33.0%	7.0%
Operating (Loss) Income	(1.5)%	4.3%	(134.1)%
Other Expense	0.2%	0.0%	3,488.9%
(Loss) Income Before Income Taxes	(1.8)%	4.3%	(139.6)%
Income Tax (Benefit) Expense	(0.4)%	1.2%	(130.3)%
Net (Loss) Income	(1.4)%	3.1%	(143.0)%

			% Improvement
	% of Net Sales		(Decline) in
	Nine Months Ended September 30,		Dollar Amounts
	2022	2021	2022 VS 2021
Net Sales
Net Merchandise Sales	86.3%	86.5%	(2.6)%
Net Services Sales	13.7%	13.5%	(0.8)%
Total Net Sales	100.0%	100.0%	(2.3)%
Gross Profit	36.2%	38.5%	(8.1)%
Selling, General, and Administrative Expenses	35.5%	33.7%	3.1%
Operating Income	0.7%	4.8%	(86.6)%
Other Expense (Income)	0.1%	(0.0)%	(429.4)%
Income Before Income Taxes	0.6%	4.8%	(88.6)%
Income Tax Expense	0.2%	1.2%	(83.3)%
Net Income	0.4%	3.6%	(90.4)%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
SELECTED SALES DATA
Average Sale[1]	$1,850	$1,625	$1,799	$1,530
Comparable Stores (Decrease) Increase[2]	(7.3)%	(4.5)%	(4.6)%	9.8%
Transaction Count Decrease[3]	(21.1)%	(23.5)%	(19.4)%	(9.4)%
Average Retail Price per Unit Sold Increase[4]	13.4%	6.8%	12.7%	7.9%

Number of Stores Open, end of period	439	422	439	422
Number of Stores Opened in Period, net	2	6	15	12
Number of Stores Relocated in Period[5]	—	—	1	—
1	Average sale is defined as the average invoiced sales order, measured quarterly, excluding returns as well as transactions under $100 (which are generally sample orders or add-on/accessories to existing orders).

2	A store is generally considered comparable on the first day of the thirteenth full calendar month after opening.
3	Transaction count is calculated by applying the average sale to total net sales at comparable stores.
4	Average retail price per unit (square feet for flooring and other units of measures for moldings and accessories) sold is calculated on a total company basis and excludes non-merchandise revenue.
5	A relocated store remains a comparable store as long as it is relocated within the primary trade area.

Net Sales

Third quarter 2022 net sales of $268.8 million decreased $13.4 million, or 4.8%, versus the third quarter of 2021. Net merchandise sales and net service sales decreased 4.8% and 4.4%, respectively, over the same period in 2021.

Average ticket increased 13.8%, primarily reflecting higher merchandise average ticket. The higher merchandise average ticket was driven primarily by pricing and promotion strategies as well as favorable product mix, reflecting the launch of our new Duravana performance flooring brand.

Comparable store sales for the third quarter of 2022 decreased 7.3% from the third quarter of 2021. Comparable store sales for the nine months ended September 30, 2022 decreased 4.6% from the same period in 2021. The decline in comparable store sales was due primarily to continued lower consumer spending versus last year, which more than offset just under double-digit growth in sales to Pro customers. The year-over-year decrease in consumer sales reflected continued pressures on consumer discretionary spending from inflation, higher interest rates, lower existing home sales, a shift in COVID-19 spend from home remodeling to travel and entertainment, and economic and employment uncertainty.

During the third quarter of 2022, the Company opened two new stores bringing the total store count to 439 as of September 30, 2022.

Net sales for the nine months ended September 30, 2022 decreased 2.3% from the nine months ended September 30, 2021. Net merchandise sales and net service sales decreased 2.6% and 0.8%, respectively, over the same period in 2021.

Gross Profit

Gross profit decreased 9.1% in the third quarter of 2022 to $95.6 million from $105.2 million in the comparable period in 2021, and gross margin decreased 170 basis points to 35.6% in the third quarter of 2022 from 37.3% in the third quarter of 2021. Adjusted gross margin (a non-GAAP measure) of 35.6% decreased 170 basis points compared to the same period last year, primarily reflecting significantly higher material and transportation costs (collectively up more than 800 basis points) that the Company was able to partially mitigate through pricing, promotion and alternative country/vendor sourcing strategies.

Gross profit decreased 8.1% in the first nine months of 2022 to $306.4 million from $333.5 million in the comparable period in 2021 and gross margin decreased 230 basis points to 36.2% in the first nine months of 2022 from 38.5% in the first nine months of 2021. For the first nine months of 2022, the Company reported an unfavorable $1.0 million impact from antidumping duty rate changes, compared to income of $6.6 million in the prior-year period. Excluding these items as shown on the table that follows, adjusted gross margin (a non-GAAP measure) of 36.3% decreased 140 basis points compared to the same period last year, primarily reflecting significantly higher transportation and material costs (collectively up more than 1,100 basis points) that the Company was able to partially mitigate by pricing, promotion and alternative country/vendor sourcing strategies.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
Gross Profit/Margin, as reported (GAAP)	$95,582	35.6%	$105,201	37.3%	$306,411	36.2%	$333,523	38.5%

Antidumping Adjustments[1]	—	—%	—	—%	977	0.1%	(6,566)	(0.8)%

Adjusted Gross Profit/Margin (non-GAAP measures)	$95,582	35.6%	$105,201	37.3%	$307,388	36.3%	$326,957	37.7%
1	Represents antidumping expense associated with applicable prior-year shipments of engineered hardwood from China.

Selling, General and Administrative Expenses

SG&A expense for the third quarter of 2022 increased $6.5 million to $99.7 million, or 37.1% of sales, compared to $93.2 million, or 33.0% of sales, in the third quarter of 2021. Adjusted SG&A (a non-GAAP measure) for the third quarter of 2022 was $99.8 million, compared to $93.5 million in the third quarter of 2021. As a percentage of sales, adjusted SG&A increased 400 basis points, to 37.1% of sales, compared to 33.1% for the third quarter in 2021, which is primarily driven by investments to support the Company’s long-term growth, continued investment in customer facing and distribution center personnel, and deleverage on lower net sales. During the third quarter, we also implemented cost savings measures including a moderate reduction of headcount and a delayed cadence of hiring at our corporate office.

SG&A expense for the first nine months of 2022 increased $9.0 million to $300.8 million, or 35.5% of sales, compared to $291.8 million, or 33.7% of sales, in the first nine months of 2021. SG&A in the first nine months of 2022 and 2021 included certain costs related to legal matters and settlements. Excluding these items as shown in the table that follows, adjusted SG&A (a non-GAAP measure) for the first nine months of 2022 was $301.0 million, compared to $284.0 million in the first nine months of 2021. As a percentage of sales, adjusted SG&A (a non-GAAP measure) increased 270 basis points, to 35.5% of sales, compared to 32.8% for the first nine months in 2021, reflecting the same drivers as the quarter. The Company redeemed $2.9 million and $3.1 million of MDL and Gold vouchers during the first nine months of 2022 and 2021, respectively, and relieved the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $1.1 million in 2022 and $1.2 million in 2021 -- was recorded as a reduction in SG&A expense.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
SG&A, as reported (GAAP)	$99,692	37.1%	$93,165	33.0%	$300,804	35.5%	$291,767	33.7%

(Recovery) Accrual for Legal Matters and Settlements[2]	(150)	(0.1)%	(400)	(0.1)%	(150)	(0.0)%	7,275	0.8%
Legal and Professional Fees[3]	—	—%	43	0.0%	—	—%	470	0.1%
Sub-Total Items above	(150)	(0.1)%	(357)	(0.1)%	(150)	(0.0)%	7,745	0.9%

Adjusted SG&A (a non-GAAP measure)	$99,842	37.1%	$93,522	33.1%	$300,954	35.5%	$284,022	32.8%
2	The 2022 amount represents insurance recovery related to the Gold Litigation recorded in the third quarter of 2022. The 2021 amounts represent the charge to earnings for the Mason and Savidis matters in the first quarter of 2021 and a $0.4 million insurance recovery related to the MDL matter in the third quarter of 2021. These items are described more fully in Item 1, Note 7 to the condensed consolidated financial statements.
3	Represents charges to earnings related to our defense of certain significant legal actions during the period. This does not include all legal costs incurred by the Company.

Operating (Loss) Income and Operating Margin

Operating loss was $4.1 million for the third quarter of 2022 compared to operating income of $12.0 million for the third quarter of 2021. Adjusted operating loss (a non-GAAP measure) in the third quarter of 2022 was $4.3 million, down $15.9 million from operating income of $11.7 million in the prior-year period. As a percentage of net sales, adjusted operating margin (a non-GAAP measure) for the third quarter of 2022 was (1.6)%, down 570 basis points from 4.1% in the third quarter of 2021, which reflected the increased selling, general and administrative expenses and decreased gross margin as described in the above sections.

Operating income was $5.6 million for the first nine months of 2022 compared to $41.8 million for the first nine months of 2021. Adjusted operating income (a non-GAAP measure) in the first nine months of 2022 was $6.4 million, down $36.5 million from the $42.9 million for the prior-year period. As a percentage of net sales, adjusted operating margin (a non-GAAP measure) for the first nine months of 2022 was 0.8%, down 420 basis points from 5.0% in the first nine months of 2021, which reflected the increased selling, general and administrative expenses and decreased gross margin as described in the above sections.

We believe that the following items set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
Operating (Loss) Income, as reported (GAAP)	$(4,110)	(1.5)%	$12,036	4.3%	$5,607	0.7%	$41,756	4.8%

Gross Margin Items:
Antidumping Adjustments[1]	—	—%	—	—%	977	0.1%	(6,566)	(0.8)%
Gross Margin Subtotal	—	—%	—	—%	977	0.1%	(6,566)	(0.8)%

SG&A Items:
(Recovery) Accrual for Legal Matters and Settlements[2]	(150)	(0.1)%	(400)	(0.1)%	(150)	(0.0)%	7,275	0.8%
Legal and Professional Fees[3]	—	—%	43	0.0%	—	—%	470	0.1%
SG&A Subtotal	(150)	(0.1)%	(357)	(0.1)%	(150)	(0.0)%	7,745	0.9%

Adjusted Operating (Loss) Income/Margin (a non-GAAP measure)	$(4,260)	(1.6)%	$11,679	4.1%	$6,434	0.8%	$42,935	5.0%

1,2,3    See the Gross Profit and SG&A sections above for more detailed explanations of these individual items.

Other Expense (Income)

In the third quarter of 2022, we had other expense of $0.6 million compared to other expense of $18.0 thousand for the third quarter of 2021. Adjusted other expense (a non-GAAP measure) was $0.6 million for the third quarter of 2022, which is an increase of $0.6 million compared to the third quarter of 2021 driven by interest expense on borrowings under our Credit Agreement compared to no borrowings during the prior period.

The Company had other expense of $0.8 million for the first nine months of 2022 compared to other income of $0.3 million for the comparable period in 2021. While both years included interest on borrowings on our Credit Agreement, during the second quarter of 2021, the Company repaid all borrowings under our Credit Agreement, minimalizing interest expense for the first nine months of 2021.

Adjusted other expense (a non-GAAP measure) was $0.8 million for the first nine months of 2022, which is a decrease of $0.8 million compared to the first nine months of 2021 due to the interest impact related to antidumping adjustments. Adjusted Other Expense reflects favorable adjustments of $1.7 thousand and $1.8 million in 2022 and 2021 for the reversal of interest expense associated with an antidumping duty rate refund.

We believe that the following item set forth in the table below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

	(dollars in thousands)				(dollars in thousands)
Other Expense (Income), as reported (GAAP)	$646	0.2%	$18	0.0%	$830	0.1%	$(252)	(0.0)%

Interest Impact Related to Antidumping Adjustments[4]	—	—%	—	—%	(2)	(0.0)%	(1,841)	(0.2)%
Sub-Total Items above	—	—%	—	—%	(2)	(0.0)%	(1,841)	(0.2)%

Adjusted Other Expense/Adjusted Other Expense as a % of Sales (a non-GAAP measure)	$646	0.2%	$18	0.0%	$832	0.1%	$1,589	0.2%
4	Represents the interest income impact of certain antidumping adjustments related to applicable prior-year shipments of engineered hardwood from China.

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

For the three months ended September 30, 2022, the Company recognized income tax benefit of $1.0 million, which represented an effective tax rate of 20.6%. For the three months ended September 30, 2021, the Company recognized income tax expense of $3.2 million, which represented an effective tax rate of 27.0%. The lower effective tax rate in the current period primarily reflects the greater impact of permanent items on the pretax ordinary loss.

For the nine months ended September 30, 2022, the Company recognized income tax expense of $1.8 million, which represented an effective tax rate of 37.2%. For the nine months ended September 30, 2021, the Company recognized income tax expense of $10.6 million, which represented an effective tax rate of 25.3%. The higher effective tax rate in the current period primarily reflects the greater impact of permanent items on the lower pretax ordinary income.

The Company has a valuation allowance recorded against certain of its net deferred tax assets of $2.4 million as of September 30, 2022, and December 31, 2021, because the jurisdiction and nature of the assets makes realization of these deferred tax assets uncertain. The Company intends to maintain this valuation allowance on its deferred tax assets until there is sufficient evidence to support the realizability of those deferred tax assets.

Net (Loss) Income per Diluted Share

Net loss per diluted share was $0.13 for the three months ended September 30, 2022, compared to net income per diluted share of $0.30 for the three months ended September 30, 2021. Adjusted loss per diluted share was $0.14 for the three months ended September 30, 2022, compared to net income per diluted share of $0.29 for the three months ended September 30, 2021.

Net income per diluted share was $0.10 for the nine months ended September 30, 2022, compared to $1.06 for the nine months ended September 30, 2021. Adjusted earnings per diluted share was $0.12 for the nine months ended September 30, 2022, compared to $1.05 for the nine months ended September 30, 2021.

We believe that each of the items below can distort the visibility of our ongoing performance and that the evaluation of our financial performance can be enhanced by use of supplemental presentation of our results that exclude the impact of these items.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net (Loss) Income, as reported (GAAP)	$(3,774)	$8,779	$2,999	$31,390
Net (Loss) Income per Diluted Share (GAAP)	$(0.13)	$0.30	$0.10	$1.06

Gross Margin Items:
Antidumping Adjustments[1]	—	—	719	(4,846)
Gross Margin (Loss) Subtotal	—	—	719	(4,846)

SG&A Items:
(Recovery) Accrual for Legal Matters and Settlements[2]	(110)	(295)	(110)	5,369
Legal and Professional Fees[3]	—	32	—	347
SG&A Subtotal	(110)	(263)	(110)	5,716

Other Expense (Income) Items:
Interest Impact Related to Antidumping Adjustments[4]	—	—	(1)	(1,359)
Other Expense (Income) Subtotal	—	—	(1)	(1,359)

Adjusted (Loss) Earnings	$(3,884)	$8,516	$3,607	$30,901
Adjusted (Loss) Earnings per Diluted Share (a non-GAAP measure)	$(0.14)	$0.29	$0.12	$1.05

1,2,3,4    See the Gross Profit, SG&A and Other Expense (Income) sections above for more detailed explanations of these individual items. These items have been tax affected at the Company’s incremental rate, which was 26.4% for the 2022 period and 26.2% for the 2021 period.

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

Liquidity, Capital Resources and Cash Flows

Our strong balance sheet and liquidity provide us with the financial flexibility to fund our growth initiatives and position LL Flooring for long-term success. Our principal sources of liquidity at September 30, 2022 were $6.1 million of cash and cash equivalents on our balance sheet and $127.8 million of availability under our Revolving Loan. As of September 30, 2022, there was a $69.0 million outstanding balance on our Revolving Loan.

Our net cash flows used in operating activities were $123.8 million during the nine months ended September 30, 2022, which was primarily the result of purchases of inventory ($113.8 million), redemption of customer deposits and store credits ($18.2 million), and payments for legal matters and settlements ($8.1 million).

Through the nine months ended September 30, 2022, net cash flows used in investing activities included $16.8 million in capital expenditures for store rebranding, opening 15 new stores and investments in digital. For 2022 we currently expect capital expenditure investments of $20 million to $22 million, including the opening of 18 new stores and the continuation of the investing activities described above.

On April 30, 2021 we entered into a Second Amendment to the Credit Agreement to extend the maturity date to April 30, 2026, convert the FILO Term Loan into the Revolving Credit Facility, decrease the margin for LIBOR Rate Loans, and reduce the LIBOR floor, which is described more fully in Item 1, Note 5 to the condensed consolidated financial statements.

The Company continues to navigate uncertainty in the macroeconomic environment related to inflation, higher interest rates, lower existing home sales, a shift in COVID-19 spend from home remodeling to travel and entertainment, and economic and employment uncertainty. As of September 30, 2022, we have rebuilt inventory by more than $111.2 million after an extended period of supply chain constraints. We believe that cash flows from operations, together with cash on hand, and the liquidity under our Credit Agreement will be sufficient to meet our obligations, fund our settlements, operations, anticipated capital expenditures, and potential share repurchases for the next 12 months. We prepare our forecasted cash flow and liquidity estimates based on assumptions that we believe to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Merchandise Inventories

Merchandise inventories at September 30, 2022 increased $111.2 million from December 31, 2021 primarily due to increased purchases to replenish inventory to support the Company’s strategy to place inventory close to its customers and to support new stores, as well as, to a lesser extent, inflation. The Company believes that it has rebuilt a solid mix of quality flooring inventory that is largely evergreen in nature. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

Merchandise inventories and available inventory per store in operation were as follows:

	As of September 30,	As of December 31,	As of September 30,
	2022	2021	2021

	(in thousands)
Inventory – Available for Sale	$334,808	$197,927	$190,985
Inventory – Inbound In-Transit	30,814	56,458	34,013
Total Merchandise Inventories	$365,622	$254,385	$224,998

Available Inventory Per Store	$763	$467	$453

Available inventory per store at September 30, 2022 was higher than at December 31, 2021 and September 30, 2021 due to the same drivers as the increase in merchandise inventories, partially offset by the opening of new stores.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

The Company can be exposed to interest rate risk because of variable rate borrowings under the credit facility. To the extent the Company borrows at LIBOR, financial results are subject to changes in the market rate of interest as well as the expected transition from the LIBOR reference rate in 2022. As of September 30, 2022, we had $69.0 million outstanding under our Credit Agreement, which carried a weighted average interest rate of 4.6% repayable at any time. A hypothetical 1% increase in interest rates would cause an increase of $0.7 million of annual interest if outstanding for the full year.

We currently do not engage in any interest rate hedging activity. However, in the future, in an effort to mitigate losses associated with interest rate risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2022. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended September 30, 2022 (in thousands, except per share amounts):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[2]	per Share[2]	Programs	Programs[1]
July 1, 2022 to July 31, 2022	—	—	—	43,000
August 1, 2022 to August 31, 2022	—	—	—	43,000
September 1, 2022 to September 30, 2022	—	—	—	43,000
Total	—	$—	—	$43,000
1	In February 2022, the Company’s board of directors raised its authorization for the repurchase of up to $50.0 million of the Company’s common stock. In April 2022, the Company resumed its share repurchase program. The Company made cash payments of $7.0 million to repurchase 571,332 shares under the share repurchase authorization during the second quarter of 2022. There remains $43.0 million outstanding under the share repurchase authorization.
2	We also repurchased 3,963 shares of our common stock, at an average price of $10.23, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended September 30, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1	LL Flooring Holdings, Inc. Amended Outside Directors Deferral Plan (filed herewith).
31.1	Certification of Principal Executive Officer of LL Flooring Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of LL Flooring Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer of LL Flooring Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LL FLOORING HOLDINGS, INC.
(Registrant)

Date: November 1, 2022	By:	/s/ Nancy A. Walsh
Nancy A. Walsh
Chief Financial Officer (Principal Financial Officer)