Form 10-Q
period 2023-03-31
LL Flooring Holdings, Inc.
filed 2023-05-08
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023, there are 30,495,996 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LL FLOORING HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10‑Q

FOR THE QUARTER ENDED MARCH 31, 2023

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

LL Flooring Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

In Thousands

	March 31,	December 31,
	2023	2022
Assets
Current Assets:
Cash and Cash Equivalents	$6,977	$10,800
Merchandise Inventories	307,738	332,296
Prepaid Expenses	10,443	9,054
Other Current Assets	14,441	17,598
Total Current Assets	339,599	369,748
Property and Equipment, net	100,421	101,758
Operating Lease Right-of-Use Assets	125,096	123,172
Net Deferred Tax Assets	17,533	13,697
Other Assets	5,628	5,578
Total Assets	$588,277	$613,953

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$54,361	$47,733
Customer Deposits and Store Credits	46,560	43,767
Accrued Compensation	6,429	9,070
Sales and Income Tax Liabilities	3,462	3,574
Accrual for Legal Matters and Settlements	21,494	22,159
Operating Lease Liabilities - Current	30,564	34,509
Other Current Liabilities	24,680	19,712
Total Current Liabilities	187,550	180,524
Other Long-Term Liabilities	6,192	6,162
Operating Lease Liabilities - Long-Term	101,219	99,186
Credit Agreement	47,000	72,000
Total Liabilities	341,961	357,872

Commitments and Contingencies

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 30,916 and 30,758 shares issued and 28,798 and 28,695 shares outstanding at March 31, 2023, and December 31, 2022, respectively)	31	31
Treasury Stock, at cost (2,118 and 2,063 shares, respectively)	(153,562)	(153,331)
Additional Capital	232,890	231,839
Retained Earnings	166,957	177,542
Total Stockholders’ Equity	246,316	256,081
Total Liabilities and Stockholders’ Equity	$588,277	$613,953

See accompanying notes to consolidated financial statements

LL Flooring Holdings, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

In Thousands, Except Per Share Data

	Three Months Ended March 31,
	2023	2022

Net Sales
Net Merchandise Sales	$210,497	$244,271
Net Services Sales	30,201	34,761
Total Net Sales	240,698	279,032
Cost of Sales
Cost of Merchandise Sold	128,397	147,419
Cost of Services Sold	24,301	27,534
Total Cost of Sales	152,698	174,953
Gross Profit	88,000	104,079
Selling, General and Administrative Expenses	101,185	99,025
Operating (Loss) Income	(13,185)	5,054
Other Expense (Income)	1,159	(15)
(Loss) Income Before Income Taxes	(14,344)	5,069
Income Tax (Benefit) Expense	(3,759)	1,032
Net (Loss) Income and Comprehensive (Loss) Income	$(10,585)	$4,037

Net (Loss) Income per Common Share—Basic	$(0.37)	$0.14
Net (Loss) Income per Common Share—Diluted	$(0.37)	$0.14

Weighted Average Common Shares Outstanding:
Basic	28,717	29,145
Diluted	28,717	29,417

See accompanying notes to consolidated financial statements

LL Flooring Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

In Thousands

							Total
	Common Stock		Treasury Stock		Additional	Retained	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Equity
December 31, 2021	29,113	$31	1,423	$(145,337)	$227,804	$189,623	$272,121
Stock-Based Compensation Expense	—	—	—	—	873	—	873
Exercise of Stock Options	20	—	—	—	282	—	282
Release of Restricted Shares	95	—	—	—	—	—	—
Common Stock Repurchased	—	—	51	(810)	—	—	(810)
Net Income	—	—	—	—	—	4,037	4,037
March 31, 2022	29,228	$31	1,474	$(146,147)	$228,959	$193,660	$276,503

December 31, 2022	28,695	$31	2,063	$(153,331)	$231,839	$177,542	$256,081
Stock-Based Compensation Expense	—	—	—	—	1,051	—	1,051
Exercise of Stock Options	—	—	—	—	—	—	—
Release of Restricted Shares	103	—	—	—	—	—	—
Common Stock Repurchased	—	—	55	(231)	—	—	(231)
Net Loss	—	—	—	—	—	(10,585)	(10,585)
March 31, 2023	28,798	$31	2,118	$(153,562)	$232,890	$166,957	$246,316

See accompanying notes to consolidated financial statements

LL Flooring Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

In Thousands

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (Loss) Income	$(10,585)	$4,037
Adjustments to Reconcile Net (Loss) Income:
Depreciation and Amortization	4,669	4,492
Deferred Income Taxes (Benefit) Provision	(3,836)	157
Income on Vouchers Redeemed for Legal Settlements	(253)	(423)
Stock-Based Compensation Expense	1,051	873
Provision for Inventory Obsolescence Reserves	572	(110)
Gain on Disposal of Fixed Assets	—	(9)
Changes in Operating Assets and Liabilities:
Merchandise Inventories	23,574	(64,793)
Accounts Payable	8,045	26,037
Customer Deposits and Store Credits	2,793	2,251
Prepaid Expenses and Other Current Assets	1,826	(2,448)
Accrued Compensation	(2,641)	(2,523)
Other Assets and Liabilities	934	9,058
Net Cash Provided by (Used in) Operating Activities	26,149	(23,401)
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(4,741)	(5,250)
Other Investing Activities	—	61
Net Cash Used in Investing Activities	(4,741)	(5,189)
Cash Flows from Financing Activities:
Borrowings on Credit Agreement	66,000	—
Payments on Credit Agreement	(91,000)	—
Common Stock Repurchased	(231)	(810)
Other Financing Activities	—	282
Net Cash Used in Financing Activities	(25,231)	(528)
Net Decrease in Cash and Cash Equivalents	(3,823)	(29,118)
Cash and Cash Equivalents, Beginning of Period	10,800	85,189
Cash and Cash Equivalents, End of Period	$6,977	$56,071

Supplemental Disclosure of Non-Cash Operating and Financing Activities:
Relief of Inventory for Vouchers Redeemed for Legal Settlements	$412	$714
Tenant Improvement Allowance for Leases	(66)	(665)

See accompanying notes to consolidated financial statements

LL Flooring Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

LL Flooring Holdings, Inc., formerly Lumber Liquidators Holdings, Inc., and its direct and indirect subsidiaries (collectively and, where applicable, individually, “LL Flooring” or the “Company”) engage in business as a multi-channel specialty retailer of hard-surface flooring, and hard-surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of hard-surface flooring including waterproof hybrid resilient, waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, tile, and cork, with a wide range of flooring enhancements and accessories to complement. The Company also provides in-home delivery and installation services to its customers. The Company primarily sells to consumers or to Pros on behalf of consumers through a network of store locations in metropolitan areas. As of March 31, 2023, the Company’s 443 stores spanned 47 states in the United States (“U.S.”). In addition to the store locations, the Company’s products may be ordered, and customer questions or concerns addressed, through both its customer contact center in Richmond, Virginia, and its digital platform, LLFlooring.com.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10‑Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report filed on Form 10‑K for the year ended December 31, 2022.

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

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or net realizable value. The method by which amounts are removed from inventory is weighted average cost. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form. The Company relies on a select group of international and domestic suppliers to provide imported flooring products that meet the Company’s specifications. The Company is subject to risks associated with obtaining products from abroad, including disruptions or delays in production, shipments, supply chain, delivery or processing. Also included in merchandise inventories are tariff-related costs.

Recognition of Net Sales

The Company generates revenues primarily by retailing merchandise in the form of hard-surface flooring and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Sales occur through the Company’s network of 443 stores, which spanned 47 states on March 31, 2023. In addition to the store locations, the Company's products may be ordered, and customer questions or concerns addressed, through both its customer contact center in Richmond, Virginia, and its digital platform, LLFlooring.com. The Company’s agreements with its customers are of short duration (less than a year), and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

Revenue is based on consideration specified in a contract with a customer and excludes any sales incentives from vendors. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer or performing services for a customer. Revenues from installation and freight services are recognized when the delivery is made or the installation is complete, which approximates the recognition of revenue over time due to the short duration of service provided. The price of the Company’s merchandise and services is specified in the respective contract and detailed on the invoice agreed to with the customer including any discounts. The Company generally requires customers to pay a deposit, equal to approximately half of the retail sales value, when ordering merchandise not regularly carried in a given location or not currently in stock. In addition, the Company generally does not extend credit to its customers with payment due in full at the time the customer takes possession of merchandise or when the service is provided. Customer payments and deposits received in advance of the customer taking possession of the merchandise or receiving the services are recorded as deferred revenues in the accompanying consolidated balance sheet caption “Customer Deposits and Store Credits.”

The following table shows the activity in this account for the periods noted:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Customer Deposits and Store Credits, Beginning Balance	$(43,767)	$(67,063)
New Deposits	(259,164)	(300,970)
Recognition of Revenue	240,698	279,032
Sales Tax included in Customer Deposits	14,616	17,155
Other	1,057	2,532
Customer Deposits and Store Credits, Ending Balance	$(46,560)	$(69,314)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 90 days, subject to the discretion of the store manager. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels, and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company reduces revenue by the number of expected returns and records it within “Other Current Liabilities” on the consolidated balance sheet. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the “Other Current Assets” caption of the accompanying consolidated balance sheet. This amount was $1.1 million and $1.2 million on March 31, 2023 and December 31, 2022, respectively. The Company recognizes sales commissions as incurred since the amortization period is less than one year.

In total, the Company offers hundreds of different flooring products; however, no single flooring product represented a significant portion of its sales mix. By major product category, the Company’s sales mix was as follows:

	Three Months Ended March 31,
	2023		2022
	(in thousands, except percentage data)
Manufactured Products[1]	$120,832	50%	$134,639	48%
Solid and Engineered Hardwood	55,808	23%	69,035	25%
Moldings and Accessories and Other	33,857	14%	40,597	15%
Installation and Delivery Services	30,201	13%	34,761	12%
Total	$240,698	100%	$279,032	100%

1 Includes engineered vinyl plank, laminate, vinyl and tile.

Cost of Sales

Cost of sales includes the cost of products sold, including tariffs, the cost of installation services, and transportation costs from vendors to the Company’s distribution centers or store locations. It also includes transportation costs from distribution centers to store locations, transportation costs for the delivery of products from store locations to customers, certain costs of quality control procedures, warranty and customer satisfaction costs, inventory adjustments including obsolescence and shrinkage, and costs to produce and ship samples, which are net of vendor allowances. For the period ended March 31, 2023, cost of sales also included incremental costs associated with customs delays related to certain shipments of vinyl flooring.

The Company offers a range of limited warranties for the durability of the finish on its prefinished products to its services provided. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. Warranty costs are recorded in cost of sales. The related reserve was $0.9 million and $1.0 million on March 31, 2023 and December 31, 2022, respectively, and recorded in “Other Current Liabilities” on the accompanying consolidated balance sheets. The Company seeks recovery from its vendors and third-party independent contractors of installation services for certain amounts paid.

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

Note 3. Stockholders’ Equity

Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)
Net (Loss) Income	$(10,585)	$4,037
Weighted Average Common Shares Outstanding—Basic	28,717	29,145
Effect of Dilutive Securities:
Common Stock Equivalents	—	272
Weighted Average Common Shares Outstanding—Diluted	28,717	29,417
Net (Loss) Income per Common Share—Basic	$(0.37)	$0.14
Net (Loss) Income per Common Share—Diluted	$(0.37)	$0.14

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Stock Options	649	373
Restricted Shares	832	239

Stock Repurchase Program

In January 2012, the Company’s board of directors adopted an authorization for the repurchase of up to a total of $50.0 million of the Company’s common stock, which it increased by $50.0 million in each of November 2012 and January 2014. In February 2022, the board of directors further increased this authority by an additional $35.3 million for a total authorization to repurchase up to $50.0 million of the Company’s common stock on the open market or in private transactions. As of March 31, 2023, there remains $43.0 million outstanding under the share repurchase authorization, which does not have an expiration date. The Company did not repurchase any shares under the previous authorization during the three months ended March 31, 2023.

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

Outside of the share repurchase program, during the three months ended March 31, 2023, the Company repurchased $0.2 million, or 54.7 thousand shares, of its common stock through net settlement of shares issued as a result of the vesting of restricted shares.

Note 4. Stock-based Compensation

The following table summarizes share activity related to employee stock options and restricted stock awards (“RSAs”):

	Stock Options	Restricted Stock Awards
	(in thousands)
Options Outstanding/Nonvested RSAs, December 31, 2022	724	637
Granted	—	1,416
Options Exercised/RSAs Released	—	(159)
Forfeited	(156)	(61)
Options Outstanding/Nonvested RSAs, March 31, 2023	568	1,833

The Company granted a target of 61.8 thousand performance-based RSAs with a grant date fair value of $0.3 million during the three months ended March 31, 2023, a target of 94.6 thousand performance-based RSAs with a grant date fair value of $1.5 million during the three months ended March 31, 2022, and a target of 47.8 thousand performance-based RSAs with a grant date fair value of $1.1 million during the three months ended March 31, 2021. The performance-based RSAs in 2023 were awarded to certain members of senior management in connection with certain market conditions. The performance-based RSAs in 2022 and 2021 were awarded to certain members of senior management in connection with performance conditions based on achievement of specific key financial metrics. All performance-based RSAs will cliff vest if the respective performance conditions are met at the end of the respective 3-year service periods. The Company assesses the probability of achieving these metrics on a quarterly basis. For these awards, the Company recognizes the fair value expense ratably over the service and vesting period. These awards are included above in RSAs granted.

Under the Company’s equity incentive plan, the Company’s non-employee directors are compensated with an annual RSA grant. The amount of outstanding nonvested RSAs granted to non-employee directors was 43.1 thousand on both March 31, 2023 and December 31, 2022. The Company also maintains the Outside Directors Deferral Plan under which each of the Company’s non-employee directors has the opportunity to elect annually to defer certain fees (which are payable in cash or in shares of Common Stock with a vesting period of at least one year). A non-employee director may elect to defer up to 100% of his or her fees and have such fees invested in deferred stock units. Deferred stock units must be settled in common stock in either a lump sum or up to five annual equal payments following a director's departure from the board. There were 257.7 thousand and 245.0 thousand deferred stock units outstanding at March 31, 2023 and December 31, 2022, respectively.

Note 5. Credit Agreement

On December 27, 2022, the Company entered into a Waiver and Third Amendment to the Credit Agreement (the “Amendment”) with Bank of America, N.A. ("the "Bank") and Wells Fargo Bank, National Association ("Wells" and, collectively with the Bank, the "Lenders") and the Bank in its capacity as administrative agent and collateral agent (in this capacity, the “Agent”) and Wells as syndication agent. The Amendment, among other things, (i) changed the rate under the Agreement for borrowings from a LIBOR-based rate to a Term SOFR-based rate (as defined in the Amendment), subject to certain adjustments specified in the Amendment and (ii) provided a waiver of a technical event of default under the Credit Agreement related to providing notice to the Lenders of the Company’s name change from Lumber Liquidators Holdings, Inc. to LL Flooring Holdings, Inc. Except as set forth in the Amendment, all other terms and conditions of the Credit Agreement remain in place.

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

The Amendment defines the margin for Term SOFR Rate Loans (as defined in the Amendment) as a range of 1.25% to 1.75% over the applicable Term SOFR Rate with respect to revolving loans depending on the Company’s average daily excess borrowing availability. The Term SOFR Rate Floor is 0.25%. The unused commitment fee is 0.25% per annum based on the average daily unused amount of the Revolving Credit Facility during the most recently completed calendar quarter. The weighted average interest rate applicable to the Company's Revolving Credit Facility for the three months ended March 31, 2023 was 6.1%.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective only when specified availability under the Revolving Credit Facility falls below the greater of $17.5 million or 10% of the Revolving Loan Cap (as defined in the Credit Agreement).

As of March 31, 2023, there was $47.0 million outstanding under the Revolving Credit Facility. The Company had $3.2 million in letters of credit which reduces its availability. As of March 31, 2023, there was $149.8 million of availability under the Credit Agreement.

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

For the three months ended March 31, 2023, the Company recognized an income tax benefit of $3.8 million, which represented an effective tax rate of 26.2%. For the three months ended March 31, 2022, the Company recognized income tax expense of $1.0 million, which represented an effective tax rate of 20.4%. The higher effective tax rate in the current period primarily reflects the impact of permanent items on the pretax ordinary loss.

Based on the Company’s evaluation at a jurisdictional level as of March 31, 2023, the Company believes sufficient future taxable income, including consideration of future performance, market, or economic conditions, will be generated to use existing deferred tax assets. The amount of the deferred tax assets considered realizable could be adjusted in future periods if evidence warrants such a change.

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

Note 7. Commitments and Contingencies

The following chart shows the activity (in thousands) related to the Balance Sheet “Accrual for Legal Matters and Settlements.” The matters themselves are described in greater detail in the paragraphs that follow the chart.

	December 31, 2022				March 31, 2023
Litigation Matter	Accrual for Legal Matters		Settlement	Vouchers	Accrual for Legal Matters
Description	and Settlements - Current	Accruals	Payments	Redeemed	and Settlements - Current
MDL	$9,070	$—	$—	$(320)	$8,750	[1]
Gold	12,864	—	—	(345)	12,519	[1]
Other Matters	225	—	—	—	225
	$22,159	$—	$—	$(665)	$21,494

	December 31, 2021				March 31, 2022
Litigation Matter	Accrual for Legal Matters		Settlement	Vouchers	Accrual for Legal Matters
Description	and Settlements - Current	Accruals	Payments	Redeemed	and Settlements - Current
MDL	$10,656	$—	$—	$(464)	$10,192
Gold	14,885	—	—	(673)	14,212
Mason	7,000	—	—	—	7,000
Other Matters	1,070	53	—	—	1,123
	$33,611	$53	$—	$(1,137)	$32,527
1
The remaining accrual will be fulfilled by redeeming vouchers as discussed below.

Litigation Related to Formaldehyde-Abrasion MDLs

In 2018, the Company entered into a settlement agreement to resolve claims related to Chinese-manufactured laminate products (the “Formaldehyde-Abrasion MDL”). Under the terms of the settlement agreement, the Company funded $22.0 million in cash and provided $14.0 million in store-credit vouchers for an aggregate settlement amount of $36.0 million to settle claims. Cash and vouchers, which generally have a three-year life, were distributed by the administrator in the fourth quarter of 2020. The Company will monitor and evaluate the redemption of vouchers on a quarterly basis. The Company’s current expectation is that recipients bargained for this compensation as part of the settlement and therefore will redeem their voucher for product as intended. The rules on the expiration or escheat of any unused vouchers vary by state, and to the extent any expire unused, they will be terminated in accordance with those respective rules.

As of March 31, 2023, the remaining accrual related to these matters was $8.8 million for vouchers. As $0.3 million of vouchers were redeemed during the three months ended March 31, 2023, the Company reduced the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.1 million was recorded as a reduction in “Selling, General and Administrative Expenses” (“SG&A”) on the consolidated statement of operations. The Company included those amounts in “MDL” in the chart above.

Litigation Relating to Bamboo Flooring

In 2019, the Company finalized a settlement agreement to resolve claims related to Morning Star bamboo flooring (the “Gold Litigation”). Under the terms of the settlement agreement, the Company contributed $14.0 million in cash and provided $16.0 million in store-credit vouchers, for an aggregate settlement of up to $30.0 million. Cash and vouchers, which generally have a three-year life, were distributed by the administrator in 2021. The Company will monitor and evaluate the redemption of vouchers on a quarterly basis. The Company’s current expectation is that recipients bargained for this compensation as part of the settlement and therefore will redeem their voucher for product as intended. The rules on the expiration or escheat of any unused vouchers vary by state, and to the extent any expire unused, they will be terminated in accordance with those respective rules.

As of March 31, 2023, the remaining accrual related to these matters was $12.5 million for vouchers. As $0.3 million of vouchers were redeemed during the three months ended March 31, 2023, the Company reduced the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.1 million was recorded as a reduction in “Selling, General and Administrative Expenses” (“SG&A”) on the consolidated statement of operations. The Company included those amounts in “Gold” in the chart above.

Mason Lawsuit

In the second quarter of 2022, the Company paid $7.1 million in settlement of a purported collective and class action lawsuit in the United States District Court for the Eastern District of New York on behalf of all current and former store managers, store managers in training, and similarly situated current and former employees (collectively, the "Mason Putative Class Employees") alleging that the Company violated the Fair Labor Standards Act ("FLSA") and New York Labor Law ("NYLL") by classifying the Mason Putative Class Employees as exempt (the "Mason matter"). The alleged violations include failure to pay for overtime work. The Company included the amounts related to the Mason matter in the first quarter of 2022 in the chart above, as the matter was resolved in the second quarter of 2022.

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring (“Petitioners”) filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to companies importing multilayered wood flooring from Chinese suppliers subject to the AD and CVD orders. The Company’s multilayered wood flooring imports from China accounted for approximately 4.9% of its flooring purchases for the year ended December 31, 2022.

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

As of March 31, 2023, the outstanding AD and CVD principal balances were $2.5 million in other current assets, $0.2 million in other current liabilities, and $4.1 million in other long-term liabilities recorded on the consolidated balance sheet. These amounts represent what the Company would receive or pay (net of any collections or payments) as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. These amounts do not include any initial amounts paid for AD or CVD in the current period at the in-effect rate at that time.

The Company recorded net interest expense related to antidumping and countervailing duties of $0.2 million for the three months ended March 31, 2023 compared to net interest income of $0.07 million for the three months ended March 31, 2022. The amounts for both years are included in other expense on the Statements of Operations. The estimated associated interest payable and receivable for each period is recorded separately from the principal balance in the respective other current assets, other current liabilities, or long-term liabilities financial statement line item on the Company’s consolidated balance sheet.

Section 301 Tariffs

Since September 2018, pursuant to Section 301 of the Trade Act of 1974, the United States Trade Representative (“USTR”) has imposed tariffs on certain goods imported from China over four tranches ("Lists"). Products imported by the Company fall within Lists 3 and 4a for which tariffs range from 10% to 25%. On September 10, 2020 several importers of vinyl flooring ("the plaintiffs") filed a lawsuit with the Court of International Trade ("CIT") challenging the Section 301 tariffs under Lists 3 and 4a and the USTR's actions. The plaintiffs argued that the USTR had not acted within its statutory authority when it modified the original Section 301 determinations on certain goods from China by adding Lists 3 and 4a and that the agency had not demonstrated that it satisfied the procedural requirements of the Administrative Procedure Act. On March 17, 2023, the CIT issued a decision sustaining the List 3 and 4a tariffs. The CIT’s decision is expected to be appealed by the plaintiffs to the Court of Appeals for the Federal Circuit ("CAFC") by May 16, 2023. If these appeals are successful, the Company should qualify for refunds on these Section 301 tariffs. At this time, the Company is unable to predict the timing or outcome of the ruling by the CAFC.

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

Note 8. Leases

On March 3, 2023, the Company entered into a ten-year lease agreement for a 457,363 square foot distribution center in Dallas, Texas, which will enable us to more efficiently serve our stores located in the Central United States. The lease commences on May 1, 2023. Future minimum rental payments under this lease are approximately $30 million over the ten-year lease term.

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
•
disruptions to supply chain and product availability related to forced labor and other trade regulations, including with respect to the Uyghur Forced Labor Prevention Act ("UFLPA");
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
•
internal controls; and
•
anti-takeover provisions.

Information regarding risks and uncertainties is contained in the Company’s reports filed with the SEC, including the Item 1A, “Risk Factors,” section of this quarterly report and the Form 10‑K for the year ended December 31, 2022.

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. “Financial Statements” of this quarterly report and the audited financial statements and notes and management discussion included in the Company’s annual report filed on Form 10‑K for the year ended December 31, 2022.

Overview

LL Flooring is one of the leading specialty retailers of hard-surface flooring in the U.S. with 443 stores as of March 31, 2023. Our Company seeks to offer the best customer experience online and in stores, with more than 500 varieties of hard-surface floors featuring a range of quality styles and on-trend designs. Our online tools also help empower customers to find the right solution for the space they’ve envisioned. Our extensive selection includes waterproof hybrid resilient, waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, tile, and cork, with a wide range of flooring enhancements and accessories to complement. Our stores are staffed with flooring experts who provide advice, Pro partnership services and installation options for all our products, the majority of which are in stock and ready for delivery. Our vision is to be the customers’ first choice in hard-surface flooring by providing the best experience, from start to finish. We offer the accessible flooring expertise and high-touch service of a local store, combined with the value, omnichannel convenience and product availability of a national brand. We plan to leverage this advantage to differentiate ourselves in the highly fragmented flooring market.

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

The non-GAAP financial measures are presented because we believe the non-GAAP financial measures provide useful information to management and investors regarding certain financial and business trends related to our financial condition and results of operations, These measures provide an additional tool for investors to use in evaluating our ongoing operating performance, and management, in certain cases, uses them to determine incentive compensation. The presented non-GAAP financial measures exclude items that management does not believe reflect our core operating performance, which include incremental costs of sales and associated legal costs related to disruptions to supply chain and other trade regulations and changes in antidumping and countervailing duties, as such items are outside of our control or due to their inherent unusual, non-operating, unpredictable, non-recurring, or non-cash nature. Reconciliations of these non-GAAP financial measures are provided on the pages that follow (certain numbers may not sum due to rounding).

Executive Summary

LL Flooring's first quarter was very challenging and our performance primarily reflected the impact the difficult macro backdrop had on discretionary home improvement spending. In addition, we continue to experience pressure from brand awareness and operational challenges that impacted first quarter results. Despite the near-term volatility, we remain focused on areas of improvement that will help stabilize our results and drive long-term growth opportunities. These include further broadening and growing our brand awareness among consumers to drive traffic; ensuring a consistent customer experience across our omnichannel network to improve conversion; and improving operating efficiencies by actively working to reduce costs while focusing investments on our top growth priorities. Importantly, we continued to execute on these areas during the quarter.

As we look to the remainder of 2023, we expect the macro backdrop to remain challenging as elevated inflation and higher interest rates drive a more cautious consumer and pressure higher ticket discretionary purchases. In the near term, these factors have limited our sales visibility. Looking beyond 2023, we remain confident the long-term fundamentals of our business are strong. As we continue to work on each of our strategic priorities, we remain focused on delivering long-term sustainable growth as a leading specialty flooring retailer.

Recent Development: Vinyl Update

In February 2023, U.S. Customs and Border Protection (“CBP”) added aluminum and polyvinyl chloride ("PVC") to a list of categories including cotton, tomatoes and polysilicon for which CBP has the ability to request additional documentation from importers under the Uyghur Forced Labor Prevention Act ("UFLPA"). During the first quarter, CBP began to request additional documentation with respect to the UFLPA for some shipments of vinyl flooring originating from Vietnam.

We require our vendors to follow our strict guidelines on responsible sourcing, we obtain periodic certifications from them concerning compliance with these standards and we perform audit procedures of their supply chain documentation. While CBP is continuing to detain shipments within the vinyl product category, and we are diligently working to provide additional documentation that they are requesting, we do not know how long their review of the documentation will take or when these delays will be resolved.

During the first quarter of 2023, we experienced continued delays resulting in $2.4 million of incremental expenses.

We're continuing to work to mitigate the disruptions by featuring alternative products in our current assortment and leveraging our sourcing capabilities to look at alternative flooring categories and sourcing geographies. Despite our mitigation efforts, we believe that this issue could have further material impacts on sales and margins as we progress throughout the year. See “Risk Factor – The Company and third-party suppliers on whom we rely source a significant portion of the merchandise we sell from Asia, which exposes us to the risk of supply chain disruptions" in the Company’s annual report filed on Form 10‑K for the year ended December 31, 2022.

Results of Operations

We believe the selected sales data, the percentage relationship between net sales and major categories in the consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% Increase (Decrease)
	% of Net Sales		in Dollar Amounts
	Three Months Ended March 31,		2023
	2023	2022	vs. 2022
Net Sales
Net Merchandise Sales	87.5%	87.5%	(13.8)%
Net Services Sales	12.5%	12.5%	(13.1)%
Total Net Sales	100.0%	100.0%	(13.7)%
Gross Profit	36.6%	37.3%	(15.4)%
Selling, General and Administrative Expenses	42.0%	35.5%	2.2%
Operating (Loss) Income	(5.5)%	1.8%	(360.9)%
Other Expense (Income)	0.5%	—%	(7826.7)%
(Loss) Income Before Income Taxes	(6.0)%	1.8%	(383.0)%
Income Tax (Benefit) Expense	(1.6)%	0.4%	(464.2)%
Net (Loss) Income and Comprehensive (Loss) Income	(4.4)%	1.4%	(362.2)%

	Three Months Ended March 31,
	2023	2022
SELECTED SALES DATA
Average Sale[1]	$1,767	$1,695
Comparable Store Net Sales (Decrease) Increase[2]	(15.4)%	(3.6)%
Transaction Count Decrease[3]	(19.6)%	(23.3)%
Average Retail Price per Unit Sold Increase[4]	8.7%	10.3%

Number of Stores Open, end of period	443	431
Number of Stores Opened in Period, net of closures	1	7

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

Net Sales

Net sales of $240.7 million decreased 13.7% compared to the same period last year, driven by lower spending by consumers versus last year combined with a decline in Pro sales. Total comparable store sales decreased 15.4% versus the same period last year. During the first quarter, the Company opened one new store, bringing total stores to 443 as of March 31, 2023.

Average sale increased 4.2% and average retail price per unit sold increased 8.7%, primarily due to the Company's pricing and promotion strategies to offset higher material and transportation costs as well as favorable product mix. This was more than offset by the 19.6% decrease in transaction count, reflecting continued pressures on consumer discretionary spending due to consumer confidence, inflation, volatile mortgage rates impacting housing affordability and lower existing home sales. As the Company continues to navigate uncertainty in the macroeconomic environment, it will continue to monitor the competitive pricing environment to inform its pricing and promotion strategies.

Gross Profit

Gross profit of $88.0 million decreased $16.1 million compared to the first quarter of 2022, and gross margin of 36.6% decreased 70 basis points compared to the same period last year, driven by $2.1 million in incremental costs related to customs delays on flooring products that contain PVC as a consequence of the UFLPA. Gross profit for the first quarter of 2022 was impacted by the net of antidumping and countervailing duty rate changes. Excluding these 2023 and 2022 unusual items, adjusted gross margin (a non-GAAP measure) of 37.4% increased 20 basis points compared to the same period last year, primarily reflecting the Company's ability to offset higher material and transportation costs (collectively up more than 500 basis points) through pricing, promotion and alternative country/vendor sourcing strategies.

In order to further reduce transportation costs and optimize our supply chain network, the Company will be opening a third distribution center in the third quarter of 2023. In March 2023, the Company entered into a ten-year lease agreement for a 457,363 square foot distribution center in Dallas, Texas, which will enable us to more efficiently serve our stores located in the Central United States. See Item 1, Note 8 to the consolidated financial statements for further detail regarding the lease.

Additionally, the Company’s financial statements have been impacted by Section 301 tariffs on certain products imported from China in recent years. The tariffs flow through the income statement as the product is sold. The Company has deployed strategies to mitigate tariffs and improve gross margin, primarily through adjusting its pricing and promotion strategies and alternative country sourcing. Through its sourcing strategy, the Company held the percentage of merchandise receipts subject to Section 301 tariffs to 16% during the three months ended March 31, 2023 and 2022.

As discussed in Item 1, Note 7 to the consolidated financial statements, the Company is unable to predict the timing or outcome of the ruling by the CAFC. If these appeals are successful, the Company should qualify for refunds on these Section 301 tariffs.

	Three Months Ended March 31,
	2023		2022
	$	% of Sales	$	% of Sales
	(in thousands, except percentage data)
Gross Profit/Margin, as reported (GAAP)	$88,000	36.6%	$104,079	37.3%

Vinyl Charges[1]	2,138	0.9%	—	—%
Antidumping and Countervailing Adjustments[2]	—	—%	(241)	(0.1)%
Adjustment Items Subtotal	2,138	0.9%	(241)	(0.1)%

Adjusted Gross Profit/Margin (non-GAAP measures)	$90,138	37.4%	$103,838	37.2%

1
This amount represents costs related to customs delays on flooring products that contain PVC as a consequence of the UFLPA.
2
This amount represents net antidumping and countervailing income associated with applicable prior-year shipments of engineered hardwood from China.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses of $101.2 million increased $2.2 million, and SG&A as a percentage of net sales of 42.0% increased 650 basis points versus the first quarter of last year. SG&A expenses in the first quarter of 2023 included a $0.3 million charge for legal fees charged to earnings related to CBP requests for additional documentation on imports of flooring products that contain PVC as a consequence of the UFLPA. Excluding the impact of the legal fees, adjusted SG&A expense (a non-GAAP measure) increased $1.9 million year-over-year, and adjusted SG&A as a percentage of net sales (a non-GAAP measure) of 41.9% increased 640 basis points compared to the first quarter of last year.

The increases in both SG&A and adjusted SG&A as a percentage of net sales were due primarily to expense deleverage from lower sales volumes. In addition, operating expenses were higher due to the planned investments in our growth strategies including: costs associated with new stores, investments in technology and digital enhancements to improve the customer experience, and consulting fees related to realigning our cost structure, as well as inflationary cost increases. The increase was partially offset by restructuring cost savings and lower variable costs due to lower sales volume.

During the three months ended March 31, 2023, the Company redeemed $0.7 million of MDL and Gold vouchers and reduced the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.3 million was recorded as a reduction in SG&A expense. During the comparable prior period, the Company redeemed $1.1 million of MDL and Gold vouchers with a gross margin for the items sold of $0.4 million.

	Three Months Ended March 31,
	2023		2022
	$	% of Sales	$	% of Sales
	(in thousands, except percentage data)
SG&A, as reported (GAAP)	$101,185	42.0%	$99,025	35.5%

Legal and Professional Fees[3]	280	0.1%	—	—%

Adjusted SG&A (a non-GAAP measure)	$100,905	41.9%	$99,025	35.5%

3
This amount represents incremental legal fees charged to earnings related to CBP requests for additional documentation on imports of flooring products that contain PVC as a consequence of the UFLPA. This does not include all legal costs incurred by the Company.

Operating (Loss) Income and Operating Margin

Operating loss was $13.2 million in the first quarter of 2023, compared to operating income of $5.1 million in the first three months of 2022. Adjusted operating loss (a non-GAAP measure) of $10.8 million decreased $15.6 million from $4.8 million adjusted operating income (a non-GAAP measure) in the first quarter of 2022. Operating margin of (5.5)% decreased 730 basis points compared to the first quarter of last year. Adjusted operating margin (a non-GAAP measure) of (4.5)% decreased 620 basis points compared to the first quarter of last year, which reflects the increased selling, general and administrative expenses and decreased gross margin as described in the above sections.

	Three Months Ended March 31,
	2023		2022
	$	% of Sales	$	% of Sales
	(in thousands, except percentage data)
Operating (Loss) Income, as reported (GAAP)	$(13,185)	(5.5)%	$5,054	1.8%

Gross Margin Adjustment Items:
Vinyl Charges[1]	2,138	0.9%	—	—%
Antidumping and Countervailing Adjustments[2]	—	—%	(241)	(0.1)%
Gross Margin Adjustment Items Subtotal	2,138	0.9%	(241)	(0.1)%

SG&A Adjustment Items:
Legal and Professional Fees[3]	280	0.1%	—	—%
SG&A Adjustment Items Subtotal	280	0.1%	—	—%

Adjusted Operating (Loss) Income/ Margin (a non-GAAP measure)	$(10,767)	(4.5)%	$4,813	1.7%

1,2,3 See the Gross Profit and SG&A sections above for more detailed explanations of these individual items.

Other Expense (Income)

The Company had other expense of $1.2 million for the first quarter of 2023 compared to other income of $15.2 thousand in the first quarter of 2022. The prior year income was favorably impacted by the reversal of interest expense associated with antidumping and countervailing duty rate changes. Excluding the antidumping and countervailing adjustment in the first quarter of 2022, adjusted other expense (a non-GAAP measure) of $1.2 million in the first quarter of 2023 decreased $1.1 million from the first quarter of last year. The increase in other expense and adjusted other expense in the first quarter of 2023 is due to the interest on borrowings on our Credit Agreement, compared to no borrowings on the Credit Agreement in the first quarter of 2022.

	Three Months Ended March 31,
	2023		2022
	$	% of Sales	$	% of Sales
	(in thousands, except percentage data)
Other Expense (Income), as reported (GAAP)	$1,159	0.5%	$(15)	—%

Interest Impact Related to Antidumping and Countervailing Adjustments[4]	—	—%	(84)	—%

Adjusted Other Expense/Adjusted Other Expense as a % of Sales (a non-GAAP measure)	$1,159	0.5%	$69	—%

4
This amount represents the interest income impact of certain antidumping and countervailing adjustments related to applicable prior-year shipments of engineered hardwood from China.

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

For the three months ended March 31, 2023, the Company recognized income tax benefit of $3.8 million, which represented an effective tax rate of 26.2%. For the three months ended March 31, 2022, the Company recognized income tax expense of $1.0 million, which represented an effective tax rate of 20.4%. The higher effective tax rate in the current period primarily reflects the impact of permanent items on the pretax ordinary loss.

Net (Loss) Income per Diluted Share

Net loss per diluted share was $0.37 for the three months ended March 31, 2023, compared to net income per diluted share of $0.14 for the three months ended March 31, 2022. Adjusted loss per diluted share was $0.31 for the three months ended March 31, 2023, compared to net income per diluted share of $0.13 for the three months ended March 31, 2022.

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)
Net (Loss) Income, as reported (GAAP)	$(10,585)	$4,037
Net (Loss) Income per Diluted Share (GAAP)	$(0.37)	$0.14

Gross Margin Adjustment Items:
Vinyl Charges[1]	2,138	—
Antidumping and Countervailing Adjustments[2]	—	(241)
Gross Margin Adjustment Items Subtotal	2,138	(241)

SG&A Adjustment Items:
Legal and Professional Fees[3]	280	—
SG&A Adjustment Items Subtotal	280	—

Other Expense (Income) Adjustment Items:
Interest Impact Related to Antidumping and Countervailing Adjustments[4]	—	(84)
Other Expense (Income) Adjustment Items Subtotal	—	(84)

Income Tax Adjustment[5]	(636)	85

Adjusted (Loss) Earnings	$(8,803)	$3,797
Adjusted (Loss) Earnings per Diluted Share (a non-GAAP measure)	$(0.31)	$0.13

1,2,3,4 See the Gross Profit, SG&A and Other Expense (Income) sections above for more detailed explanations of these individual items.

5
Income tax adjustment is defined as the sum of gross margin, SG&A, and other expense (income) adjustment items multiplied by the Company’s federal incremental rate, which was 26.3% for the periods ended March 31, 2023 and 2022.

Liquidity, Capital Resources and Cash Flows

Sources of Liquidity

Cash flows from operations supplemented with our short-term and long-term borrowings remain sufficient to fund our operations while allowing us to fund our growth initiatives and position LL Flooring for long-term success. As of March 31, 2023, we had liquidity of $156.8 million, consisting of excess availability under our Credit Agreement of $149.8 million and cash and cash equivalents of $7.0 million. This represents an increase in liquidity of $21.2 million from December 31, 2022, primarily reflecting repayments of outstanding debt under the Credit Agreement. We believe that cash flows from operations, together with cash on hand, and the liquidity under our Credit Agreement will be sufficient to meet our obligations and fund our settlements, operations, anticipated capital expenditures, and potential share repurchases for the next 12 months.

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

Capital Resources

As of March 31, 2023, our material contractual obligations consist of long-term debt and letters of credit under our Credit Agreement and leases. See Note 5 to the consolidated financial statements for further detail related to our Credit Agreement. See Note 8 to the consolidated financial statements for further detail related to leases to be read in conjunction with the Form 10‑K for the year ended December 31, 2022.

Cash Flows Summary

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net Cash Provided by (Used in) Operating Activities	$26,149	$(23,401)
Net Cash Used in Investing Activities	(4,741)	(5,189)
Net Cash Used in Financing Activities	(25,231)	(528)
Net Decrease in Cash and Cash Equivalents	$(3,823)	$(29,118)

During the three months ended March 31, 2023, the Company generated $26.1 million of cash flows from operating activities primarily driven by sell throughs of merchandise inventories rebuilt from the prior year end and reduced inventory purchases.

During the three months ended March 31, 2022, the Company used $23.4 million of cash flows for operating activities, which was primarily the result of purchases of inventory ($64.8 million), partially offset by increased accounts payable ($26.0 million), and net income ($4.0 million).

Net cash flows used in investing activities included $4.7 million and $5.2 million in capital expenditures in the three months ended March 31, 2023 and 2022, respectively. Capital expenditures in both years were used primarily for opening new stores and investments in digital, with additional investments related to store rebranding in the first quarter of 2022. The Company opened one new store in the first quarter of 2023 versus seven new stores in the same quarter prior year.

Net cash flows used in financing activities was $25.2 million during the three months ended March 31, 2023, compared to $0.5 million during the three months ended March 31, 2022. The activity in the current year was primarily attributable to $25.0 million of net repayments of outstanding debt under the Credit Agreement. Additionally, financing activities in the first quarter of both 2023 and 2022 included repurchases of common stock.

Merchandise Inventories

Our net sales fluctuate slightly as a result of seasonal factors, and we adjust merchandise inventories in anticipation of those factors, causing variations in our buildup of merchandise inventories. Generally, we experience higher-than-average net sales in the spring and fall, when more home remodeling activities typically take place, and lower-than-average net sales in the winter months and during the hottest summer months.

Merchandise inventories on March 31, 2023 decreased $24.6 million from December 31, 2022 as the Company began to sell through inventory rebuilt from the prior year and reduced inventory purchases. We consider merchandise inventories either “available for sale” or “in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

In-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including international holidays, rainy seasons, and specific merchandise category planning.

Merchandise inventories and available inventory for sale per store in operation were as follows:

	As of	As of	As of
	March 31, 2023	December 31, 2022	March 31, 2022
	(in thousands)
Inventory – Available for Sale	$284,462	$307,730	$266,228
Inventory – In-Transit	23,276	24,566	52,346
Total Merchandise Inventories	$307,738	$332,296	$318,574

Inventory Available for Sale Per Store	$642	$696	$618

Inventory available for sale per store as of March 31, 2023 decreased compared to December 31, 2022 due to the same drivers as merchandise inventories as well as the opening of a new store in the first quarter of 2023. Inventory available for sale per store increased compared to March 31, 2022 reflecting the Company's strategy to utilize the merchandise inventories rebuilt in 2022 to offer a compelling assortment of trend-right products close to its customers, as well as, to a lesser extent, inflation.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our Critical Accounting Policies and Estimates since our annual report on Form 10‑K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk.

The Company can be exposed to interest rate risk because of variable rate borrowings under our Credit Agreement. To the extent the Company borrows at Term SOFR, financial results are subject to changes in the market rate of interest. As of March 31, 2023, we had $47.0 million outstanding under our Revolving Credit Facility, which carried a weighted average interest rate of 6.1% repayable at any time. A hypothetical 1% increase in interest rates would cause an increase of $0.5 million of annual interest if outstanding for the full year.

We currently do not engage in any interest rate hedging activity. However, in the future, to mitigate losses associated with interest rate risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2023. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to this item may be found in Note 7, “Commitments and Contingencies”, to the consolidated financial statements in Item 1 of Part I, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended March 31, 2023 (in thousands, except per share amounts):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[2]	Per Share[2]	Programs	Programs[1]
January 1, 2023 to January 31, 2023	—	$-	—	$43,000
February 1, 2023 to February 28, 2023	13	5.05	—	43,000
March 1, 2023 to March 31, 2023	42	3.96	—	43,000
Total	55	$4.22	—	$43,000

1
In January 2012, the Company’s board of directors adopted an authorization for the repurchase of up to a total of $50.0 million of the Company’s common stock, which it increased by $50.0 million in each of November 2012 and January 2014. In February 2022, the board of directors further increased this authority by an additional $35.3 million for a total authorization to repurchase up to $50.0 million of the Company’s common stock on the open market or in private transactions. As of March 31, 2023, there remains $43.0 million outstanding under the share repurchase authorization, which does not have an expiration date. The Company did not repurchase any shares under the previous authorization during the three months ended March 31, 2023.
2
The table above reflects repurchases of 54.7 thousand shares of our common stock, at an average price of $$4.22, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the three months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1*	Tatum Services Agreement, dated as of March 6, 2023 between Randstad Professional US, LLC d/b/a Tatum and LL Flooring Holdings, Inc. (filed herewith).
10.2*	Form of Performance-Based Stock Unit Award Agreement, effective March 14, 2023 (filed herewith).
31.1	Certification of Principal Executive Officer of LL Flooring Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of LL Flooring Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer of LL Flooring Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from the Company’s Form 10‑Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LL FLOORING HOLDINGS, INC.
(Registrant)

Date: May 8, 2023	By:	/s/ F. Terrence Blanchard
F. Terrence Blanchard
Interim Chief Financial Officer (Principal Financial Officer)