Form 10-Q
period 2023-06-30
LL Flooring Holdings, Inc.
filed 2023-08-09
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 4, 2023, there are 30,724,641 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LL FLOORING HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10‑Q

FOR THE QUARTER ENDED JUNE 30, 2023

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

LL Flooring Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

In Thousands

	June 30,	December 31,
	2023	2022
Assets
Current Assets:
Cash and Cash Equivalents	$7,720	$10,800
Merchandise Inventories	286,036	332,296
Prepaid Expenses	9,413	9,054
Other Current Assets	18,805	17,598
Total Current Assets	321,974	369,748
Property and Equipment, net	100,244	101,758
Operating Lease Right-of-Use Assets	126,509	123,172
Net Deferred Tax Assets	—	13,697
Other Assets	5,517	5,578
Total Assets	$554,244	$613,953

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$64,741	$47,733
Customer Deposits and Store Credits	42,404	43,767
Accrued Compensation	7,626	9,070
Sales and Income Tax Liabilities	2,179	3,574
Accrual for Legal Matters and Settlements	21,025	22,159
Operating Lease Liabilities - Current	31,339	34,509
Other Current Liabilities	27,977	19,712
Total Current Liabilities	197,291	180,524
Other Long-Term Liabilities	6,717	6,162
Operating Lease Liabilities - Long-Term	101,623	99,186
Credit Agreement	40,000	72,000
Total Liabilities	345,631	357,872

Commitments and Contingencies

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 30,968 and 30,758 shares issued and 28,838 and 28,695 shares outstanding at June 30, 2023, and December 31, 2022, respectively)	31	31
Treasury Stock, at cost (2,130 and 2,063 shares, respectively)	(153,605)	(153,331)
Additional Capital	234,232	231,839
Retained Earnings	127,955	177,542
Total Stockholders’ Equity	208,613	256,081
Total Liabilities and Stockholders’ Equity	$554,244	$613,953

See accompanying notes to consolidated financial statements

LL Flooring Holdings, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

In Thousands, Except Per Share Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net Sales
Net Merchandise Sales	$202,191	$257,569	$412,688	$501,840
Net Services Sales	34,231	41,388	64,432	76,149
Total Net Sales	236,422	298,957	477,120	577,989
Cost of Sales
Cost of Merchandise Sold	124,293	160,527	252,690	307,946
Cost of Services Sold	27,598	31,680	51,899	59,214
Total Cost of Sales	151,891	192,207	304,589	367,160
Gross Profit	84,531	106,750	172,531	210,829
Selling, General and Administrative Expenses	105,000	102,087	206,185	201,112
Operating (Loss) Income	(20,469)	4,663	(33,654)	9,717
Other Expense	675	199	1,834	184
(Loss) Income Before Income Taxes	(21,144)	4,464	(35,488)	9,533
Income Tax Expense	17,858	1,728	14,099	2,760
Net (Loss) Income and Comprehensive (Loss) Income	$(39,002)	$2,736	$(49,587)	$6,773

Net (Loss) Income per Common Share—Basic	$(1.35)	$0.09	$(1.72)	$0.23
Net (Loss) Income per Common Share—Diluted	$(1.35)	$0.09	$(1.72)	$0.23

Weighted Average Common Shares Outstanding:
Basic	28,820	28,927	28,769	28,856
Diluted	28,820	29,065	28,769	29,079

See accompanying notes to consolidated financial statements

LL Flooring Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

In Thousands

							Total
	Common Stock		Treasury Stock		Additional	Retained	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Equity
March 31, 2022	29,228	$31	1,474	$(146,147)	$228,959	$193,660	$276,503
Stock-Based Compensation Expense	—	—	—	—	1,113	—	1,113
Exercise of Stock Options	1	—	—	—	14	—	14
Release of Restricted Shares	22	—	—	—	—	—	—
Common Stock Repurchased	(571)	—	579	(7,097)	—	—	(7,097)
Net Income	—	—	—	—	—	2,736	2,736
June 30, 2022	28,680	$31	2,053	$(153,244)	$230,086	$196,396	$273,269

March 31, 2023	28,798	$31	2,118	$(153,562)	$232,890	$166,957	$246,316
Stock-Based Compensation Expense	—	—	—	—	1,342	—	1,342
Release of Restricted Shares	40	—	—	—	—	—	—
Common Stock Repurchased	—	—	12	(43)	—	—	(43)
Net Loss	—	—	—	—	—	(39,002)	(39,002)
June 30, 2023	28,838	$31	2,130	$(153,605)	$234,232	$127,955	$208,613

							Total
	Common Stock		Treasury Stock		Additional	Retained	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Equity
December 31, 2021	29,113	$31	1,423	$(145,337)	$227,804	$189,623	$272,121
Stock-Based Compensation Expense	—	—	—	—	1,986	—	1,986
Exercise of Stock Options	21	—	—	—	296	—	296
Release of Restricted Shares	117	—	—	—	—	—	—
Common Stock Repurchased	(571)	—	630	(7,907)	—	—	(7,907)
Net Income	—	—	—	—	—	6,773	6,773
June 30, 2022	28,680	$31	2,053	$(153,244)	$230,086	$196,396	$273,269

December 31, 2022	28,695	$31	2,063	$(153,331)	$231,839	$177,542	$256,081
Stock-Based Compensation Expense	—	—	—	—	2,393	—	2,393
Release of Restricted Shares	143	—	—	—	—	—	—
Common Stock Repurchased	—	—	67	(274)	—	—	(274)
Net Loss	—	—	—	—	—	(49,587)	(49,587)
June 30, 2023	28,838	$31	2,130	$(153,605)	$234,232	$127,955	$208,613

See accompanying notes to consolidated financial statements

LL Flooring Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

In Thousands

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (Loss) Income	$(49,587)	$6,773
Adjustments to Reconcile Net (Loss) Income:
Depreciation and Amortization	9,456	9,047
Deferred Income Taxes Provision (Benefit)	13,806	(133)
Income on Vouchers Redeemed for Legal Settlements	(454)	(750)
Stock-Based Compensation Expense	2,393	1,986
Provision for Inventory Obsolescence Reserves	2,378	292
Loss (Gain) on Disposal of Fixed Assets	14	(1)
Changes in Operating Assets and Liabilities:
Merchandise Inventories	43,167	(106,004)
Accounts Payable	18,868	25,036
Customer Deposits and Store Credits	(1,363)	(8,636)
Prepaid Expenses and Other Current Assets	(1,414)	(3,327)
Accrued Compensation	(1,444)	(2,086)
Advertising Accrual	3,640	6,141
Accrual for Legal Matters and Settlements	244	293
Payments for Legal Matters and Settlements	(198)	(8,062)
Other Assets and Liabilities	(544)	3,449
Net Cash Provided by (Used in) Operating Activities	38,962	(75,982)
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(9,768)	(11,628)
Other Investing Activities	—	64
Net Cash Used in Investing Activities	(9,768)	(11,564)
Cash Flows from Financing Activities:
Borrowings on Credit Agreement	141,000	51,500
Payments on Credit Agreement	(173,000)	(36,500)
Common Stock Repurchased	(274)	(7,907)
Other Financing Activities	—	296
Net Cash (Used in) Provided by Financing Activities	(32,274)	7,389
Net Decrease in Cash and Cash Equivalents	(3,080)	(80,157)
Cash and Cash Equivalents, Beginning of Period	10,800	85,189
Cash and Cash Equivalents, End of Period	$7,720	$5,032

Supplemental Disclosure of Non-Cash Operating and Financing Activities:
Relief of Inventory for Vouchers Redeemed for Legal Settlements	$726	$1,293
Tenant Improvement Allowance for Leases	(196)	(742)

See accompanying notes to consolidated financial statements

LL Flooring Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

LL Flooring Holdings, Inc., formerly Lumber Liquidators Holdings, Inc., and its direct and indirect subsidiaries (collectively and, where applicable, individually, “LL Flooring” or the “Company”) engage in business as a multi-channel specialty retailer of hard-surface flooring, and hard-surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of hard-surface flooring including waterproof hybrid resilient, waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, tile, and cork, with a wide range of flooring enhancements and accessories to complement. The Company also provides in-home delivery and installation services to its customers. The Company primarily sells to consumers or to Pros on behalf of consumers through a network of store locations in metropolitan areas. As of June 30, 2023, the Company’s 442 stores spanned 47 states in the United States (“U.S.”). In addition to the store locations, the Company’s products may be ordered, and customer questions or concerns addressed, through both its customer contact center in Richmond, Virginia, and its digital platform, LLFlooring.com (information contained on or connected to our website is not incorporated by reference in this report and should not be considered part of this or any other report that we file with or furnish to the Securities and Exchange Commission (“SEC”)).

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10‑Q for interim financial reporting pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report filed on Form 10‑K for the year ended December 31, 2022.

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

Merchandise Inventories

The Company values merchandise inventories at the lower of cost or net realizable value. The method by which amounts are removed from inventory is weighted average cost. All of the hardwood flooring purchased from vendors is either prefinished or unfinished, and in immediate saleable form. The Company relies on a select group of international and domestic suppliers to provide imported flooring products that meet the Company’s specifications. The Company is subject to risks associated with obtaining products from abroad, including disruptions or delays in production, shipments, supply chain, delivery or processing, including due to trade restrictions. Also included in merchandise inventories are tariff-related costs.

Recognition of Net Sales

The Company generates revenues primarily by retailing merchandise in the form of hard-surface flooring and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Sales occur through the Company’s network of 442 stores, which spanned 47 states on June 30, 2023, and its digital platform, LLFlooring.com. The Company’s agreements with its customers are of short duration (less than a year), and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

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

The following table shows the activity in this account for the periods noted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Customer Deposits and Store Credits, Beginning Balance	$(46,560)	$(69,314)	$(43,767)	$(67,063)
New Deposits	(247,399)	(307,346)	(506,563)	(608,316)
Recognition of Revenue	236,422	298,957	477,120	577,989
Sales Tax included in Customer Deposits	13,896	18,017	28,512	35,172
Other	1,237	1,259	2,294	3,791
Customer Deposits and Store Credits, Ending Balance	$(42,404)	$(58,427)	$(42,404)	$(58,427)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 90 days, subject to the discretion of the store manager. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels, and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company reduces revenue by the number of expected returns and records it within “Other Current Liabilities” on the consolidated balance sheet. The sales return reserve was $2.0 million and $2.2 million on June 30, 2023 and December 31, 2022, respectively. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the “Other Current Assets” caption of the accompanying consolidated balance sheet. This amount was $1.1 million and $1.2 million on June 30, 2023 and December 31, 2022, respectively. The Company recognizes sales commissions as incurred since the amortization period is less than one year.

In total, the Company offers hundreds of different flooring products; however, no single flooring product represented a significant portion of its sales mix. By major product category, the Company’s sales mix was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	(in thousands, except percentage data)
Manufactured Products[1]	$112,413	48%	$142,803	48%	$233,245	49%	$277,441	48%
Solid and Engineered Hardwood	55,245	23%	71,912	24%	111,053	23%	140,947	24%
Moldings and Accessories and Other	34,533	15%	42,854	14%	68,390	14%	83,452	15%
Installation and Delivery Services	34,231	14%	41,388	14%	64,432	14%	76,149	13%
Total	$236,422	100%	$298,957	100%	$477,120	100%	$577,989	100%

1 Includes engineered vinyl plank, laminate, vinyl and tile.

Cost of Sales

Cost of sales includes the cost of products sold, including tariffs, the cost of installation services, and transportation costs from vendors to the Company’s distribution centers or store locations. It also includes transportation costs from distribution centers to store locations, transportation costs for the delivery of products from store locations to customers, certain costs of quality control procedures, warranty and customer satisfaction costs, inventory adjustments including obsolescence and shrinkage, and costs to produce and ship samples, which are net of vendor allowances. For the three and six months ended June 30, 2023, cost of sales also included $2.4 million and $4.5 million in incremental costs related to the vinyl flooring U.S. Customs detentions.

The Company offers a range of limited warranties for the durability of the finish on its prefinished products to its services provided. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. Warranty costs are recorded in cost of sales. The related reserve was $0.9 million and $1.0 million on June 30, 2023 and December 31, 2022, respectively, and recorded in “Other Current Liabilities” on the accompanying consolidated balance sheets. The Company seeks recovery from its vendors and third-party independent contractors of installation services for certain amounts paid.

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

Note 3. Stockholders’ Equity

Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net (Loss) Income	$(39,002)	$2,736	$(49,587)	$6,773
Weighted Average Common Shares Outstanding—Basic	28,820	28,927	28,769	28,856
Effect of Dilutive Securities:
Common Stock Equivalents	—	138	—	223
Weighted Average Common Shares Outstanding—Diluted	28,820	29,065	28,769	29,079
Net (Loss) Income per Common Share—Basic	$(1.35)	$0.09	$(1.72)	$0.23
Net (Loss) Income per Common Share—Diluted	$(1.35)	$0.09	$(1.72)	$0.23

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Stock Options	555	506	602	438
Restricted Shares	1,950	504	1,388	367

Stock Repurchase Program

In February 2012, the Company’s board of directors adopted an authorization for the repurchase of up to a total of $50.0 million of the Company’s common stock, which it increased by $50.0 million in each of November 2012 and January 2014. As of February 2022, the Company had purchased approximately $135.3 million common stock with $14.7 million remaining under this authorization, and the board of directors further increased this authority by an additional $35.3 million for a total authorization to repurchase up to $50.0 million of the Company’s common stock on the open market or in private transactions. As of June 30, 2023, there remains $43.0 million outstanding under the share repurchase authorization, which does not have an expiration date. The Company did not repurchase any shares under the authorization during the three and six months ended June 30, 2023.

The timing and amount of any share repurchases under the authorization will be determined at the Company's discretion and based on market conditions and other considerations. Share repurchases under the authorizations may be made through open market purchases or pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. The program does not obligate LL Flooring to acquire any particular amount of its common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

Outside of the share repurchase program, the Company repurchased $43.7 thousand, or 12.5 thousand shares, of its common stock through net settlement of restricted share awards that vested during the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company repurchased a total of $0.3 million, or 67.2 thousand shares, of its common stock through net settlement of restricted share awards that vested during the period.

Note 4. Stock-based Compensation

The following table summarizes share activity related to employee stock options and restricted stock awards (“RSAs”):

	Stock Options	Restricted Stock Awards
	(in thousands)
Options Outstanding/Nonvested RSAs, December 31, 2022	724	637
Granted	—	1,865
Options Exercised/RSAs Released	—	(168)
Forfeited	(180)	(167)
Options Outstanding/Nonvested RSAs, June 30, 2023	544	2,167

The Company granted a target of 252.8 thousand performance-based RSAs with a grant date fair value of $1.1 million during the six months ended June 30, 2023, a target of 94.6 thousand performance-based RSAs with a grant date fair value of $1.5 million during the six months ended June 30, 2022, and a target of 47.8 thousand performance-based RSAs with a grant date fair value of $1.1 million during the six months ended June 30, 2021. The performance-based RSAs in 2023 were awarded to certain members of senior management in connection with certain market conditions. The performance-based RSAs in 2022 and 2021 were awarded to certain members of senior management in connection with performance conditions based on achievement of specific key financial metrics. All performance-based RSAs will cliff vest if the respective performance conditions are met at the end of the respective 3-year service periods. The Company assesses the probability of achieving these metrics on a quarterly basis. For these awards, the Company recognizes the fair value expense ratably over the service and vesting period. These awards are included above in RSAs granted.

Under the Company’s equity incentive plan, the Company’s non-employee directors are compensated with an annual RSA grant. The amount of outstanding nonvested RSAs granted to non-employee directors was 166.7 thousand and 43.1 thousand on June 30, 2023 and December 31, 2022, respectively. The Company also maintains the Outside Directors Deferral Plan under which each of the Company’s non-employee directors has the opportunity to elect annually to defer certain fees (which are payable in cash or in shares of Common Stock with a vesting period of approximately one year). A non-employee director may elect to defer up to 100% of his or her fees and have such fees invested in deferred stock units. Deferred stock units must be settled in common stock in either a lump sum or up to five annual equal payments following a director's departure from the board. There were 346.0 thousand and 245.0 thousand deferred stock units outstanding at June 30, 2023 and December 31, 2022, respectively.

Note 5. Credit Agreement

On December 27, 2022, the Company entered into a Waiver and Third Amendment to the Credit Agreement (the “Amendment”) with Bank of America, N.A. ("the "Bank") and Wells Fargo Bank, National Association ("Wells" and, collectively with the Bank, the "Lenders") and the Bank in its capacity as administrative agent and collateral agent (in this capacity, the “Agent”) and Wells as syndication agent. The Amendment, among other things, (i) changed the rate under the Credit Agreement for borrowings from a LIBOR-based rate to a Term SOFR-based rate (as defined in the Amendment), subject to certain adjustments specified in the Amendment and (ii) provided a waiver of a technical event of default under the Credit Agreement related to providing notice to the Lenders of the Company’s name change from Lumber Liquidators Holdings, Inc. to LL Flooring Holdings, Inc. Except as set forth in the Amendment, all other terms and conditions of the Credit Agreement remain in place.

The Credit Agreement contains a Revolving Credit Facility of up to $200.0 million subject to the conditions under the Revolving Borrowing Base, and the Company has an option to increase the Revolving Credit Facility to a maximum total amount of $250.0 million. The Credit Agreement has a maturity date of April 30, 2026.

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

The Amendment defines the margin for Term SOFR Rate Loans (as defined in the Amendment) as a range of 1.25% to 1.75% over the applicable Term SOFR Rate with respect to revolving loans depending on the Company’s average daily excess borrowing availability. The unused commitment fee is 0.25% per annum based on the average daily unused amount of the Revolving Credit Facility during the most recently completed calendar quarter. The weighted average interest rate applicable to the Company's Revolving Credit Facility for the three and six months ended June 30, 2023 was 6.6% and 6.3%, respectively.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective only when specified availability under the Revolving Credit Facility falls below the greater of $17.5 million or 10% of the Revolving Loan Cap (as defined in the Credit Agreement). As of June 30, 2023, there was $40.0 million outstanding under the Revolving Credit Facility. The Company had $7.1 million in letters of credit which reduces its availability. As of June 30, 2023, there was $137.8 million of availability under the Credit Agreement, which represents an increase of $13.0 million from $124.8 million of availability as of December 31, 2022. Given the availability at June 30, 2023, the fixed charge coverage ratio covenant has not been triggered.

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

For the three months ended June 30, 2023, the Company recognized an income tax expense of $17.9 million, which represented an effective tax rate of (84.5)%. For the three months ended June 30, 2022, the Company recognized income tax expense of $1.7 million, which represented an effective tax rate of 38.7%. The change of effective tax rate in the current period primarily reflects the impact of recording a valuation allowance on deferred tax assets.

For the six months ended June 30, 2023, the Company recognized an income tax expense of $14.1 million, which represented an effective tax rate of (39.7)%. For the six months ended June 30, 2022, the Company recognized income tax expense of $2.8 million, which represented an effective tax rate of 29.0%. The change in effective tax rate is caused by the same drivers of the change in effective tax rate for the quarter.

As of June 30, 2023, a full valuation allowance of $23.2 million has been established against the Company's net deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized. Due to recent cumulative losses, the Company did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets. The Company intends to maintain a valuation allowance on its deferred tax assets unless there is sufficient evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of any reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve in future periods and estimates of future taxable income and will be made in the period such determination is made.

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

	December 31, 2022				June 30, 2023
Litigation Matter	Accrual for Legal Matters		Settlement	Vouchers	Accrual for Legal Matters
Description	and Settlements - Current	Accruals	Payments	Redeemed	and Settlements - Current
MDL	$9,070	$—	$—	$(564)	$8,506	[1]
Gold	12,864	—	—	(616)	12,248	[1]
Other Matters	225	244	(198)	—	271
	$22,159	$244	$(198)	$(1,180)	$21,025

	December 31, 2021				June 30, 2022
Litigation Matter	Accrual for Legal Matters		Settlement	Vouchers	Accrual for Legal Matters
Description	and Settlements - Current	Accruals	Payments	Redeemed	and Settlements - Current
MDL	$10,656	$—	$—	$(877)	$9,779
Gold	14,885	—	—	(1,166)	13,719
Mason	7,000	129	(7,129)	—	—
Other Matters	1,070	164	(933)	—	301
	$33,611	$293	$(8,062)	$(2,043)	$23,799

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

As of June 30, 2023, the remaining accrual related to these matters was $8.5 million for vouchers. As $0.6 million of vouchers were redeemed during the six months ended June 30, 2023, the Company reduced the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.2 million was recorded as a reduction in “Selling, General and Administrative Expenses” (“SG&A”) on the consolidated statement of operations. The Company included those amounts in “MDL” in the chart above.

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

As of June 30, 2023, the remaining accrual related to these matters was $12.2 million for vouchers. As $0.6 million of vouchers were redeemed during the six months ended June 30, 2023, the Company reduced the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.3 million was recorded as a reduction in “Selling, General and Administrative Expenses” (“SG&A”) on the consolidated statement of operations. The Company included those amounts in “Gold” in the chart above.

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

As of June 30, 2023, the outstanding AD and CVD principal balances were $2.5 million in other current assets, $0.2 million in other current liabilities, and $4.1 million in other long-term liabilities recorded on the consolidated balance sheet. These amounts represent what the Company would receive or pay (net of any collections or payments) as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. These amounts do not include any initial amounts paid for AD or CVD in the current period at the in-effect rate at that time.

The Company recorded net interest expense related to antidumping and countervailing duties of $0.3 million for the six months ended June 30, 2023 compared to net interest expense of $0.02 million for the six months ended June 30, 2022. The amounts for both years are included in other expense on the Statements of Operations. The estimated associated interest payable and receivable for each period is recorded separately from the principal balance in the respective other current assets, other current liabilities, or long-term liabilities financial statement line item on the Company’s consolidated balance sheet.

Section 301 Tariffs

Since September 2018, pursuant to Section 301 of the Trade Act of 1974, the United States Trade Representative (“USTR”) has imposed tariffs on certain goods imported from China over four tranches ("Lists"). Products imported by the Company fall within Lists 3 and 4a for which tariffs range from 10% to 25%. On September 10, 2020 several importers of vinyl flooring ("the plaintiffs") filed a lawsuit with the Court of International Trade ("CIT") challenging the Section 301 tariffs under Lists 3 and 4a and the USTR's actions. The plaintiffs argued that the USTR had not acted within its statutory authority when it modified the original Section 301 determinations on certain goods from China by adding Lists 3 and 4a and that the agency had not demonstrated that it satisfied the procedural requirements of the Administrative Procedure Act. On March 17, 2023, the CIT issued a decision sustaining the List 3 and 4a tariffs. The CIT’s decision was appealed by the plaintiffs to the Court of Appeals for the Federal Circuit ("CAFC") on May 13, 2023. If these appeals are successful, the Company may qualify for refunds on these Section 301 tariffs. At this time, the Company is unable to predict the timing or outcome of the ruling by the CAFC.

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

Note 8. Related Party Transactions

During the second quarter of 2023, F9 Investments, LLC, filed a Schedule 13D (and two subsequent amendments) with the SEC indicating beneficial ownership of more than 5% of the Company's voting securities. As of June 30, 2023, the Company leased 29 of its store locations, representing 6.6% of the total number of store leases in operation, from entities controlled by F9 Investments, LLC. Rental expense for the three and six months ended June 30, 2023, was $0.6 million and $1.2 million, respectively. The Company is charged rent at rates believed to be at fair market value.

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
•
reputational harm;
•
inability to open new stores with acceptable returns, find suitable locations for our new store concept, and fund other capital expenditures;
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

Overview

LL Flooring is one of the leading specialty retailers of hard-surface flooring in the U.S. with 442 stores as of June 30, 2023. Our Company seeks to offer the best customer experience online and in stores, with more than 500 varieties of hard-surface floors featuring a range of quality styles and on-trend designs. Our online tools also help empower customers to find the right solution for the space they’ve envisioned. Our extensive selection includes waterproof hybrid resilient, waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, tile, and cork, with a wide range of flooring enhancements and accessories to complement. Our stores are staffed with flooring experts who provide advice, Pro partnership services and installation options for all our products, the majority of which are in stock and ready for delivery. Our vision is to be the customers’ first choice in hard-surface flooring by providing the best experience, from start to finish. We offer the accessible flooring expertise and high-touch service of a local store, combined with the value, omnichannel convenience and product availability of a national brand. We plan to leverage this advantage to differentiate ourselves in the highly fragmented flooring market.

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

The non-GAAP financial measures are presented because we believe the non-GAAP financial measures provide useful information to management and investors regarding certain financial and business trends related to our financial condition and results of operations. These measures provide an additional tool for investors to use in evaluating our ongoing operating performance, and management, in certain cases, uses them to determine incentive compensation. The presented non-GAAP financial measures exclude items that management does not believe reflect our core operating performance, which include incremental costs of sales and associated legal costs related to disruptions to supply chain and other trade regulations and changes in antidumping and countervailing duties, as such items are outside of our control or due to their inherent unusual, non-operating, unpredictable, non-recurring, or non-cash nature. Reconciliations of these non-GAAP financial measures are provided on the pages that follow (certain numbers may not sum due to rounding).

Executive Summary

The Company’s second quarter performance primarily reflected the continued impact of the difficult macro backdrop that has impacted big ticket discretionary purchases as well as the demand for home remodeling projects. We also continued to experience pressure from low brand awareness as we continue on our transition to LL Flooring.

While the Company’s near-term results have been challenged, we remain confident in our ability to deliver the high-touch service of an independent flooring retailer combined with the value, assortment and convenience of a national brand. To that end, we continue to focus on our five strategic initiatives that will improve sales productivity and profitability. We have fortified our executive leadership team with new leaders that bring a wealth of financial, retail, brand building, and consultative selling experience and ideas to drive these initiatives, focusing on implementing our CRM platform to drive Pro sales, improving store execution to remove friction and enhance the customer experience, increasing our brand awareness, executing on our carpet initiative which provides a meaningful expansion of our addressable market and aligning our cost structure to our run-rate of revenues.

While we expect the challenging macro environment to persist and cannot predict the timing of a recovery, sales visibility remains limited. As a result, we will focus to operate the business with discipline from an expense and capital management standpoint, including further leveraging our inventory management practices to yield continued improvements in our overall working capital.

We are actively pursuing operational opportunities to improve our performance including broadening and growing our brand awareness among consumers to drive traffic; ensuring a consistent customer experience across our omnichannel network to improve conversion; and improving operating efficiencies by intently working to reduce costs while focusing investments on our top growth priorities.

Vinyl Update

In February 2023, U.S. Customs and Border Protection (“CBP”) added aluminum and polyvinyl chloride ("PVC") to a list of categories including cotton, tomatoes and polysilicon for which CBP has the ability to request additional documentation from importers under the Uyghur Forced Labor Prevention Act ("UFLPA"). During the first quarter, CBP began to request additional documentation with respect to the UFLPA for some shipments of vinyl flooring originating from Asia.

We require our vendors to follow our strict guidelines on responsible sourcing, obtain periodic certifications from them concerning compliance with these standards, and perform audit procedures of their supply chain documentation.

During the second quarter of 2023, we incurred $2.9 million of incremental expenses related to the UFLPA, which included demurrage, storage, transportation, and legal expenses. For the six months ended June 30, 2023, incremental expenses related to the UFLPA were $5.3 million.

We determined in the second quarter of 2023 that it would be most cost effective to return the majority of the product that had been detained by CBP to the affected vendor. We expect the return to vendor will be completed in the third quarter.

We're continuing to work to mitigate the disruptions by featuring alternative products in our current assortment and leveraging our sourcing capabilities to look at alternative flooring categories and sourcing geographies. We introduced a number of new products in the vinyl category late in the second quarter and a larger number of new vinyl products will become available in the third quarter.

Despite our compliance program and mitigation efforts, we continue to see a small number of shipments from additional vinyl vendors being impacted by UFLPA holds, and these interruptions may cause more significant impact to sales and margins through the year. We are unable to predict whether other vinyl flooring shipments will be impacted in the future and, whether this issue could have further material impacts on sales and margins as we progress throughout the year. See “Risk Factor – The Company and third-party suppliers on whom we rely source a significant portion of the merchandise we sell from Asia, which exposes us to the risk of supply chain disruptions" in the Company’s annual report filed on Form 10‑K for the year ended December 31, 2022.

Results of Operations

We believe the selected sales data, the percentage relationship between net sales and major categories in the consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% (Decrease) Increase
	% of Net Sales		in Dollar Amounts
	Three Months Ended June 30,		2023
	2023	2022	vs. 2022
Net Sales
Net Merchandise Sales	85.5%	86.2%	(21.5)%
Net Services Sales	14.5%	13.8%	(17.3)%
Total Net Sales	100.0%	100.0%	(20.9)%
Gross Profit	35.8%	35.7%	(20.8)%
Selling, General and Administrative Expenses	44.4%	34.1%	2.9%
Operating (Loss) Income	(8.7)%	1.6%	(539.0)%
Other Expense	0.3%	0.1%	239.2%
(Loss) Income Before Income Taxes	(8.9)%	1.5%	(573.7)%
Income Tax Expense	7.6%	0.6%	933.4%
Net (Loss) Income and Comprehensive (Loss) Income	(16.5)%	0.9%	(1525.5)%

			% (Decrease) Increase
	% of Net Sales		in Dollar Amounts
	Six Months Ended June 30,		2023
	2023	2022	vs. 2022
Net Sales
Net Merchandise Sales	86.5%	86.8%	(17.8)%
Net Services Sales	13.5%	13.2%	(15.4)%
Total Net Sales	100.0%	100.0%	(17.5)%
Gross Profit	36.2%	36.5%	(18.2)%
Selling, General and Administrative Expenses	43.2%	34.8%	2.5%
Operating (Loss) Income	(7.1)%	1.7%	(446.3)%
Other Expense	0.4%	—%	896.7%
(Loss) Income Before Income Taxes	(7.4)%	1.6%	(472.3)%
Income Tax Expense	3.0%	0.5%	410.8%
Net (Loss) Income and Comprehensive (Loss) Income	(10.4)%	1.2%	(832.1)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
SELECTED SALES DATA
Average Sale[1]	$1,855	$1,860	$1,810	$1,777
Comparable Store Net Sales Decrease[2]	(22.2)%	(3.1)%	(19.1)%	(3.3)%
Transaction Count Decrease[3]	(21.9)%	(22.0)%	(21.0)%	(16.7)%
Average Retail Price per Unit Sold Increase[4]	3.6%	14.7%	6.1%	12.5%

Number of Stores Open, end of period	442	437	442	437
Number of Stores Opened in Period, net of closures	(1)	6	—	13
Number of Stores Relocated in Period[5]	—	1	—	1

1
Average sale is defined as the average invoiced sales order, measured quarterly, excluding returns and transactions under $100 (which are generally sample orders or add-on/accessories to existing orders).
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

Net Sales

Second quarter 2023 net sales of $236.4 million decreased $62.5 million, or 20.9%, versus the second quarter of 2022, driven by a decrease in transaction count reflecting by lower spending by consumers and Pros. Total comparable store sales for the quarter decreased 22.2% versus the second quarter of 2022. Net merchandise sales and net service sales decreased 21.5% and 17.3%, respectively. During the second quarter, the Company closed one store, bringing total stores to 442 as of June 30, 2023.

For the quarter, average ticket decreased 0.3%, and transaction count decreased 21.9%, reflecting continued pressures from macroeconomic uncertainty coupled with operational challenges. Average retail price per unit sold increased 3.6% quarter over quarter, primarily due to the Company's pricing and promotion strategies to offset higher material and transportation costs as well as favorable product mix. As the Company continues to navigate uncertainty in the macroeconomic environment, it will continue to monitor the competitive pricing environment to inform its pricing and promotion strategies.

Net sales for the six months ended June 30, 2023 of $477.1 million decreased $100.9 million, or 17.5%, compared to the first half of last year. Total comparable store sales for first half of 2023 decreased 19.1% versus the first half of last year.

For the first half of 2023, transaction count decreased 21.0% from the comparable period in prior year, reflecting the same drivers as the quarter. Average ticket increased 1.9%, and average retail price per unit sold increased 6.1%, driven by the Company's aforementioned navigation of price elasticities in the inflationary macroeconomic environment.

Gross Profit

Gross profit decreased 20.8% in the second quarter of 2023 to $84.5 million from $106.8 million in the comparable period in 2022, and gross margin of 35.8% increased 10 basis points compared to the second quarter last year. Included in gross profit was $2.4 million in incremental costs related to U.S. Customs detentions of flooring products that contain PVC as a consequence of the UFLPA. Gross profit for the second quarter of 2022 was impacted by the $1.2 million net antidumping and countervailing duty rate changes. Excluding these 2023 and 2022 unusual items, adjusted gross profit (a non-GAAP measure) of $86.9 million decreased $21.1 million and adjusted gross margin (a non-GAAP measure) of 36.7% increased 60 basis points compared to the same period last year. The decreases in both gross profit and adjusted gross profit is driven by a decrease in transaction count reflecting lower spending by consumers and Pros, while the increase in gross margin and adjusted gross margin reflects the Company's ability to offset higher material and transportation costs (collectively up more than 400 basis points) through pricing, promotion and alternative country/vendor sourcing strategies.

Gross profit for the six months ended June 30, 2023 of $172.5 million decreased $38.3 million compared to the first half of 2022, and gross margin of 36.2% decreased 30 basis points compared to the same period last year. Included in gross profit was $4.5 million in incremental costs related to U.S. Customs detentions on flooring products that contain PVC as a consequence of the UFLPA. Gross profit for the first half of 2022 was impacted by the $1.0 million net antidumping and countervailing duty rate changes. Excluding these 2023 and 2022 items, adjusted gross profit (a non-GAAP measure) of $177.0 million decreased $34.8 million and adjusted gross margin (a non-GAAP measure) of 37.1% increased 40 basis points compared to the same period last year. The decreases in both gross profit and adjusted gross profit are driven by lower spending by consumers and Pros, while the increase in gross margin and adjusted gross margin reflects the Company's ability to offset higher material and transportation costs (collectively up more than 300 basis points) through pricing, promotion and alternative country/vendor sourcing strategies.

Additionally, the Company’s financial statements have been impacted by Section 301 tariffs on certain products imported from China in recent years. The tariffs flow through the income statement as the product is sold. The Company has deployed strategies to mitigate tariffs and improve gross margin, primarily through adjusting its pricing and promotion strategies and alternative country sourcing. The Company's merchandise receipts subject to Section 301 tariffs were 15% and 12% during the second quarter of 2023 and 2022, respectively. Although there was an increase in percentage, total purchases subject to Section 301 tariffs decreased as the Company reduced total inventory purchases in the current year and is continuing to leverage our sourcing capabilities to find alternative sourcing geographies.

As discussed in Item 1, Note 7 to the consolidated financial statements, the Company is unable to predict the timing or outcome of the ruling by the CAFC. If these appeals are successful, the Company may qualify for refunds on these Section 301 tariffs.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	(in thousands, except percentage data)
Gross Profit/Margin, as reported (GAAP)	$84,531	35.8%	$106,750	35.7%	$172,531	36.2%	$210,829	36.5%

Vinyl Charges[1]	2,352	1.0%	—	—%	4,489	0.9%	—	—%
Antidumping and Countervailing Adjustments[2]	—	—%	1,218	0.4%	—	—%	977	0.2%
Adjustment Items Subtotal	2,352	1.0%	1,218	0.4%	4,489	0.9%	977	0.2%

Adjusted Gross Profit/Margin (non-GAAP measures)	$86,883	36.7%	$107,968	36.1%	$177,020	37.1%	$211,806	36.7%

1
This amount represents costs related to U.S. Customs detentions on flooring products that contain PVC as a consequence of the UFLPA.
2
This amount represents net antidumping and countervailing income associated with applicable prior-year shipments of engineered hardwood from China.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses of $105.0 million increased $2.9 million in the second quarter of 2023 compared to the same period in 2022, and SG&A as a percentage of net sales of 44.4% increased 1,030 basis points versus the second quarter of last year. SG&A expenses in the second quarter of 2023 included a $0.5 million charge for legal and professional fees charged to earnings related to the vinyl CBP detentions. Excluding the impact of the legal fees, adjusted SG&A expense (a non-GAAP measure) increased $2.4 million year-over-year, and adjusted SG&A as a percentage of net sales (a non-GAAP measure) of 44.2% increased 1,010 basis points compared to the second quarter of last year.

Selling, general and administrative ("SG&A") expenses for the first six months of 2023 increased $5.1 million to $206.2 million, or 43.2% of net sales, compared to $201.1 million, or 34.8% of net sales, in the first six months of 2022. SG&A expenses in the first half of 2023 included a $0.8 million charge for legal and professional fees charged to earnings related to the vinyl flooring CBP detentions. Excluding the impact of these fees, adjusted SG&A expense (a non-GAAP measure) increased $4.3 million and adjusted SG&A as a percentage of net sales (a non-GAAP measure) of 43.1% increased 830 basis points for the first half of 2023 compared to the first half of 2022.

The increases in both SG&A and adjusted SG&A as a percentage of net sales for the three months and six months ended June 30, 2023, compared to the same periods in prior year were due primarily to expense deleverage from lower sales volumes. In addition, operating expenses were higher due to inflationary cost increases and planned growth investments partially offset by restructuring cost savings and lower variable costs due to lower sales volume.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	(in thousands, except percentage data)
SG&A, as reported (GAAP)	$105,000	44.4%	$102,087	34.1%	$206,185	43.2%	$201,112	34.8%

Legal and Professional Fees[3]	500	0.2%	—	—%	780	0.2%	—	—%

Adjusted SG&A (a non-GAAP measure)	$104,500	44.2%	$102,087	34.1%	$205,405	43.1%	$201,112	34.8%

3
This amount represents incremental legal and professional fees charged to earnings related to the vinyl CBP detentions. This does not include all legal costs incurred by the Company.

Operating (Loss) Income and Operating Margin

Operating loss was $20.5 million in the second quarter of 2023, compared to operating income of $4.7 million in the second quarter of 2022. Adjusted operating loss (a non-GAAP measure) of $17.6 million decreased $23.5 million from $5.9 million adjusted operating income (a non-GAAP measure) in the second quarter of 2022. Operating margin of (8.7)% decreased 1,030 basis points compared to the second quarter of last year. Adjusted operating margin (a non-GAAP measure) of (7.5)% decreased 950 basis points compared to the second quarter of last year, which reflects the increased selling, general and administrative expenses and decreased gross profit as described in the above sections.

Operating loss was $33.7 million in the first half of 2023, compared to operating income of $9.7 million in the first half of 2022. Adjusted operating loss (a non-GAAP measure) of $28.4 million decreased $39.1 million from $10.7 million adjusted operating income (a non-GAAP measure) in the first half of 2022. Operating margin of (7.1)% decreased 880 basis points compared to the first half of last year. Adjusted operating margin (a non-GAAP measure) of (5.9)% decreased 780 basis points compared to the first half of last year, which reflects the increased selling, general and administrative expenses and decreased gross profit as described in the above sections.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	(in thousands, except percentage data)
Operating (Loss) Income, as reported (GAAP)	$(20,469)	(8.7)%	$4,663	1.6%	$(33,654)	(7.1)%	$9,717	1.7%

Gross Margin Adjustment Items:
Vinyl Charges[1]	2,352	1.0%	—	—%	4,489	0.9%	—	—%
Antidumping and Countervailing Adjustments[2]	—	—%	1,218	0.4%	—	—%	977	0.2%
Gross Margin Adjustment Items Subtotal	2,352	1.0%	1,218	0.4%	4,489	0.9%	977	0.2%

SG&A Adjustment Items:
Legal and Professional Fees[3]	500	0.2%	—	—%	780	0.2%	—	—%
SG&A Adjustment Items Subtotal	500	0.2%	—	—%	780	0.2%	—	—%

Adjusted Operating (Loss) Income/ Margin (a non-GAAP measure)	$(17,617)	(7.5)%	$5,881	2.0%	$(28,385)	(5.9)%	$10,694	1.9%

1,2,3 See the Gross Profit and SG&A sections above for more detailed explanations of these individual items.

Other Expense

In the second quarter of 2023, the Company had other expense of $0.7 million compared to $0.2 million in the second quarter of 2022. The prior year expense included interest expense associated with antidumping and countervailing duty rate changes. Excluding the antidumping and countervailing adjustment in the second quarter of 2022, adjusted other expense (a non-GAAP measure) of $0.7 million in the second quarter of 2023 increased $0.6 million from the second quarter of last year. The increase in other expense and adjusted other expense in the second quarter of 2023 is due to the interest on borrowings on our Credit Agreement.

In the first half of 2023, the Company had other expense of $1.8 million compared to $0.2 million in the first half of 2022. The prior year expense was favorably impacted by the reversal of interest expense associated with antidumping and countervailing duty rate changes. Excluding the antidumping and countervailing adjustment in the first half of 2022, adjusted other expense (a non-GAAP measure) of $1.8 million in the first half of 2023 increased $1.6 million from the first half of last year. The increase in other expense and adjusted other expense in the first half of 2023 is due to the interest on borrowings on our Credit Agreement. While both years included interest on borrowings under our Credit Agreement, the Company did not draw down on our Credit Agreement in the first quarter of 2022.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	(in thousands, except percentage data)
Other Expense, as reported (GAAP)	$675	0.3%	$199	0.1%	$1,834	0.4%	$184	—%

Interest Impact Related to Antidumping and Countervailing Adjustments[4]	—	—%	83	—%	—	—%	(2)	—%

Adjusted Other Expense/Adjusted Other Expense as a % of Sales (a non-GAAP measure)	$675	0.3%	$116	—%	$1,834	0.4%	$186	—%

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

For the three months ended June 30, 2023, the Company recognized income tax expense of $17.9 million, which represented an effective tax rate of (84.5)%. For the three months ended June 30, 2022, the Company recognized income tax expense of $1.7 million, which represented an effective tax rate of 38.7%. The change in effective tax rate in the current period primarily reflects the impact of recording a valuation allowance on deferred tax assets.

For the six months ended June 30, 2023, the Company recognized income tax expense of $14.1 million, which represented an effective tax rate of (39.7)%. For the six months ended June 30, 2022, the Company recognized income tax expense of $2.8 million, which represented an effective tax rate of 29.0%. The change in effective tax rate is caused by the same drivers of the change in effective tax rate for the quarter.

As of June 30, 2023, a full valuation allowance of $23.2 million has been established against the Company's net deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized. Due to recent cumulative losses, the Company did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets. The Company intends to maintain a valuation allowance on its deferred tax assets unless there is sufficient evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of any reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve in future periods and estimates of future taxable income and will be made in the period such determination is made.

Net (Loss) Income per Diluted Share

Net loss per diluted share was $1.35 for the quarter ended June 30, 2023, compared to net income per diluted share of $0.09 for the quarter ended June 30, 2022. Adjusted loss per diluted share was $1.28 for the second quarter of 2023, compared to adjusted earnings per diluted share of $0.13 for the second quarter of 2022.

Net loss per diluted share was $1.72 for the six months ended June 30, 2023, compared to net income per diluted share of $0.23 for the six months ended June 30, 2022. Adjusted loss per diluted share was $1.59 for the six months ended June 30, 2023, compared to adjusted earnings per diluted share of $0.26 for the six months ended June 30, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net (Loss) Income, as reported (GAAP)	$(39,002)	$2,736	$(49,587)	$6,773
Net (Loss) Income per Diluted Share (GAAP)	$(1.35)	$0.09	$(1.72)	$0.23

Gross Margin Adjustment Items:
Vinyl Charges[1]	2,352	—	4,489	—
Antidumping and Countervailing Adjustments[2]	—	1,218	—	977
Gross Margin Adjustment Items Subtotal	2,352	1,218	4,489	977

SG&A Adjustment Items:
Legal and Professional Fees[3]	500	—	780	—
SG&A Adjustment Items Subtotal	500	—	780	—

Other Expense Adjustment Items:
Interest Impact Related to Antidumping and Countervailing Adjustments[4]	—	83	—	(2)
Other Expense Adjustment Items Subtotal	—	83	—	(2)

Income Tax Adjustment[5]	(750)	(344)	(1,386)	(257)

Adjusted (Loss) Earnings	$(36,900)	$3,693	$(45,704)	$7,491
Adjusted (Loss) Earnings per Diluted Share (a non-GAAP measure)	$(1.28)	$0.13	$(1.59)	$0.26

1,2,3,4 See the Gross Profit, SG&A and Other Expense sections above for more detailed explanations of these individual items.

5
Income tax adjustment is defined as the sum of gross margin, SG&A, and other expense adjustment items multiplied by the Company’s federal incremental rate, which was 26.3% and 26.4% for the periods ended June 30, 2023 and 2022, respectively.

Liquidity, Capital Resources and Cash Flows

Sources of Liquidity

Cash flows from operations supplemented with our long-term borrowings remain sufficient to fund our operations while allowing us to fund our growth initiatives and position LL Flooring for long-term success. As of June 30, 2023, we had liquidity of $145.5 million, consisting of excess availability under our Credit Agreement of $137.8 million and cash and cash equivalents of $7.7 million. This represents an increase in liquidity of $9.9 million from December 31, 2022, primarily reflecting sell throughs of merchandise inventories and the impact of our working capital management on operating cash flows. We believe that cash flows from operations, together with cash on hand, and the liquidity under our Credit Agreement will be sufficient to meet our obligations and fund our settlements, operations, anticipated capital expenditures, and potential share repurchases for the next 12 months.

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

Capital Resources

As of June 30, 2023, our material contractual obligations consist of long-term debt and letters of credit under our Credit Agreement and leases. See Note 5 to the consolidated financial statements for further detail related to our Credit Agreement. For further detail related to leases, see the Form 10‑K for the year ended December 31, 2022.

Cash Flows Summary

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net Cash Provided by (Used in) Operating Activities	$38,962	$(75,982)
Net Cash Used in Investing Activities	(9,768)	(11,564)
Net Cash (Used in) Provided by Financing Activities	(32,274)	7,389
Net Decrease in Cash and Cash Equivalents	$(3,080)	$(80,157)

During the six months ended June 30, 2023, the Company generated $39.0 million of cash flows from operating activities primarily driven by sell throughs of merchandise inventories rebuilt from the prior year end and reduced inventory purchases.

During the six months ended June 30, 2022, the Company used $76.0 million of cash flows for operating activities, which was primarily the result of purchases of inventory ($106.0 million), redemption of customer deposits and store credits ($8.6 million), and payments for legal matters and settlements ($8.0 million), partially offset by increased accounts payable ($25.0 million) and net income ($6.8 million).

Net cash flows used in investing activities included $9.8 million and $11.6 million in capital expenditures in the six months ended June 30, 2023 and 2022, respectively. Capital expenditures in the first half of 2023 were used primarily for investments in technology and digital enhancements to improve the customer experience. Capital expenditures in the first half of 2022 were used primarily for store rebranding, opening new stores, and investments in digital.

Net cash flows used in financing activities was $32.3 million during the six months ended June 30, 2023, compared to net cash flows provided by financing activities of $7.4 million during the six months ended June 30, 2022. The activity in the current year was primarily attributable to $32.0 million of net repayments of outstanding debt under the Credit Agreement. Financing activities during the first six months of 2022 included $15.0 million net borrowings under the Credit Agreement, partially offset by $7.9 million of repurchases of common stock.

Merchandise Inventories

Our net sales fluctuate slightly as a result of seasonal factors, and we adjust merchandise inventories in anticipation of those factors, causing variations in our buildup of merchandise inventories. Generally, we experience higher-than-average net sales in the spring and fall when more home remodeling activities typically take place and lower-than-average net sales in the winter months and during the hottest summer months.

Merchandise inventories as of June 30, 2023 decreased $46.3 million from December 31, 2022 as the Company began to sell through inventory rebuilt from the prior year and reduced inventory purchases. We consider merchandise inventories either “available for sale” or “in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection. As a result of our decision to return certain vinyl flooring products detained as a consequence of the UFLPA to the vendor, the $6.0 million of product that no longer represents saleable inventory has been reclassified to “Other Current Assets” on the consolidated balance sheet.

In-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including import holds, international holidays, rainy seasons, and specific merchandise category planning.

Merchandise inventories and available inventory for sale per store in operation were as follows:

	As of	As of	As of
	June 30, 2023	December 31, 2022	June 30, 2022
	(in thousands)
Inventory – Available for Sale	$263,286	$307,730	$314,124
Inventory – In-Transit	22,750	24,566	44,680
Total Merchandise Inventories	$286,036	$332,296	$358,804

Inventory Available for Sale Per Store	$596	$696	$719

Inventory available for sale per store as of June 30, 2023 decreased compared to December 31, 2022 due to the same drivers as merchandise inventories. Inventory available for sale per store decreased compared to June 30, 2022 reflecting the Company's strategy to utilize the merchandise inventories rebuilt in 2022.

Related Party Transactions

Information with respect to related party transactions may be found in Note 8, “Related Party Transactions”, to the consolidated financial statements in Item 1 of Part I, which is incorporated herein by reference.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk.

The Company can be exposed to interest rate risk because of variable rate borrowings under our Credit Agreement. To the extent the Company borrows at Term SOFR, financial results are subject to changes in the market rate of interest. As of June 30, 2023, we had $40.0 million outstanding under our Revolving Credit Facility, which carried a weighted average interest rate of 6.3% repayable at any time. A hypothetical 1% increase in interest rates would cause an increase of $0.4 million of annual interest if outstanding for the full year.

We currently do not engage in any interest rate hedging activity. However, in the future, to mitigate losses associated with interest rate risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2023. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended June 30, 2023 (in thousands, except per share data):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[2]	Per Share[2]	Programs	Programs[1]
April 1, 2023 to April 30, 2023	—	$-	—	$43,000
May 1, 2023 to May 31, 2023	11	3.34	—	43,000
June 1, 2023 to June 30, 2023	2	4.44	—	43,000
Total	13	$3.49	—	$43,000

1
In February 2012, the Company’s board of directors adopted an authorization for the repurchase of up to a total of $50.0 million of the Company’s common stock, which it increased by $50.0 million in each of November 2012 and January 2014. As of February 2022, the Company had purchased approximately $135.3 million common stock with $14.7 million remaining under this authorization, and the board of directors further increased this authority by an additional $35.3 million for a total authorization to repurchase up to $50.0 million of the Company’s common stock on the open market or in private transactions. As of June 30, 2023, there remains $43.0 million outstanding under the share repurchase authorization, which does not have an expiration date. The Company did not repurchase any shares under the authorization during the three and six months ended June 30, 2023.
2
The table above reflects repurchases of 12.5 thousand shares of our common stock, at an average price of $3.49 per share, in connection with the net settlement of restricted share awards that vested during the three months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits.

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1

LL Flooring Holdings, Inc. 2023 Equity Compensation Plan, (filed as Annex B to the Company’s definitive proxy statement on Schedule 14A, filed on April 3, 2023 (file No. 001-33767), and incorporated by reference)

10.2

Form of Employee Performance-Based Stock Unit Award under the LL Flooring Holdings 2023 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s current report on Form 8-K/A, filed on May 18, 2023 (file No. 001-33767), and incorporated by reference)

10.3

Form of Employee Restricted Stock Award Agreement under the LL Flooring Holdings 2023 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s current report on Form 8-K/A, filed on May 18, 2023 (file No. 001-33767), and incorporated by reference)

10.4

Form of Non-Employee Director Restricted Stock Award under the LL Flooring Holdings 2023 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s current report on Form 8-K/A, filed on May 18, 2023 (file No. 001-33767), and incorporated by reference)

10.5

Form of Non-Employee Director Restricted Stock Unit Award Agreement under the LL Flooring Holdings 2023 Equity Incentive Plan (filed as Exhibit 10.4 to the Company’s current report on Form 8-K/A, filed on May 18, 2023 (file No. 001-33767), and incorporated by reference)

10.6

Offer Letter Agreement with Robert L. Madore, dated June 9, 2023 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on July 6, 2023 (file No. 001-33767), and incorporated by reference)

10.7	Form of Restricted Stock Inducement Award Agreement (filed herewith)
10.8	Form of Performance Stock Unit Inducement Award Agreement (filed herewith)
31.1	Certification of Principal Executive Officer of LL Flooring Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of LL Flooring Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer of LL Flooring Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from the Company’s Form 10‑Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LL FLOORING HOLDINGS, INC.
(Registrant)

Date: August 9, 2023	By:	/s/ Robert L. Madore
Robert L. Madore
Chief Financial Officer (Principal Financial Officer)