Form 10-Q
period 2023-09-30
LL Flooring Holdings, Inc.
filed 2023-11-08
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b‑2 of the Exchange Act:

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

As of November 3, 2023, there are 30,862,752 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LL FLOORING HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10‑Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

LL Flooring Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

In Thousands

	September 30,	December 31,
	2023	2022
Assets
Current Assets:
Cash and Cash Equivalents	$9,965	$10,800
Merchandise Inventories, Net	282,622	332,296
Prepaid Expenses	8,477	9,054
Other Current Assets	18,834	17,598
Total Current Assets	319,898	369,748
Property and Equipment, Net	98,979	101,758
Operating Lease Right-of-Use Assets	144,512	123,172
Deferred Tax Assets, Net	—	13,697
Other Assets	5,426	5,578
Total Assets	$568,815	$613,953

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$61,205	$47,733
Customer Deposits and Store Credits	42,252	43,767
Accrued Compensation	6,867	9,070
Sales and Income Tax Liabilities	2,170	3,574
Accrual for Legal Matters and Settlements	20,589	22,159
Operating Lease Liabilities - Current	31,666	34,509
Other Current Liabilities	26,488	19,712
Total Current Liabilities	191,237	180,524
Other Long-Term Liabilities	6,670	6,162
Operating Lease Liabilities - Long-Term	120,048	99,186
Credit Agreement	77,000	72,000
Total Liabilities	394,955	357,872

Commitments and Contingencies

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 30,971 and 30,758 shares issued and 28,840 and 28,695 shares outstanding at September 30, 2023, and December 31, 2022, respectively)	31	31
Treasury Stock, at cost (2,131 and 2,063 shares, respectively)	(153,607)	(153,331)
Additional Capital	235,443	231,839
Retained Earnings	91,993	177,542
Total Stockholders’ Equity	173,860	256,081
Total Liabilities and Stockholders’ Equity	$568,815	$613,953

See accompanying notes to consolidated financial statements

LL Flooring Holdings, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

In Thousands, Except Per Share Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net Sales
Net Merchandise Sales	$183,579	$229,204	$596,267	$731,044
Net Services Sales	32,267	39,617	96,699	115,766
Total Net Sales	215,846	268,821	692,966	846,810
Cost of Sales
Cost of Merchandise Sold	120,878	142,041	373,568	449,987
Cost of Services Sold	26,460	31,198	78,359	90,412
Total Cost of Sales	147,338	173,239	451,927	540,399
Gross Profit	68,508	95,582	241,039	306,411
Selling, General and Administrative Expenses	98,109	99,692	304,294	300,804
Operating (Loss) Income	(29,601)	(4,110)	(63,255)	5,607
Other Expense	6,391	646	8,225	830
(Loss) Income Before Income Taxes	(35,992)	(4,756)	(71,480)	4,777
Income Tax (Benefit) Expense	(30)	(982)	14,069	1,778
Net (Loss) Income and Comprehensive (Loss) Income	$(35,962)	$(3,774)	$(85,549)	$2,999

Net (Loss) Income per Common Share—Basic	$(1.25)	$(0.13)	$(2.97)	$0.10
Net (Loss) Income per Common Share—Diluted	$(1.25)	$(0.13)	$(2.97)	$0.10

Weighted Average Common Shares Outstanding:
Basic	28,839	28,668	28,769	28,859
Diluted	28,839	28,668	28,769	29,010

See accompanying notes to consolidated financial statements

LL Flooring Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

In Thousands

For the Three Months Ended September 30, 2023 and 2022
							Total
	Common Stock		Treasury Stock		Additional	Retained	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Equity
June 30, 2022	28,680	$31	2,053	$(153,244)	$230,086	$196,396	$273,269
Stock-Based Compensation Expense	—	—	—	—	832	—	832
Release of Restricted Shares	6	—	—	—	—	—	—
Common Stock Repurchased	—	—	4	(40)	—	—	(40)
Net Loss	—	—	—	—	—	(3,774)	(3,774)
September 30, 2022	28,686	$31	2,057	$(153,284)	$230,918	$192,622	$270,287

June 30, 2023	28,838	$31	2,130	$(153,605)	$234,232	$127,955	$208,613
Stock-Based Compensation Expense	—	—	—	—	1,211	—	1,211
Release of Restricted Shares	2	—	—	—	—	—	—
Common Stock Repurchased	—	—	1	(2)	—	—	(2)
Net Loss	—	—	—	—	—	(35,962)	(35,962)
September 30, 2023	28,840	$31	2,131	$(153,607)	$235,443	$91,993	$173,860

For the Nine Months Ended September 30, 2023 and 2022
							Total
	Common Stock		Treasury Stock		Additional	Retained	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Equity
December 31, 2021	29,113	$31	1,423	$(145,337)	$227,804	$189,623	$272,121
Stock-Based Compensation Expense	—	—	—	—	2,818	—	2,818
Exercise of Stock Options	21	—	—	—	296	—	296
Release of Restricted Shares	123	—	—	—	—	—	—
Common Stock Repurchased	(571)	—	634	(7,947)	—	—	(7,947)
Net Income	—	—	—	—	—	2,999	2,999
September 30, 2022	28,686	$31	2,057	$(153,284)	$230,918	$192,622	$270,287

December 31, 2022	28,695	$31	2,063	$(153,331)	$231,839	$177,542	$256,081
Stock-Based Compensation Expense	—	—	—	—	3,604	—	3,604
Release of Restricted Shares	145	—	—	—	—	—	—
Common Stock Repurchased	—	—	68	(276)	—	—	(276)
Net Loss	—	—	—	—	—	(85,549)	(85,549)
September 30, 2023	28,840	$31	2,131	$(153,607)	$235,443	$91,993	$173,860

See accompanying notes to consolidated financial statements

LL Flooring Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

In Thousands

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (Loss) Income	$(85,549)	$2,999
Adjustments to Reconcile Net (Loss) Income:
Depreciation and Amortization	14,597	13,723
Deferred Income Tax Provision	13,806	51
Income on Vouchers Redeemed for Legal Settlements	(622)	(1,051)
Stock-Based Compensation Expense	3,604	2,818
Provision for Inventory Obsolescence Reserves	3,005	742
Loss on Disposal of Fixed Assets	29	—
Changes in Operating Assets and Liabilities:
Merchandise Inventories	45,714	(113,828)
Accounts Payable	15,589	(1,619)
Customer Deposits and Store Credits	(1,515)	(18,186)
Prepaid Expenses and Other Current Assets	(463)	(4,861)
Accrued Compensation	(2,203)	(2,536)
Accrual for Legal Matters and Settlements	244	293
Payments for Legal Matters and Settlements	(224)	(8,123)
Other Assets and Liabilities	2,406	5,814
Net Cash Provided by (Used in) Operating Activities	8,418	(123,764)
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(13,977)	(16,787)
Other Investing Activities	—	64
Net Cash Used in Investing Activities	(13,977)	(16,723)
Cash Flows from Financing Activities:
Borrowings on Credit Agreement	237,000	201,000
Payments on Credit Agreement	(232,000)	(132,000)
Common Stock Repurchased	—	(7,947)
Other Financing Activities	(276)	296
Net Cash Provided by Financing Activities	4,724	61,349
Net Decrease in Cash and Cash Equivalents	(835)	(79,138)
Cash and Cash Equivalents, Beginning of Period	10,800	85,189
Cash and Cash Equivalents, End of Period	$9,965	$6,051

Supplemental Disclosure of Non-Cash Operating and Financing Activities:
Relief of Inventory for Vouchers Redeemed for Legal Settlements	$968	$1,849
Tenant Improvement Allowance for Leases	(196)	(1,148)

See accompanying notes to consolidated financial statements

LL Flooring Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

LL Flooring Holdings, Inc., formerly Lumber Liquidators Holdings, Inc., and its direct and indirect subsidiaries (collectively and, where applicable, individually, "LL Flooring" or the "Company") engage in business as a multi-channel specialty retailer of hard-surface flooring, and hard-surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of hard-surface flooring including waterproof hybrid resilient, waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, tile, and cork, with a wide range of flooring enhancements and accessories to complement. In addition, the Company also began offering carpet during 2023, with 61 store locations offering carpet as of the end of the third quarter. The Company also provides in-home delivery and installation services to its customers. The Company primarily sells to consumers or to Pros on behalf of consumers through a network of store locations in metropolitan areas. As of September 30, 2023, the Company’s 443 stores spanned 47 states in the United States ("U.S."). In addition to the store locations, the Company’s products may be ordered, and customer questions or concerns addressed, through both its customer contact center in Richmond, Virginia, and its digital platform, LLFlooring.com (information contained on or connected to our website is not incorporated by reference in this report and should not be considered part of this or any other report that we file with or furnish to the Securities and Exchange Commission ("SEC")).

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10‑Q for interim financial reporting pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. Therefore, the interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report filed on Form 10‑K for the year ended December 31, 2022.

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

Recognition of Net Sales

The Company generates revenues primarily by retailing merchandise in the form of hard-surface flooring, carpet, and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Sales occur through the Company’s network of 443 stores, which spanned 47 states on September 30, 2023, and its digital platform, LLFlooring.com. The Company’s agreements with its customers are of short duration (less than a year), and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

Revenue is based on consideration specified in a contract with a customer and excludes any sales incentives from vendors. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer or performing services for a customer. Revenues from installation and freight services are recognized when the delivery is made or the installation is complete, which approximates the recognition of revenue over time due to the short duration of service provided. The price of the Company’s merchandise and services is specified in the respective contract and detailed on the invoice agreed to with the customer including any discounts. The Company generally requires customers to pay a deposit, equal to approximately half of the retail sales value, when ordering merchandise not regularly carried in a given location or not currently in stock. In addition, the Company generally does not extend credit to its customers with payment due in full at the time the customer takes possession of merchandise or when the service is provided. Customer payments and deposits received in advance of the customer taking possession of the merchandise or receiving the services are recorded as deferred revenues in the accompanying consolidated balance sheet caption "Customer Deposits and Store Credits."

The following table shows the activity in this account for the periods noted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Customer Deposits and Store Credits, Beginning Balance	$(42,404)	$(58,427)	$(43,767)	$(67,063)
New Deposits	(229,433)	(276,235)	(735,996)	(884,551)
Recognition of Revenue	215,846	268,821	692,966	846,810
Sales Tax included in Customer Deposits	12,642	15,980	41,154	51,152
Other	1,097	984	3,391	4,775
Customer Deposits and Store Credits, Ending Balance	$(42,252)	$(48,877)	$(42,252)	$(48,877)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 90 days, subject to the discretion of the store manager. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels, and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company reduces revenue by the number of expected returns and records it within "Other Current Liabilities" on the consolidated balance sheet. The sales return reserve was $1.8 million and $2.2 million on September 30, 2023 and December 31, 2022, respectively. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the "Other Current Assets" caption of the accompanying consolidated balance sheet. This amount was $1.0 million and $1.2 million on September 30, 2023 and December 31, 2022, respectively. The Company recognizes sales commissions as incurred since the amortization period is less than one year.

In total, the Company offers hundreds of different flooring products; however, no single flooring product represented a significant portion of its sales mix. By major product category, the Company’s sales mix was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	(in thousands, except percentage data)
Manufactured Products[1]	$102,134	47%	$128,213	48%	$335,379	48%	$405,654	48%
Solid and Engineered Hardwood	49,976	23%	62,838	23%	161,029	23%	203,785	24%
Moldings and Accessories and Other	31,469	15%	38,153	14%	99,859	15%	121,605	14%
Installation and Delivery Services	32,267	15%	39,617	15%	96,699	14%	115,766	14%
Total	$215,846	100%	$268,821	100%	$692,966	100%	$846,810	100%

1 Includes engineered vinyl plank, laminate, vinyl and tile.

Cost of Sales

Cost of sales includes the cost of products sold, including tariffs, the cost of installation services, and transportation costs from vendors to the Company’s distribution centers or store locations. It also includes transportation costs from distribution centers to store locations, transportation costs for the delivery of products from store locations to customers, certain costs of quality control procedures, warranty and customer satisfaction costs, inventory adjustments including obsolescence and shrinkage, and costs to produce and ship samples, which are net of vendor allowances. For the three and nine months ended September 30, 2023, "Cost of Sales" on the consolidated statements of operations and comprehensive (loss) and income also included $1.6 million and $6.1 million in incremental costs related to the vinyl flooring U.S. Customs and Border Protection ("CBP") detentions of vinyl flooring under the Uyghur Forced Labor Prevention Act ("UFLPA"). In the third quarter, the Company also recorded an unfavorable $10.7 million 2012-2013 antidumping duty rate change to "Cost of Sales" on the consolidated statements of operations and comprehensive (loss) income. This adjustment is discussed further in Item 1, Note 7 to the consolidated financial statements below.

The Company offers a range of limited warranties for the durability of the finish on its prefinished products to its services provided. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. Warranty costs are recorded in cost of sales. The related reserve was $0.7 million and $1.0 million on September 30, 2023 and December 31, 2022, respectively, and recorded in "Other Current Liabilities" on the accompanying consolidated balance sheets. The Company seeks recovery from its vendors and third-party independent contractors of installation services for certain amounts paid.

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

Note 3. Stockholders’ Equity

Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net (Loss) Income	$(35,962)	$(3,774)	$(85,549)	$2,999
Weighted Average Common Shares Outstanding—Basic	28,839	28,668	28,769	28,859
Effect of Dilutive Securities:
Common Stock Equivalents	—	—	—	151
Weighted Average Common Shares Outstanding—Diluted	28,839	28,668	28,769	29,010
Net (Loss) Income per Common Share—Basic	$(1.25)	$(0.13)	$(2.97)	$0.10
Net (Loss) Income per Common Share—Diluted	$(1.25)	$(0.13)	$(2.97)	$0.10

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Stock Options	517	633	573	448
Restricted Shares	2,095	503	1,626	365

Stock Repurchase Program

In February 2012, the Company’s board of directors adopted an authorization for the repurchase of up to a total of $50.0 million of the Company’s common stock, which it increased by $50.0 million in each of November 2012 and January 2014. As of February 2022, the Company had purchased approximately $135.3 million common stock with $14.7 million remaining under this authorization, and the board of directors further increased this authority by an additional $35.3 million for a total authorization to repurchase up to $50.0 million of the Company’s common stock on the open market or in private transactions. As of September 30, 2023, there remains $43.0 million outstanding under the share repurchase authorization, which does not have an expiration date. The Company did not repurchase any shares under the authorization during the three and nine months ended September 30, 2023.

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

Outside of the share repurchase program, the Company repurchased $2.4 thousand, or 0.7 thousand shares, of its common stock through net settlement of restricted share awards that vested during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company repurchased a total of $0.3 million, or 67.9 thousand shares, of its common stock through net settlement of restricted share awards that vested during the period.

Note 4. Stock-based Compensation

The following table summarizes share activity related to employee stock options and restricted stock awards ("RSAs"):

	Stock Options	Restricted Stock Awards
	(in thousands)
Options Outstanding/Nonvested RSAs, December 31, 2022	724	637
Granted	—	2,194
Options Exercised/RSAs Released	—	(170)
Forfeited	(236)	(403)
Options Outstanding/Nonvested RSAs, September 30, 2023	488	2,258

The Company granted a target of 292.1 thousand performance awards with a grant date fair value of $1.3 million during the nine months ended September 30, 2023, a target of 94.6 thousand performance awards with a grant date fair value of $1.5 million during the nine months ended September 30, 2022, and a target of 47.8 thousand performance awards with a grant date fair value of $1.1 million during the nine months ended September 30, 2021. The performance awards in 2023 were awarded to certain members of senior management in connection with certain market conditions. The performance awards in 2022 and 2021 were awarded to certain members of senior management in connection with performance conditions based on achievement of specific key financial metrics. All performance awards will cliff vest if the respective performance conditions are met at the end of the respective 3-year service periods. The Company assesses the probability of achieving these metrics on a quarterly basis. For these awards, the Company recognizes the fair value expense ratably over the service and vesting period. These awards are included above in RSAs granted.

Under the Company’s equity incentive plan, the Company’s non-employee directors are compensated with an annual RSA grant. The amount of outstanding nonvested RSAs granted to non-employee directors was 166.7 thousand and 43.1 thousand on September 30, 2023 and December 31, 2022, respectively. The Company also maintains the Outside Directors Deferral Plan under which each of the Company’s non-employee directors has the opportunity to elect annually to defer certain fees (which are payable in cash or in shares of Common Stock with a vesting period of approximately one year). A non-employee director may elect to defer up to 100% of his or her fees and have such fees invested in deferred stock units. Deferred stock units must be settled in common stock in either a lump sum or up to five annual equal payments following a director's departure from the board. There were 362.0 thousand and 245.0 thousand deferred stock units outstanding at September 30, 2023 and December 31, 2022, respectively.

Stock-based compensation expense attributable to the Company's share-based equity awards was $1.2 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively, and $3.6 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in "Selling, General and Administrative Expenses" on the Company's consolidated statements of operations and comprehensive (loss) income.

Note 5. Credit Agreement

On December 27, 2022, the Company entered into a Waiver and Third Amendment to the Credit Agreement (the "Amendment") with Bank of America, N.A. ("the "Bank") and Wells Fargo Bank, National Association ("Wells" and, collectively with the Bank, the "Lenders") and the Bank in its capacity as administrative agent and collateral agent (in this capacity, the "Agent") and Wells as syndication agent. The Amendment, among other things, (i) changed the rate under the Credit Agreement for borrowings from a LIBOR-based rate to a Term SOFR-based rate (as defined in the Amendment), subject to certain adjustments specified in the Amendment and (ii) provided a waiver of a technical event of default under the Credit Agreement related to providing notice to the Lenders of the Company’s name change from Lumber Liquidators Holdings, Inc. to LL Flooring Holdings, Inc. Except as set forth in the Amendment, all other terms and conditions of the Credit Agreement remain in place.

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

The Amendment defines the margin for Term SOFR Rate Loans (as defined in the Amendment) as a range of 1.25% to 1.75% over the applicable Term SOFR Rate with respect to revolving loans depending on the Company’s average daily excess borrowing availability. The unused commitment fee is 0.25% per annum based on the average daily unused amount of the Revolving Credit Facility during the most recently completed calendar quarter. The weighted average interest rate applicable to the Company's Revolving Credit Facility for the three and nine months ended September 30, 2023 was 6.9% and 6.5%, respectively.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective only when specified availability under the Revolving Credit Facility falls below the greater of $17.5 million or 10% of the Revolving Loan Cap (as defined in the Credit Agreement).

As of September 30, 2023, there was $77.0 million outstanding under the Revolving Credit Facility. The Company had $7.1 million in letters of credit which reduces its availability. As of September 30, 2023, there was $110.2 million of availability under the Credit Agreement, which represents a decrease of $14.6 million from $124.8 million of availability as of December 31, 2022. Given the availability at September 30, 2023, the fixed charge coverage ratio covenant has not been triggered.

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

For the three months ended September 30, 2023, the Company recognized an income tax benefit of $30.4 thousand, which represented an effective tax rate of (0.1)%. For the three months ended September 30, 2022, the Company recognized income tax benefit of $1.0 million, which represented an effective tax rate of (20.6)%. The change of effective tax rate in the current period primarily reflects the impact of the valuation allowance on deferred tax assets.

For the nine months ended September 30, 2023, the Company recognized an income tax expense of $14.1 million, which represented an effective tax rate of (19.7)%. For the nine months ended September 30, 2022, the Company recognized income tax expense of $1.8 million, which represented an effective tax rate of 37.2%. The change in effective tax rate is caused by the same drivers of the change in effective tax rate for the quarter.

As of September 30, 2023, the Company has a full valuation allowance of $31.9 million recorded against its net deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized. Due to recent cumulative losses, the Company did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets. The Company intends to maintain a valuation allowance on its deferred tax assets unless there is sufficient evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of any reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve in future periods and estimates of future taxable income and will be made in the period such determination is made.

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

Note 7. Commitments and Contingencies

The following chart shows the activity related to current legal matters and settlements accrued. The matters themselves are described in greater detail in the paragraphs that follow the chart.

	December 31, 2022				September 30, 2023
Litigation Matter	Accrual for Legal Matters		Settlement	Vouchers	Accrual for Legal Matters
Description	and Settlements - Current	Accruals	Payments	Redeemed	and Settlements - Current
	(in thousands)
MDL	$9,070	$—	$—	$(730)	$8,340	[1]
Gold	12,864	—	—	(860)	12,004	[1]
Other Matters	225	244	(224)	—	245
	$22,159	$244	$(224)	$(1,590)	$20,589

	December 31, 2021				September 30, 2022
Litigation Matter	Accrual for Legal Matters		Settlement	Vouchers	Accrual for Legal Matters
Description	and Settlements - Current	Accruals	Payments	Redeemed	and Settlements - Current
	(in thousands)
MDL	$10,656	$—	$—	$(1,231)	$9,425
Gold	14,885	—	—	(1,670)	13,215
Mason	7,000	129	(7,129)	—	—
Other Matters	1,070	164	(993)	—	241
	$33,611	$293	$(8,122)	$(2,901)	$22,881

1
The remaining accrual will be fulfilled by redeeming vouchers as discussed below.

Litigation Related to Formaldehyde-Abrasion MDLs

In 2018, the Company entered into a settlement agreement to resolve claims related to Chinese-manufactured laminate products (the "Formaldehyde-Abrasion MDL"). Under the terms of the settlement agreement, the Company funded $22.0 million in cash and provided $14.0 million in store-credit vouchers for an aggregate settlement amount of $36.0 million to settle claims. Cash and vouchers, which generally have a three-year life, were distributed by the administrator in the fourth quarter of 2020. The Company will monitor and evaluate the redemption of vouchers on a quarterly basis. The Company intends for recipients to redeem their vouchers for product, as this compensation was provided as part of the legal settlement and is available for redemption until expiration. The rules on the expiration or escheat of any unused vouchers vary by state, and to the extent any expire unused, they will be terminated in accordance with those respective rules.

As of September 30, 2023, the remaining accrual related to these matters was $8.3 million for vouchers. As $0.7 million of vouchers were redeemed during the nine months ended September 30, 2023, the Company reduced the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.3 million was recorded as a reduction in "Selling, General and Administrative Expenses" ("SG&A") on the consolidated statement of operations. The Company included those amounts in "MDL" in the chart above.

Litigation Relating to Bamboo Flooring

In 2019, the Company finalized a settlement agreement to resolve claims related to Morning Star bamboo flooring (the "Gold Litigation"). Under the terms of the settlement agreement, the Company contributed $14.0 million in cash and provided $16.0 million in store-credit vouchers, for an aggregate settlement of up to $30.0 million. Cash and vouchers, which generally have a three-year life, were distributed by the administrator in 2021. The Company will monitor and evaluate the redemption of vouchers on a quarterly basis. The Company intends for recipients to redeem their vouchers for product, as this compensation was provided as part of the legal settlement and is available for redemption until expiration. The rules on the expiration or escheat of any unused vouchers vary by state, and to the extent any expire unused, they will be terminated in accordance with those respective rules.

As of September 30, 2023, the remaining accrual related to these matters was $12.0 million for vouchers. As $0.9 million of vouchers were redeemed during the nine months ended September 30, 2023, the Company reduced the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.3 million was recorded as a reduction in "Selling, General and Administrative Expenses" ("SG&A") on the consolidated statement of operations. The Company included those amounts in "Gold" in the chart above.

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

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring ("Petitioners") filed a petition seeking the imposition of antidumping ("AD") and countervailing duties ("CVD") with the United States Department of Commerce ("DOC") and the United States International Trade Commission ("ITC") against imports of multilayered wood flooring from China. This ruling applies to companies importing multilayered wood flooring from Chinese suppliers subject to the AD and CVD orders. The Company’s multilayered wood flooring imports from China accounted for approximately 4.9% of its flooring purchases for the year ended December 31, 2022.

As part of its processes in these proceedings, the DOC conducts annual reviews of the AD and CVD rates. In such cases, the DOC will issue preliminary rates that are not binding and are subject to comment by interested parties. After consideration of the comments received, the DOC will issue final rates for the applicable period, which may lag by a year or more. At the time of import, the Company makes deposits at the then prevailing rate, even while the annual review is in process. When rates are declared final by the DOC, the Company recognizes a receivable or accrues a payable depending on where that final rate compares to the deposits it has made. The final rate amounts are not accrued by the Company until the DOC publishes these rates or the Company receives a notice from CBP, as such the rate amounts are not probable or reasonably estimable until that time. The Company and/or the domestic manufacturers can appeal the final rate for any period and, and the DOC can place a hold on final settlement by CBP while the appeals are pending.

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

During the third quarter of 2023, the Company received notice from CBP that its imports of multilayered hardwood from China for the antidumping review period of December 1, 2012 to November 30, 2013 would be assessed at a 49.84% company-specific rate instead of the 3.92% weighted average rate published in the Federal Register. The change from the published weighted average rate to the company-specific antidumping duty rate resulted in additional antidumping duty expense of $10.7 million adjustment to cost of sales for the principal balance and an additional $5.5 million in interest. The Company tendered $15.7 million to CBP in the third quarter and accrued the additional liability of $0.5 million in "Other Current Liabilities" on the consolidated balance sheet for the antidumping second period of review.

The outstanding AD and CVD principal balances are detailed in the table that follows under the corresponding consolidated balance sheet line item. These amounts represent what the Company would receive or pay (net of any collections or payments) as the result of subsequent adjustment to rates whether due to finalization by the DOC or because of action of a court based on appeals by various parties. These amounts do not include any initial amounts paid for AD or CVD in the current period at the in-effect rate at that time.

The Company recorded net interest expense related to antidumping and countervailing duties of $5.9 million for the nine months ended September 30, 2023 compared to net interest expense of $0.05 million for the nine months ended September 30, 2022. The amounts for both years are included in other expense on the consolidated statements of operations and comprehensive (loss) income. The estimated associated interest payable and receivable for each period is recorded separately from the principal balance in the respective other current assets, other current liabilities, or long-term liabilities financial statement line item on the Company’s consolidated balance sheet.

Antidumping
Review Period	Period Covered	Deposited Rates[1]	Determined Rates[2]	Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
				(in thousands)
1	May 2011 - Nov 2012	6.78% / 3.30%	0.00%[4]	$1	$—	$—
2	Dec 2012 - Nov 2013	3.30%	3.92% / 49.84%[4]	—	(510)	—
3	Dec 2013 - Nov 2014	3.30% / 5.92%	0.00%[4]	1,819	—	—
4	Dec 2014 - Nov 2015	5.92% / 13.74%	0.00%[5]	—	—	—
5	Dec 2015 - Nov 2016	5.92% / 13.74% / 17.37%	0.00%[5]	—	—	—
6	Dec 2016 - Nov 2017	17.37% / 0.00%	42.57% / 0.00%[3,4]	503	—	(1,464)
7	Dec 2017 - Nov 2018	0.00%	2.05%[6]	—	—	—
8	Dec 2018 - Nov 2019	0.00%	0.00%[3]	—	—	—
9	Dec 2019 - Nov 2020	0.00%	39.27%[3]	—	—	(1,137)
Total Principal Balance as of September 30, 2023				$2,323	$(510)	$(2,600)

Countervailing
Review Period	Period Covered	Deposited Rates[1]	Determined Rates[2]	Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
				(in thousands)
1 & 2	Apr 2011 - Dec 2012	1.50%	0.83% / 0.99%[4]	$26	$—	$—
3	Jan 2013 - Dec 2013	1.50%	1.38%[4]	37	—	—
4	Jan 2014 - Dec 2014	1.50% / 0.83%	1.06%[4]	16	—	—
5	Jan 2015 - Dec 2015	0.83% / 0.99%	0.11% / 0.85%[4]	73	—	—
6	Jan 2016 - Dec 2016	0.99% / 1.38%	3.10% / 2.96%[4]	—	(38)	—
7	Jan 2017 - Dec 2017	1.38% / 1.06%	14.09%[3]	—	—	(1,087)
8	Jan 2018 - Dec 2018	1.06%	6.13%[3]	—	—	(287)
9	Jan 2019 - Dec 2019	0.00% / 0.85% / 2.96%	3.36% / 9.85%[3]	—	—	(81)
Total Principal Balance as of September 30, 2023				$151	$(38)	$(1,455)

1 These are the rates determined by the DOC which the Company deposited at upon import. Multiple rates are listed if the timing of the DOC update to the deposit rate fell within the period, resulting in the remaining deposits for that period to be made at the updated rate.

2 These rates represent the current published weighted average rate after initial review or after finalization of the appeals process, with multiple rates listed if applied to different producers and/or exporters.

3 This is the published weighted average rate determined by the DOC for this period which is currently under appeal and, as a result, the period remains open.

4 This is the final published weighted average rate determined by the DOC after completion of the appeals process. Liquidation instructions have been issued, but CBP has not fully liquidated the entries in this period. As such, the period remains open.

5 This is the final published weighted average rate determined by the DOC after completion of the appeals process. This period of review has been completed and fully liquidated and is now closed.

6 In October 2023, the higher weighted average rate of 2.05% offered by the DOC on appeal was accepted by the CIT for the seventh annual review period. This updated rate resulted in nominal impact to the Company's interim unaudited consolidated financial statements.

Section 301 Tariffs

Since September 2018, pursuant to Section 301 of the Trade Act of 1974, the United States Trade Representative ("USTR") has imposed tariffs on certain goods imported from China over four tranches ("Lists"). Products imported by the Company fall within Lists 3 and 4a for which tariffs range from 10% to 25%. On September 10, 2020 several importers of vinyl flooring ("the plaintiffs") filed a lawsuit with the Court of International Trade ("CIT") challenging the Section 301 tariffs under Lists 3 and 4a and the USTR's actions. The plaintiffs argued that the USTR had not acted within its statutory authority when it modified the original Section 301 determinations on certain goods from China by adding Lists 3 and 4a and that the agency had not demonstrated that it satisfied the procedural requirements of the Administrative Procedure Act. On March 17, 2023, the CIT issued a decision sustaining the List 3 and 4a tariffs. The CIT’s decision was appealed by the plaintiffs to the Court of Appeals for the Federal Circuit ("CAFC") on May 13, 2023. If these appeals are successful, the Company may qualify for refunds on these Section 301 tariffs. At this time, the Company is unable to predict the timing or outcome of the ruling by the CAFC.

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

Note 8. Related Party Transactions

Beginning in the second quarter of 2023, F9 Investments, LLC, has filed a Schedule 13D (and three subsequent amendments) with the SEC indicating beneficial ownership of more than 5% of the Company's voting securities. As of September 30, 2023, the Company leased 29 of its store locations, representing 6.5% of the total number of store leases in operation, from entities controlled by F9 Investments, LLC. Rental expense for the three and nine months ended September 30, 2023, was $0.6 million and $1.7 million, respectively. The Company is charged rent for these locations at rates believed to be at fair market value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute "forward-looking statements" within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "assumes," "believes," "thinks," "estimates," "seeks," "predicts," "could," "projects," "targets," "potential," "will likely result," and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact of any of the following:

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
•
transportation availability and costs, including the impact of the war in Ukraine and the conflict in the Gaza Strip on the Company's European and Asian suppliers;
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

•
damage to our assets;
•
availability of suitable hardwood and carpet, including disruptions from the impacts of severe weather and supply chain constraints;
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
•
impact of changes in accounting guidance, including implementation guidelines and interpretations related to Environmental, Social, and Governance ("ESG") matters;
•
internal controls; and
•
anti-takeover provisions.

Information regarding risks and uncertainties is contained in the Company’s reports filed with the SEC, including the Item 1A, "Risk Factors," section of this quarterly report and the Form 10‑K for the year ended December 31, 2022.

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. "Financial Statements" of this quarterly report and the audited financial statements and notes and management discussion included in the Company’s annual report filed on Form 10‑K for the year ended December 31, 2022.

Overview

LL Flooring is one of the leading specialty retailers of hard-surface flooring in the U.S. with 443 stores as of September 30, 2023. Our Company seeks to offer the best customer experience online and in stores, with more than 500 varieties of hard-surface floors featuring a range of quality styles and on-trend designs. Our online tools also help empower customers to find the right solution for the space they’ve envisioned. Our extensive selection includes waterproof hybrid resilient, waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, tile, and cork, with a wide range of flooring enhancements and accessories to complement. In addition, the Company also began offering carpet during 2023, with 61 store locations offering carpet as of the end of the third quarter. Our stores are staffed with flooring experts who provide advice, Pro partnership services and installation options for all our products, the majority of which are in stock and ready for delivery. Our vision is to be the customers’ first choice in hard and soft surface flooring by providing the best experience, from start to finish. We offer the accessible flooring expertise and high-touch service of a local store, combined with the value, omnichannel convenience and product availability of a national brand. We plan to leverage this advantage to differentiate ourselves in the highly fragmented flooring market.

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

The non-GAAP financial measures are presented because we believe the non-GAAP financial measures provide useful information to management and investors regarding certain financial and business trends related to our financial condition and results of operations. These measures provide an additional tool for investors to use in evaluating our ongoing operating performance, and management, in certain cases, uses them to determine incentive compensation. The presented non-GAAP financial measures exclude items that management does not believe reflect our core operating performance, which include incremental costs of sales and associated legal costs related to disruptions to supply chain and other trade regulations and changes in antidumping and countervailing duties, as such items are outside of our control or due to their inherent unusual, non-operating, unpredictable, non-routine, or non-cash nature. Reconciliations of these non-GAAP financial measures are provided on the pages that follow (certain numbers may not sum due to rounding).

Executive Summary

We continue to navigate uncertainty in the macroeconomic environment due to low consumer confidence, inflation, an elevated interest and mortgage rate environment and lower existing home sales. Despite external headwinds, we remain confident in our ability to deliver the high-touch service of an independent flooring retailer combined with the value, assortment, and convenience of a national brand.

We are disappointed in our results for the third quarter 2023, which continued to be negatively impacted by the macroeconomic environment, as well as internal challenges that we are focused on as we execute against our strategic initiatives. To that end, we remain committed and continue to execute on our brand transformation strategy and our five strategic initiatives, which include: focusing investments on our top growth priorities; growing our brand awareness; enhancing our product offerings through innovating products; ensuring a consistent customer experience across all our stores and our omnichannel network; and improving operating efficiencies. We believe each initiative will improve sales productivity and profitability long term.

First, we are focusing investments on our top growth priorities to drive sales, including further harnessing the capabilities of our Customer Relationship Management ("CRM") system to generate more opportunities, expanding our carpet offering across our store portfolio, and delivering exceptional service to the Pro customer.

We continue enhancing our omnichannel brand campaign as we continue to focus on growing our brand awareness. Further, we believe brands that are innovating and creating new products will win in the long term, and we continuously build on the strengths of our merchandising and sourcing teams to enhance our product offerings.

We remain focused on identifying further efficiencies and further improving our inventory management practices to yield continued improvements in our overall working capital. We regularly review our store portfolio for profitability and cash flow, and in the third quarter, we implemented a new, more disciplined approach through which we identified 8 underperforming stores we will be closing in 2023 and early 2024. The Company expects to incur expense between $2 million and $3 million to close these stores, with approximately $1.7 million of this expense recorded in the third quarter of 2023 related to lease, property and equipment, and inventory write-downs, employee termination benefits, and accelerated depreciation of property and equipment.

Since we initiated a strategic review of our cost structure early this year, we have achieved $7.3 million of realized savings year-to-date, with $3.7 million of those savings realized in the third quarter. We continue to prudently manage expenses and focus on aligning our cost structure with our current rate of sales to preserve profitability.

We believe that we are seeing promising signs that our strategic initiatives are starting to improve our capabilities, and this gives us confidence that we will return to growth as the economic environment improves and, in the long term, regain share in what we believe will be a growing industry that is driven by long-term tailwinds for hard surface flooring and remodels such as aging housing stock, increased household formation, and rising home values.

Vinyl Update

In February 2023, U.S. Customs and Border Protection ("CBP") added aluminum and polyvinyl chloride ("PVC") to a list of categories including cotton, tomatoes and polysilicon for which CBP has the ability to request additional documentation from importers under the Uyghur Forced Labor Prevention Act ("UFLPA").

Throughout 2023, the CBP has requested additional documentation with respect to the UFLPA for some shipments of vinyl flooring originating from Asia. We require our vendors to follow our strict guidelines on responsible sourcing, obtain periodic certifications from them concerning compliance with these standards, and perform audit procedures of their supply chain documentation. However, we determined it was most cost effective to return the majority of the product that had been detained by CBP to the affected vendor.

During the third quarter of 2023, we incurred $1.8 million of incremental expenses related to the UFLPA, which included demurrage, storage, transportation, and legal expenses. For the nine months ended September 30, 2023, incremental expenses related to the UFLPA were $7.0 million.

We're continuing to work to mitigate the disruptions by featuring alternative products in our current assortment and leveraging our sourcing capabilities to look at alternative flooring categories and sourcing geographies. We are rebuilding SKUs in the vinyl category, and we expect to have normal levels of inventory in that category by year end.

Despite our robust compliance program and mitigation efforts, we continue to see a small number of shipments from additional vinyl vendors being impacted by UFLPA holds. We are unable to predict whether other vinyl flooring shipments will be impacted in the future and, whether this issue could have further material impacts on sales and margins as we progress throughout the fourth quarter and into 2024. See "Risk Factor – The Company and third-party suppliers on whom we rely source a significant portion of the merchandise we sell from Asia, which exposes us to the risk of supply chain disruptions" in the Company’s annual report filed on Form 10‑K for the year ended December 31, 2022.

Results of Operations

We believe the selected sales data, the percentage relationship between net sales and major categories in the consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations.

			% (Decrease) Increase
	% of Net Sales		in Dollar Amounts
	Three Months Ended September 30,		2023
	2023	2022	vs. 2022
Net Sales
Net Merchandise Sales	85.1%	85.3%	(19.9)%
Net Services Sales	14.9%	14.7%	(18.6)%
Total Net Sales	100.0%	100.0%	(19.7)%
Gross Profit	31.7%	35.6%	(28.3)%
Selling, General and Administrative Expenses	45.5%	37.1%	(1.6)%
Operating (Loss) Income	(13.7)%	(1.5)%	620.2%
Other Expense	3.0%	0.2%	889.3%
(Loss) Income Before Income Taxes	(16.7)%	(1.8)%	656.8%
Income Tax (Benefit) Expense	0.0%	(0.4)%	(96.9)%
Net (Loss) Income and Comprehensive (Loss) Income	(16.7)%	(1.4)%	852.9%

			% (Decrease) Increase
	% of Net Sales		in Dollar Amounts
	Nine Months Ended September 30,		2023
	2023	2022	vs. 2022
Net Sales
Net Merchandise Sales	86.0%	86.3%	(18.4)%
Net Services Sales	14.0%	13.7%	(16.5)%
Total Net Sales	100.0%	100.0%	(18.2)%
Gross Profit	34.8%	36.2%	(21.3)%
Selling, General and Administrative Expenses	43.9%	35.5%	1.2%
Operating (Loss) Income	(9.1)%	0.7%	(1228.1)%
Other Expense	1.2%	0	891.0%
(Loss) Income Before Income Taxes	(10.3)%	0.6%	(1596.3)%
Income Tax (Benefit) Expense	2.0%	0.2%	691.3%
Net (Loss) Income and Comprehensive (Loss) Income	(12.3)%	0.4%	(2952.6)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
SELECTED SALES DATA
Average Sale[1]	$1,820	$1,850	$1,813	$1,799
Comparable Store Net Sales Decrease[2]	(20.5)%	(7.3)%	(19.6)%	(4.6)%
Transaction Count Decrease[3]	(18.9)%	(21.1)%	(21.6)%	(19.4)%
Average Retail Price per Unit Sold Increase[4]	0.1%	13.4%	4.2%	12.7%

Number of Stores Open, end of period	443	439	443	439
Number of Stores Opened in Period, net of closures	1	2	1	15
Number of Stores Relocated in Period[5]	—	—	—	1

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

Net Sales

Net sales of $215.8 million decreased $53.0 million, or 19.7%, versus the third quarter of 2022, driven by a decrease in transaction count reflecting lower spending by consumers and Pros. Total comparable store sales for the quarter decreased 20.5% versus the third quarter of 2022. Net merchandise sales and net service sales decreased 19.9% and 18.6%, respectively. During the second quarter, the Company opened one store, bringing total stores to 443 as of September 30, 2023.

For the quarter, average ticket decreased 1.6%, and transaction count decreased 18.9%, reflecting continued pressures from macroeconomic uncertainty coupled with operational challenges. Average retail price per unit sold increased 0.1% quarter over quarter, primarily due to the Company's pricing and promotion strategies to offset higher material costs as well as favorable product mix. As the Company continues to navigate uncertainty in the macroeconomic environment, it will continue to monitor the competitive pricing environment to inform its pricing and promotion strategies.

Net sales for the nine months ended September 30, 2023 of $693.0 million decreased $153.8 million, or 18.2%, compared to the first nine months of 2022. Total comparable store sales for first nine months of 2023 decreased 19.6% versus the first nine months of last year.

For the nine months ended September 30, 2023, transaction count decreased 21.6% from the comparable period in prior year, reflecting the same drivers as the quarter. Average ticket increased 2.0%, and average retail price per unit sold increased 4.2%, driven by the Company's aforementioned navigation of price elasticities in the inflationary macroeconomic environment.

Gross Profit

Gross profit decreased 28.3% in the third quarter of 2023 to $68.5 million from $95.6 million in the comparable period in 2022, and gross margin of 31.7% decreased 390 basis points compared to the third quarter last year. The decrease in gross profit and margin was driven by an unfavorable $10.7 million 2012-2013 antidumping duty rate change and $1.6 million in incremental costs of goods sold related to CBP detentions on certain vinyl flooring products from Asia. Excluding the 2023 charges related to antidumping duties and vinyl delays, adjusted gross profit (a non-GAAP measure) of $80.9 million decreased $14.7 million and adjusted gross margin (a non-GAAP measure) of 37.5% increased 190 basis points compared to the same period last year. The decrease in adjusted gross profit is driven by a decrease in transaction count reflecting lower spending by Pros and consumers, while the increase in adjusted gross margin primarily reflects freight cost relief and the sourcing team's agility in finding alternative country / vendor sourcing strategies.

Gross profit for the nine months ended September 30, 2023 of $241.0 million decreased $65.4 million compared to the first nine months of 2022, and gross margin of 34.8% decreased 140 basis points compared to the same period last year. The decrease in gross profit and margin was driven by an unfavorable $10.7 million antidumping duty rate change, compared to a $1.0 million antidumping duty rate charge in 2022, and $6.1 million in incremental costs of goods sold related to CBP detentions on certain vinyl flooring products from Asia. Excluding these antidumping and vinyl charges, adjusted gross profit (a non-GAAP measure) of $257.9 million decreased $49.5 million and adjusted gross margin (a non-GAAP measure) of 37.2% increased 90 basis points compared to the same period last year. The decrease in adjusted gross profit is driven by a decrease in transaction count reflecting lower spending by Pros and consumers, while the increase in adjusted gross margin primarily reflects the Company’s ability to offset higher material costs (collectively up more than 200 basis points) through pricing, promotion and alternative country / vendor sourcing strategies.

Additionally, the Company’s financial statements have been impacted by Section 301 tariffs on certain products imported from China in recent years. The tariffs flow through the income statement as the product is sold. The Company has deployed strategies to mitigate tariffs and improve gross margin, primarily through adjusting its pricing and promotion strategies and alternative country sourcing. The Company's merchandise receipts subject to Section 301 tariffs were 11% and 16% during the third quarter of 2023 and 2022, respectively.

As discussed in Item 1, Note 7 to the consolidated financial statements, the Company is unable to predict the timing or outcome of the ruling by the CAFC. If these appeals are successful, the Company may qualify for refunds on these Section 301 tariffs.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	(in thousands, except percentage data)
Gross Profit/Margin, as reported (GAAP)	$68,508	31.7%	$95,582	35.6%	$241,039	34.8%	$306,411	36.2%

Vinyl Charges[1]	1,637	0.8%	—	—%	6,126	0.9%	—	—%
Antidumping and Countervailing Adjustments[2]	10,713	5.0%	—	—%	10,713	1.5%	977	0.1%
Adjustment Items Subtotal	12,350	5.7%	—	—%	16,839	2.4%	977	0.1%

Adjusted Gross Profit/Margin (non-GAAP measures)	$80,858	37.5%	$95,582	35.6%	$257,878	37.2%	$307,388	36.3%

1 This amount represents costs related to CBP detentions on flooring products that contain PVC as a consequence of the UFLPA.

2 This amount represents net antidumping and countervailing income associated with applicable prior-year shipments of engineered hardwood from China.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses of $98.1 million was 45.5% as a percentage of net sales, compared to $99.7 million or 37.1% of net sales in the third quarter of 2022. SG&A expense in the third quarter of 2023 included a $0.1 million charge for legal fees charged to earnings related to the vinyl CBP detentions, and SG&A expense in the third quarter of 2022 included a $0.2 million insurance recovery related to the Gold litigation. Excluding the impact of the legal fees and recoveries, adjusted SG&A expense (a non-GAAP measure) was $98.0 million, or 45.4% as a percentage of net sales, compared to $99.8 million or 37.1% of net sales in the prior period. The decreases in both SG&A and adjusted SG&A expense for the quarter reflected restructuring cost savings and lower variable costs due to lower sales volumes, partially offset by investment in our growth priorities and long-term initiatives such as the Dallas distribution center, increases in labor and occupancy, and store closure costs.

Selling, general and administrative ("SG&A") expenses for the first nine months of 2023 increased $3.5 million to $304.3 million, or 43.9% of net sales, compared to $300.8 million, or 35.5% of net sales, in the first nine months of 2022. SG&A expense for the nine months ended September 30, 2023 included a $0.9 million charge for legal fees charged to earnings related to the vinyl CBP detentions, and SG&A expense for the comparable period in 2022 included a $0.2 million insurance recovery related to the Gold litigation. Excluding the impact of these fees, adjusted SG&A expense (a non-GAAP measure) increased $2.4 million and adjusted SG&A as a percentage of net sales (a non-GAAP measure) of 43.8% increased 830 basis points for the first nine months of 2023 compared to the first nine months of 2022. The increases in both SG&A and adjusted SG&A year-to-date were due to investment in our growth priorities and long-term initiatives such as the Dallas distribution center, increases in labor and occupancy, and store closure costs which were mitigated by our restructuring cost savings and lower variable costs.

The increases in both SG&A and adjusted SG&A as a percentage of net sales for the three months and nine months ended September 30, 2023, compared to the same periods in prior year were due primarily to expense deleverage from lower sales volumes.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	(in thousands, except percentage data)
SG&A, as reported (GAAP)	$98,109	45.5%	$99,692	37.1%	$304,294	43.9%	$300,804	35.5%

Recovery for Legal Matters and Settlements[3]	—	—%	(150)	(0.1)%	—	—%	(150)	—%
Legal and Professional Fees[4]	143	0.1%	—	—%	922	0.1%	—	—%

Adjusted SG&A (a non-GAAP measure)	$97,966	45.4%	$99,842	37.1%	$303,372	43.8%	$300,954	35.5%

3 This amount represents insurance recovery related to the Gold Litigation recorded in the third quarter of 2022, described more fully in Item 1, Note 7 to the Company's unaudited consolidated financial statements.

4 This amount represents incremental legal and professional fees charged to earnings related to the vinyl CBP detentions. This does not include all legal costs incurred by the Company.

Operating (Loss) Income and Operating Margin

Operating loss was $29.6 million for the third quarter of 2023 compared to $4.1 million in the prior year quarter, and operating margin of (13.7)% decreased 1,220 basis points compared to the third quarter of last year. Adjusted operating loss (a non-GAAP measure) was $17.1 million dollars compared to $4.3 million last year, and adjusted operating margin (a non-GAAP measure) of (7.9)% decreased 630 basis points compared to the third quarter of last year, which reflects the increased selling, general and administrative expenses and decreased gross profit as described in the above sections.

Operating loss was $63.3 million in the first nine months of 2023, compared to operating income of $5.6 million in the first nine months of 2022. Adjusted operating loss (a non-GAAP measure) of $45.5 million decreased $51.9 million from $6.4 million adjusted operating income (a non-GAAP measure) in the first nine months of 2022. Operating margin of (9.1)% decreased 980 basis points compared to the first nine months of last year. Adjusted operating margin (a non-GAAP measure) of (6.6)% decreased 740 basis points compared to the first nine months of last year, which reflects the increased selling, general and administrative expenses and decreased gross profit as described in the above sections.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	(in thousands, except percentage data)
Operating (Loss) Income, as reported (GAAP)	$(29,601)	(13.7)%	$(4,110)	(1.5)%	$(63,255)	(9.1)%	$5,607	0.7%

Gross Margin Adjustment Items:
Vinyl Charges[1]	1,637	0.8%	—	—%	6,126	0.9%	—	—%
Antidumping and Countervailing Adjustments[2]	10,713	5.0%	—	—%	10,713	1.5%	977	0.1%
Gross Margin Adjustment Items Subtotal	12,350	5.8%	—	—%	16,839	2.4%	977	0.1%

SG&A Adjustment Items:
Recovery for Legal Matters and Settlements[3]	—	—%	(150)	(0.1)%	—	—%	(150)	—%
Legal and Professional Fees[4]	143	0.1%	—	—%	922	0.1%	—	—%
SG&A Adjustment Items Subtotal	143	0.1%	(150)	(0.1)%	922	0.1%	(150)	—%

Adjusted Operating (Loss) Income/ Margin (a non-GAAP measure)	$(17,108)	(7.9)%	$(4,260)	(1.6)%	$(45,494)	(6.6)%	$6,434	0.8%

1,2,3,4 See the Gross Profit and SG&A sections above for more detailed explanations of these individual items.

Other Expense

In the third quarter of 2023, other expense of $6.4 million increased $5.7 million compared to the prior year quarter, driven by a $5.5 million interest charge related to an unfavorable 2012-2013 antidumping duty rate change. Excluding the antidumping duty rate change, adjusted other expense (a non-GAAP measure) increased $0.2 million to $0.9 million for the quarter. The increase in adjusted other expense in the third quarter of 2023 is due to the interest on borrowings on our Credit Agreement.

In the first nine months of 2023, the Company had other expense of $8.2 million compared to $0.8 million in the first nine months of 2022. The increase in other expense for the first nine months of 2023 is driven by a $5.5 million interest charge associated with an unfavorable 2012-2013 antidumping duty rate change. Included in the other expense for the first nine months of 2022 was the $1.7 thousand reversal of interest expense due to favorable antidumping and countervailing duty rate changes. Excluding the antidumping and countervailing adjustments, adjusted other expense (a non-GAAP measure) of $2.7 million in the first nine months of 2023 increased $1.9 million from the first nine months of last year. The increase in adjusted other expense in the first nine months of 2023 is due to the interest on borrowings on our Credit Agreement. While both years included interest on borrowings under our Credit Agreement, the Company did not draw down on our Credit Agreement in the first quarter of 2022.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
	(in thousands, except percentage data)
Other Expense, as reported (GAAP)	$6,391	3.0%	$646	0.2%	$8,225	1.2%	$830	0.1%

Interest Impact Related to Antidumping and Countervailing Adjustments[5]	5,537	2.6%	—	—%	5,537	0.8%	(2)	—%

Adjusted Other Expense/Adjusted Other Expense as a % of Sales (a non-GAAP measure)	$854	0.4%	$646	0.2%	$2,688	0.4%	$832	0.1%

5 This amount represents the interest income impact of certain antidumping and countervailing adjustments related to applicable prior-year shipments of engineered hardwood from China.

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

For the three months ended September 30, 2023, the Company recognized income tax benefit of $30.4 thousand, which represented an effective tax rate of (0.1)%. For the three months ended September 30, 2022, the Company recognized income tax benefit of $1.0 million, which represented an effective tax rate of (20.6)%. The change in effective tax rate in the current period primarily reflects the impact of the valuation allowance on deferred tax assets.

For the nine months ended September 30, 2023, the Company recognized income tax expense of $14.1 million, which represented an effective tax rate of (19.7)%. For the nine months ended September 30, 2022, the Company recognized income tax expense of $1.8 million, which represented an effective tax rate of 37.2%. The change in effective tax rate is caused by the same drivers of the change in effective tax rate for the quarter.

As of September 30, 2023, the Company has a full valuation allowance of $31.9 million recorded against its net deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized. Due to recent cumulative losses, the Company did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets. The Company intends to maintain a valuation allowance on its deferred tax assets unless there is sufficient evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of any reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve in future periods and estimates of future taxable income and will be made in the period such determination is made.

Net (Loss) Income per Diluted Share

Net loss per diluted share was $1.25 for the third quarter compared to $0.13 for the third quarter of last year. Adjusted loss per diluted share (a non-GAAP measure) was $0.78 for the third quarter compared to $0.14 for the third quarter of last year.

Net loss per diluted share was $2.97 for the nine months ended September 30, 2023, compared to net income per diluted share of $0.10 for the nine months ended September 30, 2022. Adjusted loss per diluted share was $2.37 for the nine months ended September 30, 2023, compared to adjusted earnings per diluted share of $0.12 for the nine months ended September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net (Loss) Income, as reported (GAAP)	$(35,962)	$(3,774)	$(85,549)	$2,999
Net (Loss) Income per Diluted Share (GAAP)	$(1.25)	$(0.13)	$(2.97)	$0.10

Gross Margin Adjustment Items:
Vinyl Charges[1]	1,637	—	6,126	—
Antidumping and Countervailing Adjustments[2]	10,713	—	10,713	977
Gross Margin Adjustment Items Subtotal	12,350	—	16,839	977

SG&A Adjustment Items:
Recovery for Legal Matters and Settlements[3]	—	(150)	—	(150)
Legal and Professional Fees[4]	143	—	922	—
SG&A Adjustment Items Subtotal	143	(150)	922	(150)

Other Expense Adjustment Items:
Interest Impact Related to Antidumping and Countervailing Adjustment[5]	5,537	—	5,537	(2)
Other Expense Adjustment Items Subtotal	5,537	—	5,537	(2)

Income Tax Adjustment[6]	(4,634)	40	(5,988)	(218)

Adjusted (Loss) Earnings	$(22,566)	$(3,884)	$(68,239)	$3,606
Adjusted (Loss) Earnings per Diluted Share (a non-GAAP measure)	$(0.78)	$(0.14)	$(2.37)	$0.12

1,2,3,4,5 See the Gross Profit, SG&A and Other Expense sections above for more detailed explanations of these individual items.

6 Income tax adjustment is defined as the sum of gross margin, SG&A, and other expense adjustment items multiplied by the Company’s federal incremental rate, which was 25.7% and 26.4% for the three and nine month periods ended September 30, 2023 and 2022, respectively.

Liquidity, Capital Resources and Cash Flows

Sources of Liquidity

Cash flows from operations supplemented with our long-term borrowings remain sufficient to fund our operations while allowing us to fund our growth initiatives and position LL Flooring for long-term success. As of September 30, 2023, we had liquidity of $120.2 million, consisting of excess availability under our Credit Agreement of $110.2 million and cash and cash equivalents of $10.0 million. This represents a decrease in liquidity of $15.4 million from December 31, 2022, primarily reflecting the payment for a 2012-2013 antidumping duty rate adjustment in the third quarter of 2023. We believe that cash flows from operations, together with cash on hand, and the liquidity under our Credit Agreement will be sufficient to meet our obligations and fund our settlements, operations, anticipated capital expenditures, and potential share repurchases for the next 12 months.

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

Capital Resources

As of September 30, 2023, our material contractual obligations consist of long-term debt and letters of credit under our Credit Agreement and leases. See Note 5 to the consolidated financial statements for further detail related to our Credit Agreement. For further detail related to leases, see the Form 10‑K for the year ended December 31, 2022.

Cash Flows Summary

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net Cash Provided by (Used in) Operating Activities	$8,418	$(123,764)
Net Cash Used in Investing Activities	(13,977)	(16,723)
Net Cash Provided by Financing Activities	4,724	61,349
Net Decrease in Cash and Cash Equivalents	$(835)	$(79,138)

During the nine months ended September 30, 2023, the Company generated $8.4 million of cash flows from operating activities primarily driven by sell throughs of merchandise inventories rebuilt from the prior year end and reduced inventory purchases. Merchandise inventories decreased approximately 14.9%, or $49.7 million, from December 31, 2022, returning to a historically optimal level.

During the nine months ended September 30, 2022, the Company used $123.8 million of cash flows for operating activities, which was primarily the result of purchases of inventory ($113.8 million), redemption of customer deposits and store credits ($18.2 million), and payments for legal matters and settlements ($8.1 million).

Net cash flows used in investing activities included $14.0 million and $16.7 million in capital expenditures in the nine months ended September 30, 2023 and 2022, respectively. Capital expenditures in the first nine months of 2023 primarily reflect our investment in our strategic initiatives including our carpet expansion and the successful opening of the Dallas distribution center in the third quarter. Capital expenditures in the first nine months of 2022 were used primarily for store rebranding, opening new stores, and investments in digital.

Net cash flows provided by financing activities were $4.7 million during the nine months ended September 30, 2023, compared to net cash flows provided by financing activities of $61.3 million during the nine months ended September 30, 2022. The activity in the current year was primarily attributable to $5.0 million of net borrowings under the Credit Agreement. Financing activities during the first nine months of 2022 included $69.0 million net borrowings under the Credit Agreement, partially offset by $7.9 million of repurchases of common stock.

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

Merchandise inventories as of September 30, 2023 decreased $49.7 million from December 31, 2022 as the Company began to sell through inventory rebuilt from the prior year and reduced inventory purchases. We consider merchandise inventories either "available for sale" or "in-transit," based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection. As a result of our decision to return certain vinyl flooring products detained as a consequence of the UFLPA to the vendor, the $5.6 million of product that no longer represents saleable inventory has been reclassified to "Other Current Assets" on the consolidated balance sheet.

In-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including import holds, international holidays, rainy seasons, and specific merchandise category planning.

Merchandise inventories and available inventory for sale per store in operation were as follows:

	As of	As of	As of
	September 30, 2023	December 31, 2022	September 30, 2022
	(in thousands)
Inventory – Available for Sale	$268,165	$307,730	$334,808
Inventory – In-Transit	14,457	24,566	30,814
Total Merchandise Inventories	$282,622	$332,296	$365,622

Inventory Available for Sale Per Store	$605	$696	$763

Inventory available for sale per store as of September 30, 2023 decreased compared to December 31, 2022 due to the same drivers as merchandise inventories. Inventory available for sale per store decreased compared to September 30, 2022 reflecting the Company's strategy to utilize the merchandise inventories rebuilt in 2022.

Related Party Transactions

Information with respect to related party transactions may be found in Note 8, "Related Party Transactions", to the consolidated financial statements in Item 1 of Part I, which is incorporated herein by reference.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk.

The Company can be exposed to interest rate risk because of variable rate borrowings under our Credit Agreement. To the extent the Company borrows at Term SOFR, financial results are subject to changes in the market rate of interest. As of September 30, 2023, we had $77.0 million outstanding under our Revolving Credit Facility, which carried a weighted average interest rate of 6.5% repayable at any time. A hypothetical 1% increase in interest rates would cause an increase of $0.8 million of annual interest if outstanding for the full year.

We currently do not engage in any interest rate hedging activity. However, in the future, to mitigate losses associated with interest rate risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2023. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to this item may be found in Note 7, "Commitments and Contingencies", to the consolidated financial statements in Item 1 of Part I, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors," in our annual report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table presents our share repurchase activity for the quarter ended September 30, 2023 (in thousands, except per share data):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[2]	Per Share[2]	Programs	Programs[1]
July 1, 2023 to July 31, 2023	—	$-	—	$43,000
August 1, 2023 to August 31, 2023	1	3.42	—	43,000
September 1, 2023 to September 30, 2023	—	-	—	43,000
Total	1	$3.42	—	$43,000

1
In February 2012, the Company’s board of directors adopted an authorization for the repurchase of up to a total of $50.0 million of the Company’s common stock, which it increased by $50.0 million in each of November 2012 and January 2014. As of February 2022, the Company had purchased approximately $135.3 million common stock with $14.7 million remaining under this authorization, and the board of directors further increased this authority by an additional $35.3 million for a total authorization to repurchase up to $50.0 million of the Company’s common stock on the open market or in private transactions. As of September 30, 2023, there remains $43.0 million outstanding under the share repurchase authorization, which does not have an expiration date. The Company did not repurchase any shares under the authorization during the three and nine months ended September 30, 2023.
2
The table above reflects repurchases of 1.0 thousand shares of our common stock, at an average price of $3.42 per share, in connection with the net settlement of restricted share awards that vested during the three months ended September 30, 2023.

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
101

The following financial statements from the Company’s Form 10‑Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LL FLOORING HOLDINGS, INC.
(Registrant)

Date: November 8, 2023	By:	/s/ Robert L. Madore
Robert L. Madore
Chief Financial Officer (Principal Financial Officer)