Form 10-K
period 2023-12-31
LL Flooring Holdings, Inc.
filed 2024-03-01
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $108.5 million based on the closing sale price as reported on the New York Stock Exchange.

As of February 28, 2024, 30,839,051 shares of the registrant's common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2024 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2023.

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
•
potential disruptions to supply chain and product availability related to forced labor and other trade regulations; including with respect to the Uyghur Forced Labor Prevention Act ("UFLPA");
•
inability to hire and/or retain employees;
•
inability to staff stores due to overall pressures in the labor market;
•
the outcomes of legal proceedings, and the related impact on liquidity;
•
reputational harm;
•
inability to open new stores with acceptable financial returns, find suitable locations for our new stores, and fund other capital expenditures;
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
•
damage to our assets;
•
availability of suitable hardwood, carpet and other products, including disruptions from the impacts of severe weather and supply chain constraints;
•
product liability claims, marketing substantiation claims, wage and hour claims, and other labor and employment claims;
•
sufficient insurance coverage, including cybersecurity insurance;

•
disruptions due to cybersecurity threats, including any impacts from a network security incident;
•
the handling of confidential customer information, including the impacts from the California Consumer Privacy Act, California Privacy Right Act and other applicable data privacy laws and regulations;
•
management information systems and customer relationship management system disruptions;
•
obtaining products domestically and from abroad, including tariffs, the effects of antidumping and countervailing duties, and delays in shipping and transportation whether due to international events, such as the Red Sea shipping crisis, or scenarios outside of the Company's control;
•
impact of changes in accounting guidance, including implementation guidelines and interpretations related to Environmental, Social, and Governance (“ESG”) matters;
•
deficiencies or weaknesses in internal controls; and
•
anti-takeover provisions.

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

PART I

Item 1. Business.

Overview

LL Flooring Holdings, Inc. (“LL Flooring” or “Company”) is one of North America’s leading specialty retailers of flooring, with 437 stores as of December 31, 2023. Our Company seeks to offer the best customer experience online via LLFlooring.com and in stores, with more than 500 varieties of hard-surface floors featuring a range of quality styles and on-trend designs. Our online tools such as our Picture It! Floor Visualizer also help empower customers to find the right solution for the space they’ve envisioned. Our extensive selection includes waterproof hybrid resilient, waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, tile, and cork, with a wide range of flooring enhancements and accessories to complement. In addition, the Company also began offering carpet during 2023. The Company also provides in-home delivery and installation services to its customers. The Company primarily sells to consumers or to flooring focused pros such as flooring installers, remodelers, and small to medium home builders ("Pros") on behalf of consumers through a network of store locations in metropolitan areas. Our stores are staffed with flooring experts who provide advice, Pro partnership services and installation options for all our products, the majority of which is in stock and ready for delivery. Our vision is to be the customer’s first choice in hard and soft surface flooring by providing the best experience, from inspiration to installation. We offer the accessible flooring expertise and high-touch service of a local store, combined with the value, omnichannel convenience and product availability of a national chain. We plan to leverage this advantage to differentiate ourselves in the highly fragmented flooring market.

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

Our Business

Market

We operate in a large, highly fragmented hard and soft surface flooring market in the U.S. Based on internal estimates as well as external reports such as the December 2023 Issue of Floor Covering Quarterly and Catalina Research, Inc.’s Report on Floor Coverings, Industry Trends 2022, we estimate total U.S. flooring retail sales (including soft and hard surface flooring and excluding installation labor and non-flooring accessory products) were $36 billion in 2022. Total hard surface flooring retail sales were approximately $23 billion in 2022, not including installation labor and non-flooring accessory products. Total soft surface flooring retail sales were approximately $13 billion in 2022.

Flooring sales are driven by a number of factors including discretionary income and trends in the housing market. Based on Company estimates and our review of external economic data including existing home sales, the NAHB remodeling index, new housing starts and the U.S. Census, we expect flooring sales over the long term to continue to benefit from aging and insufficient housing availability, rising home values and new household formations, among other factors. From 2018 through 2021, we estimate installed sales of hard surface flooring grew at a compound annual growth rate (CAGR) of 9.7% compared to a 0.6% CAGR for soft-surface flooring.

Competition

We compete for customers in a highly fragmented marketplace, where we believe no single retailer has captured more than a 15% share of the consumer market for flooring (including carpet and area rugs) based on internal estimates as well as Catalina Research, Inc.’s Report on Floor Coverings, Annual Market Report 2022 and Floor Coverings Industry Quarterly Update, December 2023. The largest segment of the market is represented by independent specialty retailers comprised of local one-store flooring retailers, small chains of stores that may specialize in one or two flooring categories, and a limited number of regional chains. We also compete against national home improvement warehouse chains, national specialty retailers, warehouse clubs and online retailers. We believe we offer a compelling value proposition to customers as we provide a wide selection of high-quality, stocked products and the accessible flooring expertise and service of a local store, with the scale, omnichannel convenience and value of a national chain.

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

Products and Services

Product Selection

We offer an extensive assortment of hard surface flooring under multiple proprietary brand names, led by our flagships, Bellawood®, Coreluxe®, ReNature by Coreluxe® and Duravana® brands. Duravana® is hybrid resilient flooring, which combines the best characteristics of traditional flooring and the latest technology for waterproofing. Duravana® is also eco-friendly, 100% PVC free and the MDF core is manufactured from responsibly managed forests as certified by the Forest Stewardship Council. We have invested significant resources developing these national brand names. Our hard surface flooring products feature a range of quality styles and on-trend designs and are generally differentiated in terms of quality and price based on wood versus manufactured materials, the wood species, grade, and durability of finish. Prefinished floors are the dominant choice for residential customers over unfinished wood planks that have a finish applied after installation. We also offer an assortment of installation services and accessories, including moldings, underlayment, adhesives and tools. In addition to our hard surface flooring product assortment, we recently expanded into soft surface flooring and began offering carpet products. We offer an extensive selection of carpet products with a variety of features, benefits, and technologies across a wide range of price points.

Direct Sourcing

We source our hard surface products directly from flooring and other vendors, which enables us to offer a broad assortment of high-quality proprietary products to our customers at a consistently competitive cost. We seek to establish strong, long-term relationships with our vendors around the world. In doing so, we look for vendors that have demonstrated an ability to meet our demanding specifications, our rigorous compliance standards and the capability to provide sustainable and growing supplies of high-quality, innovative, trend-right products. We source from both domestic and international vendors, and in 2023, approximately 47% of our product was sourced in North America, 22% was sourced from Asian countries other than China, 16% was sourced from Europe, 11% was sourced from China, and 4% was sourced from South America. In order to reduce our costs, we have been actively moving our products subject to Section 301 tariffs from China into other countries, including North America. Our soft surface flooring products are sourced directly from one of the largest manufacturers and distributors of carpet in the United States, which allows us to leverage their extensive supply chain network to deliver cut carpet directly to installers without the burden of having to maintain our own distribution network for carpet.

Supply Chain

Our supply chain is wholly focused on delivering a complete assortment of products to our customers in an efficient manner. We own a one million square foot distribution center on approximately 100 acres of land in Henrico County, Virginia, which serves the stores located in the eastern United States. We operate a 500,000 square foot leased distribution center in Pomona, California as the primary distribution center for the stores located in the western United States. In addition, in September 2023 the Company opened a distribution center in Dallas, Texas, with approximately 450,000 square feet of leased space. The Company is positioned to service many of its regional stores in the central United States and is expected to reduce transportation costs over time because of the shorter distances to the stores. A number of our vendors maintain certain inventory levels for shipment directly to our stores or our customers. Our product is generally transported boxed and palletized, and the weight of our product is a key driver of our supply chain costs.

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

Additionally, we maintain and operate a 1,500 square foot lab within our distribution center on the east coast. The lab features two temperature and humidity controlled conditioning rooms and two emission chambers correlated to a CARB- and EPA-approved Third-Party Certifier standard. We believe this equipment mirrors the requirements of CARB, EPA, and capabilities of other state-of-the-art emission testing facilities. This lab, along with our third-party providers, supports our process to ensure compliance with CARB and EPA requirements. We also maintain a lab in Shanghai which is used by our sourcing, compliance and quality assurance team to work with vendors in Asia to ensure compliance with regulatory requirements and Company quality standards.

Installation

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

Store Model

As of December 31, 2023, we operated 437 retail stores. We opened 3 new stores and closed 8 stores in 2023. Although we have certain criteria that we require for every store, we are able to adapt a range of existing buildings to our format, including freestanding buildings, strip centers, or small shopping centers. Our stores are typically 6,500 to 7,500 square feet. We enter into short leases, generally for a base term of five to seven years with renewal options, to maximize our real estate flexibility.

We routinely evaluate our store site selection criteria and are currently targeting retail corridors within an existing market over the more industrial locations we historically sought. We consistently monitor performance of current stores as well as the market opportunity for new locations, adjusting as needed to optimize the profitability and growth potential of our store portfolio.

Sales Approach

We strive to have an integrated omnichannel sales model that enables our stores, customer contact center, digital platform, and catalogs to work together in a coordinated manner. We believe that due to the average size of the sale and the infrequency of a flooring purchase, many of our customers conduct extensive research using multiple channels before making a purchase decision. Though our customers utilize a range of these channels in the decision-making process, the final sale is most often completed in the store, working with our flooring experts. Consumers typically plan well in advance for the inconvenience of removing old flooring and installing new flooring. Pros often have larger, more complex projects, and greater lead time and preparation is often required. Our research indicates that the length of a hard-surface flooring purchase can vary significantly from initial interest to final sale.

Our objective is to help the customer through the entire purchase cycle from inspiration to installation, whether in our store or in their home. Our goal is to provide our customers with everything needed to consider, and complete, their flooring project – to remove the existing floor, install the new floor with complementary moldings and accessories, and finally, maintain the floor.

Our sales strategy emphasizes customer service by providing superior, convenient, educational tools for our customers to learn about our products and the installation process. We invest in training our store team and virtual sales team members on all of our products and install techniques. Flooring samples for most of the products we offer are available in our stores or can be ordered through our digital platform or contact center. When placing a hard surface flooring order, customers may choose to either have their purchases delivered to their home or job site or pick them up at a nearby store location. When placing a carpet order, the carpet is shipped directly to our installer warehouse and the installer delivers the carpet directly to the customer or Pro job site.

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

Knowledgeable Salespeople

Our goal is for a customer to walk into an LL Flooring store and immediately be greeted by a knowledgeable associate who can help make buying flooring easy. We believe a large segment of residential homeowners need, and value, a trusted expert, as a guide through a range of flooring alternatives and services or as a resource throughout the installation process. We utilize extensive training programs to enable our store management and associates to serve our customers at the highest level. We continue to devote significant resources to product and sales training, which focuses on selling techniques and in-depth product knowledge for our store associates, who, we believe, are a key driver in a customer’s purchasing decision.

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

Digital / OmniChannel

LLFlooring.com is our online and mobile-friendly website that features inspirational and educational content, highlights our digital tools like the Picture It! Floor Visualizer and Floor Finder and promotes our services such as the ability to schedule a free installation estimate and order free flooring samples. Our web experience showcases a broad range of information on our products and services, including room scenes, hi-res flooring swatches, and a comprehensive knowledge base on all aspects of flooring, accessories, and installation. A customer can also chat live with a flooring expert, either online or over the phone, regarding questions about a flooring purchase or installation. We continue to develop new features and functionality to assist customers, such as our Customer Relationship Management ("CRM") system we implemented in 2023 to help improve functionality, capability and information flow as well as increase automation in servicing our customers. We also offer an enhanced e-commerce experience for our Pro customers, including online ordering with exclusive Pro pricing and delivery rates on our full assortment of flooring and accessories and tailored features like Quick Re-Order to expedite their purchases.

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

We continue to progress on our journey to build awareness for the LL Flooring brand since completing our physical store rebranding. The new LL Flooring brand positions us to serve consumers and Pros who are looking for an unmatched combination of expertise and guidance, including installation services, combined with a curated assortment of beautiful floors at a great value.

Financing

We offer our residential customers a financing alternative through a proprietary credit card, the LL Flooring credit card, underwritten by a third-party financial institution, generally with no recourse to us. This program serves the dual function of providing financial flexibility to our customers and offering us promotional opportunities featuring deferred interest, which we often combine with product promotions. Our customers may also use their LL Flooring credit card for installation services. We also offer our Pro customers a commercial credit line, which is underwritten by a third-party financial institution, generally with no recourse to us. The commercial credit program provides our Pro customers a range of additional services that we believe add flexibility to their businesses.

Human Capital

Our people are the core of our business, and we are committed to being a company that fosters an inclusive, diverse culture and workforce, which understands, values, and adapts to the needs of our associates and customers. We seek to provide a safe, engaging work experience that excites and motivates our team members to deliver their best every day.

As of December 31, 2023, we had approximately 2,100 associates, 99% of whom were full-time and none of whom were represented by a union. Of these associates, 71% work in our stores, 22% work in corporate store support infrastructure or similar functions (including our call center associates) and 7% work in our distribution centers. We value the strong relationships that we have created with our associates and remain committed to helping them achieve both their professional and personal goals while working at the Company.

Developing our people and culture is a critical driving force behind our vision is to be the customer’s first choice in flooring by providing the best experience, subject matter expertise and commitment to excellence from inspiration to installation.

We have identified the following six guiding values as the foundation of our culture:

•
Be customer obsessed
•
Embrace diversity
•
Arrive with integrity
•
Seize opportunities
•
Be resilient
•
Own our outcomes

We aim to provide opportunities for learning and growth, to ensure our team is always the best in the business. In recent years, we added more regional managers to provide more localized and focused leadership by market, as well as additional store managers and store-managers-in-training to enhance our leadership structure for the present and the future, in both the field and in the store. Our field leadership has also focused on developing a more robust store and regional manager training program that promotes both diverse and inclusive leadership as well as driving greater internal career advancement. In 2023, we promoted more than 600 associates and invested substantial hours of training across the organization including launching in-person training for new store managers and store-managers-in-training to provide a richer and more rigorous experience committed to their success.

Our commitment to embracing diversity is supported by training and awareness programs as well as focused efforts to recruit, retain, develop and promote a diverse workforce. In 2021, we trained our top 100 leaders on how to create a diverse workplace and how to respect each other's differences, and in 2022, we provided our associates with professional development workshops to support our Diversity, Equity Inclusion and Belonging ("DEIB") efforts through LL Academy, our online learning platform, and in person. These efforts continue in to 2023. Additionally, all associates learn the value of DEIB through in-depth online training within their first 90 days of employment.

Starting in January 2023, the Company added a Reflection & Service paid holiday. Through this new paid holiday, we are providing associates with time off for specific purposes: to observe a faith-based or cultural event that is important to them or their family, or to volunteer in service with a non-profit or community resource group on behalf of an at-risk population. Additionally, in January 2024, the Company launched a paid parental leave program to support new mothers and fathers in the workforce.

The Company also has a commitment to increase diverse representation by 8% at all levels within the organization. In the past year, we have increased our women’s leadership in VP-and-above roles by 4%, Director level roles by 12% and Supervisory roles by 6%. BIPOC leadership has also risen in the past year with a 13% increase in VP-and-above roles.

Our Diversity, Equity & Inclusion Committee, comprised of a diverse group of associates, is helping to ensure associates can thrive and grow professionally. They continue to connect our work with best practices and insights to drive what diversity, equity and inclusion should look like in our Company.

Seasonality and Quarterly Results

Our quarterly results of operations can fluctuate depending on the timing of our advertising and the timing of, and income contributed by, our new stores. Our net sales fluctuate slightly as a result of seasonal factors, and we adjust merchandise inventories in anticipation of those factors, causing variations in our buildup of merchandise inventories. Generally, we experience higher-than-average net sales in the spring and fall, when more home remodeling activities typically are taking place, and lower-than-average net sales in the colder winter months and during the hottest summer months. In 2023 and to date in 2024, the Company continues to navigate uncertainty in the macroeconomic environment due to low consumer confidence, inflation, volatile mortgage rates impacting housing affordability and lower existing home sales.

Intellectual Property and Trademarks

We have a number of marks registered in the United States, including LLFlooring®, Floor Love™, Lumber Liquidators®, Floor Finder®, Duravana™, Bellawood®, 1‑800‑HARDWOOD®, Quickclic®, Virginia Mill Works Co. Hand Scraped and Distressed Floors®, Dream Home Laminate Floors®, Builder’s Pride®, Avella®, Coreluxe®, Tranquility Resilient Flooring®, Lisbon Cork Co. Ltd. ®, R.L. Colston & Sons Hardwood Flooring ®, ReNature™, AquaSeal ™, Dual Defense™ and other product line names. We regard our intellectual property as having significant value and these names are an important factor in the marketing of our brands. Accordingly, we take steps intended to protect our intellectual property including, where necessary, the filing of lawsuits and administrative actions to enforce our rights. Depending on the country, trademarks remain valid for as long as they are in use or their registration status is maintained. Trademark registrations generally are renewable for fixed terms.

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

Available Information

We maintain a website at LLFlooring.com. The information on or available through our website is not, and should not be considered, a part of this annual report on Form 10‑K. You may access our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports, as well as other reports relating to us that are filed with, or furnished to, the United States Securities and Exchange Commission (“SEC”) free of charge on our digital platform https//investors.llflooring.com/overview/default.aspx as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The SEC also maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information that we file electronically with the SEC. The information contained on or connected to our website is not incorporated by reference in this report and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

We face a volatile retail environment and changing economic conditions, including but not limited to slower economic growth, inflation, a volatile interest and mortgage rate environment and lower existing home sales, which may further adversely affect consumer demand and spending. General economic conditions may result in continued inflation, which may increase our exposure to higher costs and may decrease consumer demand. If we are unable to offset these cost increases by price increases, growth, and/or cost reductions in our operations, these inflationary and other general cost increases could have a material adverse effect on our operating cash flows, profitability, and liquidity. The impact of price increases resulting from current economic conditions has resulted in a decrease in our transactions. Should current economic conditions continue to weaken, consumer sentiment and demand for our products could deteriorate which could adversely affect our sales and our profit margins.

Our success depends upon the ability to attract, develop and retain highly qualified associates.

We believe that our success has depended and continues to depend on the efforts and capabilities of our associates. If we fail to hire, train, manage, and retain qualified associates with expanded skill sets or the capabilities of delivering on strategic objectives, we could lose sales to our competitors, and our labor costs, results of operations, or the execution of growth strategies could be negatively affected. Our ability to meet our labor needs while controlling labor costs is subject to many external factors including market pressure on wage rates, the size and health of the labor market and our reputation within the labor market. Many associates are in entry-level roles supporting the store warehouse with historically high turnover rates, which has led to increased training and retention costs, particularly in a competitive labor market. Further, our ability to successfully execute organizational changes, including management transitions within the Company's senior leadership, is critical to our business success. We may not be able to achieve our operational goals if we are unable to attract, develop and retain qualified associates by providing competitive compensation and benefits and an engaging work experience for an inclusive, diverse team and culture. In order to deliver on our vision is to be the customer’s first choice in hard and soft surface flooring by providing the best experience, from inspiration to installation, our distributed operations are reliant upon different store managers and regional managers to motivate people. Our store associates must have expanded skill sets, and if we are unable to hire, train, manage, and retain qualified associates, it may result in inconsistent execution among different stores/different regions based on available labor force.

Increased transportation costs could harm our results of operations.

The efficient transportation of our products through our supply chain is a critical component of our operations. If the cost of fuel or other costs, such as duties and international container rates rise, it would result in increases in our inventory and cost of sales due to additional transportation charges and fees. Additionally, there are a limited number of delivery companies capable of efficiently transporting our products from our suppliers. Consolidation within this industry could result in increased transportation costs. A reduction in the availability of qualified drivers and/or an increase in driver regulations could continue to increase our costs. International events in any region could impact our ability to transport goods or increase our costs. We may be unable to increase the price of our products to offset increased transportation charges, which could cause our operating results to deteriorate. Even as transportation costs moderate, the trailing costs are included in our inventory values, which may result in elevated inventory and costs of goods sold as inventory turns.

Failure to achieve key elements of our growth strategy could prevent us from increasing revenues or returning to profitability.

Our growth strategy is based primarily upon increased utilization of our new Customer Relationship Management ("CRM") system to generate more sales opportunities, expanding our carpet offering across our store portfolio, and growing sales service to the Pro customer:

•
We completed the implementation of our CRM system during fiscal year 2023 and began using the capabilities that it provides to generate more sales opportunities with both Pros and consumers. This system is intended to improve functionality, capability and information flow as well as increase automation in servicing our customers. The failure to successfully realize these benefits or to drive higher sales as a result of these benefits could materially disrupt our operations, adversely impact customer satisfaction or prevent us from closing potential sales opportunities.
•
We began offering carpet in a select number of stores in 2023. We anticipate offering carpet in the majority of our stores by the end of 2024. Costs related to expanding carpet offerings require significant capital investment which affects the speed with which we can expand this offering and may limit our profitability and ability to invest in other initiatives. Additionally, the level of customer interest in our carpet options at each of our locations may vary from location to location. If customer acceptance of this new product offering fails to align with our targets, we may be unable to reach our operating targets, and our financial position, liquidity, and results of operations may be adversely affected.
•
We generate significant business from our sales to Pros. Our operating results vary according to the amount and type of products we are able to sell to Pros, by the amount of repeat transactions we have with existing Pro customers and by our ability to attract new Pro customers. If changes in our customer mix emerge, or we are unable to provide the products, services and experience that our Pros demand, we may be unable to achieve our target customer mix, expand sales to Pros or realize anticipated margins and growth from this initiative.

Our future results and ability to implement our growth strategy will depend on the factors above. Our growth strategy and the investment associated with these initiatives may continue to cause our operating results to fluctuate and be unpredictable and may adversely affect our financial position, liquidity, and results of operations.

Failure to manage our growth effectively could harm our business and operating results.

We have made and continue to make technology investments, including in our new CRM system, designed to increase orders from our digital platform, customer contact center and dedicated Pro sales team. Our existing management information systems, including our store management systems, enterprise reporting platform, compliance procedures and financial and reporting controls, may be unable to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain regional and store managers and personnel for our compliance, IT, human resources and financial and reporting departments. We may not respond quickly enough to the changing demands that our expansion will impose on us. Any failure to manage our growth effectively could harm our business and operating results.

Our growth initiative to expand carpet to the product assortment in our stores may not generate the projected revenues or may not deliver the desired level of profitability.

Part of our growth strategy is dependent upon our ability to attract and retain customers through the offering of an expanded product assortment. Adding carpet as a new flooring option in our stores was intended to enhance our overall product assortment, complement our existing product offerings and ultimately reach new areas of consumer demand and preference. If customer acceptance of this new product offering fails to align with our expectations, we may be unable to realize the added revenues or profitability we projected from the investment in this diversified product offering. In addition, carpeting options may decrease sales of our hard surface products, and our financial position, liquidity, and results of operations may be adversely affected.

Damage, destruction or disruption of our distribution centers could significantly impact our operations and impede our ability to distribute certain of our products.

We have three distribution centers that house products for the direct shipment of flooring to our stores. If any of our distribution centers or our inventory held in those locations were damaged or destroyed by fire, tornado, flooding, wood infestation or other causes, our distribution processes would be disrupted. If the major highways or railways leading to and from our distribution centers were shut down due to weather or infrastructure conditions, our distribution processes would also be disrupted. Competition for premium warehousing space could affect our operating costs and distribution strategy. Any of these disruptions to the distribution centers could cause significant delays in delivery. This could impede our ability to stock our stores and deliver products to our customers and cause our net sales and operating results to deteriorate.

Our representative office in China may present increased legal and operational risks.

We have a representative office in Shanghai, China to facilitate our product sourcing in Asia. We may incur increased costs in complying with applicable local-country laws and regulations as they pertain to our products, operations and related activities. Further, if we fail to comply with applicable Chinese laws and regulations, we could be subject to, among other things, litigation and government and agency investigations. Our operational results and sourcing strategy could be adversely affected by a worsening of relations between the U.S. and China, increasing political tensions related to Taiwan, or changes in Chinese law related to our ability to operate a representative office.

We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. Tariffs and the possibility of an escalation or further developments of current trade conflicts, particularly between the U.S. and China, could continue to negatively impact global trade and economic conditions in many of the regions where we do business. This could result in continued significant increases in our product costs. In addition, it may adversely impact demand for our products.

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

We historically were involved in a number of government investigations and legal actions, many of which resulted from unfavorable allegations regarding our products and us. Negative publicity surrounding these government investigations and legal actions could continue to harm our reputation and the demand for our products. Additional unfavorable allegations, government investigations and legal actions involving our products and us could also affect our perception in the market and our brands and negatively impact our business and financial condition. For instance, unfavorable allegations with certain regulators surrounding the compliance of our laminates that had previously been sourced from China has negatively affected and could continue to negatively affect our operations. If this negative impact is significant, our ability to maintain our liquidity and grow or sustain our business could be jeopardized.

Future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements, negatively affecting our business, financial condition and results of operations.

We have been in the past, and in the future may become, involved in lawsuits, including consumer, commercial, employment, tort and other litigation, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Some of these proceedings may raise difficult and complicated factual and legal issues and can be subject to uncertainties and complexities. The timing of the final resolutions to lawsuits, regulatory inquiries and governmental and other legal proceedings is typically uncertain. Additionally, the possible outcomes of, or resolutions to, these proceedings could include adverse judgments or settlements, either of which could require substantial payments.

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

The cost of our employee health care benefit program may increase in the future.

We maintain an employee benefits program that provides self-insured and insured coverage to employees that meet the applicable requirements under the program. Employees can elect to enroll dependents that meet eligibility criteria. Coverage includes health, dental, vision, short- and long-term disability, life insurance and other voluntary ancillary benefits. Employees share in the cost of other coverage at varying levels. The Company has historically funded a majority of the cost of health benefits.

The Company routinely reviews its health benefit plans to assure conformity with government regulations and competitiveness within our industry. Approximately 75% of eligible employees elect to participate in our health benefit plans. In the future, proportionately more employees may elect to participate in our health benefit plans. We are unable to reliably predict to what extent, if any, the percentage of eligible employees who elect health care coverage will increase in the future. Because we fund a majority of the cost of health benefits, our financial accounting expense will increase to the extent that additional employees elect to participate in the Company’s health benefit plans.

Also, medical inflation has historically tended to outpace general inflation. We are unable to reliably predict the extent to which future medical inflation will outpace general inflation. Additionally, because our medical benefit program is self-insured, an unusual incidence of large claims may cause our costs to unexpectedly increase.

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

With regard to our products, we spend significant resources in order to comply with applicable advertising, importation, exportation, environmental and health and safety laws and regulations. Violations of these laws and regulations, have in the past and may in the future result in delays in receipt of shipments of our goods, fines, penalties, criminal charges, or other legal risks, liability for costs and damages, or reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. Further, if such laws, regulations, and tariffs should change, including those relating to antidumping and countervailing duties, we may experience increased costs in order to adhere to the new standards.

Actions of activist or dissident shareholders could impact the pursuit of our business strategies and adversely affect our results of operations, financial condition, or share price.

We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. Our board of directors and management team are committed to acting in the best interests of all shareholders. The actions taken by our board of directors and management in seeking to maintain constructive engagement with certain shareholders, however, may not be successful.

We strive to maintain constructive, ongoing communications with all shareholders and we welcome constructive input from all shareholders toward the shared goal of enhancing stakeholder value. Nonetheless, we may not be successful in engaging constructively with one or more shareholders, and any resulting activist campaign that contests, or seeks to change, our strategic direction or business mix could have an adverse effect on us because: (i) responding to a proxy contest or other actions by activist or dissident shareholders could disrupt our business and operations, be costly or time-consuming, or divert the attention of our board of directors or senior management from the pursuit of business strategies, which could adversely affect our results of operations or financial condition; (ii) perceived uncertainties as to our future direction may lead to the perception of a change in the direction of the business, instability, or lack of continuity, any of which may be exploited by our competitors, cause concern to our current or potential customers, cause concern in the minds of our employees and lead to the departure of critical employees, result in the loss of potential business opportunities, or make it more difficult to attract and retain qualified personnel and business partners; and (iii) these types of actions could cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Risks Related to Our Suppliers, Products and Product Sourcing

Our ability and cost to obtain cost-effective products, especially from Asia and other international suppliers, and the operations of many of our international suppliers are subject to risks that may be beyond our control and that could harm our operations and profitability.

We rely on a select group of international suppliers to provide us with imported flooring products that meet our specifications. In 2023, our imported product was sourced from Asia, Europe, and South America. As a result, we are subject to risks associated with obtaining products from abroad, including:

•
the imposition of duties (including antidumping and countervailing duties), tariffs, taxes and/or other charges on exports or imports;
•
political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries where our products originate;
•
currency exchange fluctuations;
•
the imposition of new laws and regulations, including those relating to environmental matters and climate change issues, labor conditions, forced labor, including UFLPA holds, quality and safety standards, trade restrictions, supply chain traceability, and restrictions on funds transfers;
•
disruptions or delays in production, shipments, delivery or processing through ports of entry; and
•
differences in product standards, acceptable business practices and legal environments of the country of origin.

During 2023, approximately 11% of our product was sourced from China down from 14% a year ago. Included in merchandise inventories are tariff-related costs, including Section 301 tariffs on certain products imported from China in recent years. In November 2019, a subset of these imports for certain click vinyl and other engineered products (the “Subset Products”) received an exemption that was made retroactive to the initial levying of the Section 301 Tariffs. However, as of August 7, 2020, the exclusions on subset products expired and certain flooring products imported from China were again subject to a 25% Section 301 tariff. Potential costs and any attendant impact on pricing arising from these tariffs could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

We purchase hard surface flooring directly from mills located around the world. We believe that these direct supplier relationships are important to our business. In order to retain the competitive advantage that we believe results from these relationships, we need to continue to identify, develop and maintain relationships with qualified suppliers that can satisfy our high standards for quality and our requirements for the delivery of hard-surface materials in a timely and efficient manner. We expect the need to develop new relationships to be particularly important as we seek to expand our operations, enhance our product offerings, and expand our product assortment and geographic source of origin in the future and to mitigate reliance on existing key relationships. Any inability to do so could reduce our competitiveness, slow our plans for further expansion and cause our net sales and operating results to deteriorate.

We rely on a concentrated number of suppliers for a significant portion of our supply needs. We generally do not have long-term contracts with our suppliers. In the future, our suppliers may be unable to supply us, or supply us on acceptable terms, due to various factors, which could include political instability in the supplier’s country, insufficient production capacity, product line failures, collusion, a supplier’s financial instability, inability or refusal to comply with applicable laws, trade restrictions, tariffs or our standards, duties, insufficient transport capacity and other factors beyond our control. In these circumstances, we could experience deterioration in our net sales and operating results. In addition, several of our suppliers have accounts receivable financing arrangements under which they hold credit insurance to cover payments due from us. If they are unable to maintain this insurance at a favorable rate, then they may require faster payment terms with us which could negatively affect our cash flow, ability to maintain appropriate inventory levels and ability to achieve our sales goals.

For our carpet offerings, we currently rely on one domestic-based supplier. The unanticipated termination or interruption of our sole supplier of carpet, including failure by the supplier to meet our product specifications, could have a material adverse effect on us because we do not have the capability to manufacture our own carpet products or the warehouse capacity to store rolled carpet. Our supplier may not be able to meet our demand for a variety of reasons, including our inability to forecast our future needs accurately or a shortfall in production by the supplier for reasons unrelated to us, such as work stoppages, acts of war, terrorism, pandemics, fire, earthquake, energy shortages, flooding or other natural disasters. If our supply arrangements with our sole supplier of carpet are terminated or interrupted, we likely would incur increased costs and experience delays in our product deliveries (thus resulting in decreased sales and profitability) associated with developing new supply chain sources for carpet. A prolonged inability on our part to source carpet on a cost-effective basis could adversely impact our ability to deliver products on a timely basis, which could harm our customer relationships, financial position, liquidity, and results of operations.

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

In February 2023, the Company began to receive detention notices from CBP related to flooring products that contain PVC. The Company worked with our affected vendors to provide the requested documentation to CBP to attempt to show that the affected products do not contain any inputs from the Xinjiang Region, in compliance with the Company’s Standards for Vendor Partner Conduct and in compliance with certifications the Company has required of vendors related to the UFLPA. During the document collection process, the Company incurred costs related to storage, transportation and extra handling. This process also adversely impacted our ability to obtain adequate inventory in the vinyl product category on a timely basis, which resulted in lost sales, increased costs and an overall decrease in our profits. We mitigated the impact of these customs delays by recommending to customers alternative products in our current assortment and leveraged our sourcing capabilities to look at alternative flooring categories and sourcing geographies. While we continue to require our vendors to comply with the UFLPA and we invest in automated tools and processes to trace our supply chain, we cannot predict when, or the extent to which, CBP will issue new detention notices for additional vendors or products.

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

Historically, we have used extensive advertising to encourage customers to drive to our stores, which were, at times, located some distance from population centers in areas that have lower rents than traditional retail locations. Initially, a significant portion of our advertising was directed only to consumers, whose needs with respect to their flooring purchases vary from Pros such as flooring installers, remodelers, and small to medium home builders. As our brand and marketing strategies continue to evolve, we have broadened the content of our advertising to increase the awareness of our great value, superior service and broad selection of high-quality, hard and soft surface flooring products. We have completed the physical rebranding of our stores, however, low brand awareness following the rebranding from Lumber Liquidators to LL Flooring has been a limiting factor in driving sales. If awareness does not increase with customers, we may not achieve desired return on investment resulting in declines in our net sales and operating results both in-store and through our digital platform.

Competition could cause price declines, decrease demand for our products and decrease our market share.

We operate primarily in the hard and soft surface flooring industry, which is highly fragmented and competitive. We face significant competition from national and regional home improvement chains, national and regional specialty flooring chains, Internet-based companies and privately owned single-site enterprises. We compete on the basis of price, customer service, store location and the range, quality and availability of the hard and soft surface flooring that we offer our customers. If our positioning with regard to one or more of these factors should erode, deteriorate, fail to resonate with consumers or misalign with demand or expectations, our business and results may be negatively impacted.

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

Our flooring offerings may become less popular as compared to other types of floor coverings in the future. For example, most of our products are made using various hardwood species, and concern over the environmental impact of tree harvesting could shift consumer preferences towards synthetic or inorganic flooring. In addition, hardwood flooring competes against carpet, vinyl sheet, vinyl tile, ceramic tile, natural stone and other types of floor coverings. Our attempted mitigation of this risk with the expansion into carpeted flooring may not be successful. If consumer preferences shift toward types of floor coverings that we do not sell, we may experience decreased demand for our products.

All of these competitive factors may harm us and reduce our net sales and operating results.

Risks Related to Economic Factors and Our Access to Capital

Cyclicality in the home flooring industry, coupled with our lack of diversity in our line of business, could cause volatility and risk to our business.

The hard and soft surface flooring industry is highly dependent on the remodeling of existing homes and new home construction. Remodeling and new home construction are cyclical and depend on a number of factors which are beyond our control, including interest and inflation rates, tax policy, real estate prices, employment levels, consumer confidence, credit availability, demographic trends, weather conditions, natural disasters and general economic conditions.

In the event of a decrease in discretionary spending, home remodeling activity or new home construction, any of which could be due to slower growth or recession, increasing interest rates, increasing unemployment or inflation, demand for our products, including hard and soft surface flooring, could be impacted negatively and our business and operating results could be harmed.

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
•
our ability to meet our liquidity needs; and
•
our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Any non-compliance with any restrictive or financial covenants in our Revolving Credit Facility could result in a default and could result in our lenders declaring our senior debt immediately due and payable, which would have a material adverse effect on our financial position, consolidated results of operations and liquidity. If we are required to seek other sources of capital, additional capital may or may not be available. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our current and potential future earnings. If we are unable to access sufficient capital or enter into financing arrangements on favorable terms in the future, our financial condition and results of operations may be materially adversely affected.

Tax assessments or unclaimed property audits by governmental authorities could adversely impact our operating results.

We remit a variety of taxes and fees to various governmental authorities, including federal and state income taxes, excise taxes, property taxes, sales and use taxes, and payroll taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities, which could result in liability for additional assessments. In addition, we are subject to unclaimed or abandoned property (escheat) laws which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period. We are subject to audits by individual U.S. states regarding our escheatment practices. The legislation and regulations related to tax and unclaimed property matters tend to be complex and subject to varying interpretations by both government authorities and taxpayers. Although management believes that the positions are reasonable, various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes, unclaimed property and interest in excess of accrued liabilities. Our positions are reviewed as events occur such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, or the rendering of relevant court decisions. An unfavorable resolution of assessments by a governmental authority could negatively impact our results of operations and cash flows in future periods.

Risks Related to Our Information Technology

If our management information systems, including our digital platform, CRM System or customer contact center, experience disruptions, it could disrupt our business and reduce our net sales.

We depend on our management information systems to integrate the activities of our stores, digital platform and customer contact center, to process orders, make outgoing calls to customers, to respond to customer inquiries, to manage inventory, to purchase merchandise and to sell and ship goods on a timely basis. Part of our growth strategy depends on increased utilization of our new CRM system to generate more sales opportunities. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. We may incur significant expenses in order to repair any such operational problems. Any significant disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, which could result in delays in the delivery of products to our stores and customers or lost sales.

For example, as we previously disclosed in August 2019, we experienced a malicious network security incident during that year for approximately a week that prevented access to several of our information technology systems and data within our networks. Based on the nature of the network security incident, the impact on our information technology systems and the results of the forensic IT analysis, we do not believe confidential customer, employee or company data was lost or disclosed. Moreover, our entire corporate network, including our telephone lines, is on an Internet-based network, which is vulnerable to certain risks and uncertainties, including changes in the required technology interfaces, digital platform downtime and other technical failures, security breaches and customer privacy concerns. Accordingly, if our network is disrupted or if we cannot successfully maintain our digital platform and customer contact center in good working order, we may experience delayed communications within our operations and between our customers and ourselves and may not be able to communicate at all via our network, including via telephones connected to our network, or may not see increased utilization of our CRM system that we expected, all of which may result in lost sales, reputational harm, or impacts to operating results.

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

Complex local, state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These privacy and data protection laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations and enforcement. For example, California enacted legislation, the California Consumer Privacy Act (“CCPA”). The CCPA requires, among other things, covered companies to provide new disclosures to California consumers and allows such consumers new abilities to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. Further, the California Privacy Rights Act, which took effect in January 2023, significantly modifies the CCPA. Colorado, Connecticut, Utah and Virginia enacted similar data privacy legislation that also took effect in 2023, and several other states and countries are considering expanding or passing privacy laws in the near term. These modifications and new laws will require us to incur additional costs and expenses in our efforts to comply. Our failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our brand reputation, any of which could have a material adverse effect on our operations, financial performance and business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

Due to the prevalence of cyberattacks and other cyber incidents directed at public companies, cybersecurity is a principal element of our overall enterprise risk management program. We have a multilayered approach for assessing, identifying and managing cybersecurity risks, which is designed to help protect the Company’s information assets and operations from internal and external cyber threats by understanding and seeking to manage risk while protecting employee and customer information from unauthorized access or attack, as well as secure our networks, systems and devices. Cybersecurity is one of the top enterprise risks that we have identified. As part of our quarterly enterprise risk management meetings, we discuss efforts to manage this risk and we assess the degree of risk and whether it is increasing or decreasing.

We devote significant resources to protecting and evolving the security of our computer systems, software, networks and other technology assets. Our cybersecurity risk management processes include physical, procedural and technical safeguards. Our cybersecurity policies, standards and procedures include cyber and data breach response plans, which are benchmarked against the National Institute of Standards and Technology Cybersecurity Framework. The Company’s incident response plan is designed to help coordinate our response to, and recovery from, cybersecurity incidents, and includes processes to triage, assess the severity of, escalate, contain, investigate, and remediate incidents, as well as to comply with applicable legal obligations. The Company seeks to continually improve its policies and practices to identify potential and emerging security risks and develop mitigations for those risks. For example, the Company regularly conducts phishing tests, penetration tests and tabletop simulations to help discover potential vulnerabilities, which enable improved decision-making and prioritization and promote monitoring and reporting across compliance functions. As part of its overall risk mitigation strategy, the Company also maintains cyber insurance coverage.

We engage external parties, including consultants, computer security firms, forensic firms, public relations professionals and attorneys, to advise us on our preparedness and risk management activities. We also regularly consult with industry groups and law enforcement on emerging industry trends.

In order to oversee and identify risks from cybersecurity threats associated with the Company’s use of third-party service providers, we conduct a security risk assessment on all proposed new third party vendors who will have access to our information and data. We have standard contractual language that we require for vendors who will have access to sensitive data.

We do not believe that there are currently any risks from cybersecurity threats of which we are aware that are reasonably likely to materially affect the Company or its business strategy, results of operations or financial condition. We did experience a network security incident in 2019, which was disclosed previously, from which we have incorporated lessons learned and improved our risk management program. Despite our security measures, however, there is no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For additional information regarding the risks to the Company associated with cybersecurity incidents, see "If our management information systems, including our digital platform or our customer contact center, experience disruptions, it could disrupt our business and reduce our net sales" included in Part I, Item 1A (Risk Factors) of this Annual Report.

Cybersecurity Governance and Oversight

The Audit Committee of the Company’s Board of Directors provides direct oversight over cybersecurity risk. The Audit Committee receives and provides feedback on quarterly updates from management regarding cybersecurity and is notified between such updates regarding new cybersecurity threats or incidents. Information presented at the quarterly updates includes any emerging risks or key topics and includes training initiatives, the status of projects to strengthen cybersecurity, cyber readiness, incident tracking, mitigation efforts and response plans. The full Board of Directors receives regular reports from the Audit Committee, as well as an annual report from management highlighting key aspects of our cybersecurity risk management activities and the emerging threat landscape.

The Company has a Chief Information Security Officer (the “CISO”) whose team (the “IT Security Team”) is responsible for leading company-wide cybersecurity strategy, policy, standards and processes and works across all areas of the Company to protect the Company and its employees and customers against cybersecurity risks, perform investigations and respond to cybersecurity incidents. The CISO reports to the Chief Technology Officer ("CTO") who is also actively involved with assessing and managing cybersecurity risks. The CISO and the CTO are responsible for the quarterly updates to the Audit Committee regarding cybersecurity. The CISO has 28 years of experience in the IT field, with ten of those years in cybersecurity. The IT Security Team has a combined experience of 42 years and two members of the IT Security Team have obtained their Certified Ethical Hacker certifications. The CTO has over 34 years of experience in the IT field with a broad understanding of e-commerce and customer facing technologies.

In an effort to prevent and detect cyber threats, the Company provides all employees with cybersecurity prevention training, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educates employees on the importance of reporting all incidents immediately.

Item 2. Properties.

As of February 26, 2024, we operated 437 stores located in 47 states, with no new store openings or closings since December 31, 2023. The table below sets forth the locations (alphabetically by state):

State	Stores	State	Stores	State	Stores	State	Stores
Alabama	7	Iowa	3	Nebraska	2	Rhode Island	1
Arizona	7	Kansas	2	Nevada	3	South Carolina	10
Arkansas	3	Kentucky	5	New Hampshire	6	South Dakota	1
California	41	Louisiana	6	New Jersey	15	Tennessee	9
Colorado	10	Maine	3	New Mexico	1	Texas	31
Connecticut	7	Maryland	9	New York	22	Utah	3
Delaware	4	Massachusetts	12	North Carolina	18	Vermont	1
Florida	33	Michigan	13	North Dakota	1	Virginia	17
Georgia	13	Minnesota	7	Ohio	15	Washington	11
Idaho	2	Mississippi	4	Oklahoma	3	West Virginia	5
Illinois	15	Missouri	8	Oregon	9	Wisconsin	8
Indiana	9	Montana	1	Pennsylvania	21

We lease all of our stores as well as our corporate headquarters, which is located in Richmond, Virginia. The corporate headquarters location is approximately 53,000 square feet.

In addition, we own a one million square foot distribution center on approximately 100 acres of land in Henrico County, Virginia, near Richmond. We lease approximately 950,000 square feet at facilities located in Pomona, California and Dallas, Texas, which, along with our facility in Virginia, serve as our primary distribution facilities.

We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business. In the event we need to expand our operations, or upon expiration of our current leases, we believe that suitable space will be available on commercially reasonable terms.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “LL.” We are authorized to issue up to 35,000,000 shares of common stock, par value $0.001. Total shares of common stock outstanding on February 28, 2024 were 30,839,051, and we had five stockholders of record.

Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities.

The following table presents our share repurchase activity for the quarter ended December 31, 2023 (dollars in thousands, except per share amounts):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[2]	Per Share[2]	Programs	Programs[1]
October 1, 2023 to October 31, 2023	—	-	—	43,000
November 1, 2023 to November 30, 2023	2,652	3.43	—	43,000
December 1, 2023 to December 31, 2023	147	3.96	—	43,000
Total	2,799	$3.46	—	$43,000

1 In February 2012, the Company’s board of directors adopted an authorization for the repurchase of up to a total of $50.0 million of the Company’s common stock, which it increased by $50.0 million in each of November 2012 and January 2014. As of February 2022, the Company had purchased approximately $135.3 million common stock with $14.7 million remaining under this authorization, and the board of directors further increased this authority by an additional $35.3 million for a total authorization to repurchase up to $50.0 million of the Company’s common stock on the open market or in private transactions. As of December 31, 2023, there remains $43.0 million outstanding under the share repurchase authorization, which does not have an expiration date. The Company did not repurchase any shares under the authorization during the three and twelve months ended December 31, 2023.

2 The table above reflects repurchases of 2,799 shares of our common stock, at an average price of $3.46, in connection with the net settlement of shares issued as a result of the vesting of restricted shares during the quarter ended December 31, 2023.

Dividend Policy

We have never paid any dividends on our common stock and do not expect to pay them in the near future.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

Performance Graph

The following graph compares the performance of our common stock during the period beginning December 31, 2018 through December 31, 2023, to that of the total return index for the NYSE Composite and S&P Retail Select Industry Index assuming an investment of $100 on December 31, 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
ASSUMES INITIAL INVESTMENT OF $100
DECEMBER 2023
350
300
250
200
150
100
50
0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
LL Flooring Holdings, Inc.
NYSE Composite Index
S&P Retail Select Industry

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
LL Flooring Holdings, Inc.	100.00	102.63	322.90	179.31	59.03	40.97
NYSE Composite	100.00	122.32	127.70	150.90	133.50	148.17
S&P Retail Select Industry Index[1]	100.00	112.09	157.02	222.62	150.10	179.50

1
Effective December 31, 2022, LL Flooring has elected to use the S&P Retail Select Industry Index as its Published Industry Index in lieu of the Peer Group utilized in prior years.

Item 6. [Reserved].

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

LL Flooring is one of the leading specialty retailers of flooring in the U.S. with 437 stores as of December 31, 2023. Our Company seeks to offer the best customer experience online and in stores, with more than 500 varieties of hard and soft-surface floors featuring a range of quality styles and on-trend designs. Our online tools also help empower customers to find the right solution for the space they’ve envisioned. Our extensive selection includes waterproof hybrid resilient, waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, tile, and cork, with a wide range of flooring enhancements and accessories to complement. In addition, the Company also began offering carpet during 2023, with 84 store locations offering carpet as of the end of the fourth quarter and plan to rollout carpet to a majority of ours stores by the end of 2024. Our stores are staffed with flooring experts who provide advice, Pro partnership services, and installation options for all of our products, the majority of which are in stock and ready for delivery. Our vision is to be the customers' first choice in hard and soft surface flooring by providing the best experience, from start to finish. We offer the accessible flooring expertise and high-touch service of a local store, combined with the value, omnichannel convenience and product availability of a national brand. We plan to leverage this advantage to differentiate ourselves in the highly fragmented flooring market.

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

Our results for the fourth quarter 2023 continued to be negatively impacted by the macroeconomic environment, as well as internal challenges that we are focused on as we execute against our strategic initiatives. To that end, we remain committed and continue to execute on our brand transformation strategy and our five strategic initiatives, which include: growing our Pro business; driving customer engagement through our CRM system; increasing our brand awareness; driving product innovation and the expansion of carpet; and ensuring a consistent customer experience across all our stores and our omnichannel network. We believe each initiative will improve sales productivity and profitability long term.

First, we are focusing investments on our top growth priorities to drive sales, including further harnessing the capabilities of our CRM system which now implemented creates repeatable daily ongoing retail processes that will generate more sales opportunities, expanding our carpet offering across our store portfolio, and delivering exceptional service to the Pro customer.

We continue enhancing our omnichannel brand campaign as we continue to focus on growing our brand awareness. Further, we believe brands that are innovating and creating new products will win in the long term, and we continuously build on the strengths of our merchandising and sourcing teams to enhance our product offerings.

We remain focused on identifying further efficiencies and further improving our inventory management practices to yield continued improvements in our overall working capital. We regularly review our store portfolio for profitability and cash flow, which resulted in the decision to close 8 underperforming stores in 2023. The Company incurred approximately $2.0 million in expense to close these stores for the year ended December 31, 2023 related to lease, property and equipment, and inventory write-downs, employee termination benefits, and accelerated depreciation of property and equipment.

Since we initiated a strategic review of our cost structure in 2022, we have achieved realized savings of $13.3 million since inception, with approximately $12.0 million for the year ended December 31, 2023. We continue to prudently manage expenses and focus on aligning our cost structure with our current rate of sales to preserve profitability.

Vinyl Update

In February 2023, U.S. Customs and Border Protection ("CBP") added aluminum and polyvinyl chloride ("PVC") to a list of categories including cotton, tomatoes and polysilicon for which CBP has the ability to request additional documentation from importers under the Uyghur Forced Labor Prevention Act ("UFLPA").

During 2023, CBP requested additional documentation with respect to the UFLPA for some shipments of vinyl flooring originating from Asia. We require our vendors to follow our strict guidelines on responsible sourcing, obtain periodic certifications from them concerning compliance with these standards, and perform audit procedures of their supply chain documentation. However, we determined it was most cost effective to return the majority of the product that had been detained by CBP to the affected vendors.

During the twelve months ended December 31, 2023, we incurred $6.3 million of incremental expenses related to the UFLPA, which included demurrage, storage, transportation, and legal expenses.

We mitigated the disruptions by featuring alternative products in our current assortment and leveraging our sourcing capabilities to look at alternative flooring categories and sourcing geographies. We rebuilt stock keeping units ("SKUs") in the vinyl category and returned to normal levels of inventory in that category by the end of 2023. While we work to mitigate the associated risks of sourcing vinyl flooring from importers subject to UFLPA, we expect to recover some of the costs incurred to date from them.

Despite our robust compliance program and mitigation efforts, it is possible that future shipments of vinyl flooring could be impacted by UFLPA holds. We are unable to predict whether other product shipments will be impacted in the future and, whether this issue could have further material impacts on sales and margins as we progress throughout 2024. See "Risk Factors – The Company and third-party suppliers on whom we rely source a significant portion of the merchandise we sell from Asia, which exposes us to the risk of supply chain disruptions" in Item 1A of this report.

Despite these near-term challenges, we are confident the long-term fundamentals of our business are strong, and we remain focused on our strategy to deliver long-term growth driven by our five pillars:

•
Growing our Pro business,
•
Driving customer engagement through our CRM system,
•
Increasing our brand awareness,
•
Driving product innovation and the expansion of carpet, and
•
Ensuring a consistent customer experience,

We believe we are successfully gaining traction on several of our operating strategies, which gives us confidence in achieving long-term sustainable growth. In particular, we are very excited about our Pro strategy and continued product innovation. We remain focused on executing more consistently against our growth strategies while continuing to work on aligning our cost structure.

Impact of Macroeconomic Environment

We continue to navigate uncertainty in the macroeconomic environment due to low consumer confidence, inflation, volatile mortgage rates impacting housing affordability and lower existing home sales. The Company will continue to monitor the competitive pricing environment to inform its pricing and promotion strategies.

Section 301 Tariffs

The Company’s financial statements have been impacted by Section 301 tariffs on certain products imported from China in recent years. The tariffs flow through the income statement as the product is sold. The Company has deployed strategies to mitigate tariffs and improve gross margin, primarily through adjusting its pricing and promotion strategies and alternative country sourcing. During the fiscal year ended December 31, 2023, the Company reduced the percentage of merchandise receipts subject to Section 301 tariffs to 11% from 14% for the fiscal year ended December 31, 2022.

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

			% (Decrease) Increase
	% of Net Sales		in Dollar Amounts
	Year Ended December 31,		2023
	2023	2022	vs. 2022
Net Sales
Net Merchandise Sales	86.1%	86.2%	(18.6)%
Net Services Sales	13.9%	13.8%	(17.9)%
Total Net Sales	100.0%	100.0%	(18.5)%
Gross Profit	35.7%	36.1%	(19.6)%
Selling, General and Administrative Expenses	44.6%	37.2%	(2.3)%
Operating Loss	(8.9)%	(1.1)%	589.2%
Other Expense	1.0%	0.1%	412.5%
Loss Before Income Taxes	(9.9)%	(1.2)%	565.5%
Income Tax (Benefit) Expense	1.5%	(0.1)%	(1019.8)%
Net Loss and Comprehensive Loss	(11.4)%	(1.1)%	756.7%

			% Increase (Decrease)
			in Dollar Amounts
	Year Ended December 31,		2023
	2023	2022	vs. 2022
SELECTED SALES DATA
Average Sale[1]	$1,809	$1,806	0.2%
Comparable Store Net Sales Decrease[2]	(19.6)%	(5.8)%
Transaction Count Decrease[3]	(19.8)%	(21.1)%
Average Retail Price per Unit Sold Increase[4]	2.5%	11.9%

Number of Stores Open, end of period	437	442
Number of Stores Opened (Closed) in Period, net	(5)	18
Number of Stores Relocated in Period[5]	—	4

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

A detailed discussion of the 2023 year-over-year changes can be found below and should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this report. A detailed discussion of the 2022 year-over-year changes can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Form 10-K filed on March 1, 2023.

Net Sales

Net sales decreased $205.9 million, or 18.5%, to $904.7 million in 2023 from $1,110.7 million in 2022. Comparable store net sales decreased 19.6% primarily attributable to lower transaction counts and average ticket size in both Pro and Consumer customer channels. During 2023, Pro net sales were $367.7, down $55.5 million from 2022 and Consumer net sales were $544.1, down $150.4 million, respectively. The decline in both cases were driven by the continued headwinds from the difficult macroeconomic environment and ongoing brand awareness challenges.

Gross Profit

Gross profit of $322.7 million in 2023 decreased $78.5 million from 2022 and gross margin in 2023 decreased to 35.7% from 36.1% in 2022. Fiscal year 2023 was impacted by unfavorable antidumping and countervailing duty rate changes, resulting in an adjustment of $10.8 million in 2023, compared to an unfavorable adjustment of $0.4 million in 2022. In addition, of the total $6.3 million in incremental vinyl product costs related to the UFLPA incurred during the twelve months ended December 31, 2023, $5.4 million was attributable to demurrage, storage, and transportation costs. When excluding those adjustments, adjusted gross profit (a non-GAAP measure) of $338.9 million in 2023 decreased $62.6 million versus 2022 and adjusted gross margin (a non-GAAP measure) in 2023 increased to 37.5% from 36.1% in 2022. The increase in adjusted gross margin in 2023 was due primarily to a favorable change of approximately 115 basis points due to lower tariff costs associated with alternative country/vendor sourcing strategies.

	Year Ended December 31,
	2023		2022
	$	% of Sales	$	% of Sales
	(in thousands, except percentage data)
Gross Profit/Margin, as reported (GAAP)	$322,713	35.7%	$401,163	36.1%

Vinyl Charges[1]	5,426	0.6%	—	—%
Antidumping and Countervailing Adjustments[2]	10,809	1.2%	413	0.0%
Adjustment Items Subtotal	16,235	1.8%	413	—

Adjusted Gross Profit/Margin (non-GAAP measures)	$338,948	37.5%	$401,576	36.1%

1
This amount represents costs related to CBP detention on flooring products that contain PVC as a consequence of the UFLPA.

2
This amount represents net antidumping and countervailing (income)/expense associated with applicable prior-year shipments of engineered hardwood from China.

Selling, General and Administrative Expenses

SG&A expenses of $403.5 million in 2023 decreased $9.4 million from 2022. SG&A as a percentage of net sales of 44.6% increased 740 basis points compared to last year. This decrease is primarily related to a $10.7 million savings in payroll expenses resulting from restructuring actions taken by management to optimize its cost structure as well as a $9.7 million non-cash charge for goodwill impairment taken in the prior year. These savings were offset primarily by an increase of $4.9 million in occupancy costs primarily related to the addition of a third distribution center, rents associated with new stores opened in 2022 and 2023, and renewals of existing leases at higher rental rates, as well as $3.8 million in higher professional services and IT spend associated with the rollout of our CRM, $1.5 million in equity compensation due to the higher forfeiture adjustments in 2022 related to the departure of certain individuals and an impairment charge of $1.3 million taken on certain store assets.

Adjusted SG&A (a non-GAAP measure) of $402.6 million in 2023 decreased $0.7 million from 2022. Adjusted SG&A as a percentage of sales (a non-GAAP measure) of 44.5% increased 820 basis points compared to last year.

During 2023, the Company redeemed $3.4 million of MDL and Gold vouchers and reduced the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $1.1 million was recorded as a reduction in SG&A expense.

	Year Ended December 31,
	2023		2022
	$	% of Sales	$	% of Sales
	(in thousands, except percentage data)
SG&A, as reported (GAAP)	$403,499	44.6%	$412,885	37.2%

Recovery from Legal Matters and Settlements[1]	—	—%	(150)	—%
Legal and Professional Fees[2]	886	0.1%	—	—%
Goodwill Impairment Charge[3]	—	0.0%	9,693	0.9%

Adjusted SG&A (a non-GAAP measure)	$402,613	44.5%	$403,342	36.3%

1.
The 2022 amount represents insurance recovery related to the Gold Litigation recorded in the third quarter of 2022. This item is described more fully in Item 8, Note 10 to the consolidated financial statements filed in the December 31, 2022 10-K.

2.
This amount represents charges to earnings related to our defense of certain significant legal actions during the period. This does not include all legal costs incurred by the Company.

3.
This amount represents an impairment charge resulting from the Company's evaluation of goodwill during the fourth quarter of 2022. This item is described more fully in Item 8, Note 3 to the consolidated financial statements filed in the December 31, 2022 10-K.

Operating Loss and Operating Margin Loss

Operating loss was $80.8 million, or (8.9%) in 2023, compared to an operating loss of $11.7 million, or (1.1%) in 2022. The primary driver of the increase of 780 basis points in operating margin loss was due to the decline in Net Sales, and SG&A deleverage. When excluding items in the table that follows, adjusted operating loss (a non-GAAP measure) was $63.7 million and adjusted operating margin loss (a non-GAAP measure) was (7.0)% in 2023, an increase of 680 basis points compared to last year. The primary driver of the decrease in adjusted operating margin was the decline in Net Sales, and SG&A deleverage.

	Year Ended December 31,
	2023		2022
	$	% of Sales	$	% of Sales
	(in thousands, except percentage data)
Operating Loss, as reported (GAAP)	$(80,786)	(8.9)%	$(11,722)	(1.1)%

Gross Profit/Margin Adjustment Items:
Vinyl Charges[1]	5,426	0.6%	—	—%
Antidumping and Countervailing Adjustments[2]	10,809	1.2%	413	—
Gross Profit/Margin Adjustment Items Subtotal	16,235	1.8%	413	—

SG&A Adjustment Items:
Recovery from Legal Matters and Settlements[3]	—	—%	(150)	—%
Legal and Professional Fees[4]	886	0.1%	—	—%
Goodwill Impairment Charge[5]	—	0.0%	9,693	0.9%
SG&A Adjustment Items Subtotal	886	0.1%	9,543	0.9%

Adjusted Operating Loss / Margin (a non-GAAP measure)	$(63,665)	(7.0)%	$(1,766)	(0.2)%

1
This amount represents costs related to CBP detention on flooring products that contain PVC as a consequence of the UFLPA.
2
This amount represents net antidumping and countervailing (income)/expense associated with applicable prior-year shipments of engineered hardwood from China.
3
The 2022 amount represents insurance recovery related to the Gold Litigation recorded in the third quarter of 2022. This item is described more fully in Item 8, Note 10 to the consolidated financial statements filed in the December 31, 2022 10-K.
4
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

Other Expense, Net

Other expense in 2023 of $9.3 million increased $7.5 compared to other expenses of $1.8 million in 2022. The increase in other expense was primarily due to an unfavorable antidumping duty rate change which resulted in additional interest expense of $5.6 million during 2023. Excluding this item (as shown on the table that follows), adjusted other expense (a non-GAAP measure) was $3.7 million in 2023, which is an increase of $1.8 million compared to 2022 driven by interest expense on higher average debt balances under our Credit Agreement.

	Year Ended December 31,
	2023		2022
	$	% of Sales	$	% of Sales
	(in thousands, except percentage data)
Other Expense, as reported (GAAP)	$9,307	1.0%	$1,816	0.2%

Interest Impact Related to Antidumping and Countervailing Adjustments[1]	5,565	0.6%	(148)	—%

Adjusted Other Expense/Adjusted Other Expense as a % of Sales (a non-GAAP measure)	$3,742	0.4%	$1,964	0.2%

1
This amount represents net antidumping and countervailing (income)/expense associated with applicable prior-year shipments of engineered hardwood from China.

Income Tax Expense

Our income tax expense for 2023 increased $14.9 million to $13.4 million compared to fiscal year 2022. This increase was primarily driven by a valuation allowance we recorded on our net deferred tax assets as we were in a consolidated cumulative three-year loss position, which offset the impact of lower pre-tax earnings during the period. For 2023, our effective tax rate of (14.9)% differed from the statutory federal income tax rate of 21% primarily due to the impact of the valuation allowance recorded during the year. For 2022, our effective tax rate of 10.8% differed from the statutory federal income tax rate of 21% primarily due to the impact of lower pre-tax earnings.

Diluted Earnings (Loss) per Share

Net loss was $103.5 million, or $3.59 per diluted share, in 2023 compared to net loss of $12.1 million, or $0.42 per diluted share, in 2022. Adjusted loss per diluted share (a non-GAAP measure) was $3.01 compared to adjusted loss per diluted share (a non-GAAP measure) of $0.17 for 2022.

	Year Ended December 31,
	2023	2022
	(in thousands, except per share data)
Net Loss, as reported (GAAP)	$(103,494)	$(12,081)
Net Loss per Diluted Share (GAAP)	$(3.59)	$(0.42)

Gross Profit/Margin Adjustment Items:
Vinyl Charges[1]	5,426	—
Antidumping and Countervailing Adjustments[2]	10,809	413
Gross Profit/Margin Adjustment Items Subtotal	16,235	413

SG&A Adjustment Items:
Recovery from Legal Matters and Settlements[3]	—	(150)
Legal and Professional Fees[4]	886	—
Goodwill Impairment Charge[5]	—	9,693
SG&A Adjustment Items Subtotal	886	9,543

Other Expense (Income) Adjustment Items:
Interest Impact Related to Antidumping and Countervailing Adjustment[6]	5,565	(148)
Other Expense (Income) Adjustment Items Subtotal	5,565	(148)

Income Tax Adjustment[7]	(5,830)	(2,570)

Adjusted Loss	$(86,638)	$(4,843)
Adjusted Loss per Diluted Share (a non-GAAP measure)	$(3.01)	$(0.17)

1,2,3,4,5,6 See the Gross Profit, SG&A and Other Expense (Income) sections above for more detailed explanations of these individual items.

7 Income Tax Adjustment is defined as the sum of Gross Margin, SG&A, and Other Expense (Income) Adjustment Items multiplied by the Company’s federal incremental rate, which was 25.7% for the 2023 period and 26.2% for the 2022 period.

Liquidity, Capital Resources and Cash Flows

Sources of Liquidity

We expect cash flows from operations supplemented with our short-term and long-term borrowings to remain sufficient to fund our operations while allowing us to fund our growth initiatives and position LL Flooring for long-term success. As of December 31, 2023, we had liquidity of $118.2 million, consisting of $8.8 million of cash and cash equivalents and $109.4 million of availability under our Credit Agreement. This represents a decrease in liquidity of $17.4 million from December 31, 2022, primarily driven in part by a cap in availability of $182.5 million under our Credit Agreement in 2023, whereas the Company was not subject to an availability cap in 2022 and had an availability of $200.0 million. The cap availability under our credit agreement is based on certain assets, including our inventory. We could see the cap in availability further decline in future years if our inventory balances decline. We believe that cash flows from operations, together with cash on hand, and the liquidity under our Credit Agreement will be sufficient to meet our obligations and fund our settlements, operations, and anticipated capital expenditures over the next twelve months. Refer to Item 1A Risk Factors for the risk factor "The inability to access our Revolving Credit Facility or other sources of capital, could cause our financial position, liquidity, and results of operations to suffer" included elsewhere in this Annual Report.

The Company continues to navigate uncertainty in the macroeconomic environment due to low consumer confidence, inflation, volatile mortgage rates impacting housing affordability and lower existing home sales. We prepare our forecasted cash flow and liquidity estimates based on assumptions that we believe to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.

Capital Resources

As of December 31, 2023, our material contractual obligations consist of long-term debt and letters of credit under our Credit Agreement. See Note 4 in Item 8 to our consolidated financial statements for amounts outstanding related to our Credit Agreement as of December 31, 2023.

Operating Lease Obligations

Lease commitments consist principally of leases for our stores and distribution centers. Our expected operating lease payments due within the next 12 months are $43.7 million and our total committed lease payments are $153.1 million as of December 31, 2023. Additional information regarding our operating leases is available in Note 5 in Item 8 of our consolidated financial statements included elsewhere in this 10-K.

Purchase Obligations

In the ordinary course of business, we enter into purchase orders from a variety of suppliers, primarily for flooring and carpet materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2024 and 2025. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. As of December 31, 2023, we had purchase orders in the amount of $79.3 million due within the next 12 months.

Cash Flows Summary

The following table summarizes the cash flows from operating, investing and financing activities:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net Cash Provided by (Used in) Operating Activities	$21,285	$(116,709)
Net Cash Used in Investing Activities	(17,027)	(21,983)
Net Cash (Used In) Provided by Financing Activities	(6,286)	64,303
Net Decrease in Cash and Cash Equivalents	$(2,028)	$(74,389)

Net cash provided by operating activities was $21.3 million for the year ended December 31, 2023, compared to net cash used in operating activities of $116.7 million for the year ended December 31, 2022, a change of $138.0 million. The increase in cash provided by operating activities was driven by working capital improvements made during the year, notably with respect to merchandise inventory and accounts payable which collectively resulted in an increase in cash flows of $176.9 million as we worked to better align inventory levels with sales volumes trends and the impact of cost saving initiatives as well as timing of payables. This increase in cash provided by operating activities included a net increase in operating assets and liabilities of $38.9 million primarily driven by lower customer deposits which is due to the lower sales volumes trend, offset by a larger operating loss (after consideration of non-cash items included in net (loss) income, primarily related to, among others, depreciation, amortization, deferred tax assets, impairment of goodwill, antidumping adjustments, and non-cash compensation).

Net cash flows used in investing activities was $17.0 million in 2023, compared to $22.0 million in 2022, respectively. The $5.0 million decrease in net cash flows used in investing activities is primarily attributable to our reduced investment in new stores in 2023, offset by an investment in the new distribution center in Texas.

2023 net cash flows used in financing activities was $6.3 million, compared to net cash flows provided by financing activities of $64.3 million in 2022. The activity in the current year was primarily attributable to repayments of $6.0 million on our outstanding debt under the Credit Agreement. Whereas in 2022, we borrowed approximately $72.0 million under the Credit Agreement, partially offset by stock repurchases of $8.0 million.

Merchandise Inventories

Merchandise inventories and inventory available for sale per store in operation were as follows:

	As of	As of
	December 31, 2023	December 31, 2022
	(in thousands)
Inventory – Available for Sale	$248,737	$307,730
Inventory – In-Transit	16,553	24,566
Total Merchandise Inventories	$265,290	$332,296

Inventory Available for Sale Per Store	$569	$696

Merchandise inventories on December 31, 2023 decreased $67.0 million from December 31, 2022, primarily due to the Company having scaled back purchasing to return to more optimal inventory levels and align purchasing with current sales trends. We consider merchandise inventories either “available for sale” or “inbound in-transit,” based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection. Inventory available for sale per store on December 31, 2023 was lower than inventory available for sale per store on December 31, 2022 due to the same drivers as the decrease in merchandise inventories.

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

Recognition of Net Sales

We recognize net sales for products purchased at the time the customer takes possession of the merchandise. We recognize service revenue, which consists primarily of installation revenue and freight charges for in-home delivery, when the service has been rendered. We report sales exclusive of sales taxes collected from customers and remitted to governmental taxing authorities. Net sales are reduced by an allowance for anticipated sales returns that we estimate based on historical and current sales trends and experience. We believe that our estimate for sales returns is an accurate reflection of future returns. Any reasonably likely changes that may occur in the assumptions underlying our allowance estimates would not be expected to have a material impact on our financial condition or operating performance. Actual sales returns did not vary materially from estimated amounts for 2023, 2022 or 2021.

In addition, customers who do not take immediate delivery of their purchases are generally required to pay a deposit, equal to approximately half of the retail sales value, with the balance payable when the customer takes possession of the merchandise. These customer deposits benefit our cash flow and return on investment capital, because we receive partial payment for our customers’ purchases immediately. We record these deposits as a liability on our balance sheet in Customer Deposits and Store Credits until the customer takes possession of the merchandise at which time we record as revenue.

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

Valuation of Deferred Tax Assets

We account for income taxes and the related accounts in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in estimates in the valuation allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2023, the Company had a valuation allowance of $36.6 million attributable to the uncertainty related to the realizability of its deferred tax assets. As of December 31, 2023, the Company was in a consolidated cumulative three-year loss position. The Company intends to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, any adjustments to the Company’s valuation allowance will depend on current year earnings and estimates of future taxable income and will be made in the period such determination is made.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company can be exposed to interest rate risk because of variable rate borrowings under our Credit Agreement. To the extent the Company borrows at Term SOFR, financial results are subject to changes in the market rate of interest. As of December 31, 2023, we had $66.0 million outstanding under our Revolving Credit Facility, which carried a weighted average interest rate of 6.7% repayable at any time. A hypothetical 1% increase in interest rates would cause an increase of $0.7 million of annual interest if outstanding for the full year.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LL Flooring Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LL Flooring Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and Financial Statement Schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2024 expressed an unqualified opinion thereon.

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

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company recognizes right-of-use assets and corresponding lease liabilities for certain leases on the balance sheet in accordance with Accounting Standards Codification 842 (“ASC 842”). The Company used a third party to assist in determining the Company’s incremental borrowing rate in order to calculate the right-of-use assets and lease liabilities related to new or modified leases recognized on the balance sheet. During 2023, the Company recorded right-of-use assets of $52.8 million in exchange for lease liabilities related to leases originated or modified during 2023.

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

To test the incremental borrowing rate used to record leases that originated or were modified during the year ended December 31, 2023, our audit procedures included, among others, evaluating the methodology, significant assumptions and underlying data used by the Company. We involved our valuation specialists to assist in evaluating management’s methodology used to develop the incremental borrowing rates and in preparing an independent calculation of the incremental borrowing rates, which we compared to management’s estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Richmond, Virginia

March 1, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LL Flooring Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited LL Flooring Holdings, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LL Flooring Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated March 1, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Richmond, Virginia

March 1, 2024

LL Flooring Holdings, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,	December 31,
	2023	2022
Assets
Current Assets:
Cash and Cash Equivalents	$8,772	$10,800
Merchandise Inventories, Net	265,290	332,296
Prepaid Expenses	5,658	9,054
Other Current Assets	8,473	17,598
Total Current Assets	288,193	369,748
Property and Equipment, Net	100,490	101,758
Operating Lease Right-of-Use Assets	141,210	123,172
Deferred Tax Assets, Net	—	13,697
Other Assets	5,681	5,578
Total Assets	$535,574	$613,953

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$67,195	$47,733
Customer Deposits and Store Credits	39,468	43,767
Accrued Compensation	6,915	9,070
Sales and Income Tax Liabilities	2,103	3,574
Accrual for Legal Matters and Settlements	15,344	22,159
Operating Lease Liabilities - Current	31,815	34,509
Other Current Liabilities	24,382	19,712
Total Current Liabilities	187,222	180,524
Other Long-Term Liabilities	8,391	6,162
Operating Lease Liabilities - Long-Term	116,651	99,186
Credit Agreement	66,000	72,000
Total Liabilities	378,264	357,872

Commitments and Contingencies

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 30,983 and 30,758 shares issued and 28,849 and 28,695 shares outstanding at December 31, 2023 and 2022, respectively)	31	31
Treasury Stock, at cost (2,134 and 2,063 shares, respectively)	(153,617)	(153,331)
Additional Capital	236,848	231,839
Retained Earnings	74,048	177,542
Total Stockholders’ Equity	157,310	256,081
Total Liabilities and Stockholders’ Equity	$535,574	$613,953

See accompanying notes to consolidated financial statements.

LL Flooring Holdings, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands except per share amounts)

	Year Ended December 31,
	2023	2022	2021

Net Sales
Net Merchandise Sales	$779,326	$957,927	$993,943
Net Services Sales	125,420	152,752	158,401
Total Net Sales	904,746	1,110,679	1,152,344
Cost of Sales
Cost of Merchandise Sold	477,495	589,719	588,166
Cost of Services Sold	104,538	119,797	124,136
Total Cost of Sales	582,033	709,516	712,302
Gross Profit	322,713	401,163	440,042
Selling, General and Administrative Expenses	403,499	412,885	387,356
Operating (Loss) Income	(80,786)	(11,722)	52,686
Other Expense	9,307	1,816	(104)
(Loss) Income Before Income Taxes	(90,093)	(13,538)	52,790
Income Tax Expense (Benefit)	13,401	(1,457)	11,092
Net (Loss) Income and Comprehensive (Loss) Income	$(103,494)	$(12,081)	$41,698

Net (Loss) Income per Common Share—Basic	$(3.59)	$(0.42)	$1.44
Net (Loss) Income per Common Share—Diluted	$(3.59)	$(0.42)	$1.41

Weighted Average Common Shares Outstanding:
Basic	28,806	28,860	29,041
Diluted	28,806	28,860	29,525

See accompanying notes to consolidated financial statements.

LL Flooring Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

For the Year Ended December 31, 2023, 2022, and 2021
							Total
	Common Stock		Treasury Stock		Additional	Retained	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Equity
December 31, 2020	28,911	$30	1,318	$(142,977)	$222,628	$147,925	$227,606
Stock-Based Compensation Expense	—	—	—	—	5,113	—	5,113
Exercise of Stock Options	6	1	—	—	63	—	64
Release of Restricted Shares	196	—	—	—	—	—	—
Common Stock Repurchased	—	—	105	(2,360)	—	—	(2,360)
Net Income	—	—	—	—	—	41,698	41,698
December 31, 2021	29,113	$31	1,423	$(145,337)	$227,804	$189,623	$272,121

December 31, 2021	29,113	$31	1,423	$(145,337)	$227,804	$189,623	$272,121
Stock-Based Compensation Expense	—	—	—	—	3,738	—	3,738
Exercise of Stock Options	21	—	—	—	297	—	297
Release of Restricted Shares	132	—	—	—	—	—	—
Common Stock Repurchased	(571)	—	640	(7,994)	—	—	(7,994)
Net Loss	—	—	—	—	—	(12,081)	(12,081)
December 31, 2022	28,695	$31	2,063	$(153,331)	$231,839	$177,542	$256,081

December 31, 2022	28,695	$31	2,063	$(153,331)	$231,839	$177,542	$256,081
Stock-Based Compensation Expense	—	—	—	—	5,009	—	5,009
Release of Restricted Shares	154	—	—	—	—	—	—
Common Stock Repurchased	—	—	71	(286)	—	—	(286)
Net Loss	—	—	—	—	—	(103,494)	(103,494)
December 31, 2023	28,849	$31	2,134	$(153,617)	$236,848	$74,048	$157,310

See accompanying notes to consolidated financial statements

LL Flooring Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022		2021
Cash Flows from Operating Activities:
Net (Loss) Income	$(103,494)	$(12,081)		$41,698
Adjustments to Reconcile Net (Loss) Income:
Depreciation and Amortization	18,647	18,410		18,833
Impairment on Long-Lived Assets	1,316	—		—
Impairment of Goodwill	—	9,693		—
Deferred Income Taxes Provision	13,979	(2,361)		276
Income on Redeemed or Expired Vouchers for Legal Settlements	(2,491)	(1,300)		(1,676)
Stock-Based Compensation Expense	5,009	3,738		5,113
Provision for Inventory Obsolescence Reserves	3,469	1,615		2,345
Antidumping Adjustments	353	(1,036)		(6,279)
(Gain) Loss on Disposal of Fixed Assets	27	(2)		44
Changes in Operating Assets and Liabilities:
Merchandise Inventories	61,243	(81,833)		(15,104)
Accounts Payable	17,254	(16,595)		(8,538)
Customer Deposits and Store Credits	(4,299)	(23,296)		5,674
Tariff Recovery Receivable	—	36		4,078
Prepaid Expenses and Other Current Assets	13,758	(2,968)		700
Accrued Compensation	(2,156)	(1,058)		(5,219)
Accrual for Legal Matters and Settlements	543	303		7,773
Payments for Legal Matters and Settlements	(345)	(8,148)		(101)
Deferred Rent Payments	(187)	(157)		(2,315)
Deferred Payroll Taxes	—	(2,585)		(2,542)
Other Assets and Liabilities	(1,341)	2,916		(6,090)
Net Cash Provided by (Used in) Operating Activities	21,285	(116,709)		38,670
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(17,029)	(22,048)		(19,443)
Other Investing Activities	2	65		71
Net Cash Used in Investing Activities	(17,027)	(21,983)		(19,372)
Cash Flows from Financing Activities:
Borrowings on Credit Agreement	306,000	289,500		—
Payments on Credit Agreement	(312,000)	(217,500)		(101,000)
Common Stock Repurchased	(286)	(7,994)		(2,360)
Other Financing Activities		297		(690)
Net Cash (Used In) Provided by Financing Activities	(6,286)	64,303		(104,050)
Net Decrease in Cash and Cash Equivalents	(2,028)	(74,389)	—	(84,752)
Cash and Cash Equivalents, Beginning of Period	10,800	85,189		169,941
Cash and Cash Equivalents, End of Period	$8,772	$10,800		$85,189

Supplemental Disclosure of Non-Cash Operating and Financing Activities:
Relief of Inventory for Vouchers Redeemed for Legal Settlements	$2,294	$2,307		$2,783
Tenant Improvement Allowance for Leases	(196)	(1,155)		(1,230)

See accompanying notes to consolidated financial statements.

LL Flooring Holdings, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share data and per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Business

LL Flooring Holdings, Inc., formerly Lumber Liquidators Holding, Inc., and its direct and indirect subsidiaries (collectively and, where applicable, individually, the “Company”) engage in business as a multi-channel specialty retailer of hard and soft surface flooring, and hard and soft surface flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of hard and soft surface flooring including waterproof hybrid resilient, waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, tile, and cork, with a wide range of flooring enhancements and accessories to complement. The Company also provides in-home delivery and installation services to its customers. The Company primarily sells to consumers or to Pros on behalf of consumers through a network of store locations in metropolitan areas. As of December 31, 2023, the Company’s 437 stores spanned 47 states in the United States (“U.S.”). In addition to the store locations, the Company’s products may be ordered, and customer questions or concerns addressed, through both its customer contact center in Richmond, Virginia, and its digital platform, LLFlooring.com.

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

Cash and Cash Equivalents

The Company had cash and cash equivalents of $8.8 million and $10.8 million on December 31, 2023 and 2022, respectively. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents, of which there were zero on December 31, 2023 and 2022, respectively. The Company accepts a range of debit and credit cards, and these transactions are generally transmitted to a bank for reimbursement within 24 hours. The payments due from the banks for these debit and credit card transactions are generally received, or settled, within 24 to 48 hours of the transmission date. The Company considers all debit and credit card transactions that settle within the month to be cash and cash equivalents. Amounts due from the banks for these transactions classified as cash equivalents totaled $6.3 million and $6.1 million on December 31, 2023 and 2022, respectively.

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

Inventory for the Company's soft surface offerings is also recorded at the lower of cost or net realizable value and is removed from inventory at weighted average cost. The Company does not maintain carpet inventory in stock. Instead it relies on the logistics and distribution capabilities of its single source supplier to deliver inventory to the installers who install the Company's carpet product for its customers. All purchases made via purchase order are recorded as inventory when shipped from the suppliers location and the Company obtains control of the inventory.

The Company maintains an inventory reserve for loss or obsolescence based on historical results and current sales trends. This reserve was $7.3 million and $5.5 million on December 31, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

The Company evaluates potential impairment losses on long-lived assets and right-of-use assets used in operations when events and circumstances indicate that the assets may be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment exists an impairment loss is recorded based on the difference between the carrying value and fair value of the assets. For the year ended December 31, 2023, the Company recorded impairment charges of $1.3 million associated with stores it decided to close in 2023. There were no impairment losses recorded in 2022 or 2021.

Goodwill

Goodwill represented the costs in excess of the fair value of net assets acquired associated with acquisitions by the Company. The Company evaluated goodwill for impairment on an annual basis, or whenever events or changes in circumstance indicate that the asset carrying value for the reporting unit exceeds its fair value. The Company considered the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests were based on determining the fair value of the specified reporting unit. The valuation approaches were subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples.

When developing these key judgments and assumptions, the Company considered economic, operational and market conditions that would have impacted the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates were based will, in all likelihood, differ in some respects from actual future results.

Self-Insurance

The Company is self-insured for certain employee health benefit claims and for certain workers’ compensation claims. The Company estimates a liability for aggregate losses below stop-loss coverage limits based on estimates of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors including historical and industry trends and economic conditions. This liability could be affected if future occurrences and claims differ from these assumptions and historical trends. As of December 31, 2023 and 2022, the Company had accruals of $4.3 million and $3.6 million, respectively, related to estimated claims included in other current liabilities.

Recognition of Net Sales

The Company generates revenues primarily by retailing merchandise in the form of hard and soft surface flooring, carpet, and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Sales occur through the Company's network of 437 stores, which spanned 47 states on December 31, 2023, and its digital platform,

LLFlooring.com. The Company’s agreements with its customers are of short duration (less than a year), and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

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

The following table shows the activity in this account for the periods noted:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Customer Deposits and Store Credits, Beginning Balance	$(43,767)	$(67,063)	$(61,389)
New Deposits	(958,587)	(1,159,279)	(1,238,157)
Recognition of Revenue	904,746	1,110,679	1,152,344
Sales Tax included in Customer Deposits	53,688	66,864	69,860
Other	4,452	5,032	10,279
Customer Deposits and Store Credits, Ending Balance	$(39,468)	$(43,767)	$(67,063)

Subject to limitations under the Company’s policy, return of unopened merchandise is generally accepted for 90 days, subject to the discretion of the store manager. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company reduces revenue by the number of expected returns and records it within “Other Current Liabilities” on the consolidated balance sheet. The sales return reserve was $1.7 million and $2.2 million on December 31, 2023 and December 31, 2022, respectively. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the “Other Current Assets” caption of the accompanying consolidated balance sheet. This amount was $0.9 million and $1.2 million on December 31, 2023 and 2022, respectively. The Company recognizes sales commissions as incurred since the amortization period is less than one year.

In total, the Company offers hundreds of different flooring products; however, no single flooring product represented a significant portion of its sales mix. By major product category, the Company’s sales mix was as follows:

	Year Ended December 31,
	2023		2022		2021
	(in thousands, except percentage data)
Manufactured Products[1]	$435,507	48%	$537,081	48%	$531,947	46%
Solid and Engineered Hardwood	211,207	23%	261,602	24%	291,458	25%
Moldings and Accessories and Other[2]	129,952	15%	159,244	14%	170,538	15%
Installation and Delivery Services	128,080	14%	152,752	14%	158,401	14%
Total	$904,746	100%	$1,110,679	100%	$1,152,344	100%

1 Includes engineered vinyl plank, laminate, vinyl and tile.

2 Includes carpet.

Cost of Sales

Cost of sales includes the cost of products sold, including tariffs, the cost of installation services, and transportation costs from vendors to the Company’s distribution centers or store locations. It also includes transportation costs from distribution centers to store locations, transportation costs for the delivery of products from store locations to customers, certain costs of quality control procedures, warranty and customer satisfaction costs, inventory adjustments including obsolescence and shrinkage, and costs to produce and ship samples, which are net of vendor allowances. For the twelve months ended December 31, 2023, "Cost of Sales" on the consolidated statements of operations and comprehensive (loss) and income also included $6.3 million in incremental costs related to the vinyl flooring U.S. Customs and Border Protection ("CBP") detentions of vinyl flooring under the Uyghur Forced Labor Prevention Act ("UFLPA"). In September 2023, the Company also recorded an unfavorable $10.7 million 2012-2013 antidumping duty rate change to "Cost of Sales" on the consolidated statements of operations and comprehensive (loss) income. This adjustment is discussed further in Item 8, Note 10 to the consolidated financial statements below.

The Company offers a range of limited warranties for the durability of the finish on its prefinished products to its services provided. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. Warranty costs are recorded in cost of sales. This reserve was $0.5 million and $1.0 million on December 31, 2023 and 2022, respectively, and recorded in "Other Current Liabilities" on the accompanying consolidated balance sheets. The Company seeks recovery from its vendors and third-party independent contractors of installation services for certain amounts paid.

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

Advertising Costs

Advertising costs charged to selling, general and administrative (“SG&A”) expenses, net of vendor allowances, were $62.8 million, $65.4 million and $61.9 million in 2023, 2022 and 2021, respectively. The Company uses various types of media to brand its name and advertise its products. Media production costs are generally expensed as incurred, except for direct mail, which is expensed when the finished piece enters the postal system. Media placement costs are generally expensed in the month the advertising occurs, except for contracted endorsements and sports agreements, which are generally expensed ratably over the contract period. Amounts paid in advance are included in prepaid expenses and totaled $0.3 million and $0.5 million on December 31, 2023 and 2022, respectively.

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

Net (Loss) Income per Common Share

Basic net (loss) income per common share is determined by dividing net (loss) income by the weighted average number of common shares outstanding during the year. Diluted net (loss) income per common share is determined by dividing net (loss) income by the weighted average number of common shares outstanding during the year, plus the dilutive effect of common stock equivalents, including stock options and restricted shares. Common stock and common stock equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and release of restricted shares, except when the effect of their inclusion would be antidilutive.

Accounting Pronouncements Not Yet Adopted

In November, 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant expenses. The updated standard is effective for annual periods beginning in fiscal 2024 and interim periods beginning in the first quarter of fiscal 2025. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

In December, 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which requires two primary enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on income taxes paid. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

Note 2. Property and Equipment

Property and equipment consisted of:

	December 31,
	2023	2022
	(in thousands)
Land	$4,937	$4,937
Building	45,275	45,275
Property and Equipment	67,428	63,624
Computer Software and Hardware	77,255	71,014
Leasehold Improvement	72,942	67,151
Assets under Construction	4,569	3,558
	272,406	255,559
Less: Accumulated Depreciation and Amortization	171,916	153,801
Property and Equipment, Net	$100,490	$101,758

Depreciation expense for the Company's assets in service was $18.6 million, $18.4 million and $19.3 million for 2023, 2022 and 2021, respectively.

Note 3. Goodwill

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

In 2022, the Company recorded a pre-tax, non-cash goodwill impairment charge of $9.7 million ($7.2 million net of tax), reducing the carrying value of its reporting unit to zero.

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

The Amendment defines the margin for Term SOFR Rate Loans (as defined in the Amendment) as a range of 1.25% to 1.75% over the applicable Term SOFR Rate with respect to revolving loans depending on the Company’s average daily excess borrowing availability. The Term SOFR Rate Floor is 0.25%. The unused commitment fee is 0.25% per annum based on the average daily unused amount of the Revolving Credit Facility during the most recently completed calendar quarter. The weighted average interest rate applicable to the Company's Revolving Credit Facility for the twelve months ended December 31, 2023 was 6.7%.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective only when specified availability under the Revolving Credit Facility falls below the greater of $17.5 million or 10% of the Revolving Loan Cap (as defined in the Credit Agreement).

As of December 31, 2023, there was $66.0 million outstanding under the Revolving Credit Facility. The Company had $7.1 million in letters of credit which reduces its availability. As of December 31, 2023, there was $109.4 million of availability under the Credit Agreement, which represents a decrease of $15.4 million from $124.8 million of availability as of December 31, 2022. Given the availability at December 31, 2023, the fixed charge coverage ratio covenant has not been triggered.

Note 5. Leases

The Company has operating leases for its stores, corporate headquarters in Richmond, Virginia, its distribution centers in California and Texas, and certain equipment. The store location leases generally have five-to-seven-year base periods with one or more renewal periods. The corporate headquarters in Richmond, Virginia has base terms running through December 31, 2029. The distribution center in California has base terms running through November 30, 2024 and the Texas distribution center has base terms running through December 31, 2033. Total rent expense was $42.4 million, $39.5 million, and $37.1 million in 2023, 2022 and 2021, respectively.

The cost components of the Company’s operating leases recorded in SG&A on the consolidated statement of operations were as follows for the periods shown:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Store Leases	Other Leases	Total	Store Leases	Other Leases	Total	Store Leases	Other Leases	Total

Operating Lease Costs	$37,994	$5,030	$43,024	$36,002	$3,787	$39,789	$33,247	$3,898	$37,145
Variable Lease Costs	9,236	1,359	10,595	9,232	1,142	10,374	8,622	1,341	9,963
Total	$47,230	$6,389	$53,619	$45,234	$4,929	$50,163	$41,869	$5,239	$47,108

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities, which are paid as incurred.

Other information related to leases were as follows:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Store Leases	Other Leases	Total	Store Leases	Other Leases	Total	Store Leases	Other Leases	Total

Supplemental Cash Flows Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$38,790	$4,333	$43,123	$36,294	$4,302	$40,596	$36,276	$4,329	$40,605

Right-of-Use Assets Obtained or Modified in Exchange for Operating Lease Obligations	$32,329	$20,492	$52,821	$35,337	$1,134	$36,471	$41,407	$157	$41,564

Weighted Average Remaining Lease Term (Years)	4.63	8.24	5.35	4.67	5.33	4.74	4.73	5.94	4.89

Weighted Average Discount Rate	6.0%	7.4%	6.3%	5.3%	5.2%	5.3%	4.9%	5.3%	5.0%

On December 31, 2023, the future minimum rental payments under non-cancelable operating leases were as follows:

	Operating Leases
			Total
		Other	Operating
	Store Leases	Leases	Leases
2024	$37,805	$6,235	$44,040
2025	32,485	4,214	36,699
2026	25,723	4,305	30,028
2027	19,584	4,451	24,035
2028	12,284	4,601	16,885
Thereafter	13,854	18,006	31,860
Total Minimum Lease Payments	141,735	41,812	183,547
Less Imputed Interest	(18,817)	(11,283)	(30,100)
Total	$122,918	$30,529	$153,447

Note 6. Stockholders’ Equity

Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share data)
Net (Loss) Income	$(103,494)	$(12,081)	$41,698
Weighted Average Common Shares Outstanding—Basic	28,806	28,860	29,041
Effect of Dilutive Securities:
Common Stock Equivalents	—	—	484
Weighted Average Common Shares Outstanding—Diluted	28,806	28,860	29,525
Net (Loss) Income per Common Share—Basic	$(3.59)	$(0.42)	$1.44
Net (Loss) Income per Common Share—Diluted	$(3.59)	$(0.42)	$1.41

The following have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be antidilutive (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock Options	544	715	184
Restricted Shares	1,743	631	102

Stock Repurchase Program

In February 2012, the Company’s board of directors adopted an authorization for the repurchase of up to a total of $50.0 million of the Company’s common stock, which it increased by $50.0 million in each of November 2012 and January 2014. As of February 2022, the Company had purchased approximately $135.3 million common stock with $14.7 million remaining under this authorization, and the board of directors further increased this authority by an additional $35.3 million for a total authorization to repurchase up to $50.0 million of the Company’s common stock on the open market or in private transactions. As of December 31, 2023, there remains $43.0 million outstanding under the share repurchase authorization, which does not have an expiration date. The Company did not repurchase any shares under the previous authorization during the twelve months ended December 31, 2023 and 2021. During the twelve months ended December 31, 2022, the Company made cash payments of $7.0 million to repurchase 571,332 shares under the share repurchase authorization.

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

Outside of the share repurchase program, during the twelve months ended December 31, 2023, the Company did not repurchase any shares of its common stock. During the twelve months ended December 31, 2023, the Company repurchased $0.3 million, or 70,745 shares, of its common stock through net settlement of shares issued as a result of the vesting of restricted shares.

Note 7. Stock-Based Compensation

Overview

The Company has an equity incentive plan (the “Plan”), which became effective on May 11, 2023, for employees, non-employee directors and other service providers from which the Company may grant stock options, restricted shares and other equity awards. The total number of shares of common stock authorized for issuance under the Plan is 10.1 million. As of December 31, 2023, 1.3 million shares of common stock were available for future grants. Stock options granted under the Plan expire no later than ten years from the date of grant and the exercise price shall not be less than the fair market value of the shares on the date of grant. Vesting periods are assigned to stock options and restricted shares on a grant-by-grant basis at the discretion of the board. The Company issues new shares of common stock upon exercise of stock options, granting of restricted shares, vesting of performance-based restricted shares, and vesting of restricted stock units.

Under the Plan, the Company’s non-employee directors are compensated with an annual RSA grant. The amount of outstanding nonvested RSAs granted to non-employee directors was 166.7 thousand and 43.1 thousand for the twelve months ended December 31, 2023 and 2022, respectively. The Company also maintains the Outside Directors Deferral Plan under which each of the Company’s non-employee directors has the opportunity to elect annually to defer certain fees (which are payable in cash or in shares of Common Stock with a vesting period of at least one year). A non-employee director may elect to defer up to 100% of his or her fees and have such fees invested in deferred stock units. Deferred stock units must be settled in common stock in either a lump sum or up to five annual equal payments following a director’s departure from the board. There were 377,701 and 244,976 deferred stock units outstanding at December 31, 2023 and 2022, respectively.

Stock Options

The following table summarizes activity related to employee stock options:

			Remaining
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Balance, December 31, 2020	553,956	$18.08		$8,508
Granted	111,355	23.49
Exercised	(5,798)	10.98
Forfeited	(34,586)	16.91
Balance, December 31, 2021	624,927	$19.17	7.0	$1,979
Granted	253,870	13.00
Exercised	(21,378)	13.87
Forfeited	(133,643)	18.14
Balance, December 31, 2022	723,776	$17.36	6.2	$—
Granted	—	—
Exercised	—	—
Forfeited	(273,040)	16.93
Balance, December 31, 2023	450,736	$17.62	6.1	$—

Exercisable at December 31, 2023	294,988	$19.04	5.2	$—
Vested and Expected to Vest December 31, 2023	450,736	$17.62	6.1	$—

The aggregate intrinsic value is the difference between the exercise price and the closing price of the Company’s common stock on December 31. There were no options exercised during 2023. The intrinsic value of stock options exercised during 2022 and 2021 was zero and $35.3 thousand, respectively.

As of December 31, 2023, total unrecognized compensation cost related to unvested options was approximately $0.7 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The fair value of each stock option award is estimated by management on the date of the grant using the Black-Scholes-Merton option pricing model. There were no stock options granted during 2023. The weighted average fair value of options granted during 2022 and 2021 was $7.13 and $13.30, respectively.

The following are the average assumptions for the periods with options granted:

	Year Ended December 31,
	2022		2021
Expected Dividend Rate	—%		—%
Expected Stock Price Volatility	60%		65%
Risk-Free Interest Rate	2.6%		1.0%
Expected Term of Options	5.5	years	5.5	years

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

Restricted Stock Awards

The following table summarizes activity related to employee restricted stock awards ("RSAs"):

		Weighted Average
		Grant Date Fair
	Shares	Value
Nonvested, December 31, 2020	702,135	$11.36
Granted	251,647	23.03
Released	(227,550)	12.05
Forfeited	(95,771)	14.50
Nonvested, December 31, 2021	630,461	$15.29
Granted	455,598	14.63
Released	(182,210)	14.60
Forfeited	(266,742)	13.71
Nonvested, December 31, 2022	637,107	$15.68
Granted	2,234,086	3.78
Released	(181,971)	14.50
Forfeited	(469,069)	6.67
Nonvested, December 31, 2023	2,220,153	$5.68

Additionally, the Company’s non-employee directors are compensated with an annual RSA grant with a vesting period of one year. The amount of outstanding unvested RSAs granted to non-employee directors was 166,666, 43,139, and 18,306 shares on December 31, 2023, 2022, and 2021, respectively. The RSAs granted to non-employee directors had weighted average grant date fair values of $3.30, $11.01, and $22.94 in 2023, 2022, and 2021, respectively.

The fair value of restricted shares released during 2023, 2022 and 2021 was $0.9 million, $2.9 million and $6.8 million, respectively. As of December 31, 2023, total unrecognized compensation cost related to unvested restricted shares was approximately $6.4 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.0 years.

The Company granted a target of 292,130 performance-based RSAs with a grant date fair value of $1.3 million during 2023, a target of 94,621 performance-based awards with a grant date fair value of $1.5 million during 2022, and a target of 47,768 performance-based awards with a grant date fair value of $1.1 million during 2021. The performance based RSAs were awarded to certain members of senior management in connection with the achievement of specific key financial metrics that will be measured over separate respective three-year periods and which will vest at the end of each respective three-year period if the respective performance conditions are met. The Company assesses the probability of achieving these metrics on a quarterly basis. For these awards, the Company recognizes the fair value expense ratably over the performance and vesting period. There were zero and 119,884 performance-based shares forfeited during 2023 and 2022, respectively. Performance-based RSA grants, releases and forfeitures are included above in the Restricted Shares table.

Note 8. Taxes

The components of (loss) income before income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
United States	$(90,093)	$(13,520)	$52,780
Foreign	—	(18)	10
Total (Loss) Income before Income Taxes	$(90,093)	$(13,538)	$52,790

The (benefit) expense for income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$102	$(37)	$9,444
State	(746)	883	1,290
Foreign	66	58	82
Total Current	(578)	904	10,816

Deferred
Federal	10,416	(2,030)	961
State	3,563	(331)	(685)
Total Deferred	13,979	(2,361)	276
Income Tax Expense (Benefit)	$13,401	$(1,457)	$11,092

A reconciliation to the statutory tax rate is as follows:

	Year Ended December 31,
	2023		2022		2021
Income Tax (Benefit) Expense at Federal Statutory Rate	$(18,920)	21.0%	$(2,843)	21.0%	$11,088	21.0%

Increases (Decreases):
State Income Taxes, Net of Federal Income Tax Benefit	(4,480)	5.0%	363	(2.7)%	2,086	4.0%
Change in Valuation Allowance and Loss Carryforwards	36,640	(40.7)%	—	—	(2,698)	(5.1)%
Foreign Operations	52	(0.1)%	58	(0.4)%	365	0.7%
Uncertain Tax Positions	5	0.0%	(208)	1.5%	242	0.4%
Non-Deductible Items	104	(0.1)%	1,091	(8.1)%	(228)	(0.4)%
Other	—	—	82	(0.5)%	237	0.4%

Income Tax Expense (Benefit)	$13,401	(14.9)%	$(1,457)	10.8%	$11,092	21.0%

The tax effects of temporary differences that result in significant portions of the deferred tax accounts based on enacted statutory rates in both 2023 and 2022, are as follows:

	December 31,
	2023	2022
Deferred Tax Liabilities:
Operating Lease Right-of-Use Assets	$(36,082)	$(32,336)
Depreciation	(6,025)	(13,981)
Other Accruals and Reserves	(483)	—
Total Gross Deferred Tax Liabilities	(42,590)	(46,317)

Deferred Tax Assets:
Operating Lease Liabilities	37,863	34,974
Stock-Based Compensation Expense	2,708	1,840
Legal Settlement Reserves	4,639	5,853
Other Accruals and Reserves	2,270	2,816
Employee Benefits	972	949
Inventory Reserves	1,859	1,107
Inventory Capitalization	3,847	5,067
Amortization	411	586
Disallowed Business Interest Carryforwards	2,834	—
Net Operating Loss Carryforwards	20,942	6,297
Other	602	525
Total Gross Deferred Tax Assets	78,947	60,014
Less: Valuation Allowance	(36,640)	—
Total Deferred Tax Assets	42,307	60,014
Net Deferred Tax (Liabilities) Asset	$(283)	$13,697

The Company continues to monitor developments by federal and state rulemaking authorities regarding tax law changes and recognizes the impact of these law changes in the period in which they are enacted.

In 2023, the Company established a valuation allowance on its net deferred tax assets. As of December 31, 2023, the Company has a full valuation allowance recorded on its net deferred tax assets of $36.6 million. As of December 31, 2023, The Company was in a consolidated cumulative three-year loss position. The Company intends to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, any adjustments to the Company’s valuation allowance will depend on current year earnings and estimates of future taxable income and will be made in the period such determination is made.

For 2023, we reported a $13.4 million income tax expense, or an effective rate of (14.9) %, compared to an income tax benefit of $1.5 million, or an effective rate of 10.8% in 2022. The effective income tax rate was impacted by the establishment of a full valuation allowance in 2023. For 2021, the Company reported an income tax expense of $11.1 million, or an effective rate of 21.0%.

As of December 31, 2023 and 2022, respectively, the Company had U.S federal net operating loss carryforward of $77 million and $20 million. As of December 31, 2023 and 2022, respectively, the Company had state net operating loss carryforward of $89 million and $37 million, which begin to expire in 2026. The deferred tax assets associated with the federal and state net operating loss carryforwards were fully offset by the valuation allowance. The Company had no foreign operating loss carryforwards on December 31, 2023 and 2022.

The Company paid income taxes (net of refunds) of $(5.1) million, $4.8 million, and $11 million in 2023, 2022 and 2021, respectively.

As of December 31, 2023 and 2022, respectively, the Company had $0.2 million and $0.2 million of gross unrecognized tax benefits related to Uncertain Tax Positions ($0.2 million and $0.2 million net of federal tax benefit, respectively). It is reasonably possible that the amount of the unrecognized tax benefit with respect to the uncertain tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change in uncertain tax positions to have a significant effect on its results of operations, financial position, or cash flows.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2023	2022
Balance at Beginning of Year	$170	$375
Increase for Tax Positions Related to Current Year	5	95
Decrease for Tax Positions Related to Prior Years	(1)	(300)
Settlements	—	—
Balance at End of Year	$174	$170

The Company files income tax returns with the U.S. federal government and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. As of December 31, 2023, the Company is under audit by the Internal Revenue Service for the year 2018, relating primarily to the reported federal net operating loss carryforwards in the filed 2018 Form 1120. As of December 31, 2023, there are no known liabilities associated with that audit.

In February 2022, the Company received sales tax and use tax assessments from the Commonwealth of Virginia covering part of 2014 through 2017. The Company believes there are factual errors, is disputing this assessment, and will defend itself vigorously in this matter. The Company is pursuing an administrative appeal, which was filed on April 15, 2022. The Company continues to monitor this process and are awaiting a response to our appeal as of December 31, 2023. Upon careful consideration and examination, the Company computed and recorded a contingent liability for $0.3 million, included in accrued expenses in the Consolidated Balance Sheets. The estimated liability is adjusted upon the payment of sales tax related to the accrual, the changes in state tax laws that may impact the accrual and the expiration of the statute of limitations for open years under review. The liability includes significant judgments and estimates that may change in the future, and the actual liability may be different from our current estimate.

Note 9. 401(k) Plan

The Company maintains a plan, qualified under Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees are eligible to participate following the completion of two months of service and attainment of age 18. The plan is a safe harbor plan, with company matching contributions of 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Both deferrals and Roth contributions are allowed up to 90% of an employee’s eligible compensation, subject to annual IRS limits. Additionally, employees are immediately 100% vested in the Company’s matching contributions. The Company’s matching contributions, included in SG&A expenses, totaled $3.1 million, $3.3 million and $3.3 million in 2023, 2022 and 2021, respectively.

Note 10. Commitments and Contingencies

The following chart shows the activity related to the Balance Sheet “Accrual for Legal Matters and Settlements-Current”. The matters themselves are described in greater detail in the paragraphs that follow the chart.

	December 31, 2022					December 31, 2023
Litigation Matter	Accrual for Legal Matters		Settlement	Vouchers	Vouchers	Accrual for Legal Matters
Description	and Settlements - Current	Accruals	Payments	Redeemed	Expired	and Settlements - Current
	(in thousands)
MDL	$9,070	$—	$—	$(2,115)	$(3,607)	$3,348
Gold	12,864	—	—	(1,292)	—	$11,572
Other Matters	225	544	(345)	—	—	$424
	$22,159	$544	$(345)	$(3,407)	$(3,607)	$15,344

	December 31, 2021					December 31, 2022
Litigation Matter	Accrual for Legal Matters		Settlement	Vouchers	Vouchers	Accrual for Legal Matters
Description	and Settlements - Current	Accruals	Payments	Redeemed	Expired	and Settlements - Current
	(in thousands)
MDL	$10,656	$—	$—	$(1,586)	$—	$9,070
Gold	14,885	—	—	(2,021)	—	12,864
Mason	7,000	129	(7,129)	—	—	$—
Other Matters	1,070	174	(1,019)	—	—	$225
	$33,611	$303	$(8,148)	$(3,607)	$—	$22,159

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

As of December 31, 2023, the remaining accrual related to these matters was $3.3 million for vouchers. As $2.1 million of vouchers were redeemed during the twelve months ended December 31, 2023, the Company reduced the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.7 million was recorded as a reduction in “Selling, General and Administrative Expenses” (“SG&A”) on the consolidated statement of operations. The Company included those amounts in “MDL” in the chart above.

As of December 31, 2023, of the $3.6 million of vouchers expired, $1.4 million expired and cannot be redeemed after expiration and was recorded as a reduction in SG&A. The remainder, or $2.2 million of the expired vouchers, are subject to escheatment and were reclassified as other liabilities accordingly.

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

As of December 31, 2023, the remaining accrual related to these matters was $11.6 million for vouchers. As $1.3 million of vouchers were redeemed during the twelve months ended December 31, 2023, the Company reduced the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.4 million was recorded as a reduction in SG&A on the consolidated statement of operations. The Company included those amounts in “Gold” in the chart above.

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

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring (“Petitioners”) filed a petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered wood flooring from China. This ruling applies to companies importing multilayered wood flooring from Chinese suppliers subject to the AD and CVD orders. The Company’s multilayered wood flooring imports from China accounted for approximately 3.0% and 4.9% of its flooring purchases in 2023 and 2022, respectively.

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

During 2023, the Company received notice from CBP that its imports of multilayered hardwood from China for the antidumping review period of December 1, 2012 to November 30, 2013 would be assessed at a 49.84% company-specific rate instead of the 3.92% weighted average rate published in the Federal Register. The change from the published weighted average rate to the company-specific antidumping duty rate resulted in a $16.2 million additional antidumping duty expense, of which $10.7 million adjustment to cost of sales for the principal balance and an additional $5.5 million in interest.

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

The Company recorded net interest expense related to antidumping and countervailing duties of $5.6 million for the year ended December 31, 2023 compared to net interest income of $0.1 million for the year ended December 31, 2022. The amounts for both years are included in other expense on the Statements of Operations. The estimated associated interest payable and receivable for each period is not included in the principal amounts listed above and is included in the same financial statement line item on the Company’s consolidated balance sheet as the associated liability and receivable balance for each period.

Antidumping
Review Period	Period Covered	Deposited Rates[1]	Determined Rates[2]	Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
				(in thousands)
1	May 2011 - Nov 2012	6.78% / 3.30%	0.00%[4]	$1	$—	$—
2	Dec 2012 - Nov 2013	3.30%	3.92% / 49.84%[4]	—	(327)	—
3	Dec 2013 - Nov 2014	3.30% / 5.92%	0.00%[4]	1,819	—	—
4	Dec 2014 - Nov 2015	5.92% / 13.74%	0.00%[5]	—	—	—
5	Dec 2015 - Nov 2016	5.92% / 13.74% / 17.37%	0.00%[5]	—	—	—
6	Dec 2016 - Nov 2017	17.37% / 0.00%	42.57% / 0.00%[3,4]	503	—	(1,464)
7	Dec 2017 - Nov 2018	0.00%	2.05%[6]	—	—	(95)
8	Dec 2018 - Nov 2019	0.00%	0.00%[3]	—	—	—
9	Dec 2019 - Nov 2020	0.00%	39.27%[3]	—	—	(1,137)
Total Principal Balance as of December 31, 2023				$2,323	$(327)	$(2,696)

Countervailing
Review Period	Period Covered	Deposited Rates[1]	Determined Rates[2]	Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
				(in thousands)
1 & 2	Apr 2011 - Dec 2012	1.50%	0.83% / 0.99%[4]	$26	$—	$—
3	Jan 2013 - Dec 2013	1.50%	1.38%[4]	37	—	—
4	Jan 2014 - Dec 2014	1.50% / 0.83%	1.06%[4]	16	—	—
5	Jan 2015 - Dec 2015	0.83% / 0.99%	0.11% / 0.85%[4]	73	—	—
6	Jan 2016 - Dec 2016	0.99% / 1.38%	3.10% / 2.96%[4]	—	(38)	—
7	Jan 2017 - Dec 2017	1.38% / 1.06%	14.09%[3]	—	—	(1,087)
8	Jan 2018 - Dec 2018	1.06%	6.13%[3]	—	—	(287)
9	Jan 2019 - Dec 2019	0.00% / 0.85% / 2.96%	3.36% / 9.85%[3]	—	—	(81)
Total Principal Balance as of December 31, 2023				$152	$(38)	$(1,455)

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

6 In October 2023, the higher weighted average rate of 2.05% offered by the DOC on appeal was accepted by the CIT for the seventh annual review period. The CVD appeals are still ongoing and entries won’t liquidate until both AD and CVD appeals are final.

Section 301 Tariffs

Since September 2018, pursuant to Section 301 of the Trade Act of 1974, the United States Trade Representative (“USTR”) has imposed tariffs on certain goods imported from China over four tranches ("Lists"). Products imported by the Company fall within Lists 3 and 4a for which tariffs range from 10% to 25%. On September 10, 2020 several importers of vinyl flooring ("the plaintiffs") filed a lawsuit with the Court of International Trade ("CIT") challenging the Section 301 tariffs under Lists 3 and 4a and the USTR's actions. The Plaintiffs argued that the USTR had not acted within its statutory authority when it modified the original Section 301 determinations on certain goods from China by adding Lists 3 and 4a and that the agency had not demonstrated that it satisfied the procedural requirements of the Administrative Procedure Act. On March 17, 2023, the CIT issued a decision sustaining the List 3 and 4a tariffs. The CIT's decision was appealed by the plaintiffs to the Court of Appeals for the Federal Circuit ("CAFC") on May 13, 2023. If these appeals are successful, the Company may qualify for refunds on these Section 301 tariffs. At this time, the Company is unable to predict the timing or outcome of the ruling by the CAFC.

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

Note 11. Related Party Transactions

Beginning in the second quarter of 2023, F9 Investments, LLC, filed a Schedule 13D (and three subsequent amendments) with the SEC indicating beneficial ownership of more than 5% of the Company's voting securities. As of December 31, 2023, the Company leased 29 of its store locations, representing 6.6% of the total number of store leases in operation, from entities controlled by F9 Investments, LLC. The company made total rental payments of $2.9 million associated with these store locations for the year ended December 31, 2023.

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

We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, and designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management under the supervision of, and with the participation of the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023 based on the specified criteria.

Our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, as shown in Item 8. “Consolidated Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2023.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2023.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this annual report:

Consolidated Financial Statements

Refer to the financial statements filed as part of this annual report in Part II, Item 8.

Financial Statement Schedules

Schedule II – Analysis of Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021

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

4.01		Description of Capital Stock (filed as Exhibit 4.02 to the Company’s annual report on Form 10-K, filed on February 25, 2020 (File No. 001-33767), and incorporated by reference)
10.1	*	Lumber Liquidators Holdings, Inc. Amended and Restated 2011 Equity Compensation Plan (filed as Form 8-K, filed May 23, 2019 (File No. 001-33767), and incorporated by reference)
10.2	*

LL Flooring Holdings, Inc. 2023 Equity Compensation Plan (filed as Annex B to the Company’s definitive proxy statement on Schedule 14A, filed on April 3, 2023 (file No. 0001-33767), and incorporated by reference)

10.3

Fourth Amended and Restated Credit Agreement, dated as of March 29, 2019, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators, Inc. and Lumber Liquidators Services, LLC (collectively, the “Borrowers”), Bank of America, N.A. as administrative agent and collateral agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as lenders (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed March 29, 2019 (File No. 001-33767), and incorporated by reference)

10.4

First Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 17, 2020, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators, Inc. and Lumber Liquidators Services, LLC (collectively, the “Borrowers”), Bank of America, N.A. as administrative agent and collateral agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on April 20, 2020 (File No. 001- 33767) and incorporated by reference)

10.5

Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 30, 2021, among Lumber Liquidators Holdings, Inc. and its domestic subsidiaries, including Lumber Liquidators, Inc. and Lumber Liquidators Services, LLC (collectively, the “Borrowers”), Bank of America, N.A. as administrative agent and collateral agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed on May 5, 2021 (File No. 001- 33767) and incorporated by reference)

10.6

Waiver and Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of December 27, 2022, among LL Flooring Holdings, Inc. and its domestic subsidiaries, including LL Flooring, Inc. and LL Flooring Services, LLC (collectively, the “Borrowers”), Bank of America, N.A. as administrative agent and collateral agent, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Lenders (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on December 30, 2022 (file No. 001-33767) and incorporated by reference)

10.7	*	Amended and Restated Annual Bonus Plan (filed as Exhibit 10.17 to the Company’s annual report on Form 10-K, filed on February 20, 2013 (File No. 001-33767), and incorporated by reference)
10.8	*

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

10.10	*

Form of Option Award Agreement (Employee), effective August 1, 2016 (filed as Exhibit 10.24 to the Company’s annual report on Form 10-K, filed on February 21, 2017 (File No. 001-33767), and incorporated by reference)

10.11	*

Form of Performance-Based Stock Unit Award Agreement, effective February 24, 2021 (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q, filed on May 5, 2021 (File No. 001- 33767) and incorporated by reference)

10.12	*

Form of Restricted Stock Unit Agreement (Non-Employee Director), effective May 18, 2022 (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed on August 2, 2022 (file No. 001-33767) and incorporated by reference)

10.13	*

Form of Restricted Stock Award Agreement (Non-Employee Director), effective May 18, 2022 (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q, filed on August 2, 2022 (file No. 001-33767) and incorporated by reference)

10.14	*

Form of Performance-Based Stock Unit Award Agreement, effective March 14, 2023 (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q, filed May 8, 2023 (file No. 001-33767) and incorporated by reference)

10.15	*

Form of Employee Performance-Based Stock Unit Award under the LL Flooring Holdings 2023 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s current report on Form 8-K/A, filed on May 18, 2023 (file No. 001-33767), and incorporated by reference)

10.16	*

Form of Employee Restricted Stock Award Agreement under the LL Flooring Holdings 2023 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s current report on Form 8-K/A, filed on May 18, 2023 (file No. 001-33767), and incorporated by reference)

10.17	*

Form of Non-Employee Director Restricted Stock Award under the LL Flooring Holdings 2023 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s current report on Form 8-K/A, filed on May 18, 2023 (file No. 001-33767), and incorporated by reference)

10.18	*

Form of Non-Employee Director Restricted Stock Unit Award Agreement under the LL Flooring Holdings 2023 Equity Incentive Plan (filed as Exhibit 10.4 to the Company’s current report on Form 8-K/A, filed on May 18, 2023 (file No. 001-33767), and incorporated by reference)

10.19	*	Form of Restricted Stock Inducement Award Agreement (filed as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q, filed on August 9, 2023 (file No. 001-33767), and incorporated by reference)
10.20	*

Form of Performance Stock Unit Inducement Award Agreement (filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q, filed on August 9, 2023 (file No. 001-33767), and incorporated by reference)

10.21	*

LL Flooring Holdings, Inc. Amended Outside Directors Deferral Plan (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed on November 1, 2022 (file No. 001-33767) and incorporated by reference)

10.22

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

10.25	*

Offer Letter Agreement with Charles E. Tyson, dated May 17, 2018 (filed as Exhibit 10.37 to Company’s annual report on Form 10-K, filed on March 18, 2019 (file No. 001-33767) and incorporated by reference)

10.26	*

Tatum Services Agreement, dated as of March 6, 2023 between Randstad Professional US, LLC d/b/a Tatum and LL Flooring Holdings, Inc. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed May 8, 2023 (file No. 001-33767) and incorporated by reference)

10.27	*

Offer Letter Agreement with Robert L. Madore, dated June 9, 2023 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on July 6, 2023 (file No. 001-33767), and incorporated by reference)

10.28	*

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

10.30	*

Offer Letter Agreement with Douglas S. Clark, Jr., dated January 17, 2017 (filed as Exhibit 10.24 to the Company's annual report on Form 10-K, filed on March 1, 2023 (File No. 001-33767) and incorporated by reference)

10.31	*	Form of Severance Agreement for CEO (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on December 10, 2021 (File No. 001-33767), and incorporated by reference)
10.32	*

Form of Severance Agreement for Executive Officers (other than CEO) (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed on December 10, 2021 (File No. 001-33767), and incorporated by reference)

10.33	*

Special Bonus Agreement, dated December 29, 2022, between LL Flooring Holdings, Inc. and Douglas S. Clark, Jr. (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed on December 30, 2022 (file No. 001-33767) and incorporated by reference)

21.1		Subsidiaries of LL Flooring Holdings, Inc.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1		Certification of Principal Executive Officer of LL Flooring Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer of LL Flooring Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Principal Executive Officer and Principal Financial Officer of LL Flooring Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97		Policy Relating to Recovery of Erroneously Awarded Compensation
101

The following financial statements from the Company’s Form 10-K for the year ended December 31, 2023, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (Income), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)
*		Indicates a management contract or compensation plan, contract or agreement.

Item 16. Form 10‑K Summary.

None.

LL Flooring Holdings, Inc.

Schedule II – Analysis of Valuation and Qualifying Accounts

For the Years Ended December 31, 2023, 2022 and 2021

(in thousands)

		Additions
	Balance	Charged to
	Beginning	Cost and			Balance End
	of Year	Expenses	Deductions (1)	Other	of Year
For the Year Ended December 31, 2021
Reserve Deducted From Assets to Which It Applies
Inventory Reserve for Loss or Obsolescence	$6,737	$2,345	$(3,530)	$—	$5,552
Income Tax Valuation Allowance	$5,623	$—	$(3,218)	$—	$2,405

For the Year Ended December 31, 2022
Reserve Deducted From Assets to Which It Applies
Inventory Reserve for Loss or Obsolescence	$5,552	$1,615	$(1,702)	$—	$5,465
Income Tax Valuation Allowance	$2,405	$—	$(2,405)	$—	$—

For the Year Ended December 31, 2023
Reserve Deducted From Assets to Which It Applies
Inventory Reserve for Loss or Obsolescence	$5,465	$3,469	$(1,660)	$—	$7,274
Income Tax Valuation Allowance	$—	$36,640	$—	$—	$36,640

1
Deductions for the inventory reserve are for the purposes for which the reserve was created.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2024.

LL FLOORING HOLDINGS, INC.

By:	/s/ Charles E. Tyson
Charles E. Tyson
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2024.

Signature	Title

/s/ Charles E. Tyson	Director, President and Chief Executive Officer
Charles E. Tyson	(Principal Executive Officer)

/s/ Robert L. Madore	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Robert L. Madore	(Principal Financial Officer and Principal Accounting Officer)

/s/ Nancy M. Taylor	Chairperson of the Board
Nancy M. Taylor
/s/ Terri F. Graham	Director
Terri F. Graham

/s/ David A. Levin	Director
David A. Levin

/s/ Douglas T. Moore	Director
Douglas T. Moore

/s/ Joseph M. Nowicki, Jr.	Director
Joseph M. Nowicki, Jr.

/s/ Ashish Parmar	Director
Ashish Parmar

/s/ Famous P. Rhodes	Director
Famous P. Rhodes

/s/ Martin F. Roper	Director
Martin F. Roper