Form 10-K/A
period 2023-12-31
LL Flooring Holdings, Inc.
filed 2024-04-26
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 19, 2024, 30,667,115 shares of the registrant's common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Auditor Name: Ernst & Young LLP Auditor Location: Richmond, VA Auditor Firm ID: 42

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of LL Flooring Holdings, Inc. (together with our subsidiaries, “LL,” the “Company,” “we,” “us,” and “our”) for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2024 (the “Annual Report”), is being filed to include in the Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. This information was previously omitted from the Annual Report in reliance on General Instruction G.(3) to Form 10-K, which permits the above-referenced items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement filed no later than 120 days after December 31, 2023. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not intend to file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by Form 10-K. As such, the reference on the cover page of the Annual Report to the incorporation by reference of our definitive proxy statement into Part III of the Annual Report is hereby deleted.

This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Annual Report. As required by Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), new certificates of our chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits to this Amendment No. 1. Because this Amendment No. 1 does not contain any financial statements and does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Because no financial statements are contained within this Amendment No. 1, we are not filing certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly noted herein, this Amendment No. 1 does not amend any other information set forth in the Annual Report, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the filing of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the Annual Report.

LL FLOORING HOLDINGS, INC.

ANNUAL REPORT ON FORM 10‑K

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following individuals currently serve as members of the Company’s Board of Directors (the “Board”).

Name	Age	Position
Nancy M. Taylor	64	Chairperson of the Board, Independent Director
Terri Funk Graham	58	Independent Director
David A. Levin	72	Independent Director
Douglas T. Moore	67	Independent Director
Joseph M. Nowicki	62	Independent Director
Ashish Parmar	48	Independent Director
Famous P. Rhodes	49	Independent Director
Martin F. Roper	61	Independent Director
Charles E. Tyson	62	Director, President and Chief Executive Officer

Nancy M. Taylor. Ms. Taylor has served on the Board since 2014. Ms. Taylor is the former President and Chief Executive Officer of Tredegar Corporation, a manufacturing company, serving in such role from January 2010 to June 2015, and was a member of Tredegar’s board of directors from early 2010 until June 2015. Ms. Taylor has served as a director of TopBuild Corp., an installer and distributor or insulation and related building material products, since 2018 and as a director of Malibu Boats, Inc., a designer and manufacturer of recreational powerboats, since 2023 and was a director of Verso Corporation, a producer of coated papers, from November 2019 through March 2022.

Ms. Taylor has significant experience as a chief executive officer of a publicly-traded international manufacturer. Through her experience, she has gained and developed extensive business, finance, and leadership skills. Further, she possesses an understanding of strategic planning, risk assessment and international operations. In addition, she has experience serving as a director of a public company and brings strong corporate governance knowledge to the Board. Ms. Taylor has been a member of our Nominating and Corporate Governance Committee since January 2015 and a member of our Compliance and Regulatory Affairs Committee since May 2019. Ms. Taylor also served as a member of our Compensation Committee from May 2014 until May 2019. Additionally, Ms. Taylor was appointed Chairperson of our Board in November 2015. Through her service as a director, Ms. Taylor has gained insight, perspective and knowledge regarding our business, growth, operations, and personnel. Ms. Taylor has attained the designations of Board Leadership Fellow and NACD Directorship Certified.

Terri Funk Graham. Ms. Graham has served on the Board since 2018. Ms. Graham previously served as Chief Marketing Officer – Red Envelope for Provide Commerce, Inc., an e-commerce gifting company, from July 2013 to September 2014. Prior to that position, Ms. Graham joined Jack in the Box Inc., a restaurant company that operates and franchises Jack in the Box and Qdoba Mexican Grill restaurants, in 1990, and most recently served as its Senior Vice President and Chief Marketing Officer from September 2007 to December 2012. Ms. Graham has served as a director of Sprouts Farmers Market, Inc. since 2013 and previously served as a director of CV Sciences, Inc. from August 2019 until May 2022, 1-800 Contacts between 2015 to 2016 and Hot Topic, Inc. from June 2012 to June 2013.

Ms. Graham has over 30 years of branding and marketing experience in the retail industry, including extensive knowledge of digital and e-commerce business. Ms. Graham brings her public company board experience to our Board, including a strong corporate governance background. Ms. Graham has been a member of our Compensation Committee and Nominating and Corporate Governance Committee since September 2018. Ms. Graham became Chairperson of the Nominating and Corporate Governance Committee in May 2019. Ms. Graham has attained the designation of Board Leadership Fellow.

David A. Levin. Mr. Levin has served on the Board since 2017. Mr. Levin served as the President and Chief Executive Officer and Director of Destination XL Group, Inc., a specialty apparel retailer, from April 2000 to December 2018. From January 2019 to April 2019, Mr. Levin served as acting Chief Executive Officer of Destination XL Group, Inc. Mr. Levin previously served as a director of Christopher & Banks Corporation from 2012 to 2016.

Mr. Levin brings to the Board more than 30 years of retail experience and extensive experience as the president and chief executive officer of a public retail company. Mr. Levin has developed wide-ranging business and leadership skills in addition to significant experience in the areas of merchandising, marketing, and operational issues. Further, he has experience serving on the boards of public companies. Mr. Levin has been a member of our Compensation Committee since May 2017, and its Chairperson since May 2019, and a member of our Audit Committee since May 2019. Mr. Levin also served as a member of our Compliance and Regulatory Affairs Committee from May 2017 until May 2019.

Douglas T. Moore. Mr. Moore has served on the Board since 2006. Mr. Moore is Chairman and Chief Executive Officer of CleanCore Solutions, Inc., since February 2024. CleanCore Solutions, Inc. is a manufacturer of residential and commercial cleaning products, which has filed a prospectus for an initial public offering. Mr. Moore continues in a limited role as a Managing Director of Fahrenheit Advisors where he has served since October 2022. Fahrenheit Advisors is a middle-market advisory firm that provides strategic consulting, and interim, fractional, and direct hire services. From 2020 to 2021, Mr. Moore served as the Chief Executive Officer and a director of 1847 Goedeker, Inc., an industry-leading direct-to-consumer appliance and furniture e-tailer. Prior to that time, Mr. Moore was Chief Executive Officer of Goedeker’s, an operating subsidiary of 1847 Holdings, LLC, from 2019 to 2020. Prior to that, he was Senior Vice President of FirstSTREET for Boomers and Beyond, Inc., a leading direct marketer of products for baby boomers, from October 2017 until August 2019.

Through his more than 25 years of retail experience, Mr. Moore has developed an understanding of strategic and tactical business issues that include store operations, merchandising, supply chain, sourcing, and human resource planning. He also possesses senior management, marketing, risk assessment and retail knowledge. He has been a member of our Nominating and Corporate Governance Committee since our initial public offering and a member of our Compliance and Regulatory and Affairs Committee since May 2016. Mr. Moore also served as a member of our Audit Committee from our initial public offering until May 2016 and as Chairperson of our Nominating and Corporate Governance Committee from our initial public offering until May 2019. Through his service as a director, Mr. Moore has gained insight, perspective and knowledge regarding our business, growth, operations, and personnel.

Joseph M. Nowicki. Mr. Nowicki served as Executive Vice President and Chief Financial Officer of Beacon Roofing Supply, Inc., a distributor of commercial and residential roofing products and related building materials, from 2013 until June 2020. Prior to assuming that position, he was Chief Financial Officer, Chief Compliance Officer and Treasurer of Spartan Motors, Inc., a specialty chassis, vehicle, truck body and aftermarket parts manufacturer for RV and emergency response customers. Mr. Nowicki has served as a director of UniFirst Corporation, a workwear and textile service company, since April 2022. Mr. Nowicki previously served as a director of Diversified Restaurant Holdings, Inc. from 2010 to 2020 and ASV Holdings, Inc. from 2017 to 2019.

Mr. Nowicki brings significant financial and information technology experience to the Board. As the former chief financial officer of a public corporation and having held other senior executive roles with other companies, Mr. Nowicki has developed operational and leadership aptitude in addition to his significant capability in the areas of strategic business planning, risk assessment and store operations. Mr. Nowicki has been a member of our Audit Committee since September 2020 and has served as Chairperson of our Audit Committee and as an “audit committee financial expert” since May 2021. Mr. Nowicki also has served as a member of our Compliance and Regulatory Affairs Committee since September 2020. Mr. Nowicki has attained the designations of Board Leadership Fellow and NACD Directorship Certified.

Ashish Parmar. Mr. Parmar has served on the Board since 2021. Mr. Parmar is the Chief Information Officer of Standard Industries, Inc., since February 2024. Standard Industries is a privately-held global industrial company. From May 2020 to January 2024, Mr. Parmar was the Senior Vice President & Chief Information Officer of Tapestry, Inc. and, prior to that, Mr. Parmar held various roles at Tapestry, including Senior Vice President, IT – Global Enterprise Solutions from 2017 to 2020; Vice President, IT – Supply Chain, and Enterprise Software Engineering & Architecture from 2016 to 2017; and Vice President, IT – Supply Chain, and Enterprise Software Engineering from 2014 to 2017. Mr. Parmar joined Tapestry in 2010 after serving as Director & Country Head of Information Technology with LF Logistics from 2007 to 2010.

Mr. Parmar brings more than 20 years of leadership and technology experience across luxury retail, logistics, and consumer electronics. Mr. Parmar has experience in leading digital transformations and delivering a seamless omnichannel experience. He is a key leader in strategic change initiatives to drive growth, develop corporate strategy, and drive new business opportunities. Mr. Parmar also has a breadth of international experience in both technology and supply chain and his experience as a Chief Information Officer is helpful to our oversight of cybersecurity. Mr. Parmar has attained the designation of NACD Directorship Certified and the CERT Certificate in Cybersecurity Oversight.

Famous P. Rhodes. Mr. Rhodes has served on the Board since 2017. Mr. Rhodes is the Chief Marketing Officer for Apex Service Partners, LLC, a residential HVAC, plumbing and electrical services provider, since January 2024. From November 2019 to January 2024, Mr. Rhodes was corporate Vice President, Chief Marketing and Technical Officer of Blue Compass RV, LLC (formerly RV Retailer, LLC), a recreational vehicle retail company. Prior to that, Mr. Rhodes was Executive Vice President and Chief Marketing Officer of Bluegreen Vacations Corporation, a vacation ownership company, from August 2017 to September 2019, Vice

President of Digital Marketing and Customer Experience for AutoNation, Inc., an automotive retailer, from 2015 to 2017, and Vice President of eCommerce for AutoNation, Inc. from 2012 to 2015.

Mr. Rhodes brings significant marketing and omnichannel retail experience to the Board. Currently serving as the chief marketing officer of a large retail corporation and having held other senior executive roles with other retail companies, Mr. Rhodes has developed operational and leadership aptitude in addition to his significant capability in the areas of digital technology and customer experience. Mr. Rhodes was a member of our Audit Committee from 2017 to 2021; has been a member of our Compensation Committee since 2018; and has been a member of our Nominating and Corporate Governance Committee since 2021.

Martin F. Roper. Mr. Roper has served on the Board since 2006. Mr. Roper is Chief Executive Officer and a director of The Vita Coco Company, Inc. (formerly All Market, Inc.), a healthy branded beverage and coconut water supplier, since May 2022. Prior to that time, Mr. Roper was Co-Chief Executive Officer of Vita Coco from January 2021 until May 2022. He was President of All Market, Inc., from September 2019 until January 2021. From January 2001 until April 2018, Mr. Roper served as the President and Chief Executive Officer of The Boston Beer Company, Inc., a craft brewer, where he had worked as an employee since 1994. Mr. Roper served on the board of directors of Boston Beer from 1999 until his retirement in April 2018. Since November 2018, Mr. Roper has served on the board of Financial Information Technologies, LLC (Fintech), a private company providing solutions to alcohol beverage distributors and retailers. Since September 2019, Mr. Roper has also served on the board of directors of Bio-Nutritional Research Group, Inc., a private company which is the producer and marketer of Power Crunch energy bars.

As a director and chief executive officer of a publicly-traded company, Mr. Roper has senior management, strategic development, and financial skills. In addition, Mr. Roper possesses experience in public relations, consumer marketing, investor relations, product development and risk management. Mr. Roper has been a member of the Audit Committee since our initial public offering and Chairperson of the Compliance and Regulatory Affairs Committee since May 2019. Mr. Roper also served as Chairperson of the Compensation Committee from our initial public offering until May 2019. His experience as a director has provided him with insight, perspective and knowledge regarding our business, growth, operations, and personnel. Mr. Roper has attained the designations of Board Leadership Fellow and NACD Directorship Certified.

Charles E. Tyson. Mr. Tyson was appointed President and Chief Executive Officer in May 2020 and concurrently joined LL Flooring’s Board of Directors. Mr. Tyson previously served as Interim President from February 2020 until May 2020 and served as Chief Customer Experience Officer from June 2018 until May 2020. From 2008 to 2017, Mr. Tyson held various roles at Advance Auto Parts, Inc., an automotive aftermarket parts provider, including Executive Vice President, Merchandising, Marketing and Supply Chain from 2013 to 2017 and Senior Vice President, Merchandising and Replenishment, from 2008 to 2013. Prior to that, Mr. Tyson served in a variety of Senior Vice President roles at Office Max and Office Depot. Mr. Tyson has served as a director of The Container Store Group, Inc. since March 2024.

Mr. Tyson has been with LL Flooring for over six years, including two years as Chief Customer Experience Officer. He currently serves as LL Flooring’s President and Chief Executive Officer. He has deep retail and commercial experience and has served in senior leadership roles at multiple publicly-traded companies. The Board benefits from his broad operating, supply chain, retail, merchandising, marketing, customer insights and strategic planning experience.

Executive Officers

The following table sets forth the names, ages, and positions of the Company’s current executive officers.

Name	Age	Position
Charles E. Tyson	62	Director, President and Chief Executive Officer
Matthew T. Argano	51	Senior Vice President, Chief Human Resources Officer
Douglas S. Clark, Jr.	45	Senior Vice President, Merchandising and Supply Chain
Alice G. Givens	52	Senior Vice President, Chief Legal, Ethics and Compliance Officer and Corporate Secretary
Kristian B. Lesher	54	Senior Vice President, Chief Technology Officer
Robert L. Madore	59	Executive Vice President, Chief Financial Officer

Charles E. Tyson. See above

Matthew T. Argano, Ph.D., has been our Senior Vice President, Chief Human Resources Officer since April 2020.Prior to joining the Company, Dr. Argano was Senior Vice President, Chief People Officer of Altar'd State, Inc., a women’s fashion retailer from 2016 to 2020. From 2012 to 2016, Dr. Argano was Senior Vice President, Human Resources of The Fresh Market, Inc., a specialty grocery retailer.

Douglas S. Clark, Jr., has been our Senior Vice President, Merchandising and Supply Chain since June 2020. Mr. Clark previously served as our Interim Senior Vice President, Merchandising and Supply Chain from February 2020 to June 2020 and served as Senior Vice President, Supply Chain from October 2018 to February 2020 and as Vice President, Inventory Management from February 2017 to October 2018. Prior to joining the Company, Mr. Clark held merchandising roles of increasing responsibility at DSW, Inc., a retailer of shoes and fashion accessories, most recently as Vice President, Merchandise Analysis & Operations from September 2016 to February 2017.

Alice G. Givens, has been our Senior Vice President, Chief Legal, Ethics and Compliance Officer and Corporate Secretary since October 2022 and, prior to that, was Senior Vice President, Chief Legal Officer and Corporate Secretary from September 2020 to October 2022. Prior to joining the Company, Ms. Givens was Senior Vice President, General Counsel, Chief Compliance Officer and Secretary of Ruth’s Hospitality Group, Inc. (“RHGI”), a fine dining restaurant company, from 2019 to 2020 and Vice President, General Counsel, Chief Compliance Officer & Secretary of RHGI from 2016 to 2019. From 2007 to 2016, Ms. Givens served as a legal officer at J. Crew Group, Inc., an omnichannel retailer of apparel, shoes, and accessories, where she most recently was Vice President and Associate General Counsel from 2012 to 2016.

Kristian B. Lesher, has been our Senior Vice President and Chief Technology Officer since January 2023. Prior to joining the Company, Mr. Lesher served as Vice President, Customer Facing Technologies, of Advance Auto Parts, Inc., an automotive aftermarket parts provider, from May 2015 until January 2023, and as Director of eCommerce Systems and Enterprise Services from April 2009 until May 2015.

Robert L. Madore, has been our Executive Vice President and Chief Financial Officer since July 2023. Prior to his appointment, Mr. Madore served as Interim Chief Financial Officer of F45 Training Holdings, Inc., a global fitness franchisor, from February 2023 to July 2023. Prior to joining F45, Mr. Madore was the Chief Financial Officer of Cronos Group, Inc., a global cannabinoid company, from 2021 to 2022 and EVP and Chief Financial Officer of American Eagle Outfitters, Inc., a global specialty retailer of clothing, accessories and personal care products, from 2016 to 2020. From 2004 until 2016, Mr. Madore was with Ralph Lauren Corporation, a global design, marketing and distributor or apparel, footwear & accessories, home, fragrance and hospitality products, including as Chief Financial Officer from 2015 to 2016, SVP Corporate Finance from 2011 to 2014, and Chief Financial Officer/SVP of Operations of Ralph Lauren Retail Group from 2004 to 2011. Mr. Madore is a Certified Public Accountant.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our equity securities. To facilitate compliance, we have undertaken the responsibility to prepare and file these reports on behalf of our officers and directors. Based on a review of the SEC-filed ownership reports during 2023 and written representation of our directors and officers, we believe that all Section 16(a) filing requirements were met during 2023 except for one Form 4 filing for each of Messrs. Parmar and Roper on May 10, 2023 to report grants of restricted stock units, which were filed late due to administrative error.

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

Corporate Governance

We are committed to having sound corporate governance principles. Our Code of Business Conduct and Ethics, which applies to our directors, officers and associates, our Corporate Governance Guidelines and the charters of the Audit, Compensation, Nominating and Corporate Governance and Compliance and Regulatory Affairs Committees are available on our website, https://investors.llflooring.com/corporate-governance, and are also available in print, free of charge, to any stockholder who requests them. Such requests should be directed to Corporate Secretary, LL Flooring Holdings, Inc., 4901 Bakers Mill Lane, Richmond, Virginia 23230.

Committees of the Board

The Board has established four standing committees: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, and the Compliance and Regulatory Affairs Committee, each composed entirely of directors that the Board has affirmatively determined to be independent. Each committee operates pursuant to a written charter adopted by the Board that sets forth its roles and responsibilities and provides for an annual evaluation of its performance. Each committee charter includes oversight responsibilities for environmental, social and governance (“ESG”) matters. The charters of all four standing committees are available at the investor relations page of our website at https://investors.llflooring.com/committee-charters and will be provided to any stockholder without charge upon the stockholder’s written request to our Corporate Secretary.

Each year, committee and committee chair assignments are made at the Board meeting immediately following the Annual Meeting of Stockholders. The current composition of each committee is as follows:

Audit Committee

Joseph M. Nowicki (Chairperson)

David A. Levin

Ashish Parmar

Martin F. Roper

Compensation Committee

David A. Levin (Chairperson)

Terri Funk Graham

Ashish Parmar

Famous P. Rhodes

Nominating and Corporate Governance Committee

Terri Funk Graham (Chairperson)

Douglas T. Moore

Famous P. Rhodes

Nancy M. Taylor

Compliance and Regulatory Affairs Committee

Martin F. Roper (Chairperson)

Douglas T. Moore

Joseph M. Nowicki

Nancy M. Taylor

The Board may establish such other committees as it deems appropriate, in accordance with applicable law and regulations and our Certificate of Incorporation and Bylaws.

Audit Committee. The Audit Committee assists the Board in fulfilling the oversight responsibility of the Board relating to: (i) the integrity of our financial statements and financial reporting process and our systems of internal accounting and financial controls; (ii) the performance of the internal audit function; (iii) the annual independent audit of our financial statements; (iv) the engagement of our independent auditor and the evaluation of the independent auditor’s qualifications, independence and performance; (v) our compliance with legal and regulatory requirements as it relates to accounting, auditing and financial reporting matters; (vi) the implementation and effectiveness of our disclosure controls and procedures and internal control over financial reporting; (vii) the framework for identification of enterprise risks; and (viii) other matters set forth in the charter of the Audit Committee. The Audit Committee has the sole authority to appoint, retain, compensate, evaluate, and terminate the independent auditor. The Audit Committee approves procedures for the pre-approval of the engagement of the independent auditor to provide audit and non-audit services. It is also responsible for establishing, publishing, and maintaining and overseeing our “whistleblower” procedures. The Audit Committee is responsible for reviewing and discussing with management the type and presentation of the Company’s ESG disclosures included in the Company’s periodic reporting or financial statements and the adequacy and effectiveness of applicable internal controls related to such disclosures. In addition, the Audit Committee periodically reviews and discusses with management the Company’s risks relating to cybersecurity, data privacy, and other information technology risks, controls, and procedures.

The Board, in its business judgment, has determined that all of the current members of the Audit Committee are, and each member who served on the Audit Committee during 2023 was, during the period in which he served, independent, as determined in accordance with the rules of the New York Stock Exchange (“NYSE”) and relevant federal securities laws and regulations. The Board also has determined that all of the Audit Committee members are financially literate as defined by the rules of the NYSE and that Mr. Nowicki qualifies as an “audit committee financial expert” as defined by regulations of the SEC.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Our compensation philosophy is to maintain effective compensation programs that are as practical and flexible as possible and permit us to make responsive adjustments to changing market conditions and other internal and external factors. We strive to provide our executives with compensation that is competitive within our industry. In doing so, we seek to attract and retain the key associates necessary to achieve the continued growth and success of our business while remaining mindful of our desire to control costs. Further, it is our intent to align executive officer pay with stockholders’ interests, recognize individual accomplishments, align executive management behind common objectives and strike a balance between risk and reward in designing our executive compensation programs.

The Compensation Committee of the Board is responsible for implementing and administering our executive compensation plans and programs. In that role, the Compensation Committee reviews our executive officer compensation program every year to review the appropriateness, rationale, and continued viability of our compensation philosophies, including the extent to which our programs might encourage associates to take unnecessary or excessive risks that could result in material adverse risk to the Company.

Compensation Governance Features

We believe the following practices and policies promote sound compensation governance and are in the best interests of our stockholders and executives:

	WHAT WE DO		WHAT WE DON'T DO
✓	Balance of short-term and long-term incentives	☒	No payout of short-term or long-term awards greater
✓	Have a substantial portion of executive compensation		than 200% of target
	at risk and tied to enhanced stockholder value	☒	No long-term or indefinite employment agreements
✓	Establish different performance measures used for	☒	No hedging or pledging of shares as collateral
	short-term and long-term incentive programs	☒	No excessive perquisites
✓	Utilize robust share ownership guidelines	☒	No issuance of excessive equity compensation that
✓	Have clawback provisions incorporated into		would dilute stockholder value
	incentive compensation	☒	No excessive change-in-control severance benefits
✓	Conduct annual Say-on-Pay votes
✓	Require a double trigger for the payment of most
change-in-control benefits

2023 Say On Pay Results

Our Compensation Committee and Board are very interested in the ideas and any concerns of our stockholders regarding executive compensation. An advisory vote on executive compensation was presented to our stockholders at last year’s Annual

Meeting of Stockholders and was approved by 88% of votes cast by stockholders. As our compensation programs continue to evolve, we will continue to seek input from our stockholders and reflect that in the structure of our compensation programs.

What Guides Our Program

Compensation Philosophy & Objectives

Our executive compensation program is designed to:

✓	Link pay to performance	✓	Motivate and reward superior performance that supports
✓	Attract, develop, and retain an experienced and		our business and strategic plans and contributes to the
	highly qualified executive officer team		long-term success of the Company
✓	Encourage long-term commitment and align the	✓	Promote internal pay equity
	interests of executive officers with those of our	✓	Reinforce our core values of thinking like our customers,
	stockholders, customers, and other stakeholders by		acting like owners, succeeding as a team, expecting
	placing a substantial portion of pay at risk through		continuous improvement, and acting with integrity
performance goals that, if achieved, are expected to
increase total stockholder return and enhance
customer service

In determining the compensation of our executive officers, the Compensation Committee evaluates total overall compensation, as well as the mix of salary, cash bonus incentives, equity incentives and other components, using a number of factors including the following:

•
our financial and operating performance, measured by attainment of strategic objectives and operating results;
•
the duties, responsibilities, and performance of each executive officer, including the achievements of the areas of our operations for which the executive officer is personally responsible and accountable;
•
historical cash and equity compensation levels; and
•
compensation competitiveness, internal equity factors and retention considerations.

Elements of Pay

The Company’s compensation philosophy is supported by the following principal elements of pay:

Base Salary	Cash (Fixed)	Provides a competitive rate relative to comparable jobs at similar companies and enables the Company to attract and retain critical executive talent.
Annual Cash Incentive Awards	Cash (Variable)	Rewards individuals for performance if they attain pre-established financial and strategic targets that are set by the Compensation Committee at the beginning of the year.
Long-Term Incentive Awards	Equity (Variable)	Promotes a balanced focus on driving performance, retaining talent, and aligning the interests of the Company’s executives with those of its stockholders.

Pay Mix

Our compensation program utilizes a mix of compensation elements, including base salary, short-term incentives, and long-term incentives.

The Decision-Making Process

The Role of the Compensation Committee. Details of the Compensation Committee’s authority and responsibilities are specified in its charter, a copy of which is available on our investor relations page of our website at: https://investors.llflooring.com/committee-charters.

The Role of the Independent Compensation Consultant. The Compensation Committee has engaged Pearl Meyer as its independent compensation consultant. The Compensation Committee relies on Pearl Meyer for input on pay philosophy, current market trends, regulatory considerations, selection of the peer group, competitive market analysis and incentive plan design. Additionally, Pearl Meyer provides information about market trends in director pay practices and advises the Nominating and Corporate Governance Committee and the Board on director pay levels and program design.

The Compensation Committee, after considering the SEC and NYSE standards, including the six factors set forth in Section 10C-1(b)(4)(i) through (vi) under the Exchange Act, and other factors, determined that Pearl Meyer was independent and that its engagement did not present any conflicts of interest. Pearl Meyer also determined that it was independent and free from conflict with respect to the engagement and confirmed this in a written statement delivered to the Chairperson of the Compensation Committee.

Pearl Meyer reports directly to the Compensation Committee on all work assigned by the Compensation Committee. Pearl Meyer also interacts with management when necessary and appropriate to carry out its assignments. Pearl Meyer, in its discretion, from time to time seeks input from management regarding program design and the accuracy of information that is included in materials presented to the Compensation Committee.

Peer Group

The Compensation Committee may engage Pearl Meyer to review and assess the Company’s executive officer compensation program for purposes of assessing compensation components and levels for the following year. A review of the compensation peer group was conducted in the fall of 2022 to develop the 2023 peer group. This review focused on the composition of the peer group relative to the Company in terms of industry sector, revenues, market capitalization, growth, and profitability. The review also considered overlap between the Company’s peer group and the peer groups selected by proxy advisory firms. Pearl Meyer recommended the addition of two new companies to the peer group. As a result, the Compensation Committee determined American Woodmark Corporation and Tile Shop Holdings, Inc. be added. The following is a list of companies included in the peer group used for 2023 compensation decisions:

American Woodmark Corporation	Kirklands, Inc.
Big 5 Sporting Goods Corporation	Monro, Inc.
Citi Trends, Inc.	Purple Innovation, Inc.
Conn’s, Inc.	Shoe Carnival, Inc.
Ethan Allen Interiors Inc.	Sleep Number Corporation
Floor & Décor Holdings, Inc.	The Container Store Group, Inc.
Haverty Furniture Companies, Inc.	Tile Shop Holdings, Inc.

Hibbett Sports, Inc.	Zumiez Inc.
La-Z-Boy Incorporated

2023 Executive Compensation Program in Detail

Base Salary

Base salary levels for our named executive officers are reviewed each year and adjusted based upon a variety of factors including the named executive officer’s tenure with us, scope of responsibility and influence on our operations, individual performance and accomplishments, internal equity, experience, and changes in the competitive marketplace, as well as the economic environment and expense considerations. The factors impacting base salary levels are not independently assigned specific weights.

The following table outlines the base salary adjustments provided to our named executive officers for 2023:

NEO	2022 Base Salary	2023 Base Salary	% Increase
Charles E. Tyson	$772,500	$772,500	0%
Robert L. Madore(1)	Not applicable	$650,000	N/A
Alice G. Givens	$409,234	$450,157	10.0%
Matthew T. Argano	$372,393	$409,632	10.0%
Douglas S. Clark, Jr.	$370,594	$409,540	10.5%

(1) Mr. Madore was appointed our EVP, Chief Financial Officer as of July 10, 2023. Terry Blanchard is a Named Executive Officer for 2023 and served as our Interim Chief Financial Officer from March 13, 2023, until July 10, 2023, pursuant to a Services Agreement that the Company entered into with Randstad Professionals US, LLC d/b/a Tatum. Payments under this agreement are reported in the Summary Compensation Table below. Mr. Blanchard did not participate in the Company’s Annual Cash Bonus Awards or Long-Term Equity Incentive Plan Awards.

Annual Cash Bonus Awards

In 2023, our named executive officers had the opportunity to earn an annual cash bonus award under our Annual Bonus Plan for Executive Management (the “Bonus Plan”). The amounts payable under the Bonus Plan are expressed as a percentage of annual base salary for each participant (the “Target Bonus”). The Target Bonuses are reviewed annually and vary among the Bonus Plan participants based upon, among other things, their responsibilities, ability to influence operations and performance, internal equity considerations, and position. Historically, the maximum potential annual cash bonus award that the executive officers could achieve was 200% of target and the amount of the bonus payable at the threshold level of performance was 50%. Results below threshold result in no cash bonus paid.

For 2023, the Compensation Committee reduced the potential payout levels to make the Bonus Plan more affordable in light of the business challenges in 2023. As a result, the maximum potential annual cash bonus award that the executive officers could achieve was 100% of target and the amount of the bonus payable at the threshold level of performance was 25%. Results below threshold result in no cash bonus paid. Named executive officers that were hired during the year had the opportunity to earn a prorated bonus under the Bonus Plan based upon the duration of their service during the year.

For the Bonus Plan, the Compensation Committee also determined that it would not use Adjusted Operating Income as a metric in 2023 given the economic uncertainty and instead added Adjusted Gross Margin as a metric related to profitability. The 2023 Bonus Plan approved by the Compensation Committee was based 50% on Net Sales, 30% on Adjusted Gross Margin and 20% on a strategic goal related to deployment and utilization of a customer relationship management system (the “Strategic Goal”). Achievement of the Strategic Goal required that the Company (a) execute the four-stage deployment schedule launching customer relationship management capabilities to all store associates in August 2023, and (b) achieve 100% utilization of 1:1 activities/opportunities ratio by 80% of the stores by the end of 2023. Achievement of the Strategic Goal required both of these outcomes.

The performance goals for the 2023 Bonus Plan were as follows:

	Net Sales (in ‘000)	Adjusted Gross Margin (%)(1)	Strategic Goal	Percent Target Bonus Awarded for Associates Eligible for Maximum Payout(2)
	50%	30%	20%
	Less than $1,017,450	Less than 38.10%	See above	0%
Threshold	$1,017,450	38.10%	Achieved	25%
Target	$1,071,000	38.60%	Achieved	50%
Maximum	$1,285,200	39.10%	Achieved	100%
Actual Performance Achieved & % of Target Payout Earned	$904,746	37.5%	Achieved	10%
(1)
Adjusted Gross Margin is a non-GAAP financial measure. For discussion and reconciliation of Adjusted Gross Margin to Gross Margin, the most comparable GAAP measure, please see Item 7 of the Form 10-K filed with the SEC on March 1, 2024.
(2)
Payouts for performance between Threshold and Target or Target and Maximum are calculated using straight-line interpolation.

The following table provides the amount of the award under the Bonus Plan for each named executive officer:

NEO	Target Award Opportunity (as a % of Base Salary)	Actual Award Earned
		As a % of Target Bonus	$ Value
Charles E. Tyson	100%	10%	$77,250
Robert L. Madore	80%	10%	$26,000(1)
Alice G. Givens	60%	10%	$27,009
Matthew T. Argano	60%	10%	$24,578
Douglas S. Clark, Jr.	60%	10%	$24,571
(1)
Mr. Madore’s Bonus was prorated to his date of hire in July 2023.

Long-Term Equity Incentive Awards

The long-term component of our compensation program consists of equity awards. We intend equity awards to be a meaningful portion of our named executive officers’ total compensation in order to align their interests with our long-term growth and the creation of stockholder value as well as to promote retention of our executive team.

Historically, we issued annual equity awards using a mix of 50% performance-based restricted stock, 25% time-based restricted stock (which vest ratably over four years), and 25% stock options (which vest ratably over four years). In 2022, Pearl Meyer conducted an analysis of the market practices among the Company’s peer group with respect to short- and long-term incentive plan practices. For the long-term incentive plan, they noted that a vesting period of three years and a mix of time-based restricted stock and performance-based restricted stock was most prevalent.

As a result of this benchmarking, in March 2023 the Compensation Committee issued annual equity awards using a mix of 50% performance-based restricted stock and 50% time-based restricted stock (which vest ratably over three years).

The performance-based restricted stock granted historically vested based on obtaining an adjusted EBITDA goal. For the 2023 performance-based restricted stock grant, the Compensation Committee determined it would use a three-year relative total shareholder return (“rTSR”) compared to the S&P 600 Retailing Industry Group as the performance measure. This decision was based on the economic uncertainty, headwinds from customs issues related to vinyl flooring and challenges with historic plan performance.

For the 2023 performance-based restricted stock grant, none of these shares will vest unless the rTSR performance objectives are achieved at threshold, with payouts of 25% and 200% of target, for relative performance at the 25thand 75th percentiles, respectively. Any awards earned at the end of the three-year performance period will be paid at that time.

2023 Target Long-Term Incentive Award Grants

The table below shows the target annual long-term incentive award values granted during the 2023 fiscal year for each of the named executive officers:

	Performance-Based	Time-Based
NEO	Restricted Stock	Restricted Stock	Total Value
Charles E. Tyson	$500,000	$500,000	$1,000,000
Robert L. Madore	$175,000	$425,000	$600,000
Alice G. Givens	$175,000	$175,000	$350,000
Matthew T. Argano	$175,000	$175,000	$350,000
Douglas S. Clark, Jr.	$200,000	$150,000	$350,000

2021-2023 Long-Term Incentive Awards

In February 2021, the Company granted a performance-based restricted stock award that would vest based on obtaining an adjusted EBITDA goal over a three-year performance period from January 1, 2021, through December 31, 2023. None of these shares of performance-based restricted stock would vest unless the performance objectives were achieved at threshold or above. Actual performance over the three-year performance period ending December 31, 2023, was below threshold; therefore, none of these awards were earned or vested.

Performance Metric	Threshold (000s)	Target (000s)	Maximum (000s)	Actual (000s)	% of Target Payout Earned
Adjusted EBITDA*	$234,850	$293,563	$352,275	$44,000	0%

*Adjusted EBITDA is a non-GAAP measure equal to net (loss) income before interest expense, income tax (benefit) expense, depreciation, and amortization, as further adjusted to exclude the effect of antidumping and countervailing adjustments, (recovery) accrual for legal matters and settlements, legal and professional fees, and goodwill impairment charges.

Other Practices, Policies & Guidelines

Stock Ownership Guidelines

We have a stock ownership guidelines policy (the “Ownership Guidelines”) for our non-employee directors and certain of our executive officers (as designated by the Board) in order to align the financial interests of such executive officers and non-employee directors with those of the Company’s stockholders and to further promote the Company’s commitment to sound corporate governance. The stock ownership requirements are as follows:

Position	Value of Shares
Chief Executive Officer	5 times base salary
Chief Financial Officer	2 times base salary
Other Executive Officers	1 times base salary
Non-Employee Directors	5 times annual board cash retainer (Exclusive of committee compensation, but inclusive of supplemental base retainer for the Board Chairperson)

The participants in the Ownership Guidelines are expected to meet the applicable guideline no more than five years after first becoming subject to them and are expected to continuously own sufficient shares to meet the applicable guideline once attained. Due to a decline in the value of the Company’s stock, none of our executive officers and directors, except for Mr. Roper, were in compliance with the holding guidelines in the Ownership Guidelines as of December 31, 2023. As a result, the Ownership Guidelines provide that each such officer and director is prohibited from selling any common stock of the Company.

Stock that may be considered in determining compliance with the Ownership Guidelines includes:

•
Shares owned directly by the participant or indirectly by the participant through (i) his or her immediate family members (as defined in the Ownership Guidelines) residing in the same household or (ii) trusts for the benefit of the participant or his or her immediate family members;
•
Vested shares of restricted stock held by the participant; and
•
Shares held pursuant to the LL Flooring Holdings, Inc. Outside Director Deferral Plan (i.e., deferred stock units).

The Compensation Committee is responsible for monitoring the application of the Ownership Guidelines as it pertains to our executive officers, and the Nominating and Corporate Governance Committee is responsible for monitoring the application of the Ownership Guidelines as it pertains to our non-employee directors.

Clawback Provisions

In 2023 we updated our policy for the recovery of erroneously awarded compensation to add requirements for the mandatory clawback of incentive compensation following an accounting restatement, as required by NYSE listing standards. The policy applies to current and former executive officers of the Company, including the named executive officers. In the event the Company is required to prepare an accounting restatement to correct material noncompliance with any financial reporting requirement under U.S. federal securities laws, it is the Company’s policy to recovery erroneously awarded incentive-based compensation received by its executive officers, with certain limited exceptions permitted under the NYSE listing standards. The recovery of such compensation applies regardless of whether an executive officer engaged in misconduct or otherwise caused or contributed to the requirement for a restatement.

We have also retained discretion in our equity incentive award agreements to recover, as deemed appropriate and to the extent permitted by law, any equity incentive compensation awarded to or received by an employee if as a result of material non-compliance with any financial information required to be reported under securities laws, the Company is required to prepare a restatement of its financial statements. This provision applies to the proceeds of all or a portion of the equity awarded within the three fiscal year-period preceding the date of such restatement. The forfeited or repayment amount shall equal the difference between the Restricted Stock awarded to the employee and the amount, if any, that would have been granted based on the restated financial statements. The Compensation Committee shall determine and approve the amount of such forfeited or repayment amount. Repayment required under the equity award agreements shall be enforced by the Board or its delegate, in the manner the Board or its delegate determines to be appropriate.

Prohibition on Pledging or Hedging Company Stock

Our Insider Trading Policy provides that no insider may pledge the Company’s securities or hold the Company’s securities in a margined account. Further, our policy prohibits our insiders and associates from buying or selling options, warrants, puts, and calls or similar instruments on the Company’s securities, selling the Company’s securities short or entering into hedging or monetization transactions or similar arrangements with respect to the Company’s securities. For purposes of our Insider Trading Policy, a copy of which can be found on our website, insiders include, among others, our officers and directors.

Retirement, Deferred Compensation and Pension Plans

Our executive officers who are eligible may participate at their election in our 401(k) retirement savings plan that provides all associates with an opportunity to contribute up to 50% of their eligible compensation, subject to Internal Revenue Service limitations, to the plan on a tax-deferred basis to be invested in specified investment options and distributed upon their retirement. In addition, a Roth feature allows all associates to contribute up to 50% of their eligible compensation on an after-tax basis. Consistent with the 401(k) plan, we match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. This matching contribution is allocated to both traditional 401(k) deferrals and Roth contributions. Associates are immediately 100% vested in the Company’s matching contributions. In 2022, each of the named executive officers contributed to the 401(k) plan and received matching contributions consistent with our Company-wide program described above.

Severance Agreements

We have entered into Severance Agreements with each of the named executive officers, as well as other members of the executive team. The Severance Agreements provide for a fixed term and certain severance payments and benefits to these executives upon termination of their employment under defined circumstances, including in connection with a change-in-control. In addition, in connection with the execution of the Severance Agreements, the Company and each of these executives entered into Confidentiality,

Non-Solicitation and Non-Competition Agreements (the “Non-Compete Agreements”). For further discussion of the Severance Agreements, see the “Potential Payments Upon Termination or Change of Control” herein.

Tax Deductibility Under Section 162(m)

Section 162(m) of the Internal Revenue Code generally sets a limit of $1 million on the amount of compensation that we may deduct for federal income tax purposes in any given year with respect to the compensation of each of our named executive officers. Effective for the years beginning on or after January 1, 2018, there is no exception under Section 162(m) for qualified performance-based compensation.

We will continue to consider the impact of the deduction limit under Section 162(m) when developing and implementing our executive compensation programs, but we believe the primary purpose of our executive compensation arrangements is to support our business strategy and the long-term interests of our stockholders. Therefore, we believe it is important that we maintain the flexibility to award compensation that may not be tax deductible to promote our various corporate goals.

Compensation Risk Assessment

Among other things, the Compensation Committee reviews our compensation policies and practices to determine whether they subject us to unnecessary or excessive risk. In so doing, the Compensation Committee considers whether such policies and practices are appropriately structured to promote the achievement of goals without encouraging the taking of unwarranted or undue risk. Additionally, the Compensation Committee reviews the relationship between our risk management policies and practices and compensation and evaluates compensation policies and practices that could mitigate risks relating to our compensation program.

We believe that our compensation programs discussed herein are designed with the appropriate balance of risk and reward in relation to our overall business strategy and do not incent executive officers or other associates to engage in conduct that creates unnecessary or unjustifiable risks. Specifically, our mix of rewards for short-term performance through base salary and annual cash bonus awards, and for long-term performance through equity incentive awards supports these compensation objectives. Moreover, we believe that our utilization of these different compensation components allows us to manage the risks inherent with performance-based compensation. Additionally, our use of mitigation tools such as clawback provisions, caps on our incentive plans, oversight by an independent committee of non-employee directors and significant vesting periods for equity awards, provide additional risk protection.

Based upon the review of our compensation policies and practices, including the allocation between fixed and variable compensation and short-term and long-term compensation, we have concluded that they do not create risks that are reasonably likely to have a materially adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

During the 2023 fiscal year, the members of the Compensation Committee were David A. Levin, Terri Funk Graham, Ashish Parmar, and Famous P. Rhodes. None of the members of our Compensation Committee will be or has ever been one of our officers or associates. None of our executive officers serves or has served as a member of the board of directors or compensation committee, or similar committee performing equivalent functions, of any other company whose executive officer(s) served as a member of our Board or our Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Amendment No. 1. Based upon that review and discussion, the Compensation Committee recommends to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

COMPENSATION COMMITTEE

David A. Levin, Chairperson

Terri Funk Graham

Ashish Parmar

Famous P. Rhodes

Summary Compensation Table

The following table and descriptions set forth information concerning compensation paid to or earned by the president and chief executive officer, the chief financial officer, and the three other most highly compensated individuals who were serving as our executive officers at the end of the 2023 fiscal year, and one individual who served as interim chief financial officer for a portion of the 2023 fiscal year. We refer to these individuals throughout this Amendment No. 1 as our “Named Executive Officers.”

Name and Principal Occupation	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total
Charles E. Tyson(3) President & Chief Executive Officer	2023 2022 2021	772,500 767,740 740,385	- - -	1,000,000 749,985 749,973	0 249,994 249,987	77,250 245,614 407,107	26,692 25,709 26,636	1,876,443 2,039,043 2,174,088
Robert L. Madore(4) Chief Financial Officer	2023	300,000	266,099	600,000	0	26,000	30	1,192,129
Alice G. Givens(5) Chief Legal, Ethics & Compliance Officer and Corporate Secretary	2023 2022 2021	441,500 406,306 393,396	- - -	350,000 243,739 224,973	0 81,247 74,999	27,009 65,057 107,312	17,549 22,200 178,420	836,058 818,549 979,100
Matthew T. Argano(6) Chief Human Resources Officer	2023 2022 2021	401,755 369,729 357,915	0 60,000 -	350,000 224,969 149,990	0 74,993 50,000	24,578 59,201 97,651	22,706 16,958 43,315	799,038 805,849 698,872
Douglas S. Clark, Jr.(7) SVP, Merchandising & Supply Chain	2023 2022 2021	401,277 368,311 357,915	0 60,000 -	350,000 149,985 124,980	0 49,995 124,993	24,571 58,915 97,651	4,385 12,802 11,786	780,683 700,008 717,326
Terry F. Blanchard(8) Former Interim Chief Financial Officer	2023	317,355	-	-	-	-	26,886	344,241
(1)
The amounts in this column reflect the aggregate grant date fair value of stock or option awards, as applicable, granted during the year computed in accordance with ASC 718, Compensation-Stock Compensation. For a discussion of the assumptions relating to these valuations, see Note 7 – Stock-Based Compensation to our audited financial statements included in Item 8 of the Form 10-K filed with the SEC on March 1, 2024. The amounts for the performance-based restricted stock included in the stock awards column reflect the grant date fair value computed in accordance with FASB ASC Topic 718 based upon the probable outcome of the performance conditions as of the grant date. Assuming the highest level of performance achievement as of the grant date, the aggregate grant date fair value of the performance-based restricted stock granted in 2023 would have been: Mr. Tyson — $1,000,000; Mr. Madore — $350,000; Ms. Givens — $350,000; Dr. Argano — $350,000; and Mr. Clark — $350,000.
(2)
The amounts in the column reflect annual cash bonus awards through our non-equity incentive plan, referred to as our “Bonus Plan,” earned in the year noted but typically paid in the first quarter of the following year.
(3)
All other compensation in 2023 includes $188 in identity theft insurance premiums, $13,305 in financial planning and tax assistance (which includes $4,005 in gross-up), and $13,200 in matching contributions to our 401(k) plan.
(4)
Mr. Madore joined the Company effective July 10, 2023. All other compensation in 2023 includes $30 in identity theft insurance premiums. The amount listed in the bonus column represents a sign-on bonus of $150,000 and a one-time cash bonus of $75,000 net of taxes to support initial commuting expenses paid to Mr. Madore pursuant to his offer letter in June 2023.
(5)
All other compensation in 2023 includes $112 in identity theft insurance premiums, $4,237 in financial planning and tax assistance (which includes $1,237 in gross-up), and $13,200 in matching contributions to our 401(k) plan.
(6)
All other compensation in 2023 includes $189 in identity theft insurance premiums, $9,317 in financial planning and tax assistance (which includes $2,942 in gross-up), and $13,200 in matching contributions to our 401(k) plan.
(7)
All other compensation in 2023 includes $189 in identity theft insurance premiums, $850 in financial planning and tax assistance (which includes $250 in gross-up), and $3,796 in matching contributions to our 401(k) plan.
(8)
Mr. Blanchard served as Interim Chief Financial Officer from March 13, 2023, until July 10, 2023. Pursuant to a Services Agreement, the Company paid hourly professional fees for the services provided by Mr. Blanchard to Randstad Professionals US, LLC d/b/a Tatum. The amount shown in the salary column represents these payments for hourly fees. The amount shown in the all other compensation column represents travel, meals and lodging reimbursements paid to Tatum for Mr. Blanchard’s service as Interim Chief Financial Officer.

Grants of Plan-Based Awards

The following table provides information on grants of plan-based awards made to our named executive officers during the 2023 fiscal year:

									All Other Stock Awards:	Grant Date Fair Value of
Name/Award Type	Grant Date	Award Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			Number of Shares of Stock or Units (#)	Stock and Option Awards ($)(6)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Charles E. Tyson
Annual Bonus			193,125	386,250	772,500
Restricted Stock	5/10/23	5/10/23							151,515 (3)	500,000
Perf Rest Stock	5/10/23	5/10/23				56,180	112,359	224,718		500,000
Robert L. Madore
Annual Bonus			130,000	260,000	520,000
Restricted Stock	8/11/23	7/12/23							110,103 (4)	425,000
Perf Rest Stock	8/11/23	7/12/23				19,663	39,325	78,650		175,000
Alice G. Givens
Annual Bonus			67,524	135,047	270,094
Restricted Stock	5/10/23	5/10/23							53,030 (3)	175,000
Perf Rest Stock	5/10/23	5/10/23				19,663	39,325	78,650		175,000
Matthew T. Argano
Annual Bonus			61,445	122,890	245,779
Restricted Stock	5/10/23	5/10/23							53,030 (3)	175,000
Perf Rest Stock	5/10/23	5/10/23				19,663	39,325	78,650		175,000
Douglas S. Clark, Jr.
Annual Bonus			61,426	122,853	245,705
Restricted Stock	3/14/23	3/14/23							45,454 (5)	175,000
Perf Rest Stock	3/14/23	3/14/23				19,663	39,325	78,650		175,000
Terry F. Blanchard			–	–	–	–	–	–	–	–
(1)
These amounts reflect the potential range of payments for 2023 under the Bonus Plan. The Compensation Committee reduced the payout percentage to 50% if the target metrics were achieved, rather than 100%. As a result, the maximum potential annual cash bonus award that the executive officers could achieve was 100% of target and the amount of the bonus payable at the threshold level of performance was 25%. The actual payments are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.
(2)
The amounts reflect a range of the number of shares of performance-based restricted stock that vest, if at all, based on achievement of performance targets with a three-year performance period with any shares earned vesting three years from the date of grant. The amounts under Threshold reflect the threshold award under the restricted stock awards, which are 50% of the target amount. The amounts under Maximum reflect the greatest potential award under the restricted stock awards, which are 200% of the target amount. The Compensation Committee will determine the performance against pre-established targets to determine payout of performance stock awards, if any, at the end of the vesting period.
(3)
The grants provided for vesting in equal amounts on each of May 10, 2024, March 14, 2025, and March 14, 2026.
(4)
The grant provided for vesting in equal amounts on each of the first three-year anniversary dates following the date of grant of August 11, 2023.
(5)
The grant provided for vesting in equal amounts on each of the first three-year anniversary dates following the date of grant of March 14, 2023.
(6)
The amounts in this column reflect the aggregate grant date fair value of awards granted in 2023 computed in accordance with FASB ASC Topic 718. Stock awards granted on May 10, 2023, had a grant date fair value of $3.30 per share. For a discussion of the assumptions relating to these valuations, see Note 7 – Stock Based Compensation to our audited financial statements included in Item 8 of the Form 10-K filed with the SEC on March 1, 2024. The amount included with respect to the performance-based restricted stock is based on the grant date fair value assuming target level of performance.

Outstanding Equity Awards at Fiscal Year-End 2023

The following table sets forth the outstanding equity awards as of the end of the 2023 fiscal year for each of our named executive officers:

	Option Awards				Stock Awards
							Equity Incentive Plan Awards: Number	Equity Incentive Plan Awards: Market or Payout
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercisable Options Unexercised (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)*	of Unearned Shares, Units or Other Rights that have Not Vested (#)	Value of Unearned Shares, Units or Other Rights that have Not Vested ($)*
Charles E. Tyson	98,328	-	19.49	8/3/2028
	13,447(1)	4,483(1)	9.80	2/28/2030
	20,707(2)	6,903(2)	10.00	6/1/2030
	9,398(3)	9,398(3)	23.55	3/5/2031
	7,335(4)	22,007(4)	15.72	3/9/2032
					2,232(1)	8,705
					3,438(2)	13,408
					5,308(3)	20,701
					11,928(4)	46,519	31,806(6)	124,043
					151,515(5)	590,909	112,359(7)	438,200
Robert L. Madore					110,103(8)	429,402	39,325(7)	153,368
Alice G. Givens	5,974(9)	1,992(9)	28.16	11/4/2030
	2,819 (3)	2,820 (3)	23.55	3/5/2031
	2,384 (4)	7,152 (4)	15.72	3/9/2032
					1,110(10)	4,329
					1,592 (3)	6,209
					3,876 (4)	15,116	10,337(6)	40,314
					53,030 (5)	206,817	39,325(7)	153,368
Matthew T. Argano	7,897(11)	2,633	21.30	8/7/2030
	1,879 (3)	1,880	23.55	3/5/2031
	2,200 (4)	6,602	15.72	3/9/2032
					1,467(11)	16,489
					1,062 (3)	4,142
					3,578 (4)	13,954	9,541(6)	37,210
					53,030 (5)	206,817	39,325(7)	153,368
Douglas S. Clark, Jr.	4,315(12)	-	17.39	2/24/2027
	1,158(13)	-	23.31	3/2/2028
	3,227 (1)	1,076	9.80	2/28/2030
	3,159(11)	1,053	21.30	8/7/2030
	4,698 (3)	4,700	23.55	3/5/2031
	1,467 (4)	4,401	15.72	3/9/2032
					536 (1)	2,090
					587(11)	2,289
					2,654 (3)	10,351
					2,385 (4)	9,302	6,361(9)	24,808
					45,454(14)	177,271	39,325(7)	153,368
Terry F. Blanchard	-	-	-	-	-	-	-	-

* The value listed is based on the closing price of the Company’s stock of $3.90 on December 29, 2023, the last trading day of the year.

(1)
The grants provided for vesting in equal amounts on the first four anniversary dates following the date of grant of February 28, 2020.
(2)
The grants provided for vesting in equal amounts on the first four anniversary dates following the date of grant of June 1, 2020.
(3)
The grants provided for vesting in equal amounts on the first four anniversary dates following the date of grant of March 5, 2021.
(4)
The grants provided for vesting in equal amounts on the first four anniversary dates following the date of grant of March 9, 2022.
(5)
The grants provided for vesting in equal amounts on each of May 10, 2024, March 14, 2025, and March 14, 2026.
(6)
The grants are performance-based grants that, subject to meeting the applicable three-year performance targets set forth in the grant agreement, 100% of which will vest on the third anniversary of the grant date of March 9, 2022. Amounts presented assume target level performance.
(7)
The grants are performance-based grants that, subject to meeting the applicable three-year performance targets set forth in the grant agreement, 100% of which will vest on March 14, 2026. Amounts presented assume target level performance.
(8)
The grants provided for vesting in equal amounts on the first three anniversary dates following the date of grant of August 11, 2023.

(9)
The grants provided for vesting in equal amounts on the first four anniversary dates following the date of grant of November 11, 2019.
(10)
The grants provided for vesting in equal amounts on the first four anniversary dates following the date of grant of November 4, 2020.
(11)
The grants provided for vesting in equal amounts on the first four anniversary dates following the date of grant of August 7, 2020.
(12)
The grants provided for vesting in equal amounts on the first four anniversary dates following the date of grant of February 24, 2017.
(13)
The grants provided for vesting in equal amounts on the first four anniversary dates following the date of grant of March 2, 2018.
(14)
The grants provided for vesting in equal amounts on the first three anniversary dates following the date of grant of March 14, 2023.

Option Exercises and Stock Vested for 2023

The following table provides information concerning the exercises of stock options and the vesting of restricted stock during the fiscal year 2023 on an aggregated basis for each of our named executive officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Charles E. Tyson	-	-	16,010	$67,349
Robert L. Madore	-	-	-	-
Alice G. Givens	-	-	3,198	$12,506
Matthew T. Argano	-	-	3,190	$12,127
Douglas S. Clark, Jr.	-	-	6,780	$26,242
Terry F. Blanchard	-	-	-	-

Potential Payments Upon Termination or Change of Control

We have agreed to provide payments or other benefits to our named executive officers (other than Mr. Blanchard) under certain scenarios related to a termination of employment. This section describes those payments and benefits and events that trigger them. Because Mr. Blanchard was not an employee of the Company and departed on July 10, 2023, he is not included in the discussion below.

Severance Agreements with Charles E. Tyson, Robert L. Madore, Alice G. Givens, Matthew T. Argano and Douglas S. Clark, Jr. We have entered into Severance Agreements with Messrs. Tyson, Madore, Clark, Dr. Argano and Ms. Givens. Under the terms of the Severance Agreements, if we terminate the executive’s employment other than for cause, death, or disability, or the executive terminates employment for good reason, in either case during the term of the Severance Agreement not in a change-in-control, the executive will be entitled to the following:

(i)
continuation of the executive’s annualized base salary upon termination for twenty-four (24) months in the case of Mr. Tyson and twelve (12) months for the other executives;
(ii)
any accrued and unpaid bonus for any prior completed fiscal year in a single lump sum on the date the bonus would have been paid to the executive had the executive continued employment;
(iii)
the pro-rated target bonus for the year of termination paid in a single lump sum on the date the bonus is typically paid; and
(iv)
continued medical insurance coverage for the executive and dependents for twenty-four (24) months in the case of Mr. Tyson and twelve (12) months for the other executives following termination.

Under the terms of the Severance Agreements, if we terminate the executive’s employment other than for cause, death or disability, or the executive terminates employment for good reason inside a change-in-control period and the relevant change-in-control occurs, the executive will be entitled to the following:

(i)
Continuation of the executive’s annualized base salary and target bonus upon termination for twenty-four (24) months in the case of Mr. Tyson and eighteen (18) months for the other executives;
(ii)
any accrued and unpaid bonus for any prior completed fiscal year in a single lump sum on the date the bonus would have been paid to the executive had the executive continued employment;
(iii)
the pro-rated target bonus for the year of termination paid in a single lump sum on the date the bonus is typically paid;

(iv)
continued medical insurance coverage for the executive and dependents for twenty-four (24) months in the case of Mr. Tyson and eighteen (18) months for the other executives following termination; and
(v)
accelerated vesting of all outstanding and unvested stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards (at target) and other equity awards, and such stock options and stock appreciation rights shall remain outstanding and exercisable until the earlier of (A) the original expiration date or (B) the one-year anniversary following termination.

As a condition to the receipt of any compensation and other benefits under the Severance Agreements, the executive is required to enter into a confidential waiver and release agreement. Any breach by the executive of the terms of the executive’s Non-Compete Agreement will constitute a material breach of the Severance Agreement, resulting in the waiver or forfeiture of all rights to future payments and benefits under the Severance Agreement and the requirement that the executive reimburse us for any compensation and benefits previously received by the executive under the Severance Agreement.

The term of the Severance Agreements will automatically renew for successive one-year periods unless notice of non-renewal is given at least ninety (90) days prior by either party to the other; provided, however, that the Severance Agreements will be extended automatically during any change-in-control period.

The following table shows the value to our named executive officers of benefits provided assuming termination not in a change-in-control period as of December 31, 2023 (or, if inside a change-in-control period, where the change-in-control is not consummated).

Name	Cash Severance ($)(1)	Health and Welfare Benefits ($)	Benefit Policy ($)(2)	Total Value of Benefits Provided Upon Termination Outside a Change of Control ($)
Charles E. Tyson	2,317,500	18,785	74,278	2,410,563
Robert L. Madore	1,170,000	9,069	62,500	1,241,569
Alice G. Givens	720,251	4,785	43,284	768,320
Matthew T. Argano	655,411	16,851	39,388	711,650
Douglas S. Clark, Jr.	655,214	4,785	39,376	699,376

(1)
Represents (i) annualized base salary as of the date of termination in the form of salary continuation for twenty-four (24) months in the case of Mr. Tyson and twelve (12) months the case of Mr. Madore, Ms. Givens, Dr. Argano or Mr. Clark, beginning on the date of termination, (ii) any accrued and unpaid bonus for any prior completed fiscal year in a single lump sum on the date the bonus would have been paid to the executive had the executive continued employment and (iii) the target bonus for the year the executive’s employment is terminated (prorated based on the number of days the executive remained employed with us during the year of termination) in a single lump sum on the date the bonus would have been paid to the executive had the executive continued employment.
(2)
Amount represents accrued but unused PTO and assumes payout of maximum days allowable.

The following table shows the value to our named executive officers of benefits provided assuming termination and a change-in-control as of December 31, 2023.

Name	Cash Severance ($)(1)	Health and Welfare Benefits ($)	Benefit Policy ($)(2)	Total Value of Stock Options or Award that may Accelerate Upon Change of Control ($)(3)	Total Value of Benefits Provided Upon Termination and Change of Control ($)
Charles E. Tyson	3,862,500	18,785	74,278	1,242,485	5,198,048
Robert L. Madore	2,275,000	13,603	62,500	582,769	2,933,873
Alice G. Givens	1,350,471	7,178	43,284	426,153	1,827,086
Matthew T. Argano	1,228,896	25,276	39,388	421,212	1,714,772
Douglas S. Clark, Jr.	1,228,527	7,178	39,376	379,478	1,654,559

(1)
Represents (i) annualized base salary as of the date of termination in the form of salary continuation for twenty-four (24) months in the case of Mr. Tyson and eighteen (18) months in the case of Mr. Madore, Ms. Givens, Dr. Argano and Mr. Clark beginning on the date of termination, (ii) any accrued and unpaid bonus for any prior completed fiscal year in a single lump sum on the date the bonus would have been paid to the executive had the executive continued employment and (iii) the target bonus for the year the executive’s employment is terminated (prorated based on the number of days the executive remained employed with us during the year of termination) in a single lump sum on the date the bonus would have been paid to the executive had the executive continued employment.
(2)
Amount represents accrued but unused PTO and assumes payout of maximum days allowable.
(3)
Upon change of control and the termination of the named executive officer’s employment with the Company (or any related company) for “good reason” or such termination is not a “termination for cause,” 100% of the unvested options or awards vest. Represents the value of unvested stock options and awards based on the closing price of our common stock on December 29, 2023, which was $3.90.

Pay Ratio

As required by Item 402(u) of Regulation S-K, we are providing the following information regarding pay ratios. Our pay ratio is a reasonable estimate and has been calculated in a manner consistent with SEC rules based on the methodology described below. For the year ended December 31, 2023:

•
The median of the annual total compensation of all of our associates (other than Mr. Tyson, our President and Chief Executive Officer) was $47,639;
•
The annual total compensation of Mr. Tyson was $1,876,443; and
•
Based on the information above, the ratio of the annual total compensation of our President and Chief Executive Officer to the median of the annual total compensation of all associates is 39 to 1.

The methodology that we used and the material assumptions, adjustments and estimates that we used to identify the median employee and then determine annual total compensation for 2023 were as follows:

Employee population. As of December 31, 2023, our employee population consisted of approximately 2,109 individuals, with 2,087 associates, representing approximately 99% of our total employee population, located in the United States and 22 associates, representing approximately 1% of our total employee population, located outside of the United States. Our employee population for purposes of identifying our median employee on December 31, 2023, was 2,087, using the de minimis adjustment permitted by the SEC rules to exclude 22 individuals located in China.

Identification of Median. To identify the median of the annual total compensation of all of our associates (other than Mr. Tyson), we reviewed the annual wages of each of our associates as reported on box 5 of their W-2 tax forms (the “reported compensation”). In making this calculation, we annualized the reported compensation of all permanent associates who were hired in the year ended December 31, 2023, but did not work for us for the entire year. We did not make any cost-of-living adjustments to the reported compensation in identifying the median employee. Using this methodology, we determined that our median employee was a full-time, hourly employee. With respect to this median employee, we then identified and calculated the elements of such employee’s compensation for the year ended December 31, 2023, in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation in the amount of $47,639.

Identification of Annual Total Compensation for our President and Chief Executive Officer. With respect to the annual total compensation of our President and Chief Executive Officer, we used the amount reported in the “Total” column of our 2023 Summary Compensation Table included in this Amendment No. 1 for Mr. Tyson who was serving as our President and Chief Executive Officer on December 31, 2023, when we identified our median employee and who was compensated as an executive officer of the Company for all of 2023.

Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

Director Compensation

Non-Employee Director Compensation

The Board, at the recommendation of the Nominating and Corporate Governance Committee, approves the compensation of our non-employee directors. Directors who are employed by us do not receive compensation for their service on the Board or any Board committee. The Board did not make any changes to this compensation in 2023.

The following table sets forth the compensation for our non-employee directors:

Element of Compensation	2023 - 2024 Compensation Amount(1) (2)
Annual Board Compensation
Cash Retainer	$70,000
Equity Retainer	$100,000
Additional Chairperson Retainer	$100,000
Committee Chair Cash Retainers
Audit Committee	$20,000
Compliance and Regulatory Affairs Committee	$15,000
Compensation Committee	$15,000
Nominating and Corporate Governance Committee	$10,000
Committee Member Cash Retainers
Audit Committee	$10,000
Compliance and Regulatory Affairs Committee	$10,000
Compensation Committee	$7,500
Nominating and Corporate Governance Committee	$7,500
(1)
All cash compensation paid to our non-employee directors are paid quarterly in arrears.
(2)
The annual equity retainer is paid in shares of restricted stock that vest at the next annual stockholders’ meeting; provided, however, if a director leaves the Board for any reason, the Compensation Committee may permit a pro rata portion of the shares of restricted stock to vest as of the date of termination from the Board. Any fractional shares will be paid in cash.

2023 Non-Employee Director Compensation

In 2023, our non-employee directors received a portion of the payment for the retainers in restricted stock and a portion in cash. The restricted stock portion of the retainer was granted on the date of the 2023 Annual Meeting and vests on the date of the 2024 Annual Meeting. In calculating the number of shares of restricted stock reflecting the value of the retainers for our non-employee directors, we used the closing price of our common stock on the date of the grant. Furthermore, our equity award agreements for our directors contain clawback provisions, so that any such awards are subject to such deductions, repayment and clawback as may be required by any applicable law, government regulation or stock exchange listing requirement (or any policy adopted by us pursuant to any such law, government regulation or stock exchange listing requirement). We reimburse non-employee directors for reasonable out-of-pocket expenses incurred in connection with their service as directors, including travel expenses for meeting attendance. We also permit our directors to participate in employee discount programs available to all our associates.

Our non-employee directors are subject to stock ownership guidelines, as described on page 14.

Director Compensation Table

The following table sets forth compensation earned by our directors who are not named executive officers in the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Terri Funk Graham(2)	87,500	100,000	187,500
David A. Levin(2)	95,000	100,000	195,000
Douglas T. Moore(2)	87,500	100,000	187,500
Joseph M. Nowicki(2)	100,000	100,000	200,000
Ashish Parmar(3)	87,500	100,000	187,500
Famous P. Rhodes(4)	85,002	100,000	185,002
Martin F. Roper(5)	95,000	100,000	195,000
Nancy M. Taylor(2)	187,500	100,000	287,500
(1)
The amounts in this column reflect the aggregate grant date fair value of awards granted during the year computed in accordance with ASC 718, Compensation-Stock Compensation. Stock awards granted on May 10, 2023, had a grant date fair value of $3.30 per share. For a discussion of the assumptions relating to these valuations, see Note 7 – Stock-Based Compensation to our audited financial statements included in Item 8 of the Form 10-K filed with the SEC on March 1, 2024.
(2)
Stock awards include 30,303 shares of restricted stock that were outstanding as of December 31, 2023.
(3)
Stock awards include 30,303 shares of restricted stock that were outstanding as of December 31, 2023, which were deferred under the Outside Directors Deferral Plan (the “Deferral Plan”). For the column “Fees Earned or Paid in Cash,” this amount includes $87,500 of cash earned in connection with service on the Board that was deferred under the Deferral Plan.
(4)
Stock awards include 30,303 shares of restricted stock that were outstanding as of December 31, 2023, of which 15,151 were deferred under the Deferral Plan. For the column “Fees Earned or Paid in Cash,” this amount includes $42,500 of cash earned in connection with service on the Board that was deferred under the Deferral Plan.
(5)
Stock awards include 30,303 shares of restricted stock that were outstanding as of December 31, 2023, which were deferred under the Deferral Plan. For the column “Fees Earned or Paid in Cash,” this amount includes $95,000 of cash earned in connection with service on the Board that was deferred under the Deferral Plan.

Outside Directors Deferral Plan

In November 2008, the Board adopted the Deferral Plan under which each of our non-employee directors can defer receipt of all or a portion of his or her fees until such director’s departure from the Board. In so doing, the Board intended to provide an incentive to the non-employee directors to own shares of our common stock, thereby aligning their interests more closely with the interests of our stockholders. Deferral elections must be made by December 31 for the deferral of fees in the next calendar year.

Under the Deferral Plan, a non-employee director may elect to defer up to 100% of his or her compensation in 25% increments and have such compensation invested in deferred stock units. Deferred stock units attributable to the deferral of cash compensation are credited as of the day on which such compensation is otherwise payable in accordance with our then applicable director compensation policies (the “Payment Date”), and the number of deferred stock units is determined by dividing the deferred compensation payable on the Payment Date by the closing price of our common stock as of the Payment Date with partial shares being disregarded. Deferred stock units credited with respect to restricted stock awards are determined using the closing price as of the grant date of the award of such shares of common stock.

In September 2022, the Board amended and restated the Deferral Plan to provide that a director may elect to have his or her deferred stock units settled in common stock in one of three timeframes upon the director’s departure from the Board: (i) in one lump-sum payment 60 days following his or her separation from service on the Board, (ii) in annual distributions over a three-year period beginning sixty days following his or her separation from service on the Board, or (ii) in annual distributions over a five-year period beginning sixty days following his or her separation from service on the Board. Previously, the Deferral Plan provided for all deferred stock units to be settled in one lump-sum payment 60 days following a director’s departure from the Board. The new timeframe elections apply to elections made for deferrals beginning in 2023.

There was an aggregate of 377,701 deferred stock units outstanding at December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding ownership of our common stock by each person (or group of affiliated persons) known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock and the shares of common stock owned by each director, by each named executive officer, and all of our directors and executive officers as a group as of April 19, 2024. Unless otherwise indicated below, the address of each beneficial owner listed below is c/o LL Flooring Holdings, Inc., 4901 Bakers Mill Lane, Richmond, Virginia 23230.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
5% or Greater Owners
F9 Investments, LLC/Thomas D. Sullivan/John Jason Delves(3) 844 Alton Road Miami Beach, FL 33139	2,698,907	8.80%
Hotchkis and Wiley Capital Management LLC(4) 601 S. Figueroa Street, 39th Floor Los Angeles, CA 90017	1,705,140	5.56%
CRIMSON Asset Management Ltd.(5) 161 Bay Street, Suite 2700 Toronto, Ontario Canada M5J 2S1	1,685,816	5.50%
Cowen Financial Products LLC(6) 599 Lexington Avenue New York, NY 10022	1,622,000	5.29%
The Vanguard Group(7) 100 Vanguard Boulevard Malvern, PA 19355	1,618,526	5.28%
Directors and Named Executive Officers
Matthew T. Argano(8)	78,181	*
Douglas S. Clark, Jr. (9)	83,042	*
Alice G. Givens (10)	80,791	*
Terri Funk Graham	65,738	*
David A. Levin	70,200	*
Robert L. Madore	110,103	*
Douglas T. Moore	57,479	*
Joseph M. Nowicki	56,610	*
Ashish Parmar	84,962	*
Famous P. Rhodes	78,824	*
Martin F. Roper	223,404	*
Nancy M. Taylor	104,471	*
Charles E. Tyson(11)	388,727	1.26%
Terry F. Blanchard(12)	-	*
All executive officers and directors as a group (15 persons)	1,516,896	4.91%

* Represents beneficial ownership of less than 1%

(1)
Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if that person, directly or indirectly, has or shares the power to direct the voting of the security or the power to dispose or direct the disposition of the security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the relevant date. Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to beneficially owned shares of stock.
(2)
Based on 30,667,115 shares of the Company’s common stock outstanding as of April 19, 2024. In accordance with SEC rules, percent of class as of April 19, 2024 is calculated for each person and group by dividing the number of shares beneficially owned by the sum of the total shares outstanding plus the number of shares over which that person has the right to acquire beneficial ownership within 60 days of April 19, 2024.

(3)
According to a Schedule 13D/A filed with the SEC on April 11, 2024, F9 Investments, LLC (a single member LLC with Thomas D. Sullivan as the single member “F9”) has sole power to vote or direct the vote of 2,698,907 shares of the Company’s common stock. In addition, Thomas D. Sullivan has shared voting power and shared dispositive power for 1,100 shares of the Company’s common stock and John Jason Delves has shared voting power and shared dispositive power for 13,000 shares of the Company’s common stock. A Schedule 13D was originally filed on May 25, 2023, and amended on each of May 30, 2023, June 12, 2023, August 17, 2023, November 14, 2023, January 18, 2024, and April 11, 2024 (collectively, the “Schedule 13D”). According to the Schedule 13D, F9 is a Single Member Florida limited liability company with Mr. Sullivan as its sole member. Mr. Sullivan’s principal employment is owner and chairman of Cabinets to Go (“CTG”) and as the Sole Member of F9, an investment company. Mr. Delves’ principal employment is as President and CEO of CTG.
(4)
According to a Schedule 13G filed with the SEC on February 13, 2024, Hotchkis and Wiley Capital Management, LLC (“HWCM”) has sole voting power over 1,489,240 shares and sole power to dispose or to direct the disposition of 1,705,140 shares. The securities reported on the Schedule 13G by HWCM, in its capacity as investment advisor, are owned of record by clients of HWCM.
(5)
According to a Schedule 13G filed with the SEC on March 22, 2024, CRIMSON Asset Management, Ltd. has sole voting power over 1,685,816 shares and sole power to dispose or to direct the disposition of 1,685,816 shares.
(6)
According to a Schedule 13G/A filed with the SEC on February 2, 2024, Cowen Financial Products, LLC has sole voting power over 1,622,000 shares and sole power to dispose or to direct the disposition of 1,622,000 shares.
(7)
According to a Schedule 13G/A filed with the SEC on February 13, 2024, The Vanguard Group (“Vanguard”), including through certain of its subsidiaries, has sole power to dispose or to direct the disposition of 1,606,652 shares, and shared power to dispose or to direct the disposition of 11,874 shares of the Company’s common stock.
(8)
Including 15,116 shares not currently owned but issuable upon the exercise of stock options awarded under our equity compensation plans that are currently exercisable or will become exercisable within 60 days of April 19, 2024.
(9)
Including 21,573 shares not currently owned but issuable upon the exercise of stock options awarded under our equity compensation plans that are currently exercisable or will become exercisable within 60 days of April 19, 2024.
(10)
Including 14,971 shares not currently owned but issuable upon the exercise of stock options awarded under our equity compensation plans that are currently exercisable or will become exercisable within 60 days of April 19, 2024.
(11)
Including 165,732 shares not currently owned but issuable upon the exercise of stock options awarded under our equity compensation plans that are currently exercisable or will become exercisable within 60 days of April 19, 2024.
(12)
Mr. Blanchard served as our Interim Chief Financial Officer until July 10, 2023.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2023, with respect to compensation plans under which shares of our common stock are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)
Equity Compensation Plans Approved by Security Holders(1)	2,812,846(2)	17.62(3)	1,786,269
Equity Compensation Plans Not Approved by Security Holders	324,945(4)	-	-
Total	3,137,791	17.62	1,786,269
(1)
In 2023, the Board adopted, and the stockholders approved, the 2023 Equity Compensation Plan (the “2023 Plan”). In 2011, the Board adopted, and the stockholders approved, the 2011 Equity Compensation Plan, as subsequently amended and restated (the “2011 Plan”). The 2023 Plan replaced the 2011 Plan effective May 10, 2023, and no further awards may be granted under the 2011 Plan.
(2)
Includes stock options to purchase 450,736 shares and 2,362,110 unvested shares of restricted stock, restricted stock units and share equivalents attributable to compensation deferred by non-employee directors.
(3)
Weighted average exercise price of outstanding options; excludes restricted stock awards.
(4)
Includes unvested shares of restricted stock and restricted stock units granted on August 11, 2023 without shareholder approval and outside of the 2023 Plan as “employment inducement awards” (of which an aggregate of 520,000 were reserved) under the NYSE Listed Company Manual Rule 303A.08. Such awards generally are subject to the same terms and conditions as apply to awards granted under the 2023 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We have a formal written policy concerning related person transactions, a copy of which is available on our website. Under that policy, a related person transaction is a transaction, arrangement or relationship involving us, on the one hand, and (i) our director or executive officer, his or her immediate family members or any entity that any of them controls or in which any of them has a substantial beneficial ownership interest; or (ii) any person who is the beneficial owner of more than 5% of our voting securities or a member of the immediate family of such person. Any transactions between the Company and a related person that involve an amount exceeding $10,000 are reviewed with the Audit Committee.

The Audit Committee evaluates each related person transaction and may approve or ratify the related person Transaction only if the Audit Committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, the interests of the Company and its stockholders. The Audit Committee will prohibit any related person transaction that it determines to be inconsistent with the interests of the Company and its stockholders. Relevant factors considered by the Audit Committee when evaluating a related person transaction include:

•
the benefits of the transaction to the Company or any of its consolidated subsidiaries;
•
the terms of the transaction and whether they are arm’s-length and in the ordinary course of the Company’s or any of its consolidated subsidiary’s business;
•
the direct or indirect nature of the related person’s interest in the transaction;
•
the size and expected term of the transaction; and
•
other facts and circumstances that bear on the materiality of the related person transaction under applicable law and listing standard.

At least annually, management will provide the Audit Committee with information pertaining to related person transactions. Related person transactions entered into, but not approved or ratified as required by the policy concerning related person transactions, will be subject to termination by us or the relevant subsidiary, if so directed by the Audit Committee, taking into account factors as it deems appropriate and relevant.

Beginning in the second quarter of 2023, F9 Investments, LLC, filed a Schedule 13D (and three subsequent amendments) with the SEC indicating beneficial ownership of more than 5% of the Company's voting securities. During 2023, the Company leased 29 of its store locations, representing 6.6% of the total number of store leases in operation, from entities controlled by F9 Investments, LLC. The Company made total rental payments of $2.9 million associated with these store locations for the year ended December 31, 2023. The Company is charged rent for these locations at rates believed to be at fair market value.

Independence

All of our directors, other than our Chief Executive Officer, are independent. The Board, in its business judgment, has affirmatively determined that the following eight of its nine current members are independent, including under the applicable independence standards contained in the rules of the NYSE and for the applicable Board committees on which they serve: Terri Funk Graham, David A. Levin, Douglas T. Moore, Joseph M. Nowicki, Ashish Parmar, Famous P. Rhodes, Martin F. Roper and Nancy M. Taylor. In reaching its conclusion regarding director independence, the Board considered whether we conduct business and have other relationships with organizations of which certain members of the Board or members of their immediate families are or were directors or officers. Some non-management directors or their related parties have purchased products and services from us in the ordinary course of business or have made purchases from us using the Company’s discount policy applicable to all employees and directors. We consider such purchases to be immaterial to such director’s independence.

Item 14. Principal Accountant Fees and Services.

Ernst & Young served as our independent registered public accounting firm for the years ended December 31, 2022, and 2023.

The following information is furnished with respect to the fees billed by our independent registered public accounting firm for each of the last two fiscal years:

	2023	2022
Audit Fees	$1,273,367	$1,162,000
Audit-Related Fees	$3,600	$1,375
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$1,276,967	$1,163,375

Audit fees

The aggregate amount of fees billed to us by Ernst & Young for each of the last two fiscal years for professional services rendered in connection with the audits of our annual consolidated financial statements and our international subsidiaries, the reviews of the consolidated financial statements for the fiscal quarters during the year and accounting consultations that relate to the audited consolidated financial statements and are necessary to comply with auditing standards.

Audit-Related fees

The aggregate amount of fees billed to us by Ernst & Young in each of the last two fiscal years for professional services rendered in connection with accounting consultations, principally related to an accounting research tool.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has determined that Ernst & Young’s rendering of all non-audit services is compatible with maintaining auditor independence. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services, and routine consultations projects. Each category is approved subject to a specific budget or quarterly dollar amount. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent registered public accounting firm is required to provide detailed back-up documentation at the time of approval. The Audit Committee has delegated certain pre-approval authority to its Chairperson. The Chairperson must report any decisions to the Audit Committee at its next scheduled meeting. All services provided by Ernst & Young during 2022 and 2023 were pre-approved.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements and Schedules

Our consolidated financial statements and notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the original Form 10-K filing.

Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Amendment No. 1 to our Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Description
31.3*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104

Cover page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LL FLOORING HOLDINGS, INC.

By:	/s/ Charles E. Tyson
Charles E. Tyson

Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert L. Madore
Robert L. Madore

Chief Financial Officer
(Principal Financial Officer)

Date: April 26, 2024