Form 10-Q
period 2024-03-31
LL Flooring Holdings, Inc.
filed 2024-05-08
CIK 1396033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 03, 2024, there are 30,657,355 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

LL FLOORING HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10‑Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

LL Flooring Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

In Thousands

	March 31,	December 31,
	2024	2023
Assets
Current Assets:
Cash and Cash Equivalents	$5,968	$8,772
Merchandise Inventories, Net	248,271	265,290
Prepaid Expenses	7,889	5,658
Other Current Assets	9,167	8,473
Total Current Assets	271,295	288,193
Property and Equipment, Net	99,518	100,490
Operating Lease Right-of-Use Assets	146,713	141,210
Other Assets	5,568	5,681
Total Assets	$523,094	$535,574

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$50,686	$67,195
Customer Deposits and Store Credits	41,926	39,468
Accrued Compensation	6,043	6,915
Sales and Income Tax Liabilities	2,273	2,103
Accrual for Legal Matters and Settlements	14,321	15,344
Operating Lease Liabilities - Current	32,083	31,815
Other Current Liabilities	27,279	24,382
Total Current Liabilities	174,611	187,222
Other Long-Term Liabilities	8,332	8,391
Operating Lease Liabilities - Long-Term	121,668	116,651
Credit Agreement	89,000	66,000
Total Liabilities	393,611	378,264

Commitments and Contingencies

Stockholders’ Equity:
Common Stock ($0.001 par value; 35,000 shares authorized; 31,389 and 30,983 shares issued and 29,118 and 28,849 shares outstanding at March 31, 2024 and December 31, 2023, respectively)	31	31
Treasury Stock, at cost (2,271 and 2,134 shares, respectively)	(153,877)	(153,617)
Additional Capital	238,251	236,848
Retained Earnings	45,078	74,048
Total Stockholders’ Equity	129,483	157,310
Total Liabilities and Stockholders’ Equity	$523,094	$535,574

See accompanying notes to consolidated financial statements

LL Flooring Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

In Thousands, Except Per Share Data

	Three Months Ended March 31,
	2024	2023

Net Sales
Net Merchandise Sales	$164,715	$210,497
Net Services Sales	23,775	30,201
Total Net Sales	188,490	240,698
Cost of Sales
Cost of Merchandise Sold	96,711	128,397
Cost of Services Sold	20,606	24,301
Total Cost of Sales	117,317	152,698
Gross Profit	71,173	88,000
Selling, General and Administrative Expenses	98,565	101,185
Operating Loss	(27,392)	(13,185)
Other Expense	1,526	1,159
Loss Before Income Taxes	(28,918)	(14,344)
Income Tax Expense (Benefit)	52	(3,759)
Net Loss and Comprehensive Loss	$(28,970)	$(10,585)

Net Loss per Common Share—Basic	$(1.00)	$(0.37)
Net Loss per Common Share—Diluted	$(1.00)	$(0.37)

Weighted Average Common Shares Outstanding:
Basic	28,896	28,717
Diluted	28,896	28,717

See accompanying notes to consolidated financial statements

LL Flooring Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

In Thousands

For the Three Months Ended March 31, 2024 and 2023
							Total
	Common Stock		Treasury Stock		Additional	Retained	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Equity
December 31, 2022	28,695	$31	2,063	$(153,331)	$231,839	$177,542	$256,081
Stock-Based Compensation Expense	—	—	—	—	1,051	—	1,051
Release of Restricted Shares	103	—	—	—	—	—	—
Common Stock Repurchased	—	—	55	(231)	—	—	(231)
Net Loss	—	—	—	—	—	(10,585)	(10,585)
March 31, 2023	28,798	31	2,118	$(153,562)	$232,890	$166,957	$246,316

December 31, 2023	28,849	$31	2,134	$(153,617)	$236,848	$74,048	$157,310
Stock-Based Compensation Expense	—	—	—	—	1,403	—	1,403
Release of Restricted Shares	269	(0)	—	—	0	—	—
Common Stock Repurchased	—	—	137	(260)	—	—	(260)
Net Loss	—	—	—	—	—	(28,970)	(28,970)
March 31, 2024	29,118	$31	2,271	$(153,877)	$238,251	$45,078	$129,483

See accompanying notes to consolidated financial statements

LL Flooring Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

In Thousands

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(28,970)	$(10,585)
Adjustments to Reconcile Net Loss:
Depreciation and Amortization	4,761	4,669
Deferred Income Taxes (Benefit) Provision	—	(3,836)
Income on Redeemed Vouchers for Legal Settlements	(377)	(253)
Stock-Based Compensation Expense	1,404	1,051
Provision for Inventory Obsolescence Reserves	746	572
(Gain) Loss on Disposal of Fixed Assets	(6)	—
Changes in Operating Assets and Liabilities:
Merchandise Inventories	15,647	23,574
Accounts Payable	(18,438)	8,045
Customer Deposits and Store Credits	2,458	2,793
Prepaid Expenses and Other Current Assets	(2,925)	1,826
Accrued Compensation	(872)	(2,641)
Accrual (Payment) for Legal Matters and Settlements	(20)	—
Other Assets and Liabilities	2,903	934
Net Cash (Used in) Provided by Operating Activities	(23,689)	26,149
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(1,861)	(4,741)
Other Investing Activities	6	—
Net Cash Used in Investing Activities	(1,855)	(4,741)
Cash Flows from Financing Activities:
Borrowings on Credit Agreement	93,000	66,000
Payments on Credit Agreement	(70,000)	(91,000)
Common Stock Repurchased	(260)	(231)
Net Cash Provided by (Used in) Financing Activities	22,740	(25,231)
Net Decrease in Cash and Cash Equivalents	(2,804)	(3,823)
Cash and Cash Equivalents, Beginning of Period	8,772	10,800
Cash and Cash Equivalents, End of Period	$5,968	$6,977

Supplemental Disclosure of Non-Cash Operating and Financing Activities:
Cash paid for interest	$1,823	$1,163
Relief of Inventory for Vouchers Redeemed for Legal Settlements	$626	$412
Tenant Improvement Allowance for Leases	—	(66)

See accompanying notes to consolidated financial statements

LL Flooring Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

LL Flooring Holdings, Inc. ("LL Flooring" or "Company") engages in business as a multi-channel specialty retailer of flooring, and flooring enhancements and accessories, operating as a single operating segment. The Company offers an extensive assortment of hard-surface flooring including waterproof hybrid resilient, waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, tile, and cork, with a wide range of flooring enhancements and accessories to complement. In addition, the Company also began offering carpet during 2023. The Company also provides in-home delivery and installation services to its customers. The Company primarily sells to consumers or to flooring focused professionals such as flooring installers, remodelers, and small to medium home builders ("Pros") on behalf of consumers through a network of store locations in metropolitan areas. As of March 31, 2024, the Company’s 435 stores spanned 47 states in the United States ("U.S."). In addition to the store locations, the Company’s products may be ordered, and customer questions or concerns addressed, through both its customer contact center in Richmond, Virginia, and its digital platform, LLFlooring.com (information contained on or connected to our website is not incorporated by reference in this report and should not be considered part of this or any other report that we file with or furnish to the Securities and Exchange Commission ("SEC")).

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10‑Q for interim financial reporting pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. Therefore, the interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report filed on Form 10‑K for the year ended December 31, 2023.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Liquidity and Going Concern

Pursuant to the requirements of the Financial Accounting Standards Board's Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements - Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management's plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company's ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company had cash and cash equivalents of approximately $6.0 million, $89.0 million outstanding under the Revolving Credit Facility, a net loss of $29.0 million, and $57.3 million of borrowing availability under the Credit Agreement for the quarter ended March 31, 2024. The Company’s ability to continue as a going concern is dependent on its ability to generate sufficient sales, profitability, and liquidity to meet the Company's obligations and maintain the minimum borrowing availability to prevent triggering its fixed charge coverage ratio covenant. Under terms of the Credit Agreement, the fixed charge coverage ratio is only required when specified availability under the Revolving Credit Facility falls below the greater of $17.5 million or 10% of the Revolving Loan Cap (as defined in the Credit Agreement). The Company believes that its projected levels of liquidity will not be sufficient to maintain compliance with this covenant in the fourth quarter of 2024. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited consolidated financial statements.

To alleviate these conditions, management plans to sell and enter into a sale leaseback transaction for its Sandston distribution center, which, as a result, met the criteria for held for sale after the balance sheet date. Proceeds from the sale leaseback transaction are expected to be sufficient to fund the Company's operations and prevent triggering its fixed charge coverage ratio covenant for a period of at least twelve months subsequent to the issuance of these unaudited consolidated financial statements.

The accompanying unaudited consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. This also means that the accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above, which could be material.

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

Recognition of Net Sales

The Company generates revenues primarily by retailing merchandise in the form of hard-surface flooring, carpet, and accessories. Additionally, the Company expands its revenues by offering services to deliver and/or install this merchandise for its customers; it considers these services to be separate performance obligations. The separate performance obligations are detailed on the customer’s invoice(s) and the customer often purchases flooring merchandise without purchasing installation or delivery services. Sales occur through the Company’s network of stores and its digital platform, LLFlooring.com. The Company’s agreements with its customers are of short duration (less than a year), and as such the Company has elected not to disclose revenue for partially satisfied contracts that will be completed in the days following the end of a period as permitted by GAAP. The Company reports its revenues exclusive of sales taxes collected from customers and remitted to governmental taxing authorities, consistent with past practice.

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

The following table shows the activity in this account for the periods noted:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Customer Deposits and Store Credits, Beginning Balance	$(39,468)	$(43,767)
New Deposits	(203,556)	(259,164)
Recognition of Revenue	188,490	240,698
Sales Tax included in Customer Deposits	11,337	14,616
Other	1,271	1,057
Customer Deposits and Store Credits, Ending Balance	$(41,926)	$(46,560)

Subject to limitations under the Company’s policy, return of unopened merchandise is accepted for 90 days, subject to the discretion of the store manager. The amount of revenue recognized for flooring merchandise is adjusted for expected returns, which are estimated based on the Company’s historical data, current sales levels, and forecasted economic trends. The Company uses the expected value method to estimate returns because it has a large number of contracts with similar characteristics. The Company reduces revenue by the number of expected returns and records it within "Other Current Liabilities" on the consolidated balance sheet. The sales return reserve was $1.6 million and $1.7 million on March 31, 2024 and December 31, 2023, respectively. In addition, the Company recognizes a related asset for the right to recover returned merchandise and records it in the "Other Current Assets" caption of the accompanying consolidated balance sheet. This amount was $0.8 million and $0.9 million on March 31, 2024 and December 31, 2023, respectively. The Company recognizes sales commissions as incurred since the amortization period is less than one year.

In total, the Company offers hundreds of different flooring products; however, no single flooring product represented a significant portion of its sales mix. By major product category, the Company’s sales mix was as follows:

	Three Months Ended March 31,
	2024		2023
	(in thousands, except percentage data)
Manufactured Products[1]	$89,270	47%	$120,832	50%
Solid and Engineered Hardwood	46,906	25%	55,808	23%
Moldings and Accessories and Other[2]	28,539	15%	33,857	14%
Installation and Delivery Services	23,775	13%	30,201	13%
Total	$188,490	100%	$240,698	100%

1.
Includes engineered vinyl plank, laminate, vinyl and tile.
2.
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

The Company offers a range of limited warranties for the durability of the finish on its prefinished products to its services provided. These limited warranties range from one to 100 years, with lifetime warranties for certain of the Company’s products. Warranty reserves are based primarily on claims experience, sales history and other considerations, including payments made to satisfy customers for claims not directly related to the warranty on the Company’s products. Warranty costs are recorded in cost of sales. The related reserve was $0.3 million and $0.5 million on March 31, 2024 and December 31, 2023, respectively, and recorded in "Other Current Liabilities" on the accompanying consolidated balance sheets. The Company seeks recovery from its vendors and third-party independent contractors of installation services for certain amounts paid.

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

In December, 2023, the FASB issued ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" which requires two primary enhancements of 1) disaggregated information on a reporting entity's effective tax rate reconciliation, and 2) information on income taxes paid. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

Note 3. Stockholders’ Equity

Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share data)
Net Loss	$(28,970)	$(10,585)
Weighted Average Common Shares Outstanding—Basic	28,896	28,717
Effect of Dilutive Securities:
Common Stock Equivalents	—	—
Weighted Average Common Shares Outstanding—Diluted	28,896	28,717
Net Loss per Common Share—Basic	$(1.00)	$(0.37)
Net Loss per Common Share—Diluted	$(1.00)	$(0.37)

The following shares have been excluded from the computation of Weighted Average Common Shares Outstanding—Diluted because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock Options	439	649
Restricted Shares	1,971	832

Stock Repurchase Program

In February 2012, the Company’s board of directors adopted an authorization for the repurchase of up to a total of $50.0 million of the Company’s common stock, which it increased by $50.0 million in each of November 2012 and January 2014. As of February 2022, the Company had purchased approximately $135.3 million common stock with $14.7 million remaining under this authorization, and the board of directors further increased this authority by an additional $35.3 million for a total authorization to repurchase up to $50.0 million of the Company’s common stock on the open market or in private transactions. As of March 31, 2024, there remains $43.0 million outstanding under the share repurchase authorization, which does not have an expiration date. The Company did not repurchase any shares under the authorization during the three months ended March 31, 2024 or March 31, 2023.

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

Outside of the share repurchase program, the Company repurchased $0.3 million, or 137.3 thousand shares, of its common stock through net settlement of restricted share awards that vested during the three months ended March 31, 2024.

Note 4. Stock-based Compensation

The following table summarizes share activity related to employee stock options and restricted stock awards ("RSAs"):

	Stock Options	Restricted Stock Awards
	(in thousands)
Options Outstanding/Nonvested RSAs, December 31, 2023	451	2,220
Granted	—	—
Options Exercised/RSAs Released	—	(414)
Forfeited	(21)	(72)
Options Outstanding/Nonvested RSAs, March 31, 2024	430	1,734

The Company granted zero performance awards during the three months ended March 31, 2024 and a target of 61.8 thousand performance awards with a grant date fair value of $0.3 million during the three months ended March 31, 2023. The performance awards in 2023 were awarded to certain members of senior management in connection with certain market conditions. All performance awards will cliff vest if the respective performance conditions are met at the end of the respective 3-year service periods. The Company assesses the probability of achieving these metrics on a quarterly basis. For these awards, the Company recognizes the fair value expense ratably over the service and vesting period. These awards are included above in RSAs granted.

The Company’s non-employee directors are compensated with an annual RSA grant, which is made under the Company's equity incentive plan. The amount of outstanding nonvested RSAs granted to non-employee directors was 166.7 thousand on both March 31, 2024 and December 31, 2023. The Company also maintains the Outside Directors Deferral Plan under which each of the Company’s non-employee directors has the opportunity to elect annually to defer certain fees (which are payable in cash or in shares of Common Stock with a vesting period of approximately one year). A non-employee director may elect to defer up to 100% of his or her fees and have such fees invested in deferred stock units. Deferred stock units must be settled in common stock in either a lump sum or up to five annual equal payments following a director's departure from the board. There were 404.0 thousand and 377.7 thousand deferred stock units outstanding at March 31, 2024 and December 31, 2023, respectively.

Stock-based compensation expense attributable to the Company's share-based equity awards was $1.4 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. Stock-based compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in "Selling, General and Administrative Expenses" on the Company's consolidated statements of operations and comprehensive loss.

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

The Amendment defines the margin for Term SOFR Rate Loans (as defined in the Amendment) as a range of 1.25% to 1.75% over the applicable Term SOFR Rate with respect to revolving loans depending on the Company’s average daily excess borrowing availability. The unused commitment fee is 0.25% per annum based on the average daily unused amount of the Revolving Credit Facility during the most recently completed calendar quarter. The weighted average interest rate applicable to the Company's Revolving Credit Facility for the three months ended March 31, 2024 was 7.0%.

The Credit Agreement contains a fixed charge coverage ratio covenant that becomes effective only when specified availability under the Revolving Credit Facility falls below the greater of $17.5 million or 10% of the Revolving Loan Cap (as defined in the Credit Agreement).

As of March 31, 2024, there was $89.0 million outstanding under the Revolving Credit Facility. The Company had $7.6 million in letters of credit which reduces its availability. As of March 31, 2024, there was $57.3 million of availability under the Credit Agreement, which represents a decrease of $52.1 million from $109.4 million of availability as of December 31, 2023. Given the availability at March 31, 2024, the fixed charge coverage ratio covenant has not been triggered.

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

For the three months ended March 31, 2024, the Company recognized an income tax expense of $0.1 million, which represented an effective tax rate of (0.2)%. For the three months ended March 31, 2023, the Company recognized income tax benefit of $3.8 million, which represented an effective tax rate of 26.3%. The change of effective tax rate is a result of the establishment of a full valuation allowance in the quarter ended June 30, 2023.

In 2023, the Company established a valuation allowance on its net deferred tax assets. As of March 31, 2024, the Company has a full valuation allowance of $42.9 million recorded on its net deferred tax assets of $42.6 million. As of March 31, 2024, The Company was in a consolidated cumulative three-year loss position. The Company intends to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, any adjustments to the Company’s valuation allowance will depend on current year earnings and estimates of future taxable income and will be made in the period such determination is made.

In 2022, the Company received sales tax and use tax assessments from the Commonwealth of Virginia covering part of 2014 through 2017. The Company believes there are factual errors, is disputing this assessment, and will defend itself vigorously in this matter. The Company is pursuing an administrative appeal, which was filed on April 15, 2022. Upon careful consideration and examination, the Company computed and recorded a contingent liability for $0.3 million, included in accrued expenses in the Consolidated Balance Sheets. The estimated liability is adjusted upon the payment of sales tax related to the accrual, the changes in state tax laws that may impact the accrual and the expiration of the statute of limitations for open years under review. The liability includes significant judgments and estimates that may change in the future, and the actual liability may be different from our current estimate.

Note 7. Commitments and Contingencies

The following chart shows the activity related to current legal matters and settlements accrued. The matters themselves are described in greater detail in the paragraphs that follow the chart.

	December 31, 2023					March 31, 2024
Litigation Matter	Accrual for Legal Matters		Settlement	Vouchers	Vouchers	Accrual for Legal Matters
Description	and Settlements - Current	Accruals	Payments	Redeemed	Expired	and Settlements - Current
	(in thousands)
MDL	$3,348	$—	$—	$(740)	$—	$2,608
Gold	11,572	—	—	(263)	—	$11,309
Other Matters	424	119	(139)	—	—	$404
	$15,344	$119	$(139)	$(1,003)	$—	$14,321

	December 31, 2022					March 31, 2023
Litigation Matter	Accrual for Legal Matters		Settlement	Vouchers	Vouchers	Accrual for Legal Matters
Description	and Settlements - Current	Accruals	Payments	Redeemed	Expired	and Settlements - Current
	(in thousands)
MDL	$9,070	$—	$—	$(320)	$—	$8,750
Gold	12,864	—	—	(345)	—	12,519
Other Matters	225	—	—	—	—	$225
	$22,159	$—	$—	$(665)	$—	$21,494

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

As of March 31, 2024, the remaining accrual related to these matters was $2.6 million for vouchers. As $0.7 million of vouchers were redeemed during the three months ended March 31, 2024, the Company reduced the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.3 million was recorded as a reduction in "Selling, General and Administrative Expenses" ("SG&A") on the consolidated statement of operations. The Company included those amounts in "MDL" in the chart above.

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

As of March 31, 2024, the remaining accrual related to these matters was $11.3 million for vouchers. As $0.3 million of vouchers were redeemed during the three months ended March 31, 2024, the Company reduced the accrual for legal matters and settlements for the full amount, relieved inventory at its cost, and the remaining amount -- the gross margin for the items sold of $0.1 million was recorded as a reduction in SG&A on the consolidated statement of operations. The Company included those amounts in "Gold" in the chart above.

Antidumping and Countervailing Duties Investigation

In October 2010, a conglomeration of domestic manufacturers of multilayered wood flooring ("Petitioners") filed a petition seeking the imposition of antidumping ("AD") and countervailing duties ("CVD") with the United States Department of Commerce ("DOC") and the United States International Trade Commission ("ITC") against imports of multilayered wood flooring from China. This ruling applies to companies importing multilayered wood flooring from Chinese suppliers subject to the AD and CVD orders. The Company’s multilayered wood flooring imports from China accounted for approximately 2.1% of its flooring purchases for the three months ended March 31, 2024.

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

The Company recorded net interest income related to antidumping and countervailing duties of $0.1 million for the three months ended March 31, 2024 compared to net interest expense of $0.2 million for the three months ended March 31, 2023. The amounts for both years are included in other expense on the consolidated statements of operations and comprehensive loss. The estimated associated interest payable and receivable for each period is recorded separately from the principal balance in the respective other current assets, other current liabilities, or long-term liabilities financial statement line item on the Company’s consolidated balance sheet.

Antidumping
Review Period	Period Covered	Deposited Rates[1]	Determined Rates[2]	Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
				(in thousands)
1	May 2011 - Nov 2012	6.78% / 3.30%	0.00%[4]	$1	$—	$—
2	Dec 2012 - Nov 2013	3.30%	3.92% / 49.84%[4]	—	(327)	—
3	Dec 2013 - Nov 2014	3.30% / 5.92%	0.00%[4]	1,819	—	—
4	Dec 2014 - Nov 2015	5.92% / 13.74%	0.00%[5]	—	—	—
5	Dec 2015 - Nov 2016	5.92% / 13.74% / 17.37%	0.00%[5]	—	—	—
6	Dec 2016 - Nov 2017	17.37% / 0.00%	42.57% / 0.00%[3,4]	503	—	(1,464)
7	Dec 2017 - Nov 2018	0.00%	2.05%[6]	—	—	(95)
8	Dec 2018 - Nov 2019	0.00%	0.00%[3]	—	—	—
9	Dec 2019 - Nov 2020	0.00%	39.27%[3]	—	—	(1,137)
Total Principal Balance as of March 31, 2024				$2,323	$(327)	$(2,696)

Countervailing
Review Period	Period Covered	Deposited Rates[1]	Determined Rates[2]	Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
				(in thousands)
1 & 2	Apr 2011 - Dec 2012	1.50%	0.83% / 0.99%[4]	$26	$—	$—
3	Jan 2013 - Dec 2013	1.50%	1.38%[4]	37	—	—
4	Jan 2014 - Dec 2014	1.50% / 0.83%	1.06%[4]	16	—	—
5	Jan 2015 - Dec 2015	0.83% / 0.99%	0.11% / 0.85%[4]	73	—	—
6	Jan 2016 - Dec 2016	0.99% / 1.38%	3.10% / 2.96%[4]	—	(38)	—
7	Jan 2017 - Dec 2017	1.38% / 1.06%	14.09%[3]	—	—	(1,087)
8	Jan 2018 - Dec 2018	1.06%	6.13%[3]	—	—	(287)
9	Jan 2019 - Dec 2019	0.00% / 0.85% / 2.96%	3.36% / 9.85%[3]	—	—	(81)
Total Principal Balance as of March 31, 2024				$152	$(38)	$(1,455)

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

6 In October 2023, the higher weighted average rate of 2.05% offered by the DOC on appeal was accepted by the CIT for the seventh annual review period. The CVD appeals are still ongoing and entries won't be liquidated until both AD and CVD appeals are final.

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

Note 8. Related Party Transactions

Beginning in the second quarter of 2023, F9 Investments, LLC, has filed a Schedule 13D (and three subsequent amendments) with the SEC indicating beneficial ownership of more than 5% of the Company's voting securities. As of March 31, 2024, the Company leased 29 of its store locations, representing 6.7% of the total number of store leases in operation, from entities controlled by F9 Investments, LLC. Rental expense for the three months ended March 31, 2024 was $0.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of the Company’s expectations, intentions, plans and beliefs that constitute "forward-looking statements" within the meanings of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "assumes," "believes," "thinks," "estimates," "seeks," "predicts," "could," "projects," "targets," "potential," "will likely result," and other similar terms and phrases, are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management as of the date of such statements. These statements are subject to risks and uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. These risks include, without limitation, the impact of any of the following:

•
our ability to continue as a going concern is contingent upon obtaining sufficient liquidity to fund operations;
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
•
liquidity and/or capital resources changes and the impact of any changes or limitations, including, without limitation, ability to raise new capital, borrow funds and/or renew or roll over existing indebtedness;
•
transportation availability and costs, including the impact of the war in Ukraine and the conflict in the Middle East on the Company's European and Asian suppliers;
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
•
deficiencies or weaknesses in internal controls; and
•
anti-takeover provisions.

Information regarding risks and uncertainties is contained in the Company’s reports filed with the SEC, including the Item 1A, "Risk Factors," section of this quarterly report and the Form 10‑K for the year ended December 31, 2023.

This management discussion should be read in conjunction with the financial statements and notes included in Part I, Item 1. "Financial Statements" of this quarterly report and the audited financial statements and notes and management discussion included in the Company’s annual report filed on Form 10‑K for the year ended December 31, 2023.

Overview

LL Flooring is one of the leading specialty retailers of flooring in the U.S. with 435 stores as of March 31, 2024. Our Company seeks to offer the best customer experience online and in stores, with more than 500 varieties of hard-surface floors featuring a range of quality styles and on-trend designs. Our online tools also help empower customers to find the right solution for the space they’ve envisioned. Our extensive selection includes waterproof hybrid resilient, waterproof vinyl plank, solid and engineered hardwood, laminate, bamboo, tile, and cork, with a wide range of flooring enhancements and accessories to complement. In addition, the Company also began offering carpet during 2023. Our stores are staffed with flooring experts who provide advice, Pro partnership services and installation options for all our products, the majority of which are in stock and ready for delivery. Our vision is to be the customers’ first choice in hard and soft surface flooring by providing the best experience, from start to finish. We offer the accessible flooring expertise and high-touch service of a local store, combined with the value, omnichannel convenience and product availability of a national brand. We plan to leverage this advantage to differentiate ourselves in the highly fragmented flooring market.

To supplement the financial measures prepared in accordance with U.S. generally accepted accounting principles (GAAP), the Company uses the following non-GAAP financial measures: (i) Adjusted Gross Profit; (ii) Adjusted Gross Margin; (iii) Adjusted SG&A; (iv) Adjusted SG&A as a Percentage of Net Sales; (v) Adjusted Operating Loss; (vi) Adjusted Operating Margin Loss; (vii) Adjusted Other Expense; (viii) Adjusted Other Expense as a Percentage of Net Sales; (ix) Adjusted Loss; and (x) Adjusted Loss per Diluted Share. These non-GAAP financial measures should be viewed in addition to, and not in lieu of, financial measures calculated in accordance with GAAP. These supplemental measures may vary from, and may not be comparable to, similarly titled measures by other companies.

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

Our results for the first quarter 2024 continue to be negatively impacted by the macroeconomic environment as well as internal challenges that we are focused on as we execute against our strategic initiatives. To that end, we remain committed and continue to execute on our five strategic initiatives, which include: growing our Pro business; driving customer engagement through our CRM system; increasing our brand awareness; driving product innovation and the expansion of carpet; and ensuring a consistent customer experience across all our stores and our omnichannel network. We believe each initiative will improve sales productivity and profitability in the long term.

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

We remain focused on identifying further efficiencies and further improving our inventory management practices to yield continued improvements in our overall working capital. We regularly review our store portfolio for profitability and cash flow, and closed two underperforming stores that did not meet expectations during the first quarter of 2024.

We initiated a strategic review of our cost structure in 2023, and since the initiation of this review, we have achieved savings of $17.7 million, with approximately $4.4 million of those savings realized in the first quarter of 2024. We continue to prudently manage expenses and focus on aligning our cost structure with our current rate of sales to preserve profitability.

We believe the foundation we are laying through our five strategic initiatives will make us more differentiated in the market with a better customer experience, and this gives us confidence that we will return to growth as the economic environment improves and, in the long term, regain share in what we believe will be a growing industry that is driven by long-term tailwinds for hard surface flooring and remodels such as aging housing stock, increased household formation, and rising home values.

Vinyl Update

In February 2023, U.S. Customs and Border Protection ("CBP") added aluminum and polyvinyl chloride ("PVC") to a list of categories including cotton, tomatoes and polysilicon for which CBP has the ability to request additional documentation from importers under the Uyghur Forced Labor Prevention Act ("UFLPA").

During 2023, the CBP requested additional documentation with respect to the UFLPA for some shipments of vinyl flooring originating from Asia. We require our vendors to follow our strict guidelines on responsible sourcing, obtain periodic certifications from them concerning compliance with these standards, and perform audit procedures of their supply chain documentation. However, we determined it was most cost effective to return the majority of the product that had been detained by CBP to the affected vendor.

We mitigated the disruptions by featuring alternative products in our current assortment and leveraging our sourcing capabilities to look at alternative flooring categories and sourcing geographies. We rebuilt stock keeping units ("SKUs") in the vinyl category, and returned to normal levels of inventory in that category by the end of 2023.

Despite our robust compliance program and mitigation efforts, it is possible that future shipments of vinyl flooring could be impacted by UFLPA holds. We are unable to predict whether other product shipments will be impacted in the future and, whether this issue could have further material impacts on sales and margins as we progress throughout 2024. See "Risk Factor – The Company and third-party suppliers on whom we rely source a significant portion of the merchandise we sell from Asia, which exposes us to the risk of supply chain disruptions" in the Company’s annual report filed on Form 10‑K for the year ended December 31, 2023.

Results of Operations

The tables below set forth our unaudited interim consolidated results of operations, expressed in thousands and as a percentage of net sales, for the periods presented. We believe the selected sales data, the percentage relationship between net sales and major categories in the consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations. Our unaudited interim consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

	Three Months Ended March 31,		2024
	2024	2023	vs. 2023
Net Sales
Net Merchandise Sales	$164,715	$210,497	$(45,782)
Net Services Sales	23,775	30,201	(6,426)
Total Net Sales	188,490	240,698	(52,208)
Gross Profit	71,173	88,000	(16,827)
Selling, General and Administrative Expenses	98,565	101,185	(2,620)
Operating Loss	(27,392)	(13,185)	(14,207)
Other Expense	1,526	1,159	367
Loss Before Income Taxes	(28,918)	(14,344)	(14,574)
Income Tax (Benefit) Expense	52	(3,759)	3,811
Net Loss and Comprehensive Loss	$(28,970)	$(10,585)	$(18,385)

			% (Decrease) Increase
	% of Net Sales		in Dollar Amounts
	Three Months Ended March 31,		2024
	2024	2023	vs. 2023
Net Sales
Net Merchandise Sales	87.4%	87.5%	(21.7)%
Net Services Sales	12.6%	12.5%	(21.3)%
Total Net Sales	100.0%	100.0%	(21.7)%
Gross Profit	37.8%	36.6%	(19.1)%
Selling, General and Administrative Expenses	52.3%	42.0%	(2.6)%
Operating Loss	(14.5)%	(5.5)%	107.8%
Other Expense	0.8%	0.5%	31.7%
Loss Before Income Taxes	(15.3)%	(6.0)%	101.6%
Income Tax (Benefit) Expense	0.0%	(1.6)%	(101.4)%
Net Loss and Comprehensive Loss	(15.3)%	(4.4)%	173.7%

			% Increase (Decrease)
			in Dollar Amounts
	Three Months Ended March 31,		2024
	2024	2023	vs. 2023
SELECTED SALES DATA
Average Sale[1]	$1,714	$1,767	(3.0)%
Comparable Store Net Sales (Decrease)[2]	(21.5)%	(15.4)%
Transaction Count (Decrease)[3]	(18.5)%	(19.6)%
Average Retail Price per Unit Sold (Decrease) Increase[4]	(4.4)%	8.7%

Number of Stores Open, end of period	435	443
Number of Stores Opened (Closed) in Period, net	(2)	1
Number of Stores Relocated in Period[5]	—	—

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

Net Sales

Net sales decreased $52.2 million, or 21.7%, to $188.5 million from $240.7 million for the three months ended March 31, 2024 and 2023, respectively. Comparable store net sales for the quarter decreased 21.5% primarily attributable to lower transaction counts and average ticket size in both Pro and Consumer customer channels. The decline in both cases were driven by the continued headwinds from the difficult macroeconomic environment and ongoing brand awareness challenges.

Gross Profit

Gross profit decreased 19.1% in the first quarter of 2024 to $71.2 million from $88.0 million in the comparable period in 2023, and gross margin of 37.8% increased 120 basis points compared to the first quarter last year. The decrease in gross profit was primarily due to lower sales volume attributable to lower transaction counts and average ticket size. The increase in gross margin is primarily driven by the recovery of costs from suppliers related to CBP detentions on flooring products that contain PVC as a consequence of the UFLPA that were previously expensed. The increase in gross margin was further driven by lower transportation costs as inbound container costs have come down, as well as lower turn rates of our inventory, partially offset by higher vinyl sourcing costs as we increased sourcing from domestic vendors and lower average selling price due to industry pricing pressure.

Additionally, the Company’s financial statements have been impacted by Section 301 tariffs on certain products imported from China in recent years. The tariffs flow through the income statement as the product is sold. The Company has deployed strategies to mitigate tariffs and improve gross margin, primarily through adjusting its pricing and promotion strategies and alternative country sourcing. The Company's merchandise receipts subject to Section 301 tariffs were 7% and 16% during the first quarter of 2024 and 2023, respectively. As discussed in Item 1, Note 7 to the consolidated financial statements, the Company is unable to predict the timing or outcome of the ruling by the CAFC. If these appeals are successful, the Company may qualify for refunds on these Section 301 tariffs.

	Three Months Ended March 31,
	2024		2023
	$	% of Sales	$	% of Sales
	(in thousands, except percentage data)
Gross Profit/Margin, as reported (GAAP)	$71,173	37.8%	$88,000	36.6%

Vinyl Charges[1]	(1,304)	(0.7)%	2,138	0.9%
Adjustment Items Subtotal	(1,304)	(0.7)%	2,138	0.9%

Adjusted Gross Profit/Margin (non-GAAP measures)	$69,869	37.1%	$90,138	37.5%

1 This amount represents costs (recoveries) related to CBP detentions on flooring products that contain PVC as a consequence of the UFLPA. In the first quarter of 2024, we recovered charges previously incurred from vendors for vinyl flooring products affected under the UFLPA.

Adjusted gross profit (a non-GAAP measure) of $69.9 million decreased $20.3 million and adjusted gross margin (a non-GAAP measure) of 37.1% decreased 40 basis points compared to the same period last year. The decrease in adjusted gross profit was driven by lower sales volume attributable to a decrease in transaction counts and average ticket size. The decrease in adjusted gross margin (a non-GAAP measure) was primarily due to higher vinyl sourcing costs as we increased sourcing from domestic vendors and lower average selling price due to industry pricing pressure, partially offset by lower transportation costs.

Selling, General and Administrative Expenses

SG&A expenses of $98.6 million was 52.3% as a percentage of net sales in the first quarter of 2024, compared to $101.2 million or 42.0% of net sales in the first quarter of 2023. SG&A expense in the first quarter of 2023 included a $0.3 million charge for legal fees charged to earnings related to the CBP request for additional documentation on imports of flooring products that contain PVC as a consequence of the UFLPA. There were no such legal fees incurred during the first quarter of 2024. Adjusted SG&A expense (a non-GAAP measure) was $98.6 million or 52.3% as a percentage of net sales in the first quarter of 2024, compared to $100.9 million or 41.9% of net sales in the first quarter of 2023. The decreases in both SG&A and adjusted SG&A expense for the quarter reflected restructuring cost savings and lower variable costs due to lower sales volumes, partially offset by investment in our growth priorities and long-term initiatives such as the rollout of carpet, and increases in occupancy.

The increases in both SG&A, and adjusted SG&A, as a percentage of net sales for the three months ended March 31, 2024, compared to the same period in the prior year were due primarily to expense deleverage from lower sales volumes.

	Three Months Ended March 31,
	2024		2023
	$	% of Sales	$	% of Sales
	(in thousands, except percentage data)
SG&A, as reported (GAAP)	$98,565	52.3%	$101,184	42.0%

Legal and Professional Fees[1]	—	0.0%	280	0.1%

Adjusted SG&A (a non-GAAP measure)	$98,565	52.3%	$100,904	41.9%

1 This amount represents incremental legal and professional fees charged to earnings related to the vinyl CBP detentions. This does not include all legal costs incurred by the Company.

Operating Loss and Operating Margin Loss

Operating loss was $27.4 million for the first quarter of 2024 compared to $13.2 million in the first quarter of 2023, and operating margin loss was 14.5% for the first quarter of 2024, compared to 5.5% in the first quarter of 2023. Adjusted operating loss (a non-GAAP measure) was $28.7 million dollars compared to $10.8 million last year, and adjusted operating margin loss (a non-GAAP measure) was 15.2% in the first quarter of 2024, compared to 4.5% in the first quarter of last year. The increase in operating loss and operating margin loss, as well as adjusted operating loss and adjusted operating margin loss, reflect the increased selling, general and administrative expenses and decreased gross profit as described in the above sections.

	Three Months Ended March 31,
	2024		2023
	$	% of Sales	$	% of Sales
	(in thousands, except percentage data)
Operating Loss, as reported (GAAP)	$(27,392)	(14.5)%	$(13,185)	(5.5)%

Gross Profit/Margin Adjustment Items:
Vinyl Charges[1]	(1,304)	(0.7)%	2,138	0.9%
Gross Profit/Margin Adjustment Items Subtotal	(1,304)	(0.7)%	2,138	0.9%

SG&A Adjustment Items:
Legal and Professional Fees[2]	—	0.0%	280	0.1%

Adjusted Operating Loss / Margin (a non-GAAP measure)	$(28,696)	(15.2)%	$(10,767)	(4.5)%

1,2 See the Gross Profit/Margin and SG&A sections above for more detailed explanations of these individual items.

Other Expense

In the first quarter of 2024, other expense and adjusted other expense of $1.5 million increased $0.4 million compared to the first quarter of 2023, primarily driven by interest on borrowings on our Credit Agreement as a result of higher average debt levels and interest rates.

Provision for Income Taxes

For the three months ended March 31, 2024, the Company recognized income tax benefit of $0.1 million, which represented an effective tax rate of (0.2)%. For the three months ended March 31, 2023, the Company recognized income tax benefit of $3.8 million, which represented an effective tax rate of 26.3%. The change in effective tax rate is a result of the establishment of a full valuation allowance in the second quarter of 2023.

Net Loss per Diluted Share

Net loss per diluted share was $1.00 for the first quarter compared to $0.37 for the first quarter of last year. Adjusted loss per diluted share (a non-GAAP measure) was $1.04 for the first quarter compared to $0.31 for the first quarter of last year.

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share data)
Net Loss, as reported (GAAP)	$(28,970)	$(10,585)
Net Loss per Diluted Share (GAAP)	$(1.00)	$(0.37)

Gross Profit/Margin Adjustment Items:
Vinyl Charges[1]	(1,304)	2,138
Gross Profit/Margin Adjustment Items Subtotal	(1,304)	2,138

SG&A Adjustment Items:
Legal and Professional Fees[2]	—	280
SG&A Adjustment Items Subtotal	—	280

Income Tax Adjustment[3]	333	(636)

Adjusted Loss	$(29,941)	$(8,803)
Adjusted Loss per Diluted Share (a non-GAAP measure)	$(1.04)	$(0.31)

1,2 See the Gross Profit/Margin, SG&A and Other Expense sections above for more detailed explanations of these individual items.

3 Income tax adjustment is defined as the sum of Gross Profit/Margin, SG&A, and Other Expense adjustment items multiplied by the Company’s federal incremental rate, which was 25.6% and 26.3% for the three month period ended March 31, 2024 and 2023, respectively.

Liquidity, Capital Resources and Cash Flows

Sources of Liquidity

As of March 31, 2024, we had liquidity of $63.3 million, consisting of excess availability under our Credit Agreement of $57.3 million and cash and cash equivalents of $6.0 million. This represents a decrease in liquidity of $54.9 million from December 31, 2023, primarily driven in part by a decrease in the cap in availability to $153.9 million from $182.5 million as of March 31, 2024 and December 31, 2023, respectively, as well as an increase in our overall outstanding debt to $89.0 million from $66.0 million as of March 31, 2024 and December 31, 2023, respectively. The cap availability under our credit agreement is based on certain assets, including our inventory. We could see the cap in availability further decline in future years if our inventory balances decline.

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

Pursuant to the requirements of the Financial Accounting Standards Board's Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements - Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management's plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company's ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company had cash and cash equivalents of approximately $6.0 million, $89.0 million outstanding under the Revolving Credit Facility, a net loss of $29.0 million, and $57.3 million of borrowing availability under the Credit Agreement for the quarter ended March 31, 2024. The Company’s ability to continue as a going concern is dependent on its ability to generate sufficient sales, profitability, and liquidity to meet the Company's obligations and maintain the minimum borrowing availability to prevent triggering its fixed charge coverage ratio covenant. Under terms of the Credit Agreement, the fixed charge coverage ratio is only required when specified availability under the Revolving Credit Facility falls below the greater of $17.5 million or 10% of the Revolving Loan Cap (as defined in the Credit Agreement). The Company believes that its projected levels of liquidity will not be sufficient to maintain compliance with this covenant in the fourth quarter of 2024. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

To alleviate these conditions, management plans to sell and enter into a sale leaseback transaction for its Sandston, Virginia distribution center, which, as a result, met the criteria for held for sale after the balance sheet date. The current net book value of the distribution center as of March 31, 2024, was approximately $39.6 million, which is significantly lower than its prospective market value based on third party information obtained by the Company. Proceeds from such a sale leaseback transaction will be sufficient to fund the Company's operations and prevent triggering its fixed charge coverage ratio covenant for a period of at least twelve months subsequent to the issuance of these unaudited condensed consolidated financial statements. We believe the sale of Sandston, along with our Dallas distribution center, positions us to better execute on our long term supply chain network strategy by optimizing our distribution footprint.

In addition, management is currently evaluating various funding alternatives that are intended to further alleviate these conditions and may seek to raise additional funds by obtaining additional credit from various financial institutions or refinancing the Company's Revolving Credit Facility with its existing lenders. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to refinance or obtain additional financing in the debt markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

See "Risk Factor - The inability to access our Revolving Credit Facility or other sources of capital, could cause our financial position, liquidity, and results of operations to suffer" in the Company's annual report filed on Form 10-K for the year ended December 31, 2023, as well as "Risk Factor - We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, and it is possible that management's plans to alleviate substantial doubt may be unsuccessful" in Part II, Item 1A of this quarterly report.

Capital Resources

As of March 31, 2024, our material contractual obligations consist of long-term debt and letters of credit under our Credit Agreement and leases. See Note 5 to the consolidated financial statements for further detail related to our Credit Agreement. For further detail related to leases, see the Form 10‑K for the year ended December 31, 2023.

Cash Flows Summary

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net Cash (Used in) Provided by Operating Activities	$(23,689)	$26,149
Net Cash Used in Investing Activities	(1,855)	(4,741)
Net Cash Provided by (Used in) Financing Activities	22,740	(25,231)
Net Decrease in Cash and Cash Equivalents	$(2,804)	$(3,823)

During the three months ended March 31, 2024, the Company used $23.7 million of cash flows from operating activities, which was primarily driven by our net losses in the quarter and a decrease in accounts payable due to the timing of payments, partially offset by working capital improvements with respect to merchandise inventory as we continue to manage our inventories to the run-rate of sales.

Net cash flows used in investing activities included $1.9 million and $4.7 million in capital expenditures in the three months ended March 31, 2024 and 2023, respectively. The decrease of $2.8 million in net cash flows used in investing activities is primarily attributable to our reduced investment in new stores and our distribution center in Texas that went live in the third quarter of 2023, partially offset by our investment in carpet.

Net cash flows provided by financing activities were $22.7 million during the three months ended March 31, 2024, compared to net cash flows used in financing activities of $25.2 million during the three months ended March 31, 2023. The activity in the current year was primarily attributable to $23.0 million of net borrowings under the Credit Agreement. Financing activities during the three months ended March 31, 2023 included $25.0 million net payments under the Credit Agreement.

Merchandise Inventories

Merchandise inventories as of March 31, 2024 decreased $17.0 million from December 31, 2023, primarily due to the Company having scaled back purchasing to return to more optimal inventory levels and align purchasing with current sales trends. We consider merchandise inventories either "available for sale" or "in-transit," based on whether we have physically received and inspected the products at an individual store location, in our distribution centers or in another facility where we control and monitor inspection.

In-transit inventory generally varies due to the timing of certain international shipments and certain seasonal factors, including import holds, international holidays, rainy seasons, and specific merchandise category planning.

Merchandise inventories and available inventory for sale per store in operation were as follows:

	As of	As of	As of
	March 31, 2024	December 31, 2023	March 31, 2023
	(in thousands)
Inventory – Available for Sale	$232,652	$248,737	$284,462
Inventory – In-Transit	15,619	16,553	23,276
Total Merchandise Inventories	$248,271	$265,290	$307,738

Inventory Available for Sale Per Store	$535	$569	$642

Inventory available for sale per store as of March 31, 2024 decreased compared to December 31, 2023 and March 31, 2023 due to the same drivers as merchandise inventories.

Related Party Transactions

Information with respect to related party transactions may be found in Note 8, "Related Party Transactions", to the consolidated financial statements in Item 1 of Part I, which is incorporated herein by reference.

Critical Accounting Policies and Estimates

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We have had no significant changes in our Critical Accounting Policies and Estimates since our annual report on Form 10‑K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk.

The Company can be exposed to interest rate risk because of variable rate borrowings under our Credit Agreement. To the extent the Company borrows at Term SOFR, financial results are subject to changes in the market rate of interest. As of March 31, 2024, we had $89.0 million outstanding under our Revolving Credit Facility, which carried a weighted average interest rate of 7.0% repayable at any time. A hypothetical 1% increase in interest rates would cause an increase of $0.9 million of annual interest if outstanding for the full year.

We currently do not engage in any interest rate hedging activity. However, in the future, to mitigate losses associated with interest rate risks, we may at times enter into derivative financial instruments, although we have not historically done so. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2024. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2024.

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

Item 1A. Risk Factors.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, and it is possible that management's plans to alleviate substantial doubt may be unsuccessful.

During the first quarter of 2024, management identified conditions that raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the first quarter 2024 unaudited consolidated financial statements. As described more fully in Note 1 to the unaudited consolidated financial statements included herein, to alleviate these conditions, management plans to sell and enter into a sale leaseback transaction for its Sandston distribution center. In addition, management is currently evaluating various funding alternatives that are intended to further alleviate these conditions and may seek to raise additional funds. Our ability to refinance or obtain additional financing, including in the debt markets, is subject to several factors, such as market and economic conditions, our performance and investor sentiment with respect to us and our industry. Though management has concluded that it is probable the sale leaseback transaction for the Sandston distribution center will alleviate substantial doubt about the Company’s ability to continue as a going concern, if these actions are unsuccessful or if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate our capital expenditures and strategic initiatives and may be unable to alleviate conditions that raise substantial doubt regarding our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may affect the price of our common stock, may impact our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, may impact our ability to raise additional capital and may impact our ability to comply, going forward, with certain covenants in our debt agreements, which could significantly and materially restrict our operations.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors," in our annual report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the quarter ended March 31, 2024 (in thousands, except per share data):

			Total Number	Maximum Dollar Value
			of Shares	of Shares That May Yet
			Purchased as	Be Purchased as
	Total Number	Average	Part of Publicly	Part of Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased[2]	Per Share[2]	Programs	Programs[1]
January 1, 2024 to January 31, 2024	—	-	—	43,000
February 1, 2024 to February 29, 2024	9,421	2.14	—	43,000
March 1, 2024 to March 31, 2024	127,917	1.85	—	43,000
Total	137,338	$1.87	—	$43,000

1
In February 2012, the Company’s board of directors adopted an authorization for the repurchase of up to a total of $50.0 million of the Company’s common stock, which it increased by $50.0 million in each of November 2012 and January 2014. As of February 2022, the Company had purchased approximately $135.3 million common stock with $14.7 million remaining under this authorization, and the board of directors further increased this authority by an additional $35.3 million for a total authorization to repurchase up to $50.0 million of the Company’s common stock on the open market or in private transactions. As of March 31, 2024, there remains $43.0 million outstanding under the share repurchase authorization, which does not have an expiration date. The Company did not repurchase any shares under the authorization during the three months ended March 31, 2024.

2
The table above reflects repurchases of 137,338 shares of our common stock, at an average price of $1.87 per share, in connection with the net settlement of restricted share awards that vested during the three months ended March 31, 2024.

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

Item 6. Exhibits.

The exhibits listed in the following exhibit index are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1

Cooperation Agreement, dated as of April 29, 2024, by and among Live Ventures Incorporated, a Nevada corporation, Isaac Capital Group LLC, a Delaware limited liability company, and LL Flooring Holdings, Inc., a Delaware corporation (filed as Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 29, 2024 (file No. 001-33767) and incorporated by reference)

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
101

The following financial statements from the Company’s Form 10‑Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LL FLOORING HOLDINGS, INC.
(Registrant)

Date: May 8, 2024	By:	/s/ Robert L. Madore
Robert L. Madore
Chief Financial Officer (Principal Financial Officer)